Form 10-Q
period 1997-03-31
EDGE PETROLEUM CORP
filed 1997-05-15
CIK 1021010

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended MARCH 31, 1997

                                       OR

            [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from.............. to .............

                         Commission file number 0-22149

                           EDGE PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                       76-0511037
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


                             Texaco Heritage Plaza
                            1111 Bagby, Suite 2100
                             Houston, Texas 77002
                   (Address of principal executive offices)

                                (713) 654-8960
             (Registrant's telephone number, including area code)

          Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes       No X*
                               ---      ---

*The registrant became subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934 on February 25, 1997.

          Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                          Outstanding at May 8, 1997
--------------------------               --------------------------

      Common Stock                                7,711,947

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements
EDGE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------

                                           MARCH 31,     DECEMBER 31,
                                             1997           1996
                                        -----------------------------
ASSETS                                    (UNAUDITED)

CURRENT ASSETS:
   Cash and cash equivalents               $27,639,970    $ 1,543,228
   Accounts receivable, trade                2,172,865      2,038,889
   Accounts receivable, joint interest       3,180,702      1,378,453
    owners, net
   Receivable from related parties             222,135        186,562
   Other current assets                        439,527        114,456
                                           -----------    -----------

      Total current assets                  33,655,199      5,261,588

PROPERTY AND EQUIPMENT, Net - full cost     13,482,975     11,989,241
 method of accounting for oil and gas
 property

DEFERRED OFFERING COSTS                                     1,006,379

OTHER ASSETS                                     8,938         18,320
                                           -----------    -----------

TOTAL ASSETS                               $47,147,112    $18,275,528
                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable, trade                 $ 1,724,431    $ 1,695,366
   Accounts payable to related party            40,000      1,372,450
   Accrued interest payable                                    74,354
   Accrued liabilities                         525,591      1,128,967
   Current portion of notes payable             25,601        300,058
                                           -----------    -----------

      Total current
       liabilities                           2,315,623      4,571,195
                                           -----------    -----------
NOTES PAYABLE                                    6,893     11,561,844

DEFERRED INCOME TAXES                          473,247        248,673

MINORITY INTEREST                                           2,267,185
                                           -----------    -----------

      Total liabilities                      2,795,763     18,648,897
                                           -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01par value;
    5,000,000 shares authorized; none
    outstanding
   Common stock, $.01par value;
    25,000,000 shares authorized;
    7,711,947 shares issued and
    outstanding                                 77,120
   Additional paid-in capital               47,429,309
   Retained earnings                           931,351
   Unearned compensation - restricted
    stock                                   (4,086,431)
   Equity (deficit) of predecessor
    entities                                                 (373,369)
                                           -----------    -----------
      Total stockholders'
       equity                               44,351,349       (373,369)
                                           -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS'        $47,147,112    $18,275,528
 EQUITY                                    ===========    ===========


See notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                  ------------------------
                                                     1997          1996
                                                        (UNAUDITED)

OIL AND NATURAL GAS REVENUES                      $3,441,001    $1,277,101

OPERATING EXPENSES:
   Oil and natural gas operating
    expenses                                         628,413       348,337
   Depreciation, depletion and
    amortization                                     615,764       309,222
   General and administrative expenses               968,818       879,726
                                                  ----------    ----------

                Total operating expenses           2,212,995     1,537,285
                                                  ----------    ----------

OPERATING INCOME (LOSS)                            1,228,006      (260,184)

OTHER INCOME AND EXPENSE:
   Interest expense                                 (180,307)     (153,840)
   Interest income                                   108,226
                                                  ----------    ----------

NET INCOME (LOSS) BEFORE INCOME TAXES
 AND MINORITY INTEREST                             1,155,925      (414,024)

INCOME TAX (EXPENSE) BENEFIT                        (224,574)      112,535

MINORITY INTEREST                                                  208,993
                                                  ----------    ----------

NET INCOME (LOSS)                                 $  931,351    $  (92,496)
                                                  ==========    ==========

PRO FORMA EARNINGS (LOSS) PER SHARE               $     0.16    $    (0.02)
                                                  ==========    ==========

PRO FORMA WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                       5,872,144     4,701,361
                                                  ==========    ==========


See notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                         EQUITY         UNEARNED
                                          COMMON STOCK        ADDITIONAL              (DEFICIT) OF   COMPENSATION -       TOTAL
                                   ------------------------    PAID-IN     RETAINED   PREDECESSOR      RESTRICTED     STOCKHOLDERS'
                                        SHARES      AMOUNT     CAPITAL     EARNINGS     ENTITIES         STOCK           EQUITY
BALANCE,
   DECEMBER 31, 1996                                                                     $(373,369)                     $ (373,369)

   Combination (unaudited)              4,701,361   $47,014   $ 3,179,252                  373,369                       3,599,635

   Public stock offering, net of
      offering costs of $2.2
       million (unaudited)              2,760,000    27,600    40,117,894                                               40,145,494

   Issuance of restricted
      common stock (unaudited)            250,586     2,506     4,132,163                               $(4,134,669)             -

   Compensation expense
     (unaudited)                                                                                             48,238         48,238

   Net income (unaudited)                                                   $931,351                                       931,351
                                     ------------  --------  ------------  ---------  ------------   --------------   ------------

BALANCE,
   MARCH 31, 1997
   (unaudited)                          7,711,947   $77,120   $47,429,309   $931,351     $       -      $(4,086,431)   $44,351,349
                                     ============  ========  ============  =========  ============   ==============   ============


See notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------

                                                    THREE MONTHS ENDED
                                                          MARCH 31,
                                               ---------------------------
                                                    1997            1996
                                                         (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $    931,351   $   (92,496)
   Adjustments to reconcile net income
    (loss) to net cash provided (used)
    by operating activities:
      Depreciation, depletion and amortization       615,764       309,222
      Deferred income taxes                          224,574      (112,535)
      Compensation expense                            48,238
      Minority interest                                           (208,993)
   Changes in assets and liabilities:
      Accounts receivable, trade                    (133,976)     (531,168)
      Accounts receivable, joint
       interest owners, net                       (1,802,249)     (140,493)
      Receivable from related parties                (35,573)      (47,437)
      Other current assets                          (325,071)        8,140
      Other assets                                     9,382        23,930
      Accounts payable, trade                         29,065       296,675
      Accounts payable to related party                            120,873
      Accrued interest payable                       (74,354)        6,720
      Accrued liabilities                           (603,376)      432,551
      Long-term liability                                          (11,899)
                                                ------------   -----------

                 Net cash provided
                  (used) by operating
                  activities                      (1,116,225)       53,090
                                                ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Oil and gas property and equipment
    purchases                                     (2,109,498)   (2,179,114)
   Proceeds from the sale of oil and                               483,594
    gas properties                              ------------   -----------

                 Net cash used in
                  investing activities            (2,109,498)   (1,695,520)
                                                ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                        867,350     2,450,000
  Payment on notes payable                       (11,017,348)
  Payment on long-term notes payable                (379,410)      (44,498)
  Payment on related party subordinated loans     (1,300,000)
  Net proceeds from issuance of common stock      41,151,873
                                                ------------   -----------

                Net cash provided by
                 financing activities             29,322,465     2,405,502
                                                ------------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS         26,096,742       763,072

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     1,543,228       200,831
                                                ------------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD        $ 27,639,970   $   963,903
                                                ============   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES -
 Cash paid for interest                         $    254,661   $   158,738

NON-CASH TRANSACTIONS:
  Combination transactions                      $  3,599,635
  Deferred offering costs at December
   31, 1996 capitalized to equity               $  1,006,379

See notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The financial statements included herein have been prepared by Edge Petroleum Corporation, a Delaware corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited Supplementally Combined Financial Statements. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications do not affect net earnings. These Financial Statements should be read in conjunction with the Company's Supplementally Combined Financial Statements and notes thereto included in its Registration Statement on Form S-1, as amended (Registration No. 333-17267) (the "Registration Statement").

2. ORGANIZATION AND PRINCIPLES OF COMBINATION

   In March 1997, the Company completed its initial public offering (the "Offering') of 2,760,000 shares of its common stock at a public offering price of $16.50 per share. The Offering provided the Company with proceeds of approximately $40.1 million, net of expenses.

   The Company was organized as a Delaware corporation in August 1996 in connection with the Offering and the related combination of certain entities that held interests in Edge Joint Venture II (the "Joint Venture") and the acquisition of direct interests in the Joint Venture and in certain oil and natural gas properties also owned by the Joint Venture. In a series of transactions (the "Combination"), the Company acquired directly or indirectly 100% of the interests in the Joint Venture by completing (i) a merger of Edge Petroleum Corporation, a Texas corporation ("Old Edge"), with and into a wholly owned subsidiary of the Company in which shareholders of Old Edge received shares of common stock and Old Edge became a wholly owned subsidiary of the Company; (ii) an exchange of shares of the Company's common stock for the general and limited partner interests in Edge Group II Limited Partnership and the limited partner interests in Gulfedge Limited Partnership; (iii) an acquisition of interests in certain oil and natural gas properties held by Mr. James C. Calaway (the "Calaway Interests") in exchange for shares of the Company's common stock; and (iv) a purchase of Edge Group Partnership's interest in the Joint Venture in exchange for shares of the Company's common stock. The Company issued an aggregate of 4,701,361 shares of common stock in the Combination.

   The Combination was accounted for as a reorganization in accordance with Staff Accounting Bulletin No. 47 because of the high degree of common ownership among the combining entities. Accordingly, the net assets acquired in the Combination have been recorded at the historical cost basis of the affiliated predecessor owners. The consolidated financial statements presented herein represent the consolidated financial statements of Edge Petroleum Corporation (a Delaware corporation) as of and for the three months ending March 31, 1997 and the Supplementally Combined Financial Statements of Old

   Edge and the Joint Venture, with Joint Venture interests not owned by Old Edge shown as minority interest, as of December 31, 1996 and for the three months ending March 31, 1996. Such statements will herein collectively be referred to as the consolidated financial statements of the Company.

3. PRO FORMA EARNINGS PER SHARE

   Pro forma earnings per share is based on the weighted average number of shares of common stock outstanding during the period. The computation assumes that the Company was incorporated during the periods presented and presents the shares issued in connection with the Combination as outstanding for all periods. The effects of common stock equivalent shares (stock options) were not material and not dilutive for the three months ended March 31, 1997.

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS previously found in Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented. Considering the guidelines as prescribed by SFAS No. 128; management believes that the adoption of this statement will not have a material effect on EPS and pro forma EPS for the adoption of this standard, as suggested for all interim and annual periods prior to required adoption, has been omitted due to immateriality.

4. INCOME TAXES

   The following pro forma income tax amounts have been presented for disclosure purposes only. Prior to the Combination, the owners of the interests in the Joint Venture (or, in the case of such owners that were not taxable as entities, the owners of interests in such entities) were liable for federal income taxes on the taxable earnings of the Joint Venture. Old Edge was a tax-paying entity and, accordingly, paid taxes on the earnings of the Joint Venture allocated to it.

   Under the liability method specified by Statement of Financial Accounting Standards ("SFAS") No. 109, deferred taxes are recognized based on the estimated future tax effect of differences between the financial statement basis and tax basis of assets and liabilities given the provisions of enacted tax laws. The related tax basis amounts at March 31, 1997 have been estimated. Such amounts will be adjusted once the respective March 3, 1997 income tax returns are finalized. Each former owner of interests in the Joint Venture (or, in the case of such owners that were not taxable as entities, the owners of interests in such entities) and the former owner of the Calaway Interests will be required under existing federal income tax rules and regulations to include in its taxable income, for all periods ending on the date of or prior to the completion of the Combination (March 3, 1997), its allocable portion of the taxable income of the Joint Venture and the Calaway Interests and will be entitled to all tax benefits related to such taxable income through the completion of such Combination.

   The ultimate tax basis and related difference from financial statement basis are not determinable with certainty until completion of the final March 3, 1997 tax returns and may be materially different from the estimated amounts depending upon the level and nature of operations and the amount of taxable income and deductions allocated to the individual owners, limited partners and interests of the affiliated entities. The ultimate difference in the book and tax basis of assets and liabilities from what has been previously recorded will result in an adjustment to the Company's tax provision and will be recorded within the consolidated statement of operations.

   The differences between the statutory federal income taxes and the Company's effective taxes are summarized as follows (in thousands):

                                                                   MARCH 31,
                                                             ----------------------
                                                                1997        1996
                                                             ----------  ----------
      Statutory federal income tax expense (benefit).......  $ 404,574   $(144,908)
      Taxes prior to the combination not payable by the
       Company.............................................   (180,000)     32,373
                                                             ---------   ---------

      Provision for income taxes...........................  $ 224,574   $(112,535)
                                                             =========   =========

   The pro forma provision for income taxes for the three-month periods ended March 31, 1997 and 1996 have been presented to reflect the Company's income taxes that would have been reported had the Company owned all of the interests in the Joint Venture since its inception (April 8, 1991).

Pro forma provision for taxes:

                                                                               MARCH 31,
                                                                         ------------------------
                                                                            1997         1996
                                                                         ----------  -----------
      Net income (loss) before income taxes........                      $1,155,925   $ (414,024)
      Pro forma income tax (expense) benefit.......                        (404,574)     144,908
                                                                         ----------   ----------

      Pro forma net income (loss)..................                      $  751,351   $ (269,116)
                                                                         ==========   ==========
      Pro forma earnings (loss) per share..........                      $     0.13   $    (0.06)
                                                                         ==========   ==========
      Pro forma weighted average number of common
         shares outstanding........................                       5,872,144    4,701,361
                                                                         ==========   ==========

5. COMMODITY PRICE RISK MANAGEMENT ACTIVITIES

   The Company periodically uses derivative financial instruments to manage price risks related to natural gas sales and not for speculation. Gains and losses related to qualifying hedges of the Company are recognized as a component of oil and natural gas sales when the hedged transaction occurs. Reference is made to the Supplementally Combined Financial Statements of the Company included in the Registration Statement for a more thorough discussion of the Company's commodity hedging activities. Total natural gas purchased and sold under swap arrangements during the three month period ended March 31, 1996 was 182 MMcf resulting in a gain of $5,270. The Company had no hedging activity and there were no open hedging positions as of and for the three month period ended March 31, 1997.

6. STOCK INCENTIVE PLAN

   In January 1997, the Company adopted its Incentive Plan of Edge Petroleum Corporation (the "Incentive Plan") and reserved for issuance pursuant to such plan 1,000,000 shares of common stock. During the quarter ended March 31, 1997, 634,696 stock options were granted to participants in the plan with an exercise price equal to the fair market value on the date of grant (the $16.50 public offering price in the Offering). In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value method of accounting for awards granted in fiscal years that begin after December 15, 1994 under stock compensation plans. SFAS No. 123 encourages, but does not require, companies to adopt the fair value method of accounting in place of the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue using the provisions of APB Opinion No. 25, and, accordingly, stock options granted at fair market value on the date of grant will have no effect on the Company's results of operations.

   On March 3, 1997, the Company also issued 250,586 shares of restricted stock to employees, without payment to the Company, under the Incentive Plan. The restrictions on disposition on 125,293 of these shares lapse 20% each year. The restrictions on disposition of the other 125,293 shares lapse on the earlier of ten years from the date of grant or the achievement of certain performance goals. Nonvested shares must be forfeited in the event employment ceases. The value of the restricted stock on the date of grant, totaling approximately $4.1 million based on the public offering price in the Offering, has been recorded as an equity issuance and unearned compensation (presented as a reduction of equity). The unearned compensation will be charged to earnings over the vesting period.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors that have affected certain aspects of the Company's financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the annual Supplementally Combined Financial Statements included in the Company's Registration Statement on Form S-1, as amended (Registration No. 333-17267) (the "Registration Statement"), relating to the Company's initial public offering (the "Offering") and the accompanying unaudited condensed consolidated financial statements. Unless otherwise indicated by the context, references herein to the "Company" mean Edge Petroleum Corporation, a Delaware corporation that is the registrant, and its corporate and partnership subsidiaries and predecessors.

THE COMBINATION TRANSACTIONS AND INITIAL PUBLIC OFFERING

     The Company was organized as a Delaware corporation in August 1996 in connection with the Offering and the related combination of certain entities that held interests in Edge Joint Venture II (the "Joint Venture") and the acquisition of direct interests in the Joint Venture and in certain oil and natural gas properties also owned by the Joint Venture. In a series of transactions (the "Combination"), the Company acquired directly or indirectly 100% of the interests in the Joint Venture by completing (i) a merger of Edge Petroleum Corporation, a Texas corporation ("Old Edge"), with and into a wholly owned subsidiary of the Company in which shareholders of Old Edge received shares of common stock and Old Edge became a wholly owned subsidiary of the Company; (ii) an exchange of shares of the Company's common stock for the general and limited partner interests in Edge Group II Limited Partnership and the limited partner interests in Gulfedge Limited Partnership; (iii) an acquisition of interests in certain oil and natural gas properties held by Mr. James C. Calaway (the "Calaway Interests") in exchange for shares of the Company's common stock; and (iv) a purchase of Edge Group Partnership's interest in the Joint Venture in exchange for shares of the Company's common stock. The Company issued an aggregate of 4,701,361 shares of common stock in the Combination.

     From inception through March 2, 1997, except for Old Edge, the owners of interests in the Joint Venture were not required to pay federal income taxes due to their status as "pass-through" entities that are not subject to federal income taxation; instead, taxes relating to the taxable income of the Joint Venture for such periods were required to be paid by the owners of such entities. Although the effective date of the Combination is March 3, 1997, each owner of interests in the Joint Venture (or holders of interests in such owners that are "pass through" entities) will be required to include in its taxable income, for all periods ending on the date of or prior to the completion of the Combination, its allocable portion of the taxable income attributable to the Joint Venture and will be entitled to all tax benefits attributable to the Joint Venture through completion of the Combination.

     The Company uses the full-cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs that are directly attributable to the Company's acquisition, exploration and development activities, are capitalized in a "full-cost pool" as incurred. The Company records depletion of its full-cost pool using the unit of production method. To the extent that such capitalized costs in the full cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to operations. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date.

     The Company periodically uses derivative financial instruments to manage price risks related to natural gas sales and not for speculative purposes. For book purposes, gains and losses related to hedging of anticipated transactions are recognized as a component of oil and natural gas sales when the hedged transaction occurs. The Company's hedging arrangements apply to only a portion of its production, provide only partial price protection against declines in prices, limit potential gains from future increases in prices and may expose the Company to risk of financial loss in certain circumstances. Total natural gas purchased and sold under swap arrangements during the three month period ended March 31, 1996 was 182 MMcf resulting in a gain of $5,270. The Company had no hedging activity and there were no open hedging positions as of and for the three month period ended March 31, 1997.

     The Company's revenue, profitability and future rate of growth and ability to borrow funds or obtain additional capital, and the carrying value of its properties, are substantially dependent upon prevailing prices for natural gas, oil and condensate. These prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile, and there can be no assurance that oil and natural gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and natural gas prices could have a material adverse effect on the Company's financial condition, results of operation and access to capital, as well as the quantities of oil and natural gas reserves that the Company may economically produce. The Company periodically enters into fixed price material gas contracts on a month to month basis for production from certain fields.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

     Oil and natural gas revenues for the three months ended March 31, 1997 increased 169% from $1.3 million to $3.4 million as compared to the same period in 1996. Production volumes for oil and condensate increased 4% from 28 MBbls in the first three months of 1996 to 29 MBbls in the same period in 1997. The increase in oil and condensate production increased revenues by $7,000 (based on prior year prices), and a 33% increase in average oil sales price further increased revenue by $164,000 (based on current year production). Production volumes for natural gas increased 178% from 367 MMcfs in the first three months of 1996 to 1,022 MMcfs in the same period in 1997. The increase in natural gas production increased revenues by $1.4 million, and a 26% increase in average natural gas sales price further increased revenues by $593,000. This increase in oil and natural gas production was due to 45 gross (13.49 net) new exploratory and development wells being successfully drilled and completed since March 31, 1996 resulting from the Company's active drilling programs partially offset by normal production declines from existing wells. During the three months ended March 31, 1997, the Company marketed its natural gas produced from a certain gas field under the terms of a fixed price natural gas contract, which expired March 31, 1997. The terms of the contract required no minimum volume commitment and provided incremental pricing based on certain levels of production. Total volume sold by the Company under this contract for the three month period ended March 31, 1997 was approximately 334 MMcfs receiving an overall average natural gas price comparable to the average spot market price. No such contract existed during the three month period ended March 31, 1996. Increases in average oil and natural gas prices were directly attributable to the generally improved conditions experienced in the overall oil and natural gas market during the quarter ended March 31, 1997 compared to the same period in 1996.

     The following table sets forth certain operational data of the Company for the periods presented:

                                          Three Months Ended  1997 Period Compared
                                              March 31,          to 1996 Period
                                          ------------------  ---------------------
                                            1997      1996    Increase  % Increase
                                          --------  --------  --------  -----------
   Production volumes:
     Oil and condensate (MBbls)                 29        28         1           4%
     Natural gas (MMcf)                      1,022       367       655         178%
   Average sales prices:
     Oil and condensate ($ per Bbl)         $22.59    $16.93    $ 5.66          33%
     Natural gas ($ per Mcf)                  2.73      2.16      0.57          26%
   Operating revenues:
     Oil and condensate (in thousands)      $  655    $  484    $  171          35%
     Natural gas (in thousands)              2,786       793     1,993         251%
                                            ------    ------    ------         ---

   Total (in thousands)                     $3,441    $1,277    $2,164         169%
                                            ======    ======    ======         ===

     Oil and natural gas operating expenses for the three months ended March 31, 1997 increased 80% from $348,000 to $628,000 as compared to the same period in 1996 due to increased production. Oil and natural gas operating expenses were $0.53 per Mcfe and $0.65 Mcfe for the three month periods ended March 31, 1997 and 1996, respectively.

     Depreciation, depletion and amortization expense ("DD&A") for the three months ended March 31, 1997 increased 99% from $309,000 to $616,000 as compared to the same period in 1996. This increase was primarily due to the increase in oil and natural gas production which increased DD&A by $292,000, offset by a 1% decrease in the overall depletion rate that decreased DD&A by $8,000. The remaining increase in DD&A is due primarily to depreciation of new computer hardware and software purchased since March 31, 1996.

     General and administrative expenses for the three months ended March 31, 1997 increased 10% from $880,000 to $969,000, compared to the same period in 1996. This increase was attributable to additional staffing and the hiring of additional employees to support the Company's increased level of drilling activities and 3-D project generation. General and administrative expenses were further increased during the three months ended March 31, 1997 by $161,000 resulting from expenses incurred as a result of being a public company.
Included within general and administrative expenses for the three months ended March 31, 1997 and 1996, is approximately $235,000 and $61,000, respectively, of overhead reimbursements and management fees received from various management, operating and seismic agreements. General and administrative expenses are expected to continue to increase as the Company drills more wells and the number of wells that it operates increases. General and administrative expenses on a unit of production basis for the three month periods ended March 31, 1997 and 1996 were $.81 per Mcfe and $1.26 per Mcfe, respectively. The Company expects general and administrative expenses on a per unit of production basis to continue to decline.

     Interest expense for the three months ended March 31, 1997 increased 17% from $154,000 to $180,000 as compared to the same period in 1996. The weighted average debt was $8.1 million for the three month period ended March 31, 1997, as compared to $6.3 million for the same period in 1996. Total indebtedness of $12.7 million was repaid on March 3, 1997 with proceeds of the Offering (as described below), and the Company had no significant debt at March 31, 1997.

     Interest income for the three months ended March 31, 1997 increased to $108,000 due to earnings from money market investments purchased with excess proceeds from the Offering. There was no material interest income earned during the same period in 1996.

     Income tax expense (benefit) for the three month period ended March 31, 1997 increased from a tax benefit of $113,000 to a tax expense of $225,000 as compared to the same period in 1996. The increase was due to improved results of operations during 1997 offset by the tax effect of operations attributable to the predecessor entities ownership interests in the Joint Venture for such periods required to be paid by the owners of such interests.

     Minority interest for the three months ended March 31, 1997 was eliminated as result of the completion of the Combination on March 3, 1997 in which the Company acquired from the predecessor entities 100% of their ownership interests in the Joint Venture.

     For the three months ended March 31, 1997, the Company had operating income of $1.2 million, as compared to an operating loss of $260,000 for the same period in 1996, reflecting increased oil and natural gas production and stronger overall market conditions than those prevailing in the same period in 1996. Net income was $931,000 for the three months ended March 31, 1997, as compared to a net loss of $92,000 for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     In March 1997, the Company completed the Offering of 2,760,000 shares of common stock at a public offering price of $16.50 per share. The Offering provided the Company with proceeds of approximately $40.1 million, net of expenses. The Company used approximately $12.7 million to repay its long-term outstanding indebtedness incurred under its revolving credit facility (the "Credit Facility"), subordinated loans and equipment loans. The remaining proceeds from the Offering, together with cash flows from operations, will be used to fund planned capital expenditures, commitments, other working capital requirements and for general corporate purposes.

     The Company had cash and cash equivalents at March 31, 1997 of $27.6 million, consisting primarily of short-term money market investments of $26.6 million, as compared to $1.5 million at December 31, 1996. Working capital was $31.3 million at March 31, 1997, as compared to $690,000 at December 31, 1996.

     Operating cash flow (pre-tax) before changes in working capital increased substantially to approximately $1.8 million for the first quarter of 1997 from $(105,000) for the same period in 1996. The increase was the result of increases in production from new well additions, reflecting rapidly expanding operations, and higher prices realized for production. Operating cash flow (pre-tax), a measure of performance for exploration and production companies, represents cash flows from operating activities prior to changes in assets and liabilities. Operating cash flow should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

     During the three months ended March 31, 1997, the Company continued to reinvest a substantial portion of its cash flows to increase its 3-D project portfolio, improve its 3-D seismic interpretation technology and fund its drilling program. The Company expects to continue to reinvest a substantial portion of its cash flows for these purposes, and expects capital expenditures in 1997 to be at least $20 million. Capital expenditures during the three months ended March 31, 1997 were $2.1 million as compared to $2.2 million during the same period in 1996. The Company's drilling efforts resulted in the successful completion of 13 gross (3.94 net) wells in the first quarter of 1997, with one additional well successfully logged but awaiting side track operations due to a mechanical failure, as compared to 12 gross (6.27 net) wells during the same period in 1996. In comparing the total wells drilled during the three month period ended March 31, 1997 to the same period in 1996, the lower net wells drilled during 1997 is due to the Company retaining smaller (before payout) average working interests. The decreased net wells for the three month period ended March 31, 1997 is not an indication of a trend but is the result of specific risk management decisions by the Company. The Company intends to fund its planned capital expenditures, commitments and working capital requirements through cash flows from operations, proceeds of the Offering and, to the extent necessary, borrowings under the Credit Facility or other financing activities. The Company believes it will have sufficient capital resources and liquidity to fund its capital expenditures and meet its financial obligations as they come due.

REVOLVING CREDIT FACILITY

     In July 1995, the Company entered into the two-year secured Credit Facility with Compass Bank-Houston ("Compass") which provides a maximum loan amount of $20 million, subject to borrowing base limitations. The Credit Facility allows Compass to make, in its sole discretion, the borrowing base determination based upon the Company's proved oil and natural gas reserves. During early 1997 the maturity of the Credit Facility was extended to July 1998. The interest rate for borrowings is either the Base Rate plus 0.5% or LIBOR plus 2.5%. The Base Rate is the higher of (i) the Federal Funds Rate plus 0.5% or (ii) the prime rate. The Credit Facility also provides for the payment of certain commitment and other fees. The Company is subject to certain covenants under the terms of the Credit Facility, including requirements to maintain specified tangible capital and a ratio of cash flow to debt service coverage of at least 1.25 to
1.00. The Credit Facility also places restriction on dividends, additional indebtedness, liens, sales of properties and other matters.

     During March 1997, the outstanding balance under the Credit Facility of $11.0 million was repaid with proceeds from the Offering. The Credit Facility remains available for future borrowings, but the borrowing base has been reduced at the Company's request to $1 million so as to limit expenses. However, the Company has the ability to restore availability at any time subject to the provisions of the Credit Facility.

SUBORDINATED LOAN

     In December 1994, the Joint Venture entered into an agreement providing for a subordinated loan. Such agreement provided for a $1 million term loan and a $1 million line of credit. The Company borrowed $1 million under the provisions of the term loan and $300,000 under the line of credit. During March 1997, the outstanding balance of $1.3 million was repaid with proceeds from the Offering and the subordinated loan agreement was canceled.

EQUIPMENT LOANS

     Prior to the Offering, the Company was a party to various equipment loans with lenders to acquire computer and related office equipment. These loans had various terms and maturities. During March 1997, all but $32,000 of the outstanding balance of $412,000 was repaid with proceeds from the Offering.

ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted.

This statement requires restatement of all prior-period EPS data presented. Considering the guidelines as prescribed by SFAS No. 128; management believes that the adoption of this statement will not have a material effect on EPS; and pro forma EPS, as suggested for all interim and annual periods prior to required adoption, has been omitted due to immateriality.

FORWARD LOOKING STATEMENT

     The statements contained in all parts of this document, including, but not limited to, those relating to the Company's drilling plans, its 3-D project portfolio, capital expenditures, use of Offering proceeds, general and administrative expenses on a per unit of production basis, the ability of expected sources of liquidity to support working capital and capital expenditure requirements and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe" and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, the Company's dependence on its key personnel, the Company's reliance on technological development and possible obsolescence of the technology currently used by the Company, significant capital requirements of the Company's exploration and development and technology development programs, the potential impact of government regulations, litigation and environmental matters, the Company's ability to manage its growth and achieve its business strategy, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks and other factors detailed in the Registration Statement and the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings............................    None

Item 2 - Changes in Securities -

     In connection with the Combination, the Company issued 42,896 shares of its common stock to Mr. James C. Calaway in exchange for the Calaway Interests pursuant to a Purchase Agreement between the Company and Mr. Calaway dated as of December 2, 1996. Such transaction was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), by virtue of Section 4(2) thereof as a transaction not involving a public offering.

     In connection with the Combination, options to purchase an aggregate of 4,386 shares of common stock of Old Edge granted under the Stock Option Plan of Old Edge to Mr. Richard Dale and Mr. James D. Calaway on November 4, 1994 were converted into options to purchase 97,844 shares of the Company's common stock. Such transaction was exempt from the registration requirements of the Securities Act by virtue of Rule 701 thereunder and as not involving a sale under Section 2(3) thereof.

Item 3 - Defaults Upon Senior Securities..............    None

Item 4 - Submission of Matters to a Vote of Security Holders -

     On February 22, 1997, prior to the closing of the Offering, the Company held its 1997 Annual Meeting of Stockholders at which the sole stockholder of the Company approved the appointment of Stanley S. Raphael, Vincent Andrews, David B. Benedict, Nils Peterson, John Sfondrini, James D. Calaway and John E. Calaway as directors. On January 24, 1997, the sole stockholder of the Company approved the Company's restated certificate of incorporation, the Company's Incentive Plan and Indemnification Agreements between the Company and each of its directors. On January 29, 1997, the sole stockholder of the Company approved an amendment to the Company's restated certificate of incorporation. The Company's first Annual Meeting of Stockholders as a public company will be held during 1998.

Item 5 - Other Information............................    None

Item 6 - Exhibits and Reports On Form 8-K

(A)  EXHIBITS.  The following exhibits are filed as part of this report:

                               INDEX TO EXHIBITS

Exhibit No.

-----------

    *2.1  Amended and Restated Combination Agreement by and among (i) Edge
          Group II Limited Partnership, (ii) Gulfedge Limited Partnership, (iii) Edge Group Partnership, (iv) Edge Petroleum Corporation of Texas, (v) Edge Mergco, Inc. and (vi) the Company, dated as of January 13, 1997 (Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (Registration No. 333-17269) filed by the Company).

    *3.1 Restated Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 (Registration No. 333 -17269) filed by the Company).

    *3.2 Bylaws of the Company (Incorporated by Reference to Exhibit 3.2 to the Registration Statement on Form S-4 (Registration No. 333-17269) filed by the Company).

   *10.1. Registration Rights Agreement between Edge Holding Company Limited
          Partnership and the Company (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 (Registration No. 333-17269) filed by the Company).

   *10.2. Form of Indemnification Agreement between the Company and each of its directors (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 (Registration No. 333-17269) filed by the Company).

    10.3  Incentive Plan of Edge Petroleum Corporation.

    10.4 Employment Agreement dated February 25, 1997 between the Company and John E. Calaway.

    10.5 Employment Agreement dated February 25, 1997 between the Company and James D. Calaway.

   *10.6. Employment Agreement between the Company and Michael G. Long
          (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 (Registration No. 333-17269) filed by the Company).

   *10.7. Purchase Agreement between the Company and James C. Calaway dated as of December 2, 1996 (Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 (Registration No. 333-17269) filed by the Company).

    11.1  Computation of Earnings Per Share

    27.1  Financial Data Schedule

      *Incorporated by reference as indicated

(B) Reports on Form 8-K..........................    None

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          EDGE PETROLEUM CORPORATION,
                             A DELAWARE CORPORATION
                                  (REGISTRANT)



Date       5/12/97                              /s/ JOHN E. CALAWAY
    ------------------------------            ----------------------------------
                                                         John E. Calaway,
                                                   Chief Executive Officer and
                                                      Chairman of the Board



Date       5/12/97                              /s/ JAMES D. CALAWAY
    ------------------------------            ----------------------------------
                                                       James D. Calaway,
                                                    President and Director



Date       5/12/97                              /s/ MICHAEL G. LONG
    ------------------------------            ----------------------------------
                                                       Michael G. Long,
                                                   Chief Financial Officer



Date       5/12/97                              /s/ RICHARD S. DALE
    ------------------------------            ----------------------------------
                                                        Richard S. Dale,
                                                    Controller and Treasurer