Form 10-Q
period 1997-06-30
EDGE PETROLEUM CORP
filed 1997-08-14
CIK 1021010

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended JUNE 30, 1997

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

                              Yes  [X]*   No  [ ]

*The registrant became subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934 on February 25, 1997.

          Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                   Outstanding at August 12 , 1997
            -----                   -------------------------------

         Common Stock                         7,711,947

                         PART I FINANCIAL INFORMATION


Item 1.  Financial Statements
EDGE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                    JUNE 30,      DECEMBER 31,
                                                      1997           1996
                                                  ------------   ------------
                                                   (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                       $ 25,423,572   $  1,543,228
  Accounts receivable, trade                         3,146,478      2,038,889
  Accounts receivable, joint interest owners, net    5,292,703      1,378,453
  Receivables from related parties                     235,361        186,562
  Other current assets                                 410,078        114,456
                                                  ------------   ------------
      Total current assets                          34,508,192      5,261,588

PROPERTY AND EQUIPMENT, Net - full cost method
 of accounting for oil and gas properties           17,105,936     11,989,241

DEFERRED OFFERING COSTS                                             1,006,379

OTHER ASSETS                                             7,788         18,320
                                                  ------------   ------------
TOTAL ASSETS                                      $ 51,621,916   $ 18,275,528
                                                  ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable, trade                         $  4,527,544   $  1,695,366
  Accounts payable to related party                     40,000      1,372,450
  Accrued interest payable                                             74,354
  Accrued liabilities                                1,317,376      1,128,967
  Current portion of notes payable                                    300,058
                                                  ------------   ------------
      Total current liabilities                      5,884,920      4,571,195

NOTES PAYABLE                                                      11,561,844

DEFERRED INCOME TAXES                                  248,673        248,673

MINORITY INTEREST                                                   2,267,185
                                                  ------------   ------------
      Total liabilities                              6,133,593     18,648,897
                                                  ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 5,000,000
   shares authorized; none outstanding
  Common stock, $.01 par value; 25,000,000
   shares authorized; 7,711,947 shares issued
   and outstanding                                      77,120
  Additional paid-in capital                        47,305,694
  Retained earnings                                  2,036,889
  Unearned compensation - restricted stock          (3,931,380)
  Equity (deficit) of predecessor entities                           (373,369)
                                                  ------------   ------------
      Total stockholders' equity                    45,488,323       (373,369)
                                                  ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 51,621,916   $ 18,275,528
                                                  ============   ============

See notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                            JUNE 30,                  JUNE 30,
                                                    ------------------------   ------------------------
                                                       1997         1996          1997         1996
OIL AND NATURAL GAS REVENUES                        $ 3,016,085  $ 1,797,460   $ 6,457,086  $ 3,074,561

OPERATING EXPENSES:
  Oil and natural gas operating expenses                670,825      262,159     1,299,238      610,496
  Depreciation, depletion and amortization              562,830      342,533     1,178,594      651,755
  General and administrative expenses                 1,291,300      515,909     2,260,118    1,395,635
                                                    -----------  -----------   -----------  -----------
      Total operating expenses                        2,524,955    1,120,601     4,737,950    2,657,886
                                                    -----------  -----------   -----------  -----------
OPERATING INCOME                                        491,130      676,859     1,719,136      416,675

OTHER INCOME AND EXPENSE:
  Interest expense                                       (1,617)    (209,845)     (181,924)    (363,685)
  Interest income                                       391,451                    499,677
                                                    -----------  -----------   -----------  -----------
NET INCOME BEFORE INCOME TAXES AND
 MINORITY INTEREST                                      880,964      467,014     2,036,889       52,990

INCOME TAX (EXPENSE) BENEFIT                            224,574     (107,256)                     5,279

MINORITY INTEREST                                                   (199,189)                     9,804
                                                    -----------  -----------   -----------  -----------
NET INCOME                                          $ 1,105,538  $   160,569   $ 2,036,889  $    68,073
                                                    ===========  ===========   ===========  ===========
PRO FORMA EARNINGS PER SHARE                        $      0.14  $      0.03   $      0.30  $      0.01
                                                    ===========  ===========   ===========  ===========
PRO FORMA WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                            7,711,947    4,701,361     6,797,128    4,701,361
                                                    ===========  ===========   ===========  ===========

See notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                          EQUITY         UNEARNED
                                           COMMON STOCK        ADDITIONAL              (DEFICIT) OF    COMPENSATION       TOTAL
                                       ---------------------    PAID-IN     RETAINED    PREDECESSOR     RESTRICTED     STOCKHOLDER'S
                                        SHARES      AMOUNT      CAPITAL     EARNINGS     ENTITIES         STOCK           EQUITY
BALANCE,
 DECEMBER 31, 1996                                                                       $ (373,369)                   $  (373,369)

Combination (unaudited)                4,701,361    $ 47,014   $ 3,179,252                  373,369                      3,599,635

Public stock offering, net of
 offering costs of $2.3 million
 (unaudited)                           2,760,000      27,600    39,994,279                                              40,021,879

Issuance of restricted common
 stock (unaudited)                       250,586       2,506     4,132,163                             $ (4,134,669)             -

Compensation expense (unaudited)                                                                            203,289        203,289

Net income (unaudited)                                                        2,036,889                                  2,036,889
                                       ---------    --------   -----------  -----------  ----------    ------------    -----------
BALANCE,
 June 30, 1997 (unaudited)             7,711,947    $ 77,120   $47,305,694  $ 2,036,889  $        -    $ (3,931,380)   $45,488,323
                                       =========    ========   ===========  ===========  ==========    ============    ===========

See notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                    ---------------------------
                                                        1997           1996
                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $  2,036,889   $     68,073
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation, depletion and amortization           1,178,594        651,755
    Deferred income taxes                                                (5,279)
    Compensation expense                                 203,289
    Minority interest                                                    (9,804)
  Changes in assets and liabilities:
    Accounts receivable, trade                        (1,107,589)    (1,266,073)
    Accounts receivable, joint interest owners, net   (3,914,250)       333,552
    Receivable from related parties                      (48,799)       (63,292)
    Other current assets                                (295,622)      (133,446)
    Other assets                                          10,532         29,360
    Accounts payable, trade                            2,807,854      1,370,436
    Accrued interest payable                             (74,354)        12,237
    Accrued liabilities                                  188,409        387,365
                                                    ------------   ------------
        Net cash provided by operating activities        984,953      1,374,884
                                                    ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment purchases                    (6,545,289)    (5,453,565)
  Proceeds from the sale of oil and gas properties       250,000      1,444,574
                                                    ------------   ------------
        Net cash used in investing activities         (6,295,289)    (4,008,991)
                                                    ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                            867,350      3,250,000
  Payment on notes payable                           (11,017,348)
  Payment on long-term notes payable                    (387,580)       (89,144)
  Payment on related party subordinated loans         (1,300,000)
  Net proceeds from issuance of common stock          41,028,258
                                                    ------------   ------------
        Net cash provided by financing activities     29,190,680      3,160,856
                                                    ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS             23,880,344        526,749

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         1,543,228        200,831
                                                    ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $ 25,423,572   $    727,580
                                                    ============   ============
SUPPLEMENTAL CASH FLOW DISCLOSURES - Cash paid
 for interest                                       $    256,278   $    367,492

NON-CASH TRANSACTIONS:
  Combination transactions                          $  3,599,635
  Deferred offering costs at December 31, 1996
   charged to equity                                $  1,006,379


See notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The financial statements included herein have been prepared by Edge Petroleum Corporation, a Delaware corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited Supplementally Combined Financial Statements. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications do not affect net income. These Financial Statements should be read in conjunction with the Company's Supplementally Combined Financial Statements and notes thereto included in its Registration Statement on Form S-1, as amended (Registration No. 333-17267) (the "Registration Statement").

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

        The Combination was accounted for as a reorganization in accordance with Staff Accounting Bulletin No. 47 because of the high degree of common ownership among the combining entities. Accordingly, the net assets acquired in the Combination have been recorded at the historical cost basis of the affiliated predecessor owners. The consolidated financial statements presented herein represent the consolidated financial statements of Edge Petroleum Corporation (a Delaware corporation) as of and for the three and six month periods ended June 30, 1997; and, the Supplementally Combined Financial Statements of Old

   Edge and the Joint Venture, with Joint Venture interests not owned by Old Edge shown as minority interest, as of December 31, 1996 and for the three and six month periods ended June 30, 1996. Such statements will herein collectively be referred to as the consolidated financial statements of the Company.

3. PRO FORMA EARNINGS PER SHARE

        Pro forma earnings per share is based on the weighted average number of shares of common stock outstanding during the period. The computation assumes that the Company was incorporated during the periods presented and presents the shares issued in connection with the Combination as outstanding for all periods. The effects of common stock equivalent shares (stock options) were not material and not dilutive for the three and six month periods ended June 30, 1997.

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS previously found in Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented. Considering the guidelines as prescribed by SFAS No. 128, management believes that the adoption of this statement will not have a material effect on EPS, and pro forma EPS, as suggested for all interim and annual periods prior to required adoption, has been omitted due to immateriality.

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

        Under the liability method specified by SFAS No. 109, deferred taxes are recognized based on the estimated future tax effect of differences between the financial statement basis and tax basis of assets and liabilities given the provisions of enacted tax laws. The related tax basis amounts at June 30, 1997 have been estimated. Such amounts will be adjusted once the respective March 3, 1997 income tax returns are finalized. Each former owner of interests in the Joint Venture (or, in the case of such owners that were not taxable as entities, the owners of interests in such entities) and the former owner of the Calaway Interests will be required under existing federal income tax rules and regulations to include in its taxable income, for all periods ending on the date of or prior to the completion of the Combination (March 3, 1997), its allocable portion of the taxable income of the Joint Venture and the Calaway Interests and will be entitled to all tax benefits related to such taxable income through the completion of such Combination.

        The ultimate tax basis and related difference from financial statement basis will not be determinable with certainty until completion of the final March 3, 1997 tax returns and may be materially different from the estimated amounts depending upon the level and nature of operations and the amount of taxable income and deductions allocated to the individual owners, limited partners and interests of the affiliated entities. The ultimate difference in the book and tax basis of assets and liabilities from what has been previously recorded will result in an adjustment to the Company's tax provision and will be recorded within the consolidated statement of operations. Based on the Company's analysis to date, it is now believed that the Company will have deferred tax assets sufficient to offset taxable income generated since March 3, 1997.

   The differences between the statutory federal income taxes and the Company's effective taxes are summarized as follows (in thousands):


                                                     Three Months Ended        Six Months Ended
                                                          June 30,                 June 30,
                                                   ----------------------  -----------------------
                                                      1997        1996        1997         1996
                                                   ----------  ----------  ----------   ----------
   Statutory federal income tax expense            $  308,337  $  163,455  $  712,911   $   18,547
   Utilization of deferred tax asset                 (532,911)    (56,199)   (712,911)     (23,826)
                                                   ----------  ----------  ----------   ----------
   Provision for income taxes                      $ (224,574) $  107,256  $        -   $   (5,279)
                                                   ==========  ==========  ==========   ==========

   The pro forma provision for income taxes for the three and six month periods ended June 30, 1997 and 1996 has been presented to reflect the Company's income taxes that would have been reported had the Company owned all of the interests in the Joint Venture since its inception (April 8, 1991).

   Pro forma provision for taxes:

                                                     Three Months Ended        Six Months Ended
                                                          June 30,                 June 30,
                                                   ----------------------  -----------------------
                                                      1997        1996        1997         1996
   Net income before income taxes                  $  880,964  $  467,014  $2,036,889   $   52,990
   Pro forma deferred income tax expense              308,337     163,455     712,911       18,547
   Utilization of deferred tax asset                 (308,337)   (163,455)   (712,911)     (18,547)
                                                   ----------  ----------  ----------   ----------
   Pro forma net income                            $  880,964  $  467,014  $2,036,889   $   52,990
                                                   ==========  ==========  ==========   ==========
   Pro forma earnings per share                    $     0.11  $     0.10  $     0.30   $     0.01
                                                   ==========  ==========  ==========   ==========
   Pro forma weighted average number of
    common shares outstanding                       7,711,947   4,701,361   6,797,128    4,701,361
                                                   ==========  ==========  ==========   ==========

5. COMMODITY PRICE RISK MANAGEMENT ACTIVITIES

        The Company periodically uses derivative financial instruments to manage price risks related to natural gas sales and not for speculation. Gains and losses related to qualifying hedges of the Company are recognized as a component of oil and natural gas sales when the hedged transaction occurs. Reference is made to the Supplementally Combined Financial Statements of the Company included in the Registration Statement for a more thorough discussion of the Company's commodity hedging activities. Total natural gas purchased and sold under swap arrangements during the six month period ended
   June 30, 1996 was 182 MMcf resulting in a gain of $5,270. The Company had no hedging activity and there were no open hedging positions as of and for the three or six month periods ended June 30, 1997.

6. STOCK INCENTIVE PLAN

        In January 1997, the Company adopted the Incentive Plan of Edge Petroleum Corporation (the "Incentive Plan") and reserved for issuance pursuant to such plan 1,000,000 shares of common stock. During the six month period ended June 30, 1997, 641,696 stock options were granted to participants in the plan. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value method of accounting for awards granted in fiscal years that begin after December 15, 1994 under stock compensation plans. SFAS No. 123 encourages, but does not require, companies to adopt the fair value method of accounting in place of the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees."

   The Company has elected to continue using the provisions of APB Opinion
   No. 25, and, accordingly, stock options granted at fair market value on the date of grant will have no effect on the Company's results of operations.

        On March 3, 1997, the Company also issued 250,586 shares of restricted stock to employees, without payment to the Company, under the Incentive Plan. The restrictions on disposition on 125,293 of these shares lapse 20% each year. The restrictions on disposition of the other 125,293 shares lapse on the earlier of ten years from the date of grant or the achievement of certain performance goals. Nonvested shares must be forfeited in the event employment ceases. The value of the restricted stock on the date of grant, totaling approximately $4.1 million based on the public offering price in the Offering, has been recorded as an equity issuance and unearned compensation (recorded as a reduction of equity). The unearned compensation is charged to earnings over the vesting period.

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

     The Company periodically uses derivative financial instruments to manage price risks related to natural gas sales and not for speculative purposes. For book purposes, gains and losses related to hedging of anticipated transactions are recognized as a component of oil and natural gas sales when the hedged transaction occurs. The Company's hedging arrangements apply to only a portion of its production, provide only partial price protection against declines in prices, limit potential gains from future increases in prices and may expose the Company to risk of financial loss in certain circumstances. Total natural gas purchased and sold under swap arrangements during the six-month period ended June 30, 1996 was 182 MMcf resulting in a gain of $5,270. The Company had no hedging activity and there were no open hedging positions as of and for the three and six month periods ended June 30, 1997.

     The Company's revenue, profitability and future rate of growth and ability to borrow funds or obtain additional capital, and the carrying value of its properties, are substantially dependent upon prevailing prices for natural gas, oil and condensate. These prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile, and there can be no assurance that oil and natural gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and natural gas prices could have a material adverse effect on the Company's financial condition, results of operation and access to capital, as well as the quantities of oil and natural gas reserves that the Company may economically produce. The Company periodically enters into fixed price natural gas contracts on a month to month basis for production from certain fields.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996

     Oil and natural gas revenues for the three months ended June 30, 1997 increased 68% from $1.8 million to $ 3.0 million as compared to the same period in 1996. Production volumes for oil and condensate increased 32 % from 28 MBbls for the three months ended June 30, 1996 to 37 MBbls during the same period in 1997. The increase in oil and condensate production increased revenues by $172,000 (based on prior year prices), and a 8% decrease in average oil sales price decreased revenue by $58,000 (based on current year production). Production volumes for natural gas increased 151% from 483 MMcfs for the three months ended June 30, 1996 to 1,213 MMcfs during the same period in 1997. The increase in natural gas production increased revenues by $1.9 million, and a 25% decrease in average natural gas sales price decreased revenues by $795,000.
This increase in oil and natural gas production was due to 49 gross, (21.34 net) new exploratory and development wells being successfully drilled and completed since June 30, 1996 resulting from the Company's active drilling programs partially offset by normal production declines from existing wells. During the three months ended June 30, 1997 the Company marketed its natural gas produced from a certain gas field under the terms of a fixed price natural gas contract, which expired June 30, 1997. The terms of the contract required no minimum volume commitment and provided incremental pricing based on certain levels of production. Total volume sold by the Company under this contract for the three month period ended June 30, 1997 was approximately 337 MMcfs receiving an overall average natural gas price comparable to the average spot market price. No such contract existed during the three month period ended June 30, 1996. For the period July 1, 1997 through October 31, 1997 the Company has entered into an agreement in which it markets its natural gas produced from a certain gas field under the terms of a fixed volume fixed price natural gas contract.

   The following table sets forth certain operational data of the Company for the periods presented:

                                                 Three Months Ended         1997 Period Compared
                                                      June 30,                 to 1996 Period
                                             -------------------------   -------------------------
                                                 1997         1996        Increase     % Increase
                                             -----------   -----------   -----------   -----------
   Production volumes:
     Oil and condensate (MBbls)                       37            28             9            32%
     Natural gas (MMcf)                            1,213           483           730           151%
   Average sales prices:
     Oil and condensate ($ per Bbl)              $ 18.43       $ 20.03       $ (1.60)           (8)%
     Natural gas ($ per Mcf)                     $  1.93       $  2.56       $ (0.63)          (25)%
   Operating revenues:
     Oil and condensate (in thousands)           $   673       $   559       $   114            20%
     Natural gas (in thousands)                    2,343         1,238         1,105            89%
                                                 -------       -------       -------
     Total (in thousands)                        $ 3,016       $ 1,797       $ 1,219            68%
                                                 =======       =======       =======

   Oil and natural gas operating expenses for the three months ended
June 30, 1997 increased 156% from $262,000 to $671,000 as compared to the same period in 1996 due to increased production. Oil and natural gas operating expenses on a unit of production basis were $0.47 per Mcfe and $0.40 Mcfe for the three month periods ended June 30, 1997 and 1996, respectively.

   Depreciation, depletion and amortization expense ("DD&A") for the three months ended June 30, 1997 increased 64% from $343,000 to $563,000 as compared to the same period in 1996. This increase was primarily due to the increase in oil and natural gas production which increased DD&A by $355,000, offset by a 27% decrease in the overall depletion rate that decreased DD&A by $174,000. The decrease in the depletion rate was due to a significant increase in reserves added from new wells drilled since June 30, 1996. The remaining increase in DD&A is due primarily to depreciation of new computer hardware and software purchased since June 30, 1996. DD&A on a unit of production basis for the three month periods ended June 30,1997 and 1996 was $0.39 per Mcfe and $0.53 per Mcfe, respectively.

   General and administrative expenses for the three months ended June 30, 1997 increased 151% from $516,000 to $1.3 million compared to the same period in 1996. This increase was attributable to additional administrative staffing and the hiring of additional employees to support the Company's increased level of drilling activities, 3-D project generation and other activities. General and administrative expenses were further increased during the three months ended June 30, 1997 by $155,000 due to the amortization of unearned compensation expense recognized from restricted stock options granted to executives. Unearned compensation expense will continue to be incurred in the future, amortized over the vesting period. Included within general and administrative expenses for the three months ended June 30, 1997 and 1996, is approximately $159,000 and $53,000, respectively, of overhead reimbursements and management fees received from various management, operating and seismic agreements. General and administrative expenses are expected to continue to increase as the Company drills more wells and the number of wells that it operates increases. General and administrative expenses on a unit of production basis for the three month periods ended June 30, 1997 and 1996 were $0.90 per Mcfe and $0.79 per Mcfe, respectively. Despite this increase the Company expects general and administrative expenses on a per unit of production basis to generally decline over time as expected production increases.

   The Company recorded interest expense of $2,000 for the three months ended June 30, 1997 compared to $210,000 during the same period in 1996. The decrease was the result of the repayment of $12.7 million of indebtedness on March 3, 1997 with proceeds of the Offering.

     Interest income for the three months ended June 30, 1997 was $391,000 due to earnings from money market investments purchased with excess proceeds from the Offering.

     Income tax expense (benefit) for the three month period ended June 30, 1997 decreased from a tax expense of $107,000 to a tax benefit of $225,000 as compared to the same period in 1996. The decrease in tax expense resulted from a decrease in deferred tax assets and the utilization of net operating loss carry forwards which completely offset the effects of any current or deferred tax expense for the three month period ended June 30, 1997.

     Minority interest for the three months ended June 30, 1997 was eliminated as result of the completion of the Combination on March 3, 1997 in which the Company acquired from the predecessor entities 100% of their ownership interests in the Joint Venture.

     For the three months ended June 30, 1997, the Company had operating income of $491,000, as compared to operating income of $677,000 for the same period in 1996. The decrease is primarily attributable to a decline in average commodity prices offset by increased production and further decreased by an increase in general and administrative expenses. Net income was $1.1 million for the three months ended June 30, 1997, as compared to net income of $161,000 for the same period in 1996.

THE SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 1996

     Oil and natural gas revenues for the six months ended June 30, 1997 increased 110% from $3.1 million to $6.5 million as compared to the same period in 1996. Production volumes for oil and condensate increased 18% from 56 MBbls in the first six months of 1996 to 66 MBbls in the same period in 1997. The increase in oil and condensate production increased revenues by $170,000 (based on prior year prices), and a 10% increase in average oil sales price further increased revenue by $119,000 (based on current year production). Production volumes for natural gas increased 163% from 851 MMcfs in the first six months of 1996 to 2,235 MMcfs in the same period in 1997. The increase in natural gas production increased revenues by $3.3 million, and a 4% decrease in average natural gas sales price decreased revenues by $210,000. This increase in oil and natural gas production was due to 49 gross (21.34 net) new exploratory and development wells being successfully drilled and completed since June 30, 1996 resulting from the Company's active drilling programs partially offset by normal production declines from existing wells. During the six months ended
June 30, 1997 the Company marketed its natural gas produced from a certain gas field under the terms of a fixed price natural gas contract, which expired
June 30, 1997. The terms of the contract required no minimum volume commitment and provided incremental pricing based on certain levels of production. Total volume sold by the Company under this contract for the six month period ended June 30, 1997 was approximately 671 MMcfs receiving an overall average natural gas price comparable to the average spot market price. No such contract existed during the six month period ended June 30, 1996. For the period July 1, 1997 through October 31, 1997 the Company has entered into an agreement in which it markets its natural gas produced from a certain gas field under the terms of a fixed volume fixed price natural gas contract.

     The following table sets forth certain operational data of the Company for the periods presented:

                                          Six Months Ended          1997 Period Compared
                                               June 30,                to 1996 Period
                                      -------------------------   -------------------------
                                         1997          1996        Increase     % Increase
                                      -----------   -----------   -----------   -----------
   Production volumes:

     Oil and condensate (MBbls)                66            56            10            18%
     Natural gas (MMcf)                     2,235           851         1,384           163%
   Average sales prices:
     Oil and condensate ($ per Bbl)      $  20.32      $  18.51      $   1.81            10%
     Natural gas ($ per Mcf)                 2.29          2.39         (0.10)           (4)%
   Operating revenues:
     Oil and condensate (in thousands)   $  1,333      $  1,044      $    289            28%
     Natural gas (in thousands)             5,124         2,031         3,093           152%
                                         --------      --------      --------
       Total (in thousands)              $  6,457      $  3,075      $  3,382           110%
                                         --------      --------      --------

     Oil and natural gas operating expenses for the six months ended
June 30, 1997 increased 113% from $610,000 to $1.3 million as compared to the same period in 1996 due to increased production. Oil and natural gas operating expenses on a unit of production basis were $0.49 per Mcfe and $0.51 Mcfe for the six month periods ended June 30, 1997 and 1996, respectively.

     Depreciation, depletion and amortization expense ("DD&A") for the six months ended June 30, 1997 increased 81% from $652,000 to $1.2 million as compared to the same period in 1996. This increase was primarily due to the increase in oil and natural gas production which increased DD&A by $655,000, offset by a 7% decrease in the overall depletion rate that decreased DD&A by $181,000. The remaining increase in DD&A is due primarily to depreciation of new computer hardware and software purchased since June 30, 1996. DD&A on a unit of production basis for the six month periods ended June 30, 1997 and 1996 was $0.45 per Mcfe and $0.55 per Mcfe, respectively.

     General and administrative expenses for the six months ended June 30, 1997 increased 62% from $1.4 million to $2.3 million, compared to the same period in 1996. This increase was attributable to additional administrative staffing and the hiring of additional employees to support the Company's increased level of drilling activities and 3-D project generation. General and administrative expenses were further increased during the six months ended June 30, 1997 by $161,000, resulting from expenses incurred as a result of being a public company, and $203,000 due to the amortization of unearned compensation expense recognized from restricted stock options granted to executives. Included within general and administrative expenses for the six months ended June 30, 1997 and 1996, is approximately $393,000 and $114,000, respectively, of overhead reimbursements and management fees received from various management, operating and seismic agreements. General and administrative expenses are expected to continue to increase as the Company drills more wells and the number of wells that it operates increases. General and administrative expenses on a unit of production basis for the six month periods ended June 30, 1997 and 1996 were $0.86 per Mcfe and $1.17 per Mcfe, respectively. The Company expects general and administrative expenses on a per unit of production basis to generally decline over time as expected production increases.

     Interest expense for the six months ended June 30, 1997 decreased 50% from $364,000 to $182,000 as compared to the same period in 1996. The weighted average debt was $4.1 million for the six month period ended June 30, 1997, as compared to $7.6 million for the same period in 1996. Total indebtedness of $12.7 million was repaid on March 3, 1997 with proceeds of the Offering (as described below).

     Interest income for the six months ended June 30, 1997 was $500,000 due to earnings from money market investments purchased with excess proceeds from the Offering.

     Income tax expense (benefit) for the six month period ended June 30, 1997 decrease from a tax benefit of $5,000 to no current or deferred tax expense as compared to the same period in 1996. The decrease was due to the utilization of deferred tax assets and a net operating loss carry forward which completely offset the effects of any current or deferred tax expense for the six month period ended June 30, 1997.

     Minority interest for the six months ended June 30, 1997 was eliminated as result of the completion of the Combination on March 3, 1997 in which the Company acquired from the predecessor entities 100% of their ownership interests in the Joint Venture.

     For the six months ended June 30, 1997, the Company had operating income of $1.7 million, as compared to operating income of $417,000 for the same period in 1996, primarily reflecting increased oil and natural gas production. Net income was $2.0 million for the six months ended June 30, 1997, as compared to net income of $68,000 for the same period in 1996.

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

     The Company had cash and cash equivalents at June 30, 1997 of $25.4 million, consisting primarily of short-term money market investments, as compared to $1.5 million at December 31, 1996. Working capital was $28.6 million at June 30, 1997, as compared to $690,000 at December 31, 1996.

     Operating cash flow before changes in working capital increased substantially to approximately $3.4 million for the first six months of 1997 from $705,000 for the same period in 1996. The increase was the result of increases in production from new well additions, reflecting rapidly expanding operations. Operating cash flow, a measure of performance for exploration and production companies, represents cash flows from operating activities prior to changes in assets and liabilities. Operating cash flow should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. (add Wheeler comment)

     During the six months ended June 30, 1997, the Company continued to reinvest a substantial portion of its cash flows to increase its 3-D project portfolio, improve its 3-D seismic interpretation technology and fund its drilling program. The Company expects to continue to reinvest a substantial portion of its cash flows for these purposes, and expects total capital expenditures in 1997 to be at least $18 million. Capital expenditures during the six months ended June 30, 1997 were $6.5 million as compared to $5.5 million during the same period in 1996. The Company expects to drill approximately 100 gross wells during 1997. The Company's drilling efforts resulted in the successful completion of 33 gross (12.89 net) wells in the first six months of 1997 compared to 16 gross (7.37 net) wells during the same period in 1996. The decreased net wells for the six months ended June 30, 1997 is not an indication of a trend but is the result of specific risk management decisions by the Company. The Company intends to fund its planned capital expenditures, commitments and working capital requirements through cash flows from operations, proceeds of the Offering and, to the extent necessary, borrowings under the Credit Facility or other financing activities. The Company believes it will have sufficient capital resources and liquidity to fund its capital expenditures and meet its financial obligations as they come due.

     Subsequent to the end of the second quarter, a significant event took place at the Company's Wheeler Property.  That property was producing a total of
21.5 MMcf of gas per day and about 250 Bbls per day of condensate from two wells to the 8/8th interest; Edge's share was about 3.5 MMcfe per day. A new well was drilled on the Wheeler prospect which was at a low structural position on the fault block and discovered an oil rim potentially connected to our updip producing gas column. The Texas Railroad Commission ordered a temporary curtailment of the gas production, as it is required to do when oil is found downdip of a gas column, in order to protect the ability to produce the downdip
oil in the reservoir.   Fortunately, Edge and its partners in the Wheeler
Property own most of the acreage covering the downdip oil rim. Belco Oil and Gas, the operator, has already perforated at levels on the logs that had previously been thought to be water bearing due to the low resistivity of those zones and those zones produced 100% oil from both perforations. These wells are expected to be producing oil shortly. Two to three additional wells will be drilled soon. The Company expects to have four oil wells producing by the end of the third quarter, which will makeup some of the lost gas production.

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

EQUIPMENT LOANS

     Prior to the Offering, the Company was a party to various equipment loans with lenders to acquire computer and related office equipment. These loans had various terms and maturities. During March 1997, all but $32,000 of the outstanding balance of $412,000 was repaid with proceeds from the Offering. Equipment loans of $24,000 remain unpaid as of June 30, 1997.

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

FORWARD LOOKING STATEMENTS

     The statements contained in all parts of this document, including, but not limited to, those relating to the Company's drilling plans, its 3-D project portfolio, capital expenditures, use of Offering proceeds, general and administrative expenses on a per unit of production basis, Wheeler property wells, expected wells or production, increases in proved reserves, increases in production, increases in wells operated, the ability of expected sources of liquidity to support working capital and capital expenditure requirements and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe" and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, the Company's dependence on its key personnel, the Company's reliance on technological development and possible obsolescence of the technology currently used by the Company, significant capital requirements of the Company's exploration and development and technology development programs, the potential impact of government regulations, litigation and environmental matters, the Company's ability to manage its growth and achieve its business strategy, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks and other factors detailed in the Registration Statement and the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

                          PART II - OTHER INFORMATION


Item 1 - Legal Proceedings............................................  None

Item 2 - Changes in Securities........................................  None

Item 3 - Defaults Upon Senior Securities..............................  None

Item 4 - Submission of Matters to a Vote of Security Holders..........  None

Item 5 - Other Information............................................  None

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

     11.1  Computation of Earnings Per Share

     27.1  Financial Data Schedule


     *Incorporated by reference as indicated

(B)  Reports on Form 8-K..............................................  None

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



                                       EDGE PETROLEUM CORPORATION,
                                         A DELAWARE CORPORATION
                                             (REGISTRANT)


              8/12/97                   /s/ JOHN E. CALAWAY
Date______________________________     ___________________________________
                                       John E. Calaway,
                                       Chief Executive Officer and
                                       Chairman of the Board


              8/12/97                   /s/ JAMES D. CALAWAY
Date _____________________________     ___________________________________
                                       James D. Calaway,
                                       President and Director



              8/12/97                   /s/ MICHAEL G. LONG
Date _____________________________     ___________________________________
                                       Michael G. Long,
                                       Chief Financial Officer



              8/12/97                   /s/ BRIAN C. BAUMLER
Date _____________________________     ___________________________________
                                       Brian C. Baumler,
                                       Controller, Treasurer