Form 10-Q
period 1997-09-30
EDGE PETROLEUM CORP
filed 1997-11-14
CIK 1021010

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended SEPTEMBER 30, 1997

                                       OR

            [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes  X*   No
                                    -----     -----

*The registrant became subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934 on February 25, 1997.

   Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                 Outstanding at November 12 , 1997
                  -----                 ---------------------------------

               Common Stock                           7,760,867

                         PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements


EDGE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------------------


                                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                                         1997             1996
                                                                                                  --------------------------------
ASSETS                                                                                               (UNAUDITED)

CURRENT ASSETS:
   Cash and cash equivalents                                                                          $12,712,589      $ 1,543,228
   Accounts receivable, trade                                                                           3,289,225        2,038,889
   Accounts receivable, joint interest owners, net                                                      4,662,268        1,378,453
   Receivables from related parties                                                                       254,669          186,562
   Other current assets                                                                                   379,759          114,456
                                                                                                      -----------      -----------
                Total current assets                                                                   21,298,510        5,261,588

PROPERTY AND EQUIPMENT, Net - full cost method of accounting for oil and gas properties                26,889,902       11,989,241

INVESTMENT IN FRONTERA                                                                                  3,628,264

DEFERRED OFFERING COSTS                                                                                                  1,006,379

OTHER ASSETS                                                                                               17,232           18,320
                                                                                                      -----------      -----------
TOTAL ASSETS                                                                                          $51,833,908      $18,275,528
                                                                                                      ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable, trade                                                                            $ 4,284,771      $ 1,695,366
   Accounts payable to related party                                                                       40,000        1,372,450
   Accrued interest payable                                                                                                 74,354
   Accrued liabilities                                                                                    501,480        1,128,967
   Current portion of notes payable                                                                                        300,058
                                                                                                      -----------      -----------
                Total current liabilities                                                               4,826,251        4,571,195
                                                                                                      -----------      -----------

NOTES PAYABLE                                                                                                           11,561,844

DEFERRED INCOME TAXES                                                                                      24,056          248,673

MINORITY INTEREST                                                                                                        2,267,185
                                                                                                      -----------      -----------
                Total liabilities                                                                       4,850,307       18,648,897
                                                                                                      -----------      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.01par value; 5,000,000 shares authorized; none outstanding
   Common stock, $.01par value; 25,000,000 shares authorized;
     issued and outstanding 7,760,867 shares                                                               82,012
   Additional paid-in capital                                                                          47,625,419
   Retained earnings                                                                                    3,052,498
   Unearned compensation - restricted stock                                                            (3,776,328)
   Equity (deficit) of predecessor entities                                                                               (373,369)
                                                                                                      -----------      -----------
                Total stockholders' equity (deficit)                                                   46,983,601         (373,369)
                                                                                                      -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                            $51,833,908      $18,275,528
                                                                                                      ===========      ===========
See notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             SEPTEMBER 30,                       SEPTEMBER 30,
                                                      --------------------------          --------------------------
                                                         1997            1996                1997            1996
OIL AND NATURAL GAS REVENUES                          $3,200,768      $2,030,518          $9,657,854      $5,105,079

OPERATING EXPENSES:
  Oil and natural gas operating expenses                 542,964         371,418           1,842,202         981,914
  Depreciation, depletion and amortization               643,663         443,679           1,822,257       1,095,434
  General and administrative expenses                  1,109,454         644,312           3,166,283       2,039,947
  Unearned compensation expense                          155,052                             358,341
                                                      ----------      ----------          ----------      ----------
     Total operating expenses                          2,451,133       1,459,409           7,189,083       4,117,295
                                                      ----------      ----------          ----------      ----------
OPERATING INCOME                                         749,635         571,109           2,468,771         987,784

OTHER INCOME AND EXPENSE:
  Interest expense                                          (673)       (293,734)           (182,597)       (657,419)
  Interest income                                        266,647                             766,324
                                                      ----------      ----------          ----------      ----------

NET INCOME BEFORE INCOME TAXES
  AND MINORITY INTEREST                                1,015,609         277,375           3,052,498         330,365

INCOME TAX EXPENSE                                                       (55,829)                            (50,550)

MINORITY INTEREST                                                        (98,403)                            (88,599)
                                                      ----------      ----------          ----------      ----------
NET INCOME                                            $1,015,609      $  123,143          $3,052,498      $  191,216
                                                      ==========      ==========          ==========      ==========
PRO FORMA EARNINGS PER SHARE                          $     0.13      $     0.03          $     0.43      $     0.04
                                                      ==========      ==========          ==========      ==========
PRO FORMA WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                            7,727,774       4,701,361           7,110,752       4,701,361
                                                      ==========      ==========          ==========      ==========

See notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------------------------------------------------------------------------------------------------------------





                                                                                        EQUITY         UNEARNED
                                         COMMON STOCK       ADDITIONAL                (DEFICIT) OF   COMPENSATION -       TOTAL
                                     ---------------------   PAID-IN      RETAINED    PREDECESSOR      RESTRICTED     STOCKHOLDERS'
                                       SHARES     AMOUNT     CAPITAL      EARNINGS      ENTITIES         STOCK           EQUITY
                                      ---------  --------  ------------  -----------  ------------   --------------   -------------
BALANCE,
 JANUARY 1, 1997                                                                         $(373,369)                      $ (373,369)


 Combination (unaudited)              4,701,361   $47,014   $ 3,179,252                    373,369                        3,599,635

 Public stock offering, net of
    offering costs of $2.3
    million (unaudited)               2,760,000    27,600    39,994,279                                                  40,021,879

 Issuance of restricted
   common stock (unaudited)             250,586     2,506     4,132,163                                 $(4,134,669)

 Proceeds from the exercise  of
   common stock options (unaudited)      48,920     4,892        95,108                                                     100,000

 Tax benefit from exercise of
   common stock options (unaudited)                             224,617                                                     224,617

 Unearned compensation expense
    (unaudited)                                                                                             358,341         358,341

 Net income (unaudited)                                                   $3,052,498                                      3,052,498
                                      ---------  --------  ------------  -----------  ------------   --------------     -----------

BALANCE,
 SEPTEMBER 30, 1997 (unaudited)       7,760,867   $82,012   $47,625,419   $3,052,498     $       -      $(3,776,328)    $46,983,601
                                      =========  ========  ============  ===========  ============   ==============     ===========

See notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                           ----------------------------
                                                                                                 1997           1996
                                                                                                    (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                $  3,052,498   $   191,216
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation, depletion and amortization                                                  1,822,257     1,095,434
      Deferred income taxes                                                                                      50,550
      Unearned compensation expense                                                               358,341
      Minority interest                                                                                          88,599
   Changes in assets and liabilities:
      Accounts receivable, trade                                                               (1,250,336)     (481,637)
      Accounts receivable, joint interest owners, net                                          (3,283,815)      282,941
      Receivable from related parties                                                             (68,107)      (37,318)
      Other current assets                                                                       (265,303)      (31,389)
      Other assets                                                                                  1,088
      Accounts payable, trade                                                                   2,571,394     1,315,102
      Accrued interest payable                                                                    (74,354)       16,207
      Accrued liabilities                                                                        (627,487)      331,980
                                                                                             ------------   -----------
                 Net cash provided by operating activities                                      2,236,176     2,821,685
                                                                                             ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Oil and gas property and equipment purchases                                               (17,196,668)   (7,880,777)
   Proceeds from the sale of oil and gas properties                                               473,750     2,229,868
   Investment in Frontera                                                                      (3,628,264)
                                                                                             ------------   -----------
                 Net cash used in investing activities                                        (20,351,182)   (5,650,909)
                                                                                             ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                                     867,350     4,487,000
  Payment on notes payable                                                                    (11,017,348)     (162,026)
  Payment on long-term notes payable                                                             (393,893)
  Payment on related party subordinated loans                                                  (1,300,000)
  Net proceeds from issuance of common stock                                                   41,028,258
  Net proceeds from exercise of common stock options                                              100,000
  Net treasury stock transactions                                                                               (16,000)
  Deferred offering cost                                                                                       (750,000)
                                                                                             ------------   -----------
                Net cash provided by financing activities                                      29,284,367     3,558,974
                                                                                             ------------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      11,169,361       729,750

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  1,543,228       200,831
                                                                                             ------------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $ 12,712,589   $   930,581
                                                                                             ============   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES - Cash paid for interest                                  $    256,951   $   658,763

NON-CASH TRANSACTIONS:
  Combination transactions                                                                   $  3,599,635
  Deferred offering costs at December 31, 1996 capitalized to equity                         $  1,006,379
  Tax benefit from exercise of common stock options                                          $    224,617

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

2. ORGANIZATION AND PRINCIPLES OF COMBINATION

     In March 1997, the Company completed its initial public offering (the "Offering") of 2,760,000 shares of its common stock at a public offering price of $16.50 per share. The Offering provided the Company with proceeds of approximately $40.1 million, net of expenses.

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

     The Combination was accounted for as a reorganization in accordance with Staff Accounting Bulletin No. 47 because of the high degree of common ownership among the combining entities. Accordingly, the net assets acquired in the Combination have been recorded at the historical cost basis of the affiliated predecessor owners. The consolidated financial statements presented herein represent the consolidated financial statements of Edge Petroleum Corporation (a Delaware corporation) as of and for the three and nine month periods ended September 30, 1997; and, the Supplementally Combined Financial Statements of Old Edge and the Joint Venture, with Joint Venture interests not owned by Old

   Edge shown as minority interest, as of December 31, 1996 and for the three and nine month periods ended September 30, 1996. Such statements will herein collectively be referred to as the consolidated financial statements of the Company.

3. PRO FORMA EARNINGS PER SHARE

     Pro forma earnings per share is based on the weighted average number of shares of common stock outstanding during the period. The computation assumes that the Company was incorporated during the periods presented and presents the shares issued in connection with the Combination as outstanding for all periods. The effects of common stock equivalent shares (stock options) were not material for the three and nine month periods ended September 30, 1997.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS previously found in Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented. Considering the guidelines as prescribed by SFAS No. 128, management believes that the adoption of this statement will not have a material effect on EPS thus pro forma EPS, as suggested for all interim and annual periods prior to required adoption, has been omitted.

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

     Under the liability method specified by SFAS No. 109, deferred taxes are recognized based on the estimated future tax effect of differences between the financial statement basis and tax bases of assets and liabilities given the provisions of enacted tax laws. Each former owner of interests in the Joint Venture (or, in the case of such owners that were not taxable as entities, the owners of interests in such entities) and the former owner of the Calaway Interests will be required under existing federal income tax rules and regulations to include in its taxable income, for all periods ending on the date of or prior to the completion of the Combination (March 3, 1997), its allocable portion of the taxable income of the Joint Venture and the Calaway Interests and will be entitled to all tax benefits related to such taxable income through the completion of such Combination.

     The Company follows the practice of recording amounts received upon the exercise of options by crediting common stock and additional paid-in capital. No charges are reflected in the consolidated statements of operations as a result of the grant or exercise of stock options. The Company realizes an income tax benefit from the exercise of stock options based on the difference between the grant price and the market price when exercised. This benefit results in a decrease in current income tax payable and an increase in additional paid-in capital. The total tax benefit recognized from the exercise of common stock options for both the three-month and nine-month periods ended September 30, 1997 was $224,617.

     The Company has completed its assessment of its deferred tax asset position and as of September 30, 1997 any asset that may have existed as of the date of the Combination (March 3, 1997) has been fully utilized. Should the Company have taxable income in the future, a provision for tax expense will be provided.

     The differences between the statutory federal income taxes and the Company's effective taxes are summarized as follows:

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                               --------------------------------------------------
                                                    1997       1996           1997         1996

    Statutory federal income tax expense         $ 345,307   $ 94,308      $1,037,849    $112,324
    Non-deductible items                             1,304                      7,669
    Non-statutory stock options                   (224,617)                  (224,617)
    Change in valuation allowance                 (121,994)   (38,479)       (820,901)    (61,774)
                                                 ---------   --------      ----------    --------
    Provision for income taxes                   $       -   $ 55,829      $        -    $ 50,550
                                                 =========   ========      ==========    ========

   The pro forma provision for income taxes for the three and nine month periods ended September 30, 1997 and 1996 has been presented to reflect the Company's income taxes that would have been reported had the Company owned all of the interests in the Joint Venture since its inception (April 8, 1991).

     Pro forma provision for taxes and earnings per share:

                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                              --------------------------------     --------------------------------
                                                     1997             1996                1997            1996
    Net income before income taxes                $1,015,609        $ 277,375           $3,052,498    $ 330,365

    Income tax at statutory rate                     345,307           94,308            1,037,849      112,324
    Non-deductible items                               1,304                                 7,669
    Non-statutory stock options                     (224,617)                             (224,617)
    Change in valuation allowance                   (121,994)         (94,308)            (820,901)    (112,324)
                                                  ----------        ---------           ----------    ---------
    Pro forma net income                          $1,015,609        $ 277,375           $3,052,498    $ 330,365
                                                  ==========        =========           ==========    =========

    Pro forma earnings per share                  $     0.13        $    0.06            $    0.43   $     0.07
                                                  ==========        =========           ==========    =========
    Pro forma weighted average number
        of common shares outstanding               7,727,774        4,701,361            7,110,752    4,701,361
                                                  ==========        =========           ==========    =========


5. COMMODITY PRICE RISK MANAGEMENT ACTIVITIES

     The Company periodically uses derivative financial instruments to manage price risks related to natural gas sales and not for speculation. Gains and losses related to qualifying hedges of the Company are recognized as a component of oil and natural gas sales when the hedged transaction occurs. Reference is made to the Supplementally Combined Financial Statements of the Company included in the Registration Statement for a more thorough discussion of the Company's commodity hedging activities. Total natural gas purchased and sold under swap arrangements during the nine-month period ended September 30, 1996 was 182 MMcf resulting in a gain of $5,270. The Company had no hedging activity and there were no open hedging positions as of and for the three or nine-month periods ended September 30, 1997.

     Effective October 1, 1997, and continuing through January 31, 1998, the Company entered into a natural gas commodity collar with a financial institution covering 5,000 MMbtu per day, which is substantially all Natural Gas production of the Company. Prices received float between a floor price of $2.50 per MMbtu and a cap price of $3.15 per MMbtu Houston Ship Channel with settlement for each calendar month occurring five business days following the publishing of each calendar month's Inside F.E.R.C. Gas Marketing Report.

6. STOCK INCENTIVE PLAN

     In January 1997, the Company adopted the Incentive Plan of Edge Petroleum Corporation (the "Incentive Plan") and reserved for issuance pursuant to such plan 1,000,000 shares of common stock. During the nine month period ended September 30, 1997, 660,196 common stock options were granted to participants in the plan of which 27,753 of non-vested options were forfeited due to employee turnover. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value method of accounting for awards granted in fiscal years that begin after December 15, 1994 under stock compensation plans. SFAS No. 123 encourages, but does not require, companies to adopt the fair value method of accounting in place of the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue using the provisions of APB Opinion No. 25, and, accordingly, stock options granted at fair market value on the date of grant will have no effect on the Company's results of operations.

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

     On March 3, 1997, in exchange for 4,386 existing common stock options of Old Edge, originally granted pursuant to the Edge Petroleum Corporation 1994 Stock Option Plan ("Old Edge Plan"), the Company granted 97,844 shares of exercisable common stock options to certain executive officers of the Company. As of September 30, 1997, 48,922 of these options were exercised leaving 48,922 outstanding.

7. INVESTMENT IN FRONTERA

   During August 1997 the Company made an investment in Frontera Resources Corporation ("Frontera") through the purchase of 15,171 shares of Series D Convertible Preferred Stock convertible initially into approximately 10% of the currently fully diluted outstanding common stock (excluding employee stock options) of Frontera for $3.6 million. Frontera began operations in 1996 and is a privately held international energy company that is seeking to develop upstream and downstream energy projects in emerging international markets. Frontera is pursuing projects in the Republic of Georgia, Azerbaijan and Bolivia. Entering into this transaction allows the Company the opportunity to broaden its exposure to, and knowledge of, international oil and natural gas projects. There can be no assurance as to the results of any Frontera projects. This investment is recorded using the cost method of accounting.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of significant factors that have affected aspects of the Company's financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the annual Supplementally Combined Financial Statements included in the Company's Registration Statement on Form S-1, as amended (Registration No. 333-17267) (the "Registration Statement"), relating to the Company's initial public offering (the "Offering") and the accompanying unaudited condensed consolidated financial statements. Unless otherwise indicated by the context, references herein to the "Company" mean Edge Petroleum Corporation, a Delaware corporation that is the registrant, and its corporate and partnership subsidiaries and predecessors.

THE COMBINATION TRANSACTIONS AND INITIAL PUBLIC OFFERING

     The Company was organized as a Delaware corporation in August 1996 in connection with the Offering and the related combination of entities that held interests in Edge Joint Venture II (the "Joint Venture") and the acquisition of direct interests in the Joint Venture and in certain oil and natural gas properties also owned by the Joint Venture. In a series of transactions (the "Combination"), the Company acquired directly or indirectly 100% of the interests in the Joint Venture by completing (i) a merger of Edge Petroleum Corporation, a Texas corporation ("Old Edge"), with and into a wholly owned subsidiary of the Company in which shareholders of Old Edge received shares of common stock and Old Edge became a wholly owned subsidiary of the Company; (ii) an exchange of shares of the Company's common stock for the general and limited partner interests in Edge Group II Limited Partnership and the limited partner interests in Gulfedge Limited Partnership; (iii) an acquisition of interests in certain oil and natural gas properties held by Mr. James C. Calaway (the "Calaway Interests") in exchange for shares of the Company's common stock; and
(iv) a purchase of Edge Group Partnership's interest in the Joint Venture in exchange for shares of the Company's common stock. The Company issued an aggregate of 4,701,361 shares of common stock in the Combination.

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

     The Company periodically uses derivative financial instruments to manage price risks related to natural gas sales and not for speculative purposes. For book purposes, gains and losses related to hedging of anticipated transactions are recognized as a component of oil and natural gas sales when the hedged transaction occurs. The Company's hedging arrangements apply to only a portion of its production, provide only partial price protection against declines in prices, limit potential gains from future increases in prices and may expose the Company to risk of financial loss in certain circumstances. Total natural gas purchased and sold under swap arrangements during the nine-month period ended September 30, 1996 was 182 MMcf resulting in a gain of $5,270. The Company had no hedging activity and there were no open hedging positions as of and for the three and nine-month periods ended September 30, 1997.

     The Company's revenue, profitability and future rate of growth and ability to borrow funds or obtain additional capital, and the carrying value of its properties, are substantially dependent upon prevailing prices for natural gas, oil and condensate. These prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile, and there can be no assurance that oil and natural gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and natural gas prices could have a material adverse effect on the Company's financial condition, results of operation and access to capital, as well as the quantities of oil and natural gas reserves that the Company may economically produce. The Company periodically enters into fixed price natural gas contracts on a month to month basis for production from certain fields. Effective October 1, 1997, and continuing through January 31, 1998, the Company entered into a natural gas commodity collar with a financial institution covering 5,000 MMbtu per day, which is substantially all natural gas production of the Company. Prices received float between a floor price of $2.50 per MMbtu and a cap price of $3.15 per MMbtu Houston Ship Channel with settlement for each calendar month occurring five business days following the publishing of each calendar month's Inside F.E.R.C. Gas Marketing Report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

     Oil and natural gas revenues for the three months ended September 30, 1997 increased 58% from $2 million to $3.2 million as compared to the same period in 1996. Production volumes for oil and condensate increased 24 % from 25 MBbls for the three months ended September 30, 1996 to 31 MBbls during the same period in 1997. The increase in oil and condensate production increased revenues by $131,000 (based on prior year prices), and a 10% decrease in average oil sales price decreased revenue by $76,000 (based on current year production).
Effective August 1, 1997, the Texas Railroad Commission ("TRC") curtailed production from the Company's Wheeler property resulting in lost production of approximately 3 MBbls of oil and condensate for the three months ended September 30, 1997 decreasing revenues by approximately $49,000 (assuming continued July production rates and average prices received for August and September). Production volumes for natural gas increased 47% from 707 MMcf for the three months ended September 30, 1996 to 1,041 MMcf during the same period in 1997. The increase in natural gas production increased revenues by $724,000, and a 17% increase in average natural gas sales price increased revenues by $391,000. Effective August 1, 1997, the TRC curtailed production from the Company's Wheeler property resulting in lost production of approximately 224 MMcf of natural gas decreasing revenues by approximately $540,000 for the three months ended September 30, 1997 (assuming continued July production rates and average prices received for August and September). The overall net increase in oil and natural gas production was due to 60 gross, (24.533 net) new exploratory and development wells being successfully drilled and completed since September 30, 1996 partially offset by normal production declines from existing wells. During the three months ended September 30, 1997 the Company marketed its natural gas produced from a certain gas field under the terms of a fixed price natural gas contract. The terms of the contract required no minimum volume commitment and provided incremental pricing based on certain levels of production. Total volume sold by the Company under this contract for the three month period ended September 30, 1997 was approximately 353

MMcf receiving an overall average natural gas price comparable to the average spot market price. No such contract existed during the three-month period ended September 30, 1996.

     The following table sets forth certain operational data of the Company for the periods presented:

                                       THREE MONTHS ENDED        1997 PERIOD COMPARED
                                         SEPTEMBER  30,             TO 1996 PERIOD
                                       --------------------    ------------------------
                                                                INCREASE     % INCREASE
                                         1997        1996      (DECREASE)    (DECREASE)
                                       --------    --------    ----------     ---------

Production volumes:
   Oil and condensate (MBbls)                31         25           6          24 %
   Natural gas (MMcf)                     1,041        707         334          47 %
Average sales prices:
   Oil and condensate ($ per Bbl)        $17.55     $19.56      $(2.01)        (10)%
   Natural gas ($ per Mcf)                 2.55       2.18        0.37          17 %
Operating revenues:
   Oil and condensate (in thousands)     $  544     $  489      $   55          11 %
   Natural gas (in thousands)             2,657      1,542       1,115          72 %
                                         ------     ------      ------
Total (in thousands)                     $3,201     $2,031      $1,170          58%
                                         ======     ======      ======


  Oil and natural gas operating expenses for the three months ended September 30, 1997 increased 46% from $371,000 to $543,000 as compared to the same period in 1996 due to increased production. Oil and natural gas operating expenses on a unit of production basis were $0.44 per Mcfe and $0.43 Mcfe for the three-month periods ended September 30, 1997 and 1996, respectively.

  Depreciation, depletion and amortization expense ("DD&A") for the three months ended September 30, 1997 increased 45% from $444,000 to $644,000 as compared to the same period in 1996. Included within DD&A for the three months ended September 30, 1997 and 1996 is $544,000 and $395,000, respectively, representing depletion expense of oil and gas property. This increase in depletion expense was primarily due to the increase in oil and natural gas production which increased depletion expense by $163,000, offset by a 4% decrease in the overall depletion rate that decreased depletion expense by $14,000. The decrease in the depletion rate was due to an increase in reserves added from new wells drilled since September 30, 1996 offset by increases in the overall depletion base. Depletion on a unit of production basis for the three-month periods ended September 30, 1997 and 1996 was $0.44 per Mcfe and $0.46 per Mcfe, respectively. The remaining increase in DD&A is due primarily to depreciation of new computer hardware and software purchased since September 30, 1996.

  General and administrative expenses for the three months ended September 30, 1997 increased 72% from $644,000 to $1.1 million compared to the same period in 1996. This increase was attributable to additional administrative staffing and the hiring of additional employees to support the Company's increased level of drilling activities, 3-D project generation and other activities. Included as a reduction in general and administrative expenses for the three months ended September 30, 1997 and 1996, is approximately $171,000 and $57,000, respectively, of overhead reimbursements and management fees received from various management, operating and seismic agreements. General and administrative expenses are expected to continue to increase as the Company drills more wells and the number of wells that it operates increases. General and administrative expenses on a unit of production basis for the three month periods ended September 30, 1997 and 1996 were $0.90 per Mcfe and $0.75 per Mcfe, respectively.

  Unearned compensation expenses for the three months ended September 30, 1997 was $155,000 due to the amortization of unearned compensation expense recognized from restricted stock granted to executives at the time of the Combination. Unearned compensation expense will continue to be recognized in the future, amortized over the vesting period.

  The Company recorded interest expense of $1,000 for the three months ended September 30, 1997 compared to $294,000 during the same period in 1996. The decrease was the result of the repayment of $12.7 million of indebtedness on March 3, 1997 with proceeds of the Offering.

  Interest income for the three months ended September 30, 1997 was $267,000 due to earnings from short-term money market investments purchased with proceeds from the Offering.

  Income tax expense for the three-month period ended September 30, 1996 was $56,000. Due to the availability of net operating loss carry forwards and net deferred tax assets there is no provision for current or deferred taxes for the three-month period ended September 30, 1997.

  Minority interest for the three months ended September 30, 1997 was eliminated as result of the completion of the Combination on March 3, 1997 in which the Company acquired from the predecessor entities 100% of their ownership interests in the Joint Venture.

  For the three months ended September 30, 1997, the Company had operating income of $750,000, as compared to operating income of $571,000 for the same period in 1996. The increase is primarily attributable to increased production offset by increased operating expenses. Net income was $1.016 million for the three months ended September 30, 1997, as compared to net income of $123,000 for the same period in 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

  Oil and natural gas revenues for the nine months ended September 30, 1997 increased 89% from $5.1 million to $9.7 million as compared to the same period in 1996. Production volumes for oil and condensate increased 20% from 81 MBbls for the nine months ended September 30, 1996 to 97 MBbls during the same period in 1997. The increase in oil and condensate production increased revenues by $300,000 (based on prior year prices), and a 2% increase in average oil sales price further increased revenue by $34,000 (based on current year production). Effective August 1, 1997, the TRC curtailed production from the Company's Wheeler property resulting in lost production of approximately 3 MBbls of oil and condensate for the nine months ended September 30, 1997 decreasing revenues by approximately $49,000 (assuming continued July production rates and average prices received for August and September). Production volumes for natural gas increased 110% from 1,557 MMcf for the nine months ended September 30, 1996 to 3,276 MMcf during the same period in 1997. The increase in natural gas production increased revenues by $3.9 million, and a 4% increase in average natural gas sales price increased revenues by $286,000. Effective August 1, 1997, the TRC curtailed production from the Company's Wheeler property resulting in lost production of approximately 224 MMcf of natural gas decreasing revenues by approximately $540,000 for the nine months ended September 30, 1997 (assuming continued July production rates and average prices received for August and September). The net overall increase in oil and natural gas production was due to 60 gross (24.533 net) new exploratory and development wells being successfully drilled and completed since September 30, 1996 partially offset by normal production declines from existing wells. During the nine months ended September 30, 1997 the Company marketed its natural gas produced from a certain gas field under the terms of various fixed price natural gas contracts. The terms of the contracts required no minimum volume commitment and provided incremental pricing based on certain levels of production. Total volume sold by the Company under these contracts for the nine month period ended September 30, 1997 was approximately 1,028

MMcf receiving an overall average natural gas price comparable to the average spot market price. No such contract existed during the nine-month period ended September 30, 1996.

  The following table sets forth certain operational data of the Company for the periods presented:


                                        NINE MONTHS ENDED     1997 PERIOD COMPARED
                                          SEPTEMBER 30,          TO 1996 PERIOD
                                        -----------------    ---------------------
                                          1997      1996     INCREASE   % INCREASE
                                          ----      ----     --------   ----------
Production volumes:
   Oil and condensate (MBbls)                97        81          16       20%
   Natural gas (MMcf)                     3,276     1,557       1,719      110%
Average sales prices:
   Oil and condensate ($ per Bbl)        $19.31    $19.00      $ 0.31        2%
   Natural gas ($ per Mcf)                 2.38      2.29        0.09        4%
Operating revenues:
   Oil and condensate (in thousands)     $1,873    $1,539      $  334       22%
   Natural gas (in thousands)             7,785     3,566       4,219      118%
                                         ------    ------      ------

Total (in thousands)                    $9,658    $5,105      $4,553       89%
                                        ======    ======      ======

  Oil and natural gas operating expenses for the nine months ended September 30, 1997 increased 88% from $982,000 to $1.8 million as compared to the same period in 1996 due to increased production. Oil and natural gas operating expenses on a unit of production basis for both of the nine-month periods ended September 30, 1997 and 1996 were $0.48 per Mcfe.

  Depreciation, depletion and amortization expense ("DD&A") for the nine months ended September 30, 1997 increased 66% from $1.1 million to $1.8 million as compared to the same period in 1996. Included within DD&A for the nine months ended September 30, 1997 and 1996 is $1.6 million and $936,000, respectively, representing depletion expense of oil and gas property. This increase in depletion expense was primarily due to the increase in oil and natural gas production which increased depletion expense by $830,000, offset by a 11% decrease in the overall depletion rate that decreased depletion expense by $198,000. Depletion on a unit of production basis for the nine-month periods ended September 30, 1997 and 1996 was $0.41 per Mcfe and $0.46 per Mcfe, respectively. The remaining increase in DD&A is due primarily to depreciation of new computer hardware and software purchased since September 30, 1996.

  General and administrative expenses for the nine months ended September 30, 1997 increased 55% to $3.2 million from $2 million during to the same period in 1996. This increase was attributable to additional administrative staffing and the hiring of additional employees to support the Company's increased level of drilling activities and 3-D project generation. General and administrative expenses were further increased during the nine months ended September 30, 1997 by $161,000, resulting from expenses incurred as a result of being a public company. Included within general and administrative expenses for the nine months ended September 30, 1997 and 1996, is approximately $566,000 and $173,000, respectively, of overhead reimbursements and management fees received from various management, operating and seismic agreements. General and administrative expenses are expected to continue to increase as the Company drills more wells and the number of wells that it operates increases. General and administrative expenses on a unit of production basis for the nine month periods ended September 30, 1997 and 1996 were $0.82 per Mcfe and $1.00 per Mcfe, respectively.

  Unearned compensation expense during the nine months ended September 30, 1997 was $358,000 due to the amortization of unearned compensation expense recognized from restricted stock granted to executives at the time of the Combination. Unearned compensation expense will continue to be recognized in the future, amortized over the vesting period.

  Interest expense for the nine months ended September 30, 1997 decreased 72% to $183,000 from $657,000 during the same period in 1996. The weighted average debt was $2.7 million for the nine-month period ended September 30, 1997, as compared to $8.1 million for the same period in 1996. Total indebtedness of $12.7 million was repaid on March 3, 1997 with proceeds of the Offering (as described below).

  Interest income for the nine months ended September 30, 1997 was $766,000 due to earnings from short-term money market investments purchased with proceeds from the Offering.

  Income tax expense for the nine-month period ended September 30, 1996 was $51,000. Due to the availability of net operating loss carry forwards and net deferred tax assets there is no provision for current or deferred taxes for the nine-month period ended September 30, 1997. The Company has completed its assessment of its deferred tax asset position and as of September 30, 1997 any asset that may have existed as of the date of the Combination (March 3, 1997) has been fully utilized. Should the Company have taxable income in the future, a provision for tax expense will be provided.

  Minority interest for the nine months ended September 30, 1997 was eliminated as result of the completion of the Combination on March 3, 1997 in which the Company acquired from the predecessor entities 100% of their ownership interests in the Joint Venture.

  For the nine months ended September 30, 1997, the Company had operating income of $2.5 million, as compared to operating income of $988,000 for the same period in 1996. The increase is primarily attributable increased production further increased by an increase in average commodity prices offset by increased operating expenses. Net income was $3.1 million for the nine-month period ended September 30, 1997, as compared to net income of $191,000 for the same period in 1996.

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

  The Company had cash and cash equivalents at September 30, 1997 of $12.7 million, consisting primarily of short-term money market investments, as compared to $1.5 million at December 31, 1996. Working capital was $16.5 million at September 30, 1997, as compared to $690,000 at December 31, 1996.

  Operating cash flow before changes in working capital increased substantially to approximately $5.2 million for the nine-month period ended September 30, 1997 from $1.4 million for the same period in 1996. The increase was the result of increases in production from new well additions, reflecting rapidly expanding operations and higher prices for production. Operating cash flow, a measure of performance for exploration and production companies, represents cash flows from operating activities prior to changes in assets and liabilities. Operating cash flow should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

  During the nine months ended September 30, 1997, the Company continued to reinvest a substantial portion of its cash flows to increase its 3-D project portfolio, improve its 3-D seismic data integration and visualization technology and fund its drilling activities. The Company expects to continue to reinvest a substantial portion of its cash flows for these purposes, and expects total capital expenditures in 1997 to be about $24 million. Capital expenditures during the nine months ended September 30, 1997 were $17.2 million as compared to $7.9 million during the same period in 1996. The Company expects to drill approximately 100 gross wells during 1997. The Company's drilling efforts resulted in the successful completion of 72 gross (28.69 net) wells in the first nine months of 1997 compared to 35 gross (13.93 net) wells during the same period in 1996.

  During August 1997 the Company made an investment in Frontera Resources Corporation ("Frontera") through the purchase of 15,171 shares of Series D Convertible Preferred Stock convertible initially into approximately 10% of the currently fully diluted outstanding common stock (excluding employee stock
options) of Frontera for $3.6 million.   Frontera began operations in 1996 and
is a privately held international energy company that is seeking to develop upstream and downstream energy projects in emerging international markets (See
Note 7).

  The Company intends to fund its planned capital expenditures, commitments and working capital requirements through cash flows from operations, proceeds of the Offering and, to the extent necessary, borrowings or other financing activities. The Company believes it will have sufficient capital resources and liquidity to fund its capital expenditures and meet its financial obligations as they come due.

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

  During March 1997, the outstanding balance under the Credit Facility of $11.0 million was repaid with proceeds from the Offering. The Credit Facility remains available for future borrowings under similar terms, but the borrowing base has been reduced at the Company's request to $1 million so as to limit expenses. However, the Company has the ability to restore availability subject to the provisions of the Credit Facility.

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

EQUIPMENT LOANS

  Prior to the Offering, the Company was a party to various equipment loans with lenders to acquire computer and related office equipment. These loans had various terms and maturities. During March 1997, all but $32,000 of the outstanding balance of $412,000 was repaid with proceeds from the Offering. Equipment loans of $18,000 remain unpaid as of September 30, 1997.

ACCOUNTING STANDARDS

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented. Considering the guidelines as prescribed by SFAS No. 128; management believes that the adoption of this statement will not have a material effect on EPS; and pro forma EPS, as suggested for all interim and annual periods prior to required adoption, has been omitted.

FORWARD LOOKING STATEMENTS

  The statements contained in all parts of this document, including, but not limited to, those relating to the Company's drilling plans, its 3-D project portfolio, capital expenditures, use of Offering proceeds, general and administrative expenses on a per unit of production basis, expected wells or production, increases in proved reserves, increases in production, results of any well had production not been shut-in, increases in wells operated, the ability of expected sources of liquidity to support working capital and capital expenditure requirements and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe" and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, the Company's dependence on its key personnel, the Company's reliance on technological development and possible obsolescence of the technology currently used by the Company, significant capital requirements of the Company's exploration and development and technology development programs, the potential impact of government regulations, litigation and environmental matters, the Company's ability to manage its growth and achieve its business strategy, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks, risks of operations in foreign countries (including risk of war, civil disturbances, political instability, unenforceability of foreign contracts, local laws and regulations requiring qualifications, use of local labor, the provision of financial assurances or other restrictions an conditions on operations, problems in the relationships between such foreign county and United States, fluctuations in currency exchange rates and governmental activities that may limit or disrupt markets, restrict the movement of funds or results in deprivation of contract rights or the taking of property without fair compensation), and other factors detailed in the Registration Statement and the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings...............................................  None

Item 2 - Changes in Securities and use of proceeds.......................  None

             The Company's Registration Statements on Form S-1 (Registration No. 333-17267 and 333-22363), as amended, with respect to the initial public offering of shares of the Company's common stock was declared effective by the Securities and Exchange Commission of February 25, 1997. The offering commenced on February 26, 1997, and has since terminated, resulting in (I) the sale by the Company of 2,400,000 shares of common stock on March 3, 1997 and (ii) the sale by the Company of 360,000 shares of common stock pursuant to the exercise of the underwriters' over-allotment option on March 17, 1997. The shares sold constitute all the shares of common stock covered by the Registration Statement. The managing underwriters for the Offering were Raymond James & Associates, Inc., Jefferies & Company, Inc. and Principal Financial Services, Inc.

             The aggregate price to the public for the share sold in the Offering was $45,540,000. The expense incurred by the Company with respect tot he Offering were as follows:

             Underwriter Discounts and Commissions               $3,187,800
             Other expenses                                       2,206,218
                                                                 ----------
             Total                                               $5,394,018
                                                                 ==========

             None of the amount set forth above as other expenses were direct or indirect payments to directors of officers of the Company or their associates, to persons owning ten percent ort more of the any class of equity securities of the Company or affiliates of the Company.

             The net proceeds to the Company from the Offering were $40.1 million. As of November 12, 1997, the Company has used such net proceeds as follows: (i) to repay $12.7 million of indebtedness, (ii) to make a $3.6 million investment in Frontera and capital expenditures of $17.2 million in the Company's drilling plans and its 3-D project portfolios. None of such payments were direct or indirect payments to directors of officers of the Company or their associates, to persons owning ten-percent or more of the any class of equity securities of the Company or affiliates of the Company.

Item 3 - Defaults Upon Senior Securities.................................  None

Item 4 - Submission of Matters to a Vote of Security Holders.............  None

Item 5 - Other Information...............................................  None

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

         11.1  Computation of Earnings Per Share

         27.1  Financial Data Schedule

         *Incorporated by reference as indicated

(B)      Reports on Form 8-K.............................................  None

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          EDGE PETROLEUM CORPORATION,
                            A DELAWARE CORPORATION
                                 (REGISTRANT)


Date      11/12/97              /s/ JOHN E. CALAWAY
    -------------------         -----------------------
                                   John E. Calaway,
                              Chief Executive Officer and
                                 Chairman of the Board


Date      11/12/97              /s/ JAMES D. CALAWAY
    -------------------         -----------------------
                                   James D. Calaway,
                                 President and Director


Date      11/12/97              /s/ MICHAEL G. LONG
    -------------------         -----------------------
                                    Michael G. Long,
                                Chief Financial Officer


Date      11/12/97              /s/ BRIAN C. BAUMLER
    -------------------         -----------------------
                                   Brian C. Baumler,
                                Controller and Treasurer