Form 10-K
period 1997-12-31
EDGE PETROLEUM CORP
filed 1998-03-31
CIK 1021010

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-K



ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


                        Commission file number:  0-22149

                           EDGE PETROLEUM CORPORATION
             (Exact name of Registrant as specified in its charter)

           Delaware                                  76-0511037
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

       Texaco Heritage Plaza
       1111 Bagby, Suite 2100
            Houston, Texas                             77002
(Address of principal executive offices)             (Zip code)

                                  713-654-8960
              (Registrant's telephone number including area code)

                          ____________________________

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to section 12(g) of the Act:
                     Common Stock, Par Value $.01 Per Share

                          ____________________________

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 20, 1998, was $73,286,256 on a value of $12.00 per share, the closing price of the Common Stock as quoted by NASDAQ National Market on such date). 7,760,869 shares of Common Stock, par value $.01 per share, were outstanding on March 20, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the registrant's 1998 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference into Part III of this report.

                               TABLE OF CONTENTS

                                                                      PAGE

                                     PART I

ITEMS 1 AND 2.    BUSINESS AND PROPERTIES                               1

ITEM 3.           LEGAL PROCEEDINGS                                    24

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  24


                                    PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS                        26

ITEM 6.           SELECTED FINANCIAL DATA                              27

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                28

ITEM 7A.          QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
                    MARKET RISK                                        35

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA          35

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURES            35


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT   35

ITEM 11.          EXECUTIVE COMPENSATION                               35

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT                                     35

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       35


                                    PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS
                  ON FORM 8-K                                          36

                           EDGE PETROLEUM CORPORATION

     Unless otherwise indicated by the context, references herein to the "Company" or "Edge" mean Edge Petroleum Corporation, a Delaware corporation, and its corporate and partnership subsidiaries and predecessors. Certain terms used herein relating to the oil and natural gas industry are defined in ITEMS 1 AND 2.--"BUSINESS AND PROPERTIES--CERTAIN DEFINITIONS."

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

OVERVIEW

     Edge Petroleum Corporation is an independent energy company engaged in the exploration, development and production of oil and natural gas. Edge conducts its operations primarily along the onshore Gulf Coast with its primary emphasis in South Texas and Louisiana where it currently controls interests in excess of 236,000 gross acres under lease and option. The Company explores for oil and natural gas by emphasizing an integrated application of highly advanced data visualization techniques and computerized 3-D seismic data analysis to identify potential hydrocarbon accumulations. The Company believes its approach to processing and analyzing geophysical data differentiates it from other independent exploration and production companies and is more effective than conventional 3-D seismic data interpretation methods. The Company also believes that it maintains one of the largest databases of onshore South Texas Gulf Coast 3-D seismic data of any independent oil and natural gas company, and is continuously acquiring substantial additional data within this core region.

     The Company acquires 3-D seismic data by organizing and designing regional data acquisition surveys for its proprietary use, as well as through selective participation in regional non-proprietary 3-D surveys. The Company negotiates seismic options for a substantial majority of the areas encompassed by its proprietary surveys, thereby allowing it to secure identified prospect leasehold interests on a non-competitive, pre-arranged basis. In the Company's non-proprietary 3-D survey areas, the Company's technical capabilities allow it to rapidly and comprehensively evaluate large volumes of regional 3-D seismic data, facilitating its ability to identify attractive prospects within a surveyed region and to secure the corresponding leasehold interests ahead of other industry participants.

     The Company's extensive technical expertise has enabled it to internally generate substantially all of its 3-D prospects drilled to date and to assemble a large portfolio of 3-D based drilling prospects. The Company pursues drilling opportunities that include a blend of shallower, normally pressured reservoirs that generally involve moderate costs and risks as well as deeper, over-pressured reservoirs that generally involve greater costs and risks, but have higher economic potential. The Company mitigates its exposure to exploration costs and risk by conducting its operations with industry partners, including major oil companies and large independents, that generally pay a disproportionately greater share of seismic acquisition and, in many instances, leasing and drilling costs than the Company.

     The Company has experienced rapid increases in reserves, production and cash flow since early 1995 due to the growth of its 3-D based drilling activities and the retention of progressively larger interests in its exploration projects. The Company's average daily production increased from 2.5 MMcfe in 1995 to 14.5 MMcfe in 1997. While experiencing this rapid growth, the Company has maintained a low cost structure and has been profitable in each of the last four years. At December 31, 1997, the Company's estimated proved oil and natural gas reserves consisted of 29.1 Bcf of natural gas and 866 MBbls of oil. During 1997, the Company drilled 101 gross wells, (41.44 net wells) and added proved reserves of 28.6 Bcfe, before oil and natural gas revisions and production, representing a 540% replacement ratio of 1997 production of 5.3 Bcfe. At December 31, 1997, Edge's estimated proved reserves before income taxes and discounted to present value at 10% per annum was $40.9 million, based on weighted average prices at December 31, 1997 of $16.23 per Bbl of oil and $2.40 per Mcf of natural gas.


EXPLORATION TECHNOLOGY

     Since 1992, as a result of the advent of economic onshore 3-D seismic surveys and the improvement and increased affordability of data interpretation technologies, the Company has relied almost exclusively on the interpretation of 3-D seismic data in its exploration strategy. The principal advantage of 3-D seismic data over 2-D seismic data is that it affords a geoscientist the ability to investigate the entire prospective area using a 3-D seismic data volume, as compared to the limited number of two dimensional profiles covering a small percentage of the prospective area that are available using 2-D seismic data. As a consequence, a geoscientist using 3-D seismic data is able to more fully evaluate prospective areas and produce more accurate interpretations. The use of structural maps based upon 3-D seismic data can significantly improve the probability of drilling commercially successful wells, since this data allows structurally advantageous positions to be more accurately located in highly drilled exploration plays where only 2-D seismic data was used in the past.

     The Company's methodology for interpreting 3-D seismic data has advanced beyond traditional 3-D interpretation techniques which consist of interpreting multiple closely spaced 2-D profiles extracted from 3-D seismic volumes to generate 3-D structural maps. The Company's advanced visualization and data analysis techniques and resources enable its geoscientists to view collectively large volumes of information contained within the 3-D seismic data. This improves the geoscientist's ability to recognize certain important patterns or attributes in the data which may indicate hydrocarbon traps and which, if viewed incorrectly or with the application of improper techniques, could go undetected. Visualization techniques also enable the geoscientist to quickly identify and prioritize key areas from the large volumes of data reviewed in order to realize the greatest early benefit. The Company's sophisticated computing resources and unique visualization and data analysis techniques allow its geoscientists to more easily identify features such as shallow amplitude anomalies, complex channel systems, sharp structural details and fluid contacts, which might have been overlooked using less sophisticated 3-D seismic data interpretation techniques.

     The application of advanced 3-D exploration technology requires large scale information processing and graphic visualization, made possible by the rapid improvements in computing technology. The Company has made a significant investment in its 3-D seismic data visualization technology, which is closely linked with the Company's well-log database and other geoscience application software. Additionally, the Company has developed a fully integrated, client-server environment utilizing 14 scientific workstation nodes. For large scale visualization, the Company uses a Silicon Graphics Onyx R10000 server with the SGI Reality Engine-2. The Company uses a comprehensive suite of Landmark Graphics geoscience applications in its interpretation environment, including Landmark's EarthCube software, which is designed specifically to integrate visualization and 3-D geologic interpretation. In addition, the Company utilizes Cogniseis' Voxel Geo technology in its visualization efforts.

     The Company's technological success is dependent in part upon hiring and retaining highly skilled technical personnel. The Company has assembled a technical team that it believes has the capacity to adapt to the rapidly changing technological demands in the field of oil and natural gas exploration. This team consists of ten geoscientists with an average of 15 years industry experience, most of which have had extensive experience with major oil companies. The Company provides its technical team with a sophisticated work environment. With its technical capabilities and personnel, the Company believes that it will be able to analyze increasingly large quantities of data without a commensurate increase in the number of employees. Additionally, the expertise of the Company's team of geoscientists reduces its dependence on outside technical consultants and enables the Company to internally generate substantially all of its prospects.

EXPLORATION AND OPERATING APPROACH

     The Company's exploration approach is to acquire large 3-D seismic data sets along prolific, producing trends of the onshore Gulf Coast and to utilize advanced visualization and interpretation techniques to identify or evaluate prospects and then drill the prospects which it believes provide the potential for significant returns. The Company typically seeks to explore in areas with
(i) numerous accumulations of normally pressured reserves at shallow depths and in geologic traps that are difficult to define without the use of advanced 3-D data visualization and interpretation and (ii) the potential for large accumulations of deeper, over-pressured reserves. The Company typically sells a portion of its interest in the deep, over-pressured prospects in order to mitigate its exploration risk and fund the anticipated capital requirements for the interests it retains in such prospects, while retaining all or the majority of its interest in the prospects with normally pressured reservoirs.

     The Company emphasizes preplanning in project development to lower capital and operational costs and to efficiently integrate potential well locations into the existing and planned infrastructure, including gathering systems and other surface facilities. In constructing surface facilities, the Company seeks to use reliable, high quality, used equipment in place of new equipment to achieve cost savings. The Company also seeks to minimize cycle time from drilling to hook-up of wells, thereby accelerating cash flow and improving ultimate project economics.

     An important component of the Company's exploration approach is the acquisition of large 3-D seismic data sets at the lowest possible cost. The Company has sought to obtain large 3-D data sets either by participating in large seismic data acquisition programs through joint venture arrangements with other energy companies or group shoots in which the Company shares the costs and results of seismic surveys. The Company believes its technical capabilities allow it to rapidly evaluate these large 3-D data sets and identify and secure drilling opportunities prior to the other participants in these group shoots.
In both the joint ventures and the group shoots, the Company's partners have generally borne a disproportionate share of the up-front costs of seismic data acquisition and interpretation in return for the Company's expertise in the management of seismic surveys, interpretation of 3-D seismic data, development of prospects and acquisition of exploration rights. Substantially all of the Company's operations are conducted through joint operations with industry participants.

     Under the participation agreements for most of its projects, the Company is generally responsible for determining the area to explore; managing the land permitting and optioning process; determining seismic survey design; overseeing data acquisition and processing; preparing, integrating and interpreting the data; identifying the drill site; and in selected instances, managing drilling and production operations. The Company is therefore responsible for exercising control over what it believes are the critical functions in the exploration process. The Company seeks to obtain lease operator status and control over field operations, including decisions regarding drilling and completion methods and accounting and reporting functions, only when its expertise and planning capabilities indicate that meaningful value can be added through its performance of these functions. Typically, in cases when the Company does not have field operator status, the Company is primarily responsible for identifying prospects for the operator and, when necessary, asserts its rights under its joint operating agreements to ensure drilling of such prospects. The Company began field operations of wells in 1995 and currently operates producing oil and natural gas wells in South Texas, Louisiana and Alabama. These wells range in depth from 3,000 feet to greater than 14,000 feet.

     The Company has developed extensive experience in the development and management of projects along the Gulf Coast. Since its inception, the Company has generated and assembled numerous prospects within the onshore Gulf Coast area. The Company believes that the ability to develop large scale 3-D projects in this area on an economic basis requires experience in obtaining the rights to explore and is a source of competitive advantage for the Company.

     The Company's primary strategy for acreage acquisition is to obtain leasing options covering large geographic areas prior to conducting its 3-D seismic surveys. The Company, therefore, typically seeks to acquire seismic permits that include options to lease, thereby reducing the cost and the level of competition for leases on drilling prospects that may result upon completing a successful seismic data acquisition program over a project area.


OIL AND NATURAL GAS RESERVES

     The following table sets forth estimated net proved oil and natural gas reserves of the Company and the present value of estimated future pretax net cash flows related to such reserves as of December 31, 1997. The Company engaged Ryder Scott Company ("Ryder Scott") to estimate the Company's net proved reserves, projected future production, estimated future net revenue attributable to its proved reserves, and the present value of such estimated future net revenue as of December 31, 1997. Ryder Scott's estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data provided by the Company. In estimating the reserve quantities that are economically recoverable, Ryder Scott used selling prices and estimated development and production costs that were in effect during December 1997 without giving effect to hedging activities. In accordance with requirements of the Securities and Exchange Commission (the "Commission") regulations, no price or cost escalation or de-escalation was considered by Ryder Scott. For further information concerning Ryder Scott's estimate of proved reserves of the Company at December 31, 1997, see the reserve report included as an exhibit to this Annual Report on Form 10-K (the "Ryder Scott Report"). The present value of estimated future net revenues before income taxes was prepared using constant prices as of the calculation date, discounted at 10% per annum on a pretax basis, and is not intended to represent the current market value of the estimated oil and natural gas reserves owned by the Company. For further information concerning the present value of future net revenue from these proved reserves, see Note 10 of Notes to Consolidated Financial Statements. See ITEMS 1 AND 2.--BUSINESS AND PROPERTIES--"FORWARD LOOKING INFORMATION AND RISK FACTORS-- Uncertainties of Estimates of Oil and Natural Gas Reserves."

                                                                                     Proved Reserves
                                                                    -----------------------------------------------
                                                                    Developed (1)       Undeveloped (2)       Total
                                                                    -------------       ---------------       -----
                                                                                    (Dollars in thousands)
Oil and condensate (MBbls) (3)                                            646                   220               866
Natural gas (MMcf)                                                     17,866                11,257            29,123
Total MMcfe                                                            21,742                12,578            34,320
Estimated future net revenues before income taxes                    $ 39,947              $ 21,322          $ 61,269
Present value of estimated future net revenues
   before income taxes (discounted 10% annum) (4)                    $ 27,846              $ 13,043          $ 40,889

______________
(1) Proved developed reserves are proved reserves which are expected to be recovered from existing wells with existing equipment and operating methods.

(2) Proved undeveloped reserves are proved reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

(3) Includes plant products.

(4) Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using weighted average prices at December 31, 1997, which were $2.40 per Mcf of natural gas and $16.23 per Bbl of oil without giving effect to hedging activities.

     There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth herein represents estimates only. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates, and such revisions may be material. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Furthermore, the estimated future net revenues from proved reserves and the present value thereof are based upon certain assumptions, including future prices, production levels and costs, that may not prove correct.

     No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the Commission.

     In accordance with Commission regulations, the Ryder Scott Report used oil and natural gas prices in effect at December 31, 1997. The prices used in calculating the estimated future net revenue attributable to proved reserves do not necessarily reflect market prices for oil and natural gas production subsequent to December 31, 1997. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will actually be realized for such production or that existing contracts will be honored or judicially enforced.

VOLUMES, PRICES AND OIL AND NATURAL GAS OPERATING EXPENSE

     The following table sets forth certain information regarding production volumes, average sales prices and average oil and natural gas operating expense associated with, the Company's sales of oil and natural gas for the periods indicated.

                                                                                     Year Ended December 31,
                                                                              ---------------------------------
                                                                                 1997        1996         1995
                                                                              --------     -------      -------
Production:
     Oil and Condensate (MBbls) (1)                                                 166         109           64
     Natural gas (MMcf)                                                           4,299       2,316          513
     Total MMcfe                                                                  5,293       2,970          897
Average Sales Price:
     Oil and Condensate ($ per Bbl) (1)                                         $ 17.21     $ 19.31      $ 15.96
     Natural gas ($ per Mcf) (2)                                                   2.47        2.42         1.99
     Average oil and natural gas operating expense ($ per Mcfe) (3)                0.44        0.54         0.77

________________
(1) Includes plant products.

(2) Includes the effect of hedging activity for the year ended December 31, 1997.

(3) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), workover costs and the administrative costs of production offices, insurance and property and severance taxes.


RESERVE REPLACEMENT

     From January 1, 1995 to December 31, 1997, the Company incurred total net acquisition, exploration and development costs of approximately $44.6 million and generated proceeds of approximately $8.6 million from the sale of undeveloped prospects. Total acquisition, exploration, and development activities from January 1, 1995 to December 31, 1997, resulted in the addition of approximately 46.2 Bcfe (before downward reserve revisions of approximately
6.3 Bcfe), net to the Company's interest, of proved reserves at an average reserve replacement cost of $0.43 per Mcfe. Reserve replacement costs reflect the proceeds from the sales of undeveloped prospects recorded as a reduction to the full-cost pool.

     The Company's reserve replacement costs have historically fluctuated on a year to year basis. Reserve replacement costs, as measured annually, may not be indicative of the Company's ability to economically replace oil and natural gas reserves because the recognition of costs may not necessarily coincide with the addition of proved reserves.


ACQUISITION, EXPLORATION AND DEVELOPMENT CAPITAL EXPENDITURES

     The following table sets forth certain information regarding the total costs incurred in the acquisition, exploration and development of proved and unproved properties.

                                                                                   Year Ended December 31,
                                                                              ---------------------------------
                                                                                 1997        1996         1995
                                                                              --------     -------      -------
Acquisition Cost:
             Unproved prospects                                               $ 17,660     $ 4,490      $ 3,659
             Proved properties                                                                  36           91
Exploration  costs                                                               8,640       2,633        2,642
Development costs                                                                1,208       2,343        1,150
                                                                              --------     -------      -------
             Total costs incurred                                               27,508       9,502        7,542
Less proceeds from sales of prospects                                            2,325       2,230        4,008
                                                                              --------     -------      -------
             Net costs incurred                                               $ 25,183     $ 7,272      $ 3,534
                                                                              --------     -------      -------

     Net costs incurred do not reflect sales of proved properties which are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

DRILLING ACTIVITY

     The following table sets forth the drilling activity of the Company for the three years ended December 31, 1997. In the table, "gross" refers to the total wells in which the Company has a working interest and "net" refers to gross wells multiplied by the Company's working interest therein. Wells in which the Company holds a reversionary interest are not included in the following table because such interests had not been earned at the time of drilling. The percentage of the Company's wells in which it holds solely a reversionary interest has substantially decreased in the last three years.

                                                               YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------------------
                                                   1997                 1996                 1995
                                            ---------------       ---------------       ---------------
                                            GROSS       NET       GROSS       NET       GROSS       NET
                                            -----       ---       -----       ---       -----       ---
EXPLORATORY:
    Productive                                 60     27.07          32     15.82          17      8.66
    Non-productive                             22      9.68          12      3.76          12      4.64
                                               --     -----          --     -----          --     -----
        Total                                  82     36.75          44     19.58          29     13.30

DEVELOPMENT:
    Productive                                 15      2.82                                 5      0.20
    Non-productive                              4      1.87           1      0.20           1      0.10
                                               --     -----          --     -----          --     -----
        Total                                  19      4.69           1      0.20           6      0.30

PRODUCTIVE WELLS

     The following table sets forth the number of productive oil and natural gas wells in which the Company owned an interest as of December 31, 1997.

                                                    Company            Non-
                                                   Operated          Operated             Total
                                                ---------------    --------------   ------------------
                                                Gross      Net     Gross     Net    Gross (1)   Net (1)
                                                -----      ---     -----     ---    ---------   ------
Oil                                               10       5.55     32       6.34       42       11.89
Natural gas                                       63      36.34     50       9.25      113       45.59
                                                  --      -----     --      -----      ---       -----
             Total                                73      41.89     82      15.59      155       57.48
                                                  --      -----     --      -----      ---       -----

_______________
(1) Includes 38 gross wells shut in, (13.13 net).

ACREAGE DATA

     The following table sets forth certain information regarding the Company's developed and undeveloped lease acreage as of December 31, 1997. Developed acres refers to acreage within producing units and undeveloped acres refers to acreage that has not been placed in producing units.


                                        Developed Acres        Undeveloped Acres            Total
                                       -----------------      -------------------    -------------------
                                        Gross       Net        Gross       Net        Gross         Net
                                       -------     ------     -------     -------    --------      -----
Texas                                   61,157     20,507      82,970      33,850     144,127      54,357
Louisiana                                1,728        584       2,029       1,486       3,757       2,070
Mississippi                              2,660         87       3,814         665       6,474         752
Alabama                                  2,933        158       4,720         715       7,653         873
                                        ------     ------      ------      ------     -------      ------
             Total                      68,478     21,336      93,533      36,716     162,011      58,052
                                        ------     ------      ------      ------     -------      ------

  Leases covering approximately 33,713 gross (13,964 net), 17,983 gross (7,978 net), 20,162 gross (11,396 net) and 967 gross (811 net) undeveloped acres are scheduled to expire in 1998, 1999, 2000 and 2001, respectively. In general, the Company's leases will continue past their primary terms if oil and natural gas production in commercial quantities is being produced from a well on such lease.

     The table does not include 91,944 gross (51,336 net) acres that the Company has a right to acquire pursuant to various seismic option agreements at December 31, 1997. Under the terms of its option agreements, the Company typically has the right for one year, subject to extensions, to exercise its option to lease the acreage at predetermined terms.

SIGNIFICANT PROJECT AREAS

     Set forth below are descriptions of the Company's key project areas where it is actively exploring for potential oil and natural gas prospects and in many cases currently has oil and natural gas production. The 3-D surveys the Company is using to analyze its project areas range from regional non-proprietary group shoots to single field proprietary surveys. The Company has participated in these project areas with industry partners under agreements that typically provide for the industry partners to bear a greater share of the up-front costs associated with obtaining option arrangements with landowners, seismic data acquisition and related data interpretation. The working interest and net revenue interest shown for the project areas are the average for acreage under lease and option by the Company in that project area.

     Although the Company is currently pursuing prospects or seeking to obtain seismic data within certain of the project areas listed below, there can be no assurance that these prospects will be drilled or that such seismic data will be obtained at all or within the expected timeframe. The final determination with respect to the drilling of any scheduled or budgeted wells will be dependent on a number of factors, including (i) the results of exploration efforts and the acquisition, review and analysis of the seismic data, (ii) the availability of sufficient capital resources by the Company and the other participants for the drilling of the prospects, (iii) the approval of the prospects by other participants after additional data has been compiled, (iv) economic and industry conditions at the time of drilling, including prevailing and anticipated prices for oil and natural gas and the availability of drilling rigs and crews, (v) the financial resources and results of the Company and (vi) the availability of leases and permits on reasonable terms for the prospect. There can be no assurance that these projects can be successfully developed or that the wells discussed will, if drilled, encounter reservoirs of commercially productive oil or natural gas. There are numerous uncertainties in estimating quantities of proved reserves, including many factors beyond the control of the Company. See ITEMS 1 AND 2.--"BUSINESS AND PROPERTIES--FORWARD LOOKING INFORMATION AND RISK FACTORS."

TEXAS

AMAZON PROJECT AREA, Frio/Vicksburg Formations:  (75% WI, 56% NRI, Operator:
Edge)

     The Amazon Project Area is a 100 square mile, non-proprietary 3-D seismic survey being shot in South Texas on spec by a major seismic company. The Company has agreed to purchase 100 square miles of data in this survey area. Edge expects to receive the 3-D data in late 1998. The Company expects the primary exploration objectives for this area to be shallow Frio and to a lessor extent the deeper Vicksburg. Drilling is expected to begin in early 1999.

AUBREY PROJECT AREA, Frio/Vicksburg Formations:  (75% WI, 56% NRI, Operator:
Edge)

     The Aubrey Project Area is a 51 square mile, proprietary 3-D seismic survey in South Texas. The Company is currently acquiring the data and has the majority of the prospective acreage under its control through lease or option. Based on its nearby activities, Edge expects a mix of both shallow Frio and deeper Vicksburg wells will be drilled in this area. Drilling is expected to begin in second quarter of 1998 and the first well is expected to spud in May 1998.

BELCO TARGET AREA 2, Frio Trend and Yegua and Wilcox FormationS: (50% WI, 39.5% NRI, Operator: Edge)

     The Belco Project Area is located in Goliad, Bee and Victoria Counties, Texas where the Company controls 36,657 acres through lease or option. The primary exploration objectives for this project area, like the Nita/Austin Project Area and the Spartan Project Area, are the shallow Frio gas accumulations, with the secondary objectives being the deeper Yegua and Wilcox formations. The Company and its partner on this project area, Belco Oil & Gas Corp. ("Belco"), acquired a total of 44 square miles of proprietary 3-D seismic data. The Company drilled six wells in this project area in 1997 resulting in six discoveries and plans to drill in excess of ten additional wells in 1998.

BRANDON PROJECT AREA, Hockley, Pettus, Yegua, and Wilcox Formations: (50% WI, 38.5% NRI, Operator: Edge)

     The Brandon Project Area is an 80 square mile, proprietary 3-D seismic survey located in Live Oak and Duval Counties in South Texas. The Brandon area is located near Edge's successful Buckeye project area where the Company made 15 successful discoveries from 19 wells drilled during 1997. The Company expects the primary exploration objectives for this area to be shallow Hockley, Pettus and Yegua sands, and potentially some deeper Wilcox targets. Drilling is expected to begin in April 1998, and to continue throughout the year. Edge has approximately 49,334 gross acres under option in this project area.

BUCKEYE/CLAYTON/BEE COUNTY PROJECT AREAS, Hockley, Pettus, Yegua and Wilcox, Formations (50-100% WI, 37.5% - 81% NRI, Operator: Edge)

     The Buckeye Project/Clayton/Bee County Project Areas are located in Live Oak and Bee Counties, Texas adjacent to the Company's Tyler Project Area. The Company currently holds approximately 51224 gross acres under option or lease and has acquired an approximate 97 square mile 3-D seismic survey of the area. As with the Tyler Project Area, the exploration objectives for these project areas are the shallow zones of the Hockley, Pettus and Yegua formations and the deep zones of the expanded upper Wilcox formation. This area continues to be one of the Company's most active areas. The Company drilled 25 wells in this area during 1997, with 18 discoveries. The Company has expanded the target in this project area and has budgeted to drill at least 18 more wells in the area during 1998.

CAMERON PROJECT AREA, Jackson, Yegua and Wilcox Formations:  (50% WI, 37.5% NRI,
Operator: Edge)

     The Cameron Project Area is located in Webb and Duval Counties, Texas in the prolific structurally complex Wilcox trend and the highly stratigraphic Jackson, Yegua trend. The Company and a partner have underwritten approximately 325 square miles of non-proprietary 3-D seismic data in this project area. The Company has received the first phase of the data and expects most of the remaining data to come in throughout 1998. Although much of the acreage is held by production, Edge has budgeted to drill two shallow and two deeper prospects during 1998. The Company is entitled to 50% of any interests acquired by the Company and its partner in prospects developed in this project area.

EAST MCFADDIN PROJECT AREA, Frio Formation:  (20% WI, 16.5% NRI, Operator:
Pennzoil Company)

     The East McFaddin Project Area is located in Victoria County, Texas. In 1995, the Company obtained a 40% working interest in a 4,680 acre lease in the project area by agreeing to conduct and pay for a 3-D seismic survey of the project area. Subsequently, the Company expanded its leasehold acreage and purchased options for 1,760 acres. The Company then obtained a partner to fund an approximately 11 square mile 3-D seismic survey in exchange for 50% of the Company's 40% interest. Two successful wells and three dry holes have been drilled on this lease since acquisition of the 3-D seismic data.

ENCINITAS/KELSEY PROJECT AREA, Frio/Vicksburg Formations:  (22.5% WI, 19% NRI,
Operator: Texaco Inc. ("Texaco")

     The Encinitas/Kelsey Project Area is located in Brooks County, Texas in the geologically complex Frio/Vicksburg trend. The Company acquired 9,110 acres in this project area in December 1994 to re-develop the property. Upon acquisition of its interests in this project area, the Company undertook a comprehensive petrophysical study and a 32 square mile 3-D survey over the area which has resulted in the identification of numerous prospects. Four of these prospects were drilled between January and June 1996, resulting in four new field discoveries. During 1997, six of eight wells drilled were discoveries.
Although the survey is largely complete, the Company is currently reprocessing its 3-D seismic survey. Edge has budgeted to drill several additional shallow wells and possibly a Vicksburg prospect in 1998 and 1999.

EVEREST PROJECT AREA, Frio/Vicksburg Formations:  (5%-50% WI, 3.8% - 37.5% NRI,
Operator: Varies)

     The Everest Project Area is located in Starr and Hidalgo Counties, Texas in the prolific Frio/Vicksburg Formations. The Company and a partner licensed approximately 340 square miles of non-proprietary 3-D seismic data in this project area in August 1995 and June 1996. To date, the Company has identified 64 prospects in the shallow Frio trend, the deeper structurally complex Vicksburg trend, and in the relatively unexplored Eocene Trend. During 1996, eight of these prospects were drilled (five Frio prospects and three Vicksburg prospects), resulting in six new field discoveries, one field extension and one dry hole. During 1997, seven of 15 wells drilled were discoveries. The Company has budgeted to drill up to nine additional wells during 1998.

HIAWATHA PROJECT AREA, Pettus and Yegua Formations:  (50% WI, 36.4% NRI,
Operator: Edge)

     The Hiawatha Project Area is located in Duval County, Texas. The Company has leased 15,514 acres in this project area. The Company has drilled 13 wells resulting in seven producers in this project area and has budgeted to drill two additional wells in 1998. This project area is substantially developed and the Company does not expect a significant amount of drilling activity in this area in the future.

NITA/AUSTIN PROJECT AREA:  (0-91% WI, average of 60% NRI, Operator: Varies)

Nita/Austin Project Area: Wilcox Formation. The Nita/Austin Project Area is located in Goliad County, Texas. The Company has identified and drilled two large Wilcox prospects in this project area. The first of these prospects resulted in a discovery by the Company called the Bego Field. An initial test well drilled in 1991 based on 2-D seismic data resulted in a new field discovery. A second well in the Bego Field was drilled in 1994 and experienced mechanical failure and was plugged. In early 1995 the Company acquired a 42 square mile 3-D seismic survey covering this project area. A third Bego Field well was drilled in 1995 using the 3-D seismic data.

     Both Texaco and TransTexas Gas Corporation ("Trans Texas") have had significant discoveries on Edge generated prospects in the area. Texaco drilled the Simmons #1, which was a significant discovery, and is currently drilling two additional wells along the same fault line and is expected to drill a fourth. Edge has a 2.3% working interest and a 18.75% back-in working interest after payout in these wells.

     TransTexas has drilled a series of successful wells along the same fault. The Strong Nos. 1, 2 and 3 are currently producing at a combined 10-15 MMcf/d and TransTexas is preparing to complete the Strong No. 4 which is expected to be on production early in the second quarter of 1998. Edge has a 2.8% back-in working interest after payout in the Strong No. 1 and 2 and a proportionally reduced 2.8% working interest in the Strong No. 3 And 4. TransTexas has also drilled the successful Bego No. 1 well which is currently producing at a rate of 7MMcf/d. Edge has a 16% working interest and a 17.5% back-in working interest after payout in the Bego No.1 well.

     The Company continues to work the seismic data in this area and expects during 1998 to uncover more deep leads as well as additional shallow plays.
Edge anticipates retaining a larger interest in any additional deep prospects it develops.

Nita/Austin Project Area: Shallow Frio Trend. In mid-1995, the Company, through its analysis of the Nita/Austin 3-D seismic survey, identified 26 prospects in the shallow Frio trend. From mid-1995 to the end of 1997, 23 of these prospects were drilled, resulting in 17 discoveries. The Company has an approximate average 80% working interest and an approximate average 60% net revenue interest in the properties in the shallow Frio trend portion of this project area. The Company has budgeted to drill up to two additional wells during 1998.

PICASSO PROJECT AREA:  (50% WI, 37.5% NRI, Operator: Edge)

     The Picasso Project Area is located in Brooks and Jim Well Counties, Texas. A proprietary 95 square mile 3-D seismic survey is expected to be received in the third quarter of 1998 and results are expected to be available during the second half of 1998, from which the Company has budgeted to drill the first well in the area during the fourth quarter of 1998.

SPARTAN/SPARTAN EXTENSION PROJECT AREAS, Frio/Vicksburg Formation: (50% WI, 39.5% NRI, Operator: Edge)

Spartan Project Area: The Spartan Project Area is a 23 square mile 3-D seismic project area located adjacent to the Nita/Austin Project Area in Goliad and Victoria Counties, Texas. The Company currently has approximately 6,224 gross acres under lease or option in this project area. The objective for this project area is primarily the shallow Frio/Vicksburg trend, with additional potential in the deeper Queen City and Wilcox formations. Drilling began in 1997 and as of December 31, 1997, 12 of 14 wells drilled have resulted in discoveries.

Spartan Extension Project Area: The Spartan Extension Project Area is a 52.6 square mile extension of the Spartan Project. The Company currently has approximately 11,234 gross acres under lease or option in this project area. As of December 31, 1997, six of 10 wells drilled have been discoveries with up to ten additional shallow wells budgeted for 1998. In addition, the Company is working to assemble several deep Wilcox prospects in this area.

SANTELLANA PROJECT AREA:  (100% WI, 75% NRI, Operator: Edge)

     The Santellana Project Area is located in Hidalgo County, Texas where the Company controls 2500 acres of shallow leasehold. The Company obtained 15 square miles of 3-D seismic data and certain leases effective December 1997 from Texaco in a property exchange. Edge has budgeted to drill at least three deeper Frio wells in this project area in 1998. The Company has reprocessed the seismic data obtained from Texaco and expects this reprocessing to uncover additional leads.

TYLER PROJECT AREA, Hockley, Pettus, Wilcox and Yegua Formations: (0%-100% WI, 0%-72% NRI, Operator: varies)

     The Tyler Project Area is located in Live Oak County, Texas where the Company currently has approximately 3,750 gross acres under lease. The Company's exploration objectives in this area are the deep, over-pressured zones of the expanded Upper Wilcox formation and the shallow zones of the Hockley, Pettus and Yegua formations. A 25 square mile proprietary 3-D seismic survey over the project area was acquired in 1994, from which an approximately 3,500 acre Wilcox prospect was identified. An initial well drilled on the project area in 1995 was temporarily abandoned for mechanical reasons, but the Company reentered and completed the well in 1996. One deep prospect was drilled in 1997 and two additional wells are budgeted to be drilled in 1998. The Company has a 0.3% working interest and a 15.2% after payout working interest in these wells. In addition, in the shallow zones of the Hockley and Pettus formations, the Company has drilled and developed seven producing wells in 1996 and 1997 and has budgeted for two additional wells in 1998.

LOUISIANA

SOUTH LOUISIANA PROSPECT AREAS

     During 1997, Edge began to reassert itself in South Louisiana where the Company had been historically active and has had prior exploratory successes. Early in its history, the Company developed and sold a number of South Louisiana exploration prospects including a prospect that became the South Maurice Field, a field that has produced over 100 Bcfe since its discovery in 1987.

GENESIS PROJECT AREA:  (27.5%-100% WI, 20%-78% NRI, Operator: Varies)

     In the fourth quarter of 1997, the Company acquired from Seitel Inc. an interest in a 167 square mile 3-D spec survey in Lafayette Parish near its South Maurice Field. The South Maurice Field was an Edge generated prospect and the Company's largest discovery to date. The Company has acquired acreage and plans to spud a development well in April 1998 based on the new 3-D seismic data. The Company is planning to develop prospects in this area and to sell down its interest to selective industry partners to lower its overall risk in this project area. The Company has leased and sold two high-potential high-risk deep prospects which are budgeted to be drilled in 1998. The Company retained a 27.5% working interest in these two prospects. In addition, evaluation of the data has resulted in a number of potential leads for prospects that could result in long term activity in this area. Based on the results of the initial survey, the Company will participated in an adjacent 247 square mile survey.

NODOSARIA EMBAYMENT PROJECT AREA:  (100% WI, 75%NRI, Operator: Edge)

  The Company is currently permitting a proposed 139 square mile proprietary 3-D data shoot in South Louisiana. The Company plans to selectively seek a partner on a promoted basis to share the cost and risk associated with this project. Based on the surrounding exploration activities, Edge expects the project area to have a mix of shallow and deep prospect potential. Drilling is expected to begin in late 1998 or early 1999.

SOUTH MERMENTAU FIELD:  (15.8% WI, 10.4% - 11.3% NRI, Operator: Cody Energy
Inc.)

     The South Mermentau Field is located in Acadia Parish, Louisiana. The Company discovered a natural gas reservoir in this field by drilling an initial exploration well in 1991. A total of three successful wells have been drilled by the Company on this field since its initial discovery.

MISSISSIPPI

QUITO PROSPECT, Cotton Valley and Smackover Formations:  (20% WI, 15% NRI,
Operator: Louis Dryfus)

     The Quito Prospect is located in Wayne County, Mississippi, where the Company currently holds approximately 2,760 acres under lease. The Company identified the prospect using 2-D seismic data and acquired 3-D seismic data in November 1996 to better delineate the prospect. The Company will begin development of this project area in 1998 and expects the first well to be drilled by the second quarter of 1998.

INVESTMENT IN FRONTERA RESOURCES CORPORATION

     In August 1997, the Company acquired 15,171 shares of Series D Preferred Stock of Frontera Resources Corporation ("Frontera") that are convertible into approximately 10% of the fully diluted outstanding shares of common stock of Frontera (excluding employee stock options). The Company paid $3.6 million for these shares. Frontera is a privately held international energy company based in Houston, Texas, that is seeking to develop upstream and downstream energy projects in emerging international markets. Frontera is one of the first western companies to invest in oil and natural gas rights in the former Soviet Republic of Georgia and has entered into a production sharing contract and refinery study with Saknavtobi, the Georgian state oil company, covering acreage in the Dura Basin in Block 12, eastern Georgia. In addition, Frontera is pursuing projects in Azerbaijan and Bolivia. In July, 1997, Frontera announced a strategic alliance with Baker Hughes Solutions, a subsidiary of Baker Hughes Incorporated, with a view to developing oil and natural gas exploration and development opportunities in the onshore Jura Basin of Azerbaijan. In connection with the Frontera investment, Frontera elected James D. Calaway to serve as a member of its board of directors. There can be no assurance as to the results of any of Frontera's projects.

MARKETING

     The Company's production is marketed to third parties consistent with industry practices. Typically, oil is sold at the well-head at field-posted prices and natural gas is sold under contract at a negotiated price based upon factors normally considered in the industry, such as distance from the well to the pipeline, well pressure, estimated reserves, quality of natural gas and prevailing supply/demand conditions.

     The Company's marketing objective is to receive the highest possible wellhead price for its product. The Company is aided by the presence of multiple outlets near its production on the Gulf Coast. The Company takes an active role in determining the available pipeline alternatives for each property based upon historical pricing, capacity, pressure, market relationships, seasonal variances and long-term viability.

     There are a variety of factors which affect the market for oil and natural gas, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulations on oil and natural gas production and sales. The Company has not experienced any difficulties in marketing its oil and natural gas. The oil and natural gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual customers.

     The Company markets its own production where feasible with a combination of market-sensitive pricing and forward-fixed pricing. Forward pricing is utilized to take advantage of anomalies in the futures market and to hedge a portion of the Company's production at prices exceeding forecast. All of such hedging transactions provide for financial rather than physical settlement. See ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--General Overview."

     Despite the measures taken by the Company to attempt to control price risk, the Company remains subject to price fluctuations for natural gas sold in the spot market due primarily to seasonality of demand and other factors beyond the Company's control. Domestic oil prices generally follow worldwide oil prices, which are subject to price fluctuations resulting from changes in world supply and demand. The Company continues to evaluate the potential for reducing these risks by entering into, and expects to enter into, additional hedge transactions in future years. In addition, the Company may also close out any portion of hedges that may exist from time to time as determined to be appropriate by management. Effective October 1, 1997, and continuing through January 31, 1998, the Company had in place a natural gas commodity collar with a financial institution covering 5,000 MMbtus per day, or approximately 30% of the Company's daily production. Prices received float between a floor price of $2.50 per MMbtu and a cap price of $3.15 per MMbtu, (delivered price basis, Houston Ship Channel), with settlement for each calendar month occurring five business days following the publishing of the Inside F.E.R.C. Gas Marketing Report. Included within natural gas revenues for the year ended December 31, 1997 was $33,150 representing a net settlement gain from current collar activity. Subsequent to December 31, 1997, the Company has entered into two additional collar arrangements with a financial institution that begin February 1, 1998 and April 1, 1998, respectively, and expire on April 30, 1998 and June 30, 1998, respectively. These collar arrangements cover 5,000 MMbtus per day with floating floor and ceiling prices ranging between $2.15 and $2.75 per MMbtu. There was no material hedging activity during the years ended December 31, 1996 and 1995.

COMPETITION

     The Company encounters competition from other oil and natural gas companies in all areas of its operations, including the acquisition of exploratory prospects and proven properties. The Company's competitors include major integrated oil and natural gas companies and numerous independent oil and natural gas companies, individuals and drilling and income programs. Many of its competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than the Company's and which, in many instances, have been engaged in the oil and natural gas business for a much longer time than the Company. Such companies may be able to pay more for exploratory prospects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company's financial or human resources permit. In addition, such companies may be able to expend greater resources on the existing and changing technologies that the Company believes are and will be increasingly important to the current and future success of oil and natural gas companies. The Company's ability to explore for oil and natural gas prospects and to acquire additional properties in the future will be dependent upon its ability to conduct its operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. The Company believes that its technological expertise, its exploration, land, drilling and production capabilities and the experience of its management generally enable it to compete effectively. Many of the Company's competitors, however, have financial resources and exploration and development budgets that are substantially greater than those of the Company, which may adversely affect the Company's ability to compete with these companies.

INDUSTRY REGULATIONS

     The availability of a ready market for oil and natural gas production depends upon numerous factors beyond the Company's control. These factors include regulation of oil and natural gas production, federal and state regulations governing environmental quality and pollution control, state limits on allowable rates of production by well or proration unit, the amount of oil and natural gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. For example, a productive natural gas well may be "shut-in" because of an oversupply of natural gas or lack of an available natural gas pipeline in the areas in which the Company may conduct operations. State and federal regulations generally are intended to prevent waste of oil and natural gas, protect rights to produce oil and natural gas between owners in a common reservoir, control the amount of oil and natural gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies. The Company is also subject to changing and extensive tax laws, the effects of which cannot be predicted. The following discussion summarizes the regulation of the United States oil and natural gas industry. The Company believes that it is in substantial compliance with the various statutes, rules, regulations and governmental orders to which the Company's operations may be subject, although there can be no assurance that this is or will remain the case. Moreover, such statutes, rules, regulations and government orders may be changed or reinterpreted from time to time in response to economic or political conditions, and there can be no assurance that such changes or reinterpretations will not materially adversely affect the Company's results of operations and financial condition. The following discussion is not intended to constitute a complete discussion of the various statutes, rules, regulations and governmental orders to which the Company's operations may be subject.

     Regulation of Oil and Natural Gas Exploration and Production. The Company's operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with operations. The Company's operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells that may be drilled in and the unitization or pooling of oil and natural gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely primarily or exclusively on voluntary pooling of lands and leases. In areas where pooling is voluntary, it may be more difficult to form units, and therefore more difficult to develop a project if the operator owns less than 100% of the leasehold. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The effect of these regulations may limit the amount of oil and natural gas the Company can produce from its wells and may limit the number of wells or the locations at which the Company can drill. For example, during August 1997, the Texas Railroad Commission curtailed production on the Company's Wheeler property resulting in lost production of approximately 605 MMcfe as of December 31, 1997, based on historical production rates at the time of curtailment. Production is expected to resume in late 1998 or early 1999. The regulatory burden on the oil and natural gas industry increases the Company's costs of doing business and, consequently, affects its profitability. Inasmuch as such laws and regulations are frequently expanded, amended and reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

     Regulation of Sales and Transportation of Natural Gas. Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 (the "NGPA") and the regulations promulgated thereunder by the Federal Energy Regulatory Commission (the "FERC"). Maximum selling prices of certain categories of natural gas sold in "first sales," whether sold in interstate or intrastate commerce, were regulated pursuant to the NGPA. The Natural Gas Wellhead Decontrol Act (the "Decontrol Act") removed, as of not later than January 1, 1993, all remaining federal price controls from natural gas sold in "first sales." The FERC's jurisdiction over natural gas transportation was unaffected by the Decontrol Act. Although sales by producers, such as the Company, of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at market prices, Congress could reenact price controls in the future.

     The Company's sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation are subject to extensive regulation. In recent years, the FERC has undertaken various initiatives to increase competition within the natural gas industry. As a result of initiatives like FERC Order 636, issued in April 1992, the interstate natural gas transportation and marketing system has been substantially restructured to remove various barriers and practices that historically limited non-pipeline natural gas sellers, including producers, from effectively competing with interstate pipelines for sales to local distribution companies and large industrial and commercial customers. The most significant provisions of Order No. 636 require that interstate pipelines provide transportation separate or "unbundled" from their sales service, and require that pipelines provide firm and interruptible transportation service on an open access basis that is equal for all natural gas supplies. In many instances, the result has been to substantially reduce or eliminate the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation services.

     The FERC has announced several important transportation-related policy statements and proposed rule changes, including a statement of policy and a request for comments concerning alternatives to its traditional cost-of-service rate-making methodology to establish the rates interstate pipelines may charge for their services. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative. In February 1997, the FERC announced a broad inquiry into issues facing the natural gas industry to assist the FERC in establishing regulatory goals and priorities in the post-Order No. 636 environment. Similarly, the Texas Railroad Commission has been reviewing changes to its regulations governing transportation and gathering services provided by intrastate pipelines and gatherers and recently implemented a code of conduct intended to prevent undue discrimination by intrastate pipelines and gatherers in favor of their marketing affiliates. Although the changes being considered by these federal and state regulators would affect the Company only indirectly, they are intended to further enhance competition in natural gas markets.

     The Company owns certain natural gas pipelines that it believes meet the standards the FERC has used to establish a pipeline's status as a gatherer not subject to FERC jurisdiction under the NGA. State regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, nondiscriminatory take requirements, but does not generally entail rate regulation. Natural gas gathering may receive greater regulatory scrutiny at both state and federal levels in the post-Order No. 636 environment.

     The Company cannot predict what further action the FERC or state regulators will take on these matters; however, the Company does not believe that it will be affected by any action taken materially differently than other natural gas producers with which it competes.

     Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC, state commissions and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

     Oil Price Controls and Transportation Rates. Sales of crude oil, condensate and gas liquids by the Company are not currently regulated and are made at market prices. The price the Company receives from the sale of these products may be affected by the cost of transporting the products to market. Effective January 1995, the FERC implemented regulations establishing an indexing system under which oil pipelines will be able to change their transportation rates, subject to prescribed ceiling limits. The indexing system generally indexes such rates to inflation, subject to certain conditions and limitations. The Company is not able at this time to predict the effects of these regulations, if any, on the transportation costs associated with oil production from the Company's oil producing operations.

     Environmental Regulations. The Company's operations are subject to numerous federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands within wilderness, wetlands and other protected areas, require remedial measures to mitigate pollution from former operations, such as pit closure and plugging abandoned wells, and impose substantial liabilities for pollution resulting from production and drilling operations. Public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stricter environmental legislation and regulations applied to the oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly waste handling, disposal and cleanup requirements, the business and prospects of the Company could be adversely affected.

     The Company generates wastes that may be subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The U.S. Environmental Protection Agency ("EPA") and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous wastes. Furthermore, certain wastes generated by the Company's oil and natural gas operations that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes," and therefore be subject to more rigorous and costly operating and disposal requirements.

     The Company currently owns or leases numerous properties that for many years have been used for the exploration and production of oil and natural gas. Although the Company believes that it has used good operating and waste disposal practices, prior owners and operators of these properties may not have used similar practices, and hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under the Company's control. These properties and the wastes disposed thereon may be subject to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), RCRA and analogous state laws as well as state laws governing the management of oil and natural gas wastes. Under such laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

     The Company's operations may be subject to the Clean Air Act ("CAA") and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from the operations of the Company. The EPA and states have been developing regulations to implement these requirements. The Company may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues. However, the Company does not believe its operations will be materially adversely affected by any such requirements.

     Federal regulations require certain owners or operators of facilities that store or otherwise handle oil, such as the Company, to prepare and implement spill prevention, control, countermeasure ("SPCC") and response plans relating to the possible discharge of oil into surface waters. The Company has acknowledged the need for SPCC plans at certain of its properties and believes that it will be able to develop and implement these plans in the near future. The Oil Pollution Act of 1990, ("OPA") contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. The OPA subjects owners of facilities to strict joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. The OPA also requires owners and operators of offshore facilities that could be the source of an oil spill into federal or state waters, including wetlands, to post a bond, letter of credit or other form of financial assurance in amounts ranging from $10 million in specified state waters to $35 million in federal outer continental shelf waters to cover costs that could be incurred by governmental authorities in responding to an oil spill. Such financial assurances may be increased by as much as $150 million if a formal risk assessment indicates that the increase is warranted.
Noncompliance with OPA may result in varying civil and criminal penalties and liabilities. Operations of the Company are also subject to the federal Clean Water Act ("CWA") and analogous state laws. In accordance with the CWA, the state of Louisiana has issued regulations prohibiting discharges of produced water in state coastal waters effective July 1, 1997. Pursuant to other requirements of the CWA, the EPA has adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits, participate in a group permit or seek coverage under an EPA general permit. While certain of its properties may require permits for discharges of storm water runoff, the Company believes that it will be able to obtain, or be included under, such permits, where necessary, and make minor modifications to existing facilities and operations that would not have a material effect on the Company. Like OPA, the CWA and analogous state laws relating to the control of water pollution provide varying civil and criminal penalties and liabilities for releases of petroleum or its derivatives into surface waters or into the ground.

     CERCLA, also known as the "Superfund" law, and similar state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

     The Company also is subject to a variety of federal, state and local permitting and registration requirements relating to protection of the environment. Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse effect on the Company.

OPERATING HAZARDS AND INSURANCE

     The oil and natural gas business involves a variety of operating risks, including the risk of fire, explosion, blow-out, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, natural gas leaks, ruptures and discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations.

     In accordance with customary industry practice, the Company maintains insurance against some, but not all, of the risks described above. The Company's insurance does not cover business interruption or protect against loss of revenues. There can be no assurance that any insurance obtained by the Company will be adequate to cover any losses or liabilities. The Company cannot predict the continued availability of insurance or the availability of insurance at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect the Company's financial condition and operations.

TITLE TO PROPERTIES

     The Company believes it has satisfactory title to all of its producing properties in accordance with standards generally accepted in the oil and natural gas industry. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which the Company believes do not materially interfere with the use of or affect the value of such properties. As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition (other than a preliminary review of local records). Investigations, including a title opinion of local counsel, are made before commencement of drilling operations.

EMPLOYEES

     At December 31, 1997, the Company had 43 full-time employees, primarily professionals, including ten geologists/geophysicists, four geo-technicians, three landmen and two engineers. The Company believes that its relationships with its employees are good. None of the Company's employees are covered by a collective bargaining agreement. From time to time, the Company utilizes the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well site surveillance, permitting and environmental assessment. Field and on-site production operation services, such as pumping, maintenance, dispatching, inspection and testing, are generally provided by independent contractors.

OFFICE AND EQUIPMENT

     The Company maintains its executive offices at Texaco Heritage Plaza, 1111 Bagby, Suite 2100, Houston, Texas. During 1997 the Company entered into a lease, expiring February 3, 2003, for these offices covering 28,206 square feet of office space.

FORWARD LOOKING INFORMATION AND RISK FACTORS

     Certain of the statements contained in all parts of this document (including the portion, if any, to which this Form 10-K is attached), including, but not limited to, those relating to the Company's drilling plans, its 3-D project portfolio, future G&A on per unit of production basis, increases in wells operated, future growth, effects of the Frontera investment, future exploration, future seismic data (including timing and results), expansion of operation, generation of additional prospects, additional reserves and reserve increases, enhancement of visualization and interpretation strengths, expansion and improvement of capabilities, new credit facilities, attraction of new members to the exploration team, new prospects and drilling locations, use of offering proceeds, future capital expenditures (or funding thereof), sufficiency of future working capital, borrowings and capital resources and liquidity, resumption of production from Wheeler Property wells, expectation or timing of reaching payout, effects of legal proceedings, drilling plans, including scheduled and budgeted wells, the number, timing or results of any wells, the plans for timing, interpretation and results of new or existing seismic surveys or seismic data, future production or reserves, future acquisition of leases, lease options or other land rights and any other statements regarding future operations, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts are forward looking statements. When used in this document, the words "budgeted," "anticipate," "estimate," "expect," "may," "project," "believe," "potential" and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, the Company's dependence on its key personnel, the Company's reliance on technological development and possible obsolescence of the technology currently used by the Company, significant capital requirements of the Company's exploration and development and technology development programs, the potential impact of government regulations, litigation and environmental matters, the Company's ability to manage its growth and achieve its business strategy, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks, risks of foreign operations and other factors detailed in this document and the Company's other filings with the Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

DEPENDENCE ON EXPLORATORY DRILLING ACTIVITIES

     The success of the Company will be materially dependent upon the continued success of its exploratory drilling program. Exploratory drilling involves numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs or delivery crews and the delivery of equipment. Although the Company believes that its use of 3-D seismic data and other advanced technology should increase the probability of success of its exploratory wells and should reduce average finding costs through elimination of prospects that might otherwise be drilled solely on the basis of 2-D seismic data and other traditional methods, exploratory drilling remains a speculative activity. Even when fully utilized and properly interpreted, 3-D seismic data and visualization techniques only assist geoscientists in identifying subsurface structures and do not allow the interpreter to know if hydrocarbons will in fact be present in such structures if they are drilled. In addition, the use of 3-D seismic data and such technologies requires greater pre-drilling expenditures than traditional drilling strategies and the Company could incur losses as a result of such expenditures. The Company's future drilling activities may not be successful and, if unsuccessful, such failure will have an adverse effect on the Company's future results of operations and financial condition. There can be no assurance that the Company's overall drilling success rate or its drilling success rate for activity within a particular project area will not decline.
The Company may choose not to acquire option and lease rights prior to acquiring seismic data and, in many cases, the Company may identify a prospect or drilling location before seeking option or lease rights in the prospect or location and in which prospects the Company may not have any option or lease rights.
Although the Company has identified or budgeted for numerous drilling prospects, there can be no assurance that such prospects will be leased or drilled (or drilled within the scheduled or budgeted time frame) or that natural gas or oil will be produced from any such identified prospects or any other prospects. Prospects may initially be identified through a number of methods, some of which do not include interpretation of 3-D or other seismic data. Wells that are currently included in the Company's capital budget may be based upon statistical results of drilling activities in other 3-D project areas that the Company believes are geologically similar, rather than on analysis of seismic or other data. Actual drilling and results are likely to vary from such statistical results and such variance may be material. Similarly, the Company's drilling schedule may vary from its capital budget. See ITEM 7.-- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- General Overview" and ITEMS 1 AND 2.--"BUSINESS AND PROPERTIES--SIGNIFICANT PROJECT AREAS."

VOLATILITY OF OIL AND NATURAL GAS PRICES

     The Company's revenues, profitability, future growth and ability to borrow funds or obtain additional capital, as well as the carrying value of its properties, are substantially dependent upon prevailing prices of oil and natural gas. Historically, the markets for oil and natural gas have been volatile, and such markets are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in the Middle East, the foreign supply of oil and natural gas, the price of foreign imports and overall economic conditions. It is impossible to predict future oil and natural gas price movements with certainty. Declines in oil and natural gas prices may materially adversely affect the Company's financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Lower oil and natural gas prices also may reduce the amount of oil and natural gas that the Company can produce economically. See ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--General" and ITEMS 1 AND 2.--"BUSINESS AND PROPERTIES--MARKETING."

     The Company periodically reviews the carrying value of its oil and natural gas properties under the full cost accounting rules of the Commission. Under these rules, capitalized costs of proved oil and natural gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%. Application of this "ceiling" test generally requires pricing future revenue at the unescalated prices in effect as of the end of each fiscal quarter and requires a write down for accounting purposes if the ceiling is exceeded, even if prices declined for only a short period of time. The Company may be required to write down the carrying value of its oil and natural gas properties when oil and natural gas prices are depressed or unusually volatile. If a write down is required, it would result in a charge to earnings and would not impact cash flow from operating activities.

     In order to reduce its exposure to short-term fluctuations in the price of natural gas, the Company periodically enters into hedging arrangements. The Company's hedging arrangements apply to only a portion of its production and provide only partial price protection against declines in natural gas prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden, unexpected event materially impacts oil or natural gas prices. In addition, the Company's hedging arrangements limit the benefit to the Company of increases in the price of natural gas. See ITEM 7.-- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--General" and ITEMS 1 AND 2.--"BUSINESS AND PROPERTIES--MARKETING."

RESERVE REPLACEMENT RISK

     In general, the volume of production from oil and natural gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent the Company acquires properties containing proved reserves or conducts successful exploration and development activities, or both, the proved reserves of the Company will decline as reserves are produced. The Company's future oil and natural gas production is, therefore, highly dependent upon its level of success in finding or acquiring additional reserves. The business of exploring for, developing or acquiring reserves is capital-intensive. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, the Company's ability to make the necessary capital investment to maintain or expand its asset base of oil and natural gas reserves would be impaired. As of December 31, 1997, the Company had participated in a substantial percentage of its wells as non-operator pursuant to various agreements. The failure of an operator of the Company's wells to adequately perform operations, or such operator's breach of the applicable agreements, could adversely impact the Company. In addition, there can be no assurance that the Company's future exploration, development and acquisition activities will result in additional proved reserves or that the Company will be able to drill productive wells at acceptable costs. See ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

OPERATING RISKS OF OIL AND NATURAL GAS OPERATIONS

     The oil and natural gas business involves certain operating hazards such as well blowouts, craterings, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pollution, releases of toxic gas and other environmental hazards and risks, any of which could result in substantial losses to the Company. The availability of a ready market for the Company's oil and natural gas production also depends on the proximity of reserves to, and the capacity of, oil and natural gas gathering systems, pipelines and trucking or terminal facilities. In addition, the Company may be liable for environmental damages caused by previous owners of property purchased and leased by the Company. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of the Company's properties. In accordance with customary industry practices, the Company maintains insurance against some, but not all, of such risks and losses. The Company does not carry business interruption insurance. The occurrence of an event not fully covered by insurance could have a material adverse effect on the financial condition and results of operations of the Company. See ITEMS 1 AND 2.--"BUSINESS AND PROPERTIES--OPERATING HAZARDS AND INSURANCE."

DEPENDENCE ON KEY PERSONNEL

     The Company depends to a large extent on the services of certain key management personnel, including its executive officers and other key employees, the loss of any of which could have a material adverse effect on the Company's operations. The Company does not maintain key-man life insurance with respect to any of its employees. The Company believes that its success is also dependent upon its ability to continue to employ and retain skilled technical personnel. See ITEMS 1 AND 2.--"BUSINESS AND PROPERTIES--Exploration Technology."

RELIANCE ON TECHNOLOGICAL DEVELOPMENT AND POSSIBLE TECHNOLOGICAL OBSOLESCENCE

     The Company's business is dependent upon utilization of changing technology. As a result, the Company's ability to adapt to evolving technologies, obtain new products and maintain technological advantages will be important to its future success. The Company believes that its ability to utilize state of the art technologies currently gives it an advantage over many of its competitors. This advantage, however, is based in part upon technologies developed by others, and the Company may not be able to maintain this advantage. As new technologies develop, the Company may be placed at a competitive disadvantage, and competitive pressures may force the Company to implement such new technologies at substantial cost. There can be no assurance that the Company will be able to successfully utilize, or expend the financial resources necessary to acquire, new technology, that others will not either achieve technological expertise comparable to or exceeding that of the Company or that others will not implement new technologies before the Company. One or more of the technologies currently utilized by the Company or implemented in the future may become obsolete. In such case, the Company's business, financial condition and results of operations could be materially adversely affected. If the Company is unable to utilize the most advanced commercially available technology, the Company's business, financial condition and results of operations could be materially and adversely affected. See ITEMS 1 AND 2.-- "BUSINESS AND PROPERTIES--Exploration Technology."

SIGNIFICANT CAPITAL REQUIREMENTS

     Due to its active exploration and development and technology development programs, the Company has experienced and expects to continue to experience substantial working capital needs. Additional financing may be required in the future to fund the Company's growth and developmental and exploratory drilling and continued technological development. No assurances can be given as to the availability or terms of any such additional financing that may be required or that financing will continue to be available under the existing or new credit facilities. In the event such capital resources are not available to the Company, its drilling and other activities may be curtailed. See ITEM 7.-- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources."

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

     Oil and natural gas operations are subject to various federal, state and local government regulations, which may be changed from time to time in response to economic or political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity in order to conserve supplies of oil and natural gas. In addition, the development, production, handling, storage, transportation and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations are subject to regulation under federal, state and local laws and regulations primarily relating to protection of human health and the environment. The Company is also subject to changing and extensive tax laws, the effects of which cannot be predicted. The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on the Company. See ITEMS 1 AND 2.--"BUSINESS AND PROPERTIES--INDUSTRY REGULATION."

ABILITY TO MANAGE GROWTH AND ACHIEVE BUSINESS STRATEGY

     The Company has experienced significant growth in the recent past through the expansion of its drilling program. The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's financial, technical, operational and administrative resources. As the Company enlarges the number of projects it is evaluating or in which it is participating, there will be additional demands on the Company's financial, technical, operational and administrative resources. The Company's ability to continue its growth will depend upon a number of factors, including its ability to identify and acquire new exploratory sites, its ability to develop existing sites, its ability to continue to retain and attract skilled personnel, the results of its drilling program, hydrocarbon prices, access to capital and other factors. There can be no assurance that the Company will be successful in achieving growth or any other aspect of its business strategy.

COMPETITION

     The Company encounters competition from other oil and natural gas companies in all areas of its operations, including the acquisition of exploratory prospects and proven properties. The Company's competitors include major integrated oil and natural gas companies and numerous independent oil and natural gas companies, individuals and drilling and income programs. Many of its competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than the Company's and which, in many instances, have been engaged in the oil and natural gas business for a much longer time than the Company. Such companies may be able to pay more for exploratory prospects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company's financial or human resources permit. In addition, such companies may be able to expend greater resources on the existing and changing technologies that the Company believes are and will be increasingly important to the current and future success of oil and natural gas companies. The Company's ability to explore for oil and natural gas prospects and to acquire additional properties in the future will be dependent upon its ability to conduct its operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. See ITEMS 1 AND 2.--"BUSINESS AND PROPERTIES--COMPETITION."

UNCERTAINTY OF RESERVE INFORMATION AND FUTURE NET REVENUE ESTIMATES

     There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values, including many factors beyond the control of the producer. The reserve data set forth in this report represent only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers but at different times may vary substantially and such reserve estimates may be subject to downward or upward adjustment based upon such factors. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates, and such variances may be material. In addition, the 10% discount factor, which is required by the Commission to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and natural gas industry in general. See ITEMS 1 AND 2.--"BUSINESS AND PROPERTIES--Oil and Natural Gas Reserves."

ACQUISITION RISKS

     The Company generally seeks to explore for oil and natural gas rather than to purchase producing properties. As a result, the Company's experience in the acquisition of such properties is limited. The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In connection with such an assessment, the Company performs a review of the subject properties that it believes to be generally consistent with industry practices, which generally includes on-site inspections and the review of reports filed with various regulatory entities. Such a review, however, will not reveal all existing or potential problems nor will it permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of such problems. There can be no assurances that any acquisition of property interests by the Company will be successful and, if unsuccessful, that such failure will not have an adverse effect on the Company's future results of operations and financial condition.

RISKS OF FOREIGN OPERATIONS

     The Company's investment in Frontera Resources Corporation and other foreign investments could expose it to risks related to overseas operations. Operations in foreign countries can be subject to a variety of local laws and regulations requiring qualifications, use of local labor, the provision of financial assurances or other restrictions and conditions on operations.
Foreign operations can also be subject to risks of war, civil disturbances, political instability, unenforceability of foreign contracts, problems in the relationship between a foreign country and the United States, fluctuations in currency exchange rates and governmental activities that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation.

YEAR 2000

     The Company has evaluated the impact of the year 2000 processing issues considering current financial and accounting, production, land and geological computer systems and software utilized by the Company. The Company is in the process of replacing its existing financial and accounting, production and land applications with software which is year 2000 compliant. Implementation is expected to be completed on or before June 30, 1998 at a total cost of approximately $200,000. The Company believes its geological systems and software are year 2000 compliant. The Company currently anticipates that it will not incur a material disruption of operations relating to year 2000 processing issues but there can be no assurance that the Company will not incur unexpected year 2000 costs or be adversely affected by year 2000 issues of its suppliers, customers and other entities.

ABSENCE OF DIVIDENDS ON COMMON STOCK

     The Company currently intends to retain any earnings for the future operation and development of its business and does not currently anticipate paying any dividends in the foreseeable future. Any future dividends also may be restricted by the Company's then-existing loan agreements. See ITEM 7.-- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources" and Note 3 to the Company's Consolidated Financial Statements.

MARKETABILITY OF PRODUCTION

     The marketability of the Company's production depends upon the availability and capacity of natural gas gathering systems, pipelines and processing facilities, and the unavailability or lack of capacity thereof could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. In addition, Federal and state regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand could adversely affect the Company's ability to produce and market its oil and natural gas on a profitable basis.

CERTAIN ANTI-TAKEOVER PROVISIONS

     The Company's Certificate of Incorporation and Bylaws and the Delaware General Corporation Law contain provisions that may have the effect of delaying, deferring or preventing a change of control of the Company. These provisions, among other things, provide for a classified Board of Directors with staggered terms, restrict the ability of stockholders to take action by written consent and authorize the Board of Directors to set the terms of Preferred Stock.

CERTAIN DEFINITIONS

     The definitions set forth below shall apply to the indicated terms as used in this Form 10-K. All volumes of natural gas referred to herein are stated at the legal pressure base of the state or area where the reserves exist and at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple.

  After payout. With respect to an oil or natural gas interest in a property, refers to the time period after which the costs to drill and equip a well have been recovered.

  Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

  Bbls/d.  Stock tank barrels per day.

  Bcf.  Billion cubic feet.

  Bcfe. Billion cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

  Before payout. With respect to an oil and natural gas interest in a property, refers to the time period before which the costs to drill and equip a well have been recovered.

  Completion. The installation of permanent equipment for the production of oil or natural gas or, in the case of a dry hole, the reporting of abandonment to the appropriate agency.

  Developed acreage. The number of acres which are allocated or assignable to producing wells or wells capable of production.

  Development well. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

  Dry hole or well. A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed oil and natural gas operating expenses and taxes.

  Exploratory well. A well drilled to find and produce oil or natural gas reserves not classified as proved, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir or to extend a known reservoir.

  Farm-in or farm-out. An agreement whereunder the owner of a working interest in an oil and natural gas lease assigns the working interest or a portion thereof to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty and/or reversionary interest in the lease. The interest received by an assignee is a "farm-in" while the interest transferred by the assignor is a "farm-out."

  Field. An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

  Finding costs. Costs associated with acquiring and developing proved oil and natural gas reserves which are capitalized by the Company pursuant to generally accepted accounting principles, including all costs involved in acquiring acreage, geological and geophysical work and the cost of drilling and completing wells, excluding those costs attributable to unproved undeveloped property.

  Gross acres or gross wells. The total acres or wells, as the case may be, in which a working interest is owned.

  MBbls.  One thousand barrels of crude oil or other liquid hydrocarbons.

  Mcf.  One thousand cubic feet.

  Mcf/d.  One thousand cubic feet per day.

  Mcfe. One thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids, which approximates the relative energy content of crude oil, condensate and natural gas liquids as compared to natural gas. Prices have historically been higher or substantially higher for crude oil than natural gas on an energy equivalent basis.

  MBbls.  One thousand barrels of crude oil or other liquid hydrocarbons.

  MMcf.  One million cubic feet.

  MMcfe. One million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids, which approximates the relative energy content of crude oil, condensate and natural gas liquids as compared to natural gas.

  Net acres or net wells. The sum of the fractional working interests owned in gross acres or gross wells.

  NRI or Net Revenue Interests. The share of production after satisfaction of all royalty, overriding royalty, oil payments and other nonoperating interests.

  Normally pressured reservoirs. Reservoirs with a formation-fluid pressure equivalent to 0.465 psi per foot of depth from the surface. For example, if the formation pressure is 4,650 psi at 10,000 feet, then the pressure is considered to be normal.

  Over-pressured reservoirs. Reservoirs subject to abnormally high pressure as a result of certain types of subsurface formations.

  Petrophysical study. Study of rock and fluid properties based on well log and core analysis.

  Present value. When used with respect to oil and natural gas reserves, the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect as of the date indicated, without giving effect to nonproperty-related expenses such as general and administrative expenses, debt service and future income tax expense or to depletion, depreciation, and amortization, discounted using an annual discount rate of 10%.

  Productive well. A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceeds production expenses and taxes.

  Proved developed nonproducing reserves. Proved developed reserves expected to be recovered from zones behind casing in existing wells.

  Proved developed producing reserves. Proved developed reserves that are expected to be recovered from completion intervals currently open in existing wells and able to produce to market.

  Proved developed reserves. Proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods.

  Proved reserves. The estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

  Proved undeveloped location. A site on which a development well can be drilled consistent with spacing rules for purposes of recovering proved undeveloped reserves.

  Proved undeveloped reserves. Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

  Recompletion. The completion for production of an existing well bore in another formation from that in which the well has been previously completed.

  Reservoir. A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

  Royalty interest. An interest in an oil and natural gas property entitling the owner to a share of oil or natural gas production free of costs of production.

  3-D seismic. Advanced technology method of detecting accumulations of hydrocarbons identified through a three-dimensional picture of the subsurface created by the collection and measurement of the intensity and timing of sound waves transmitted into the earth as they reflect back to the surface.

  Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

  Working interest or WI. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production.

  Workover.  Operations on a producing well to restore or increase production.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time the Company is a party to various legal proceedings arising in the ordinary course of business. While the outcome of lawsuits cannot be predicted with certainty, management of the Company does not expect that the Company is currently a party to a proceeding that will have a materially adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K the following information is included in Part I of this Form 10-K.

JOHN E. CALAWAY has served as the Chief Executive Officer and Chairman of the Board of Directors of the Company (the "Board") since December 1996. He was a founder of the Company's predecessor corporations and served as the Chief Executive Officer and Chairman of the Board of such companies from 1986 until the Company's March 1997 initial public offering. Mr. John E. Calaway is also the Chairman of the Nominating Committee of the Board. Mr. John E. Calaway has more than 20 years of experience in the oil and natural gas exploration and production business. Mr. John E. Calaway is 40 years old.

JAMES D. CALAWAY has served as the President and as a director of the Company since December 1996 and prior thereto served as a director of the Company's corporate predecessor since April 1991. Mr. James D. Calaway is also a member of the Audit and Nominating Committees of the Board. From January 1994 to March 1997, he served as Special Advisor to the Company's corporate predecessor. From 1989 to January 1994, Mr. James D. Calaway was primarily engaged in the organization and capitalization of several high technology companies, including The Forefront Group, Inc. Prior thereto, he served as Vice President of Business Development for Space Industries International, Inc., a company he co-founded in 1982 that develops, fabricates, integrates and operates spacecraft and space flight equipment. Mr. James D. Calaway received a B.A. in Economics from the University of Texas and an M.A. in Politics, Philosophy and Economics from Oxford University. Mr. James D. Calaway is 40 years old. Mr John
E. Calaway and Mr. James D. Calaway are twin brothers.

MICHAEL G. LONG has served as Chief Financial Officer of the Company since December 1996. Mr. Long served as Vice President-Finance of W&T Offshore, Inc., an oil and natural gas exploration and production company, from July 1995 to December 1996. From May 1994 to July 1995, he served as Vice President of the Southwest Petroleum Division for Chase Manhattan Bank, N.A. Prior thereto, he served in various capacities with First National Bank of Chicago, most recently that of Vice President and Senior Corporate Banker of the Energy and Transportation Department, from March 1992 to May 1994. Mr. Long received a B.A. in Political Science and a M.S. in Economics from the University of Illinois. Mr. Long is 45 years old.

BRIAN C. BAUMLER has served as Controller of the Company since June 1997 and Treasurer since August 1997. From September 1988 to May 1997, Mr. Baumler was employed by Deloitte and Touche LLP, most recently as a Senior Manager of Audit Services. He is a Certified Public Accountant, a member of the American Institute of Certified Public Accounts, Texas Society of Certified Public Accountants and the Houston Chapter of Certified Public Accountants. He holds a B.B.A in Accounting from the University of Northern Iowa. Mr. Baumler is 32 years old.

SIGNIFICANT EMPLOYEES

DAVID L. BLAKE has served as a Director of Exploration for the Company since March 1997 and prior thereto served as a geophysicist/geologist with the Company's predecessor corporation since July 1989. From 1984 to July 1989, he held the position of geophysicist for Mobil Exploration and Production Company. Mr. Blake holds a B.S. in Geophysics from Texas A&M University.

MARK J. GABRISCH has served as the Director of Land for the Company since March 1997. From November 1994 to March 1997, he served in a similar capacity with the Company's predecessor corporation. From 1985 to October 1994, he was a landman, most recently a Senior Landman, for Shell Oil Company. Mr. Gabrisch holds a B.S. in Petroleum Land Management from the University of Houston.

JOHN O. HASTINGS, JR has served as a Director of Exploration for the Company since March 1997 and prior thereto served in a similar capacity with the Company's predecessor corporation since February 1994. From 1984 to February 1994, he was an exploration geologist with Shell Oil Company, serving as Senior Geologist before his departure. Mr. Hastings holds a B.A. from Dartmouth in Earth Sciences and a M.S. in Geology from Texas A&M University.

JOHN O. TUGWELL has served as the Director of Engineering for the Company since March 1997 and prior thereto served as Senior Petroleum Engineer of the Company's predecessor corporation since May 1995. From 1986 to May 1995, he held various reservoir/production engineering positions with Shell Oil Company, most recently that of Senior Reservoir Engineer. Mr. Tugwell holds a B.S. in Petroleum Engineering from Louisiana State University. Mr. Tugwell is a registered Professional Engineer in the State of Texas.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          (a) As of March 20, 1998, the Company estimates there were approximately 191 beneficial holders of its Common Stock. The Company's Common Stock is listed on the NASDAQ National Market ("NASDAQ") and traded under the symbol "EPEX". As of March 20, 1998, the Company had 7,760,867 shares outstanding and its closing price on NASDAQ was $12.00 per share. The high and low bid prices for the Company's Common Stock during each quarter in the year ended December 31, 1997 were as follows:

                                 COMMON STOCK

                                           HIGH        LOW
                                           ----        ---
              QUARTER:
                First(1)...............   $19 3/8      $16
                Second.................    16 1/2       11 3/4
                Third..................    20           12 1/2
                Fourth.................    21 1/8       11

_______________
(1) The first date of trading of the Company's common stock was February 26, 1997.

     The Company has never paid a dividend, cash or otherwise and does not intend to in the foreseeable future. See ITEMS 1 AND 2.--BUSINESS AND PROPERTIES--"FORWARD LOOKING INFORAMTION AND RISK FACTORS--Absence of Dividends on Common Stock."

     In August and September of 1997, the Company sold an aggregate of 48,922 shares of Common Stock to a former employee pursuant to a stock option that had been previously granted by the Company's predecessor corporation and assumed by the Company in the Combination Transactions (as defined herein). These shares were sold for $2.04 per share in cash pursuant to the terms of such option. Such exercise was exempt from registration pursuant to Rule 701 promulgated under the Securities Act of 1933, as amended.

     (b)  Use of Proceeds.

          The Company's Registration Statements on Form S-1 (Registration Nos. 333-17267 and 333-22363), as amended, with respect to the initial public offering (the "Offering") of shares of Company's Common Stock was declared effective by the Securities and Exchange Commission on February 25, 1997. In the Offering, the Company sold 2,400,000 shares of Common Stock on March 3, 1997 and 360,000 shares of Common Stock on March 17, 1997 pursuant to the exercise of the underwriters' over-allotment option.

          The net proceeds to the Company from the Offering were $40 million. As of December 31, 1997, the Company has used such net proceeds as follows: (i) to repay $12.7 million of indebtedness, (ii) to make a $3.6 million investment in Frontera and capital expenditures of $19.9 million in the Company's drilling plans and its 3-D project portfolios and (iii) the remaining $3.8 million was used to acquire temporary investments. None of such payments were direct or indirect payments to directors or officers of the Company or their associates, to persons owning ten percent or more of any class of equity securities of the Company or to affiliates to the Company.

ITEM 6.  SELECTED FINACIAL DATA

     The following table sets forth selected financial data regarding the Company as of and for each of the periods indicated. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto, which follow:

                                                                                  Year Ended December 31,
                                                             -----------------------------------------------------------------
                                                             1997        1996 (3)       1995 (3)       1994 (3)       1993 (3)
                                                             ----        -------        --------       --------       --------
                                                                          (in thousands exccept per share amounts)
Statement of Operational Data:
   Oil and natural gas revenue                            $ 13,468        $ 7,719        $ 2,040        $ 1,994       $ 1,455
   Costs and expenses:
      Oil and natural gas operating expenses                 2,331          1,600            686            305           167
      Depletion, depreciation and amortization               2,876          1,613            813            593           441
      General and administrative                             4,641          2,753          2,484          2,026         1,734
      Unearned compensation expense                            513
                                                          --------        -------        -------        -------       -------
        Total operating expenses                            10,361          5,966          3,983          2,924         2,342
                                                          --------        -------        -------        -------       -------
   Operating income (loss)                                   3,107          1,753         (1,943)          (930)         (887)
   Interest expense                                           (183)          (859)          (315)          (385)         (635)
   Interest income                                             901
   Gain on sale of oil and gas property                                                    3,337          2,284           247
   Other income                                                               233
                                                          --------        -------        -------        -------       -------
   Income (loss) before income taxes
      and minority interest                                  3,825          1,127          1,079            969        (1,275)

   Income tax expense                                                        (394)          (397)          (292)
   Minority interest                                                         (433)          (576)          (543)          721
                                                          --------        -------        -------        -------       -------
   Net income (loss)                                      $  3,825        $   300        $   106        $   134       $  (554)
                                                          ========        =======        =======        =======       =======
   Pro forma basic income (loss) per share  (1)           $   0.53        $  0.06        $  0.02        $  0.03       $ (0.12)
   Pro forma diluted income (loss) per share (1)          $   0.52        $  0.06        $  0.02        $  0.03       $ (0.12)
   Pro forma basic weighted average number of
     shares outstanding (1)                                  7,275          4,701          4,701          4,701         4,701
   Pro forma diluted weighted average number of
     shares outstanding (1)                                  7,320          4,701          4,701          4,701         4,701
Statement of Cash Flow Data:
   EBITDA (2)                                             $  6,884        $ 3,166        $ 1,631        $ 1,404       $   522
   Capital expenditures                                     29,874         10,467          8,512          6,809         3,660
   Net cash (used in) provided by operating activities       4,145          2,278           (927)         1,404           522
   Net cash used in investing activities                   (31,177)        (5,651)        (1,154)          (722)       (1,081)
   Net cash provided by financing activities                29,266          4,716          1,932          6,809         3,660

                                                                                     As of December 31,
                                                             -----------------------------------------------------------------
                                                             1997        1996 (3)       1995 (3)       1994 (3)       1993 (3)
                                                             ----        -------        --------       --------       --------
                                                                                       (in thousands)
Balance Sheet Data:
   Working capital                                        $  7,627        $   690        $  (947)       $  (973)      $  (168)
   Property and equipment, net                              36,663         11,989          7,911          4,136         2,622
   Total assets                                             53,766         19,556          9,858          6,128         5,190
   Long-term debt including current maturities                             11,862          6,214          4,177         4,240
   Equity (deficit)                                         47,911           (373)          (658)          (749)         (871)

_______________
(1) Pro forma net income (loss) per share has been computed based on the net income (loss) shown above and assuming the 4,701,361 shares of Common Stock issued in connection with the Combination Transactions were outstanding for all periods prior to the Combination.

(2) EBITDA represents earnings before interest expense, income taxes, depletion, depreciation and amortization. Management of the Company believes that EBITDA may provide additional information about the Company's ability to meet its future requirements for debt service, capital expenditures and working capital. EBITDA is a financial measure commonly used in the oil and natural gas industry and should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Because EBITDA excludes some, but not all, items that affect net income this measure may vary among companies. The EBITDA data presented above may not be comparable to a similarly titled measure of other companies.

(3) The Combination (as defined herein) was accounted for as a reorganization of entities under common control. Accordingly, as of and for the four years in the period ended December 31, 1996, the consolidated accounts are presented using the historical costs and results of operations of the affiliated entities as if such entities had always been combined. Accordingly the consolidated financial statements include the accounts of Old Edge and the Joint Venture (as defined herein). The Joint Venture interests not owned by Old Edge is recorded as minority interest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following is a review of the Company's financial position and results of operations for the periods indicated. The Company's Consolidated Financial Statements and Supplementary Data and the related notes thereto contain detailed information that should be referred to in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL OVERVIEW

     The Company was organized as a Delaware corporation in August 1996 in connection with the Offering and the related combination of certain entities that held interests in Edge Joint Venture II (the "Joint Venture") and the acquisition of direct interests in the Joint Venture and in certain oil and natural gas properties also owned by the Joint Venture. In a series of transactions (the "Combination or Combination Transactions"), the Company acquired directly or indirectly 100% of the interests in the Joint Venture and the Calaway Interests (as defined herein) (collectively the "Combined Assets") by completing (i) a merger of Edge Petroleum Corporation, a Texas corporation ("Old Edge"), with and into a wholly owned subsidiary of the Company in which shareholders of Old Edge received shares of common stock and Old Edge became a wholly owned subsidiary of the Company; (ii) an exchange of shares of the Company's common stock for the general and limited partner interests in Edge Group II Limited Partnership and the limited partner interests in Gulfedge Limited Partnership; (iii) an acquisition of interests in certain oil and natural gas properties held by Mr. James C. Calaway (the "Calaway Interests") in exchange for shares of the Company's common stock; and (iv) a purchase of Edge Group Partnership's interest in the Joint Venture in exchange for shares of the Company's common stock. The Company issued an aggregate of 4,701,361 shares of common stock in the Combination.

     In March 1997, the Company completed the Offering of 2,760,000 shares of its common stock at a public offering price of $16.50 per share. The Offering provided the Company with proceeds of approximately $40 million, net of expenses.

     The Company began operations in 1983 and until 1992 generated exploratory drilling prospects based on 2-D seismic data for sale to other exploration and production companies. During 1992, as a result of the advent of economic onshore 3-D seismic surveys and the improvement and increased affordability of data interpretation technologies, the Company changed its strategy to emphasize exploration based upon the use of 3-D seismic data. From 1992 to 1995, the Company reduced its inventory of 2-D based prospects, began limited drilling for its own account and began developing prospects based on 3-D seismic data. Since early 1995, the Company has almost exclusively drilled prospects generated from 3-D seismic data, while accelerating its drilling activity and increasing its working interests in new project areas primarily in South Texas and Louisiana.

     The Company uses the full-cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain general and administrative costs that are directly attributable to the Company's acquisition, exploration and development activities, are capitalized in a "full-cost pool" as incurred. The Company records depletion of its full-cost pool using the unit of production method. Investments in unproved properties are not subject to amortization until the proved reserves associated with the projects can be determined or until impaired. To the extent that capitalized costs subject to amortization in the full-cost pool (net of depletion, depreciation and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to operations. Once incurred, an impairment of oil and natural gas properties is not reversible at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with the Company's quarterly filings with the Commission. During the three years ended December 31, 1997, no impairments of the Company's oil and natural gas properties were deemed necessary.

     Pursuant to the Combination Transactions, the owners of the Combined Assets received all revenues attributable to production and are responsible for all incurred expenses related to the Combined Assets for all periods prior to March 3, 1997. Effective with the Combination (which was contemporaneous with the closing of the Offering), the Company is entitled to receive all revenues and is responsible for all expenses related to the Combined Assets on and after March 3, 1997.

     The Joint Venture was not a tax paying entity, and the applicable taxes for all periods prior to the Combination (March 3, 1997) are directly taxable to the individual affiliate owners of the Joint Venture.

     The Company's revenues, profitability, future growth and ability to borrow funds or obtain additional capital, and the carrying value of its properties, are substantially dependent on prevailing prices of oil and natural gas. It is impossible to predict future oil and natural gas price movements with certainty. Declines in prices received for oil and natural gas may have an adverse affect on the Company's financial condition, liquidity, ability to finance capital expenditures and results of operations. Lower prices may also impact the amount of reserves that can be produced economically by the Company.

     Due to the instability of oil and natural gas prices, the Company has entered into, from time to time, price risk management transactions (e.g., swaps and collars) for a portion of its natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits the benefit to the Company of increases in the price of natural gas it also limits the downside risk of adverse price movements. The Company's hedging arrangements apply to only a portion of its production and provide only partial price protection against declines in natural gas prices and limits potential gains from future increases in prices. The Company accounts for these transactions as hedging activities and, accordingly, gains and losses are included in oil and natural gas revenues during the period the hedged transactions occur. Effective October 1, 1997, and continuing through January 31, 1998, the Company had in place a natural gas commodity collar with a financial institution covering 5,000 MMbtus per day, or approximately 30% of the Company's daily production. Prices received float between a floor price of $2.50 per MMbtu and a cap price of $3.15 per MMbtu, (delivered price basis, Houston Ship Channel), with settlement for each calendar month occurring five business days following the publishing of the Inside F.E.R.C. Gas Marketing Report. Total natural gas production marketed under this arrangement was 460,000 MMbtu for the year ended December 31, 1997. Included within natural gas revenues for the year ended December 31, 1997 was $33,150 representing a net gain from current collar activity. Subsequent to December 31, 1997, the Company has entered into two additional collar arrangements with a financial institution that begin February 1, 1998 and April 1, 1998, respectively, and expire on April 30, 1998 and June 30, 1998, respectively. These collar arrangements cover 5,000 MMbtus per day with floating floor and ceiling prices ranging between $2.15 and $2.75 per MMbtu. There was no material hedging activity during the years ended December 31, 1996 and 1995.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

Revenue and Production

     Oil and natural gas revenues increased 74% from $7.7 million in 1996 to $13.5 million in 1997. Production volumes for oil increased 52% from 109,225 Bbls in 1996 to 165,640 Bbls in 1997. The increase in oil production increased revenues by approximately $1.1 million, which was partially offset by an 11% decrease in average oil prices that reduced revenues by approximately $348,000. Production volumes for natural gas increased 86% from 2,316,105 Mcf in 1996 to 4,298,859 Mcf in 1997. The increase in natural gas production increased revenues by approximately $4.8 million. A 2% increase in average natural gas prices increased revenues by approximately $170,000. The overall net increase in oil and natural gas production was due to 75 new gross, (29.89 net), producing exploratory and development wells drilled and completed since December 31, 1996 partially offset by normal production declines from existing wells. During the year ended December 31, 1997 the Company marketed its natural gas produced from a certain gas field under the terms of fixed price natural gas contracts. The terms of these contracts required no minimum volume commitment and provided incremental pricing based on certain levels of production. Total production during 1997 (net to the Company's interest), marketed under these agreements was approximately 1.4 Bcf. Prices received for production marketed under these agreements averaged $2.25 per Mcf for the year ended December 31, 1997. No such contracts existed during 1996. Included within natural gas revenues for the year ended December 31, 1997 was $33,150 representing a net gain from current collar activity. The collar settlements increased the effective average natural gas prices by $0.01 per Mcf for the year ended December 31, 1997.

          The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the years ended December 31, 1997 and 1996.


                                                                       1997 Period Compared
                                           December 31,                   to 1996 Period
                                        ------------------------     ----------------------------
                                                                       Increase        % Increase
                                           1997           1996         (Decrease)     (Decrease)
                                           ----           ----         ---------      ----------
Production volumes:
   Oil and condensate (Bbls)               165,640       109,225          56,415        52 %
   Natural gas (Mcf)                     4,298,859     2,316,105       1,982,754        86 %
Average sales prices:
   Oil and condensate ($ per Bbl)      $     17.21    $    19.31      $    (2.10)      (11)%
   Natural gas ($ per Mcf)                    2.47          2.42            0.05         2 %
Operating revenues:
   Oil and condensate                  $ 2,850,600    $2,108,729      $  741,871        35 %
   Natural gas                          10,617,442     5,610,749       5,006,693        89 %
                                       -----------    ----------      ----------
Total                                  $13,468,042    $7,719,478      $5,748,564        74 %
                                       ===========    ==========      ==========

COSTS AND OPERATING EXPENSES

     Oil and natural gas operating expenses increased 46% from $1.6 million in 1996 to $2.3 million in 1997 due to increased production generated from new oil and natural gas wells drilled and completed in 1997. Oil and natural gas operating expenses on a unit of production basis were $0.44 per Mcfe and $0.54 Mcfe for the years ended December 31, 1997 and 1996, respectively. The decrease on a unit of production basis is primarily attributable to the disproportionate increase in natural gas production during 1997, which has a lower average production cost per Mcfe compared to oil.

     Depletion, depreciation and amortization expense ("DD&A") increased 78% from $1.6 million in 1996 to $2.9 million in 1997. Included within DD&A for the years ended December 31, 1996 and 1997 was $1.35 million and $2.49 million, respectively, representing depletion expense of oil and natural gas properties. The increase in depletion expense was primarily due to increased oil and natural gas production, which increased depletion expense by approximately $1.1 million. A 4% increase in the overall depletion rate increased depletion expense by approximately $70,000. The increase in depletion rate was primarily due to an increase in future development cost for proved undeveloped oil and natural gas properties of approximately $5 million and a 6.3 Bcfe downward revision to prior year oil and natural gas reserve volume estimates. Depletion on a unit of production basis for the years ended December 31, 1997 and 1996 was $0.47 per Mcfe and $0.45 per Mcfe, respectively. The remaining increase in DD&A was due primarily to depreciation of new computer hardware and software and office furniture purchased since December 31, 1996, which was partially offset by decreased amortization of deferred loan costs.

     General and administrative expense ("G&A") increased 69% from $2.8 million in 1996 to $4.6 million in 1997. This increase was attributable to additional administrative staffing and the hiring of additional employees to support the Company's increased level of exploration activities, 3-D project generation and other activities. Included as a reduction in G&A for the years ended December 31, 1997 and 1996, was approximately $802,000 and $339,000, respectively, of overhead reimbursements and management fees received from various management, operating and seismic agreements. General and administrative expenses on a unit of production basis for the years ended December 31, 1997 and 1996 were $0.88
per Mcfe and $0.93 per Mcfe, respectively.   The Company expects that G&A on a
unit of production basis to continue to decline as production increases and the rate of increase in G&A slows.

     Unearned compensation expense for the year ended December 31, 1997 was $513,393 due to the amortization of unearned compensation expense recognized from restricted stock granted to executives at the completion of the Offering. Unearned compensation expense will continue to be recognized in the future, amortized over a vesting period of five to ten years.

     Interest expense decreased 79% from $858,663 in 1996 to $183,028 in 1997. The decrease resulted from the repayment of $12.7 million of indebtedness on March 3, 1997 with proceeds of the Offering.

     Interest income for the year ended December 31, 1997 was $900,867 earned from short-term investments purchased from excess proceeds from the Offering. There was no material short-term investments purchased during 1996.

     Other income in 1996 consisted of $232,500 of commissions earned to market a property for a third party. There were no such commissions earned during the year ended December 31, 1997.

     Due to the availability of net operating loss carry forwards and other net deferred tax assets there is no provision for current or deferred taxes for the year ended December 31, 1997. As of December 31, 1997, the Company has substantially utilized its available net operating loss carry forward and other net deferred tax assets and should the Company have taxable income in future periods a provision for tax expense will be provided. Income tax expense for the year ended December 31, 1996 was $394,675.

     Minority interest for the year ended December 31, 1997 was eliminated as result of the completion of the Combination on March 3, 1997 in which the Company acquired from the predecessor entities 100% of their ownership interests in the Joint Venture.

     For the year ended December 31, 1997, the Company had operating income of $3.1 million as compared to operating income of $1.8 million in 1996. The significant increase in operating income was primarily attributable to higher levels of production from new well additions offset by increases in operating costs and expenses related to the new well additions (75 gross, 29.89 net) and lower average oil and condensate prices. Operating income was further reduced by increased G&A attributable to additional administrative staffing and the hiring of additional employees to support the Company's increased level of drilling activities. Net income was $3.8 million, or basic and diluted earnings per share of $0.53 and $0.52, respectively, for the year ended December 31, 1997, as compared to net income of $300,185, or basic and diluted earnings per share of $0.06 for 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

Revenue and Production

     Oil and natural gas revenues increased 278% from $2.0 million in 1995 to $7.7 million in 1996. Production volumes for oil increased 71% from 63,885 Bbls in 1995 to 109,225 Bbls in 1996. The increase in oil production increased revenues approximately $724,000 further increased by a 21% increase in average oil prices which increased revenue by approximately $365,000. Production volumes for natural gas increased 352% from 512,901 Mcf in 1995 to 2,316,105 Mcf in 1996. The increase in natural gas production increased revenues by $3.6 million. A 22% increase in average natural gas prices increased revenues by $1.0 million. The increase in oil and natural gas production was due to 32 new gross, (15.8 net), producing exploratory and development wells being successfully drilled and completed during 1996, which was partially offset by normal production declines from existing wells. The increases in average oil and natural gas prices were directly attributable to improved overall market conditions.

     The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the years ended December 31, 1996 and 1995.


                                                                               1996 Period Compared
                                                     December 31,                to 1995 Period
                                           ---------------------------     --------------------------
                                                 1996           1995         Increase      % Increase
                                                 ----           ----
Production volumes:
   Oil and condensate (Bbls)                    109,225         63,885           45,340        71 %
   Natural gas (Mcf)                          2,316,105        512,901        1,803,204       352 %
Average sales prices:
   Oil and condensate ($ per Bbl)           $     19.31    $     15.96      $      3.35        21 %
   Natural gas ($ per Mcf)                  $      2.42    $      1.99      $      0.43        22 %
Operating revenues:
   Oil and condensate                       $ 2,108,729    $ 1,019,773      $ 1,088,956       107 %
   Natural gas                                5,610,749      1,020,673        4,590,076       450 %
                                            -----------    -----------      -----------
Total                                       $ 7,719,478    $ 2,040,446      $ 5,679,032       278 %
                                            ===========    ===========      ===========

COSTS AND OPERATING EXPENSES

     Oil and natural gas operating expenses increased 133% from $686,438 in 1995 to $1.6 million in 1996 due to increased production generated from new oil and natural gas wells drilled and completed during 1996. Oil and natural gas operating expenses on a unit of production basis were $0.54 per Mcfe and $0.77 per Mcfe for the years ended December 31, 1996 and 1995, respectively. . The decrease on a unit of production basis is primarily attributable to the disproportionate increase in natural gas production during 1996, which has a lower average production cost per Mcfe compared to oil.

     DD&A expense increased 98% from $813,402 in 1995 to $1.6 million in 1996. Included within DD&A for the years ended December 31, 1995 and 1996 was $557,657 and $1.35 million, respectively, representing depletion expense of oil and natural gas property. The increase in depletion expense was primarily due to improved oil and natural gas production, which increased depletion expense by approximately $1.3 million. This was partially offset by a 27% decrease in the overall depletion rate decreased depletion expense by $498,000. The decrease in depletion rate was primarily due to a significant increase in oil and natural gas reserve estimates as of December 31, 1996. Depletion on a unit of production basis for the years ended December 31, 1996 and 1995 was $0.45 per Mcfe and $0.62 per Mcfe, respectively. The remaining increase in DD&A was due primarily to depreciation of new computer hardware and software and office equipment purchased since December 31, 1995 offset by a decrease in the amortization of organizational cost which became fully amortized during 1995.

     G&A increased 11% from $2.5 million in 1995 to $2.8 million in 1996. This increase was attributable to additional administrative staffing and the hiring of additional employees to support the Company's increased level of drilling activities, 3-D project generation and other activities. Included as a reduction in G&A for the years ended December 31, 1996 and 1995, was approximately $339,000 and $144,000, respectively, of overhead reimbursements and management fees received from various management, operating and seismic agreements. G&A on a unit of production basis for the years ended December 31, 1996 and 1995 was $0.93 per Mcfe and $2.77 per Mcfe, respectively.

     Interest expense increased 172% from $315,342 in 1995 to $858,663 in 1996. This increase was primarily due to the repayment of a promissory note in March 1995 which reduced the weighted average debt outstanding during 1995, offset by increased borrowings during the second half of 1995 and throughout 1996 under the Revolving Credit Facility which was partially offset during 1996 by a lower average interest rate.

     Other income in 1996 consists of $232,500 of commissions earned to market a property for a third party. There were no such commissions earned in 1995.

     There were no gains on the sale of oil and natural gas property in 1996 as compared to a gain of $3.3 million in 1995. The majority of the gain recorded in 1995 was attributable to the sale of a proved producing property for $3.4 million resulting in a gain of $2.8 million. The remaining gain was attributable to the sale of an unproved oil and natural gas prospect.

     Minority interest decreased from $575,811 in 1995 to $432,786 in 1996. The decrease was attributable to reduced earnings of the Joint Venture.

     Income tax expense for the years ended December 31, 1996 and 1995 was $394,675 and $397,088, respectively.

     Net income was $300,185, or basic and diluted earnings per share of $0.06, for the year ended December 31, 1996 as compared to $105,881, or basic and diluted earnings per share of $0.02, for the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     In March 1997, the Company completed the Offering of 2,760,000 shares of its common stock at a public offering price of $16.50 per share. The Offering provided the Company with proceeds of approximately $40 million, net of expenses. The Company used approximately $12.7 million to repay its long-term outstanding indebtedness incurred under its revolving credit facility (the "Revolving Credit Facility"), subordinated loans and equipment loans. The remaining proceeds from the Offering, together with cash flows from operations, were used to fund capital expenditures, commitments, and other working capital requirements and for general corporate purposes.

     The Company had cash and cash equivalents at December 31, 1997 of $3.8 million, consisting primarily of short-term money market investments, as compared to $1.5 million at December 31, 1996. Working capital was $7.6 million as of December 31, 1997 as compared to $690,393 at December 31, 1996.

     Cash flows provided by (used in) operations were $4.1 million, $2.3 million and ($926,771), for the years ended December 31, 1997, 1996 and 1995, respectively. The significant increase in net cash provided by operations for the year ended December 31, 1997 as compared to 1996 was primarily attributable to higher levels of production from new well additions which was partially offset by increases in operating costs and expenses related to the new successful wells (75 gross, 29.89 net) and lower average oil and condensate prices. Operating cash flows were further reduced by increased G&A attributable to additional administrative staffing and the hiring of additional employees to support the Company's increased level of exploration activities. The increase in operating cash flows for the year ended December 31, 1996 as compared to 1995 was primarily attributable to an increase in operating income of $3.7 million, partially offset by an increase in working capital of $1.6 million and increased interest expense. The changes in working capital were primarily due to the Company becoming an oil and natural gas well operator in late 1995 and a significant increase in drilling activities during the year ended December 31, 1996. The increase in cash flows used in 1995 was due primarily to the increase in operating loss, which was offset by various changes in balance sheet accounts. Accounts receivable from working interest owners increased $213,300 in 1995 due to increased drilling activity in which the Company was the operator. Accounts payable, trade and accounts payable to related parties increased by $420,257 and $266,490, respectively. These increases were caused by increased drilling activity for the Company's own account as well as an increase in management fees due a related party which accumulated but had not yet been paid.

     During the year ended December 31, 1997, the Company continued to reinvest a substantial portion of its cash flows to increase its 3-D project portfolio, improve its 3-D seismic interpretation technology and fund its drilling program. As a result, the Company used $31.2 million in investing activities during 1997 including capital expenditures of approximately $29.9 million for oil and natural gas property development offset by proceeds from the sale of oil and natural gas prospects of $2.3 million. Capital expenditures of $10.5 million were attributed to the drilling of 101 gross wells, 75 of which were successful, with the majority of the remaining capital expenditures representing additions to undeveloped oil and natural gas property, as the Company made significant investments in future drilling opportunities. Additionally during 1997, the Company purchased shares of Preferred Stock of Frontera at a price of $3.6 million which are convertible into approximately 10% of the common stock of Frontera. The Company may seek overseas direct investment opportunities with Frontera and, particularly in Latin America, with others. The Company expects capital expenditures in 1998 will be at least $30 million. A substantial portion of capital expenditures in 1998 will be invested in the Company's portfolio of 3-D prospects to fund drilling activities in an effort to expand its reserve base. In addition, the Company will seek to continue to expand and improve its technological and 3-D seismic interpretation capabilities.

     During the year ended December 31, 1996, the Company reinvested a substantial portion of its cash flows to increase its 3-D prospect portfolio, improve its 3-D seismic interpretation technology and fund its drilling program. As a result, the Company used $5.7 million in investing activities during 1996 including capital expenditures of $10.5 million offset by proceeds from the sales of oil and natural gas property of $4.8 million. Investing activities used $1.2 million in cash in 1995. This change was attributable to a substantial increase in capital expenditures relating to the Company's increased exploration activities. The Company's drilling efforts resulted in the successful completion of 22 gross wells in 1995 and 32 gross wells in 1996. In 1995 the Company sold one of its proved producing properties and received total cash proceeds from such sale of $3.4 million. The Company sold another of its proved producing properties for $2.6 million in 1996. These proceeds were used to pay down debt and fund general working capital and corporate needs. The Company also sold several undeveloped oil and natural gas prospects and received cash proceeds of $2.2 million and $4.0 million in 1996 and 1995, respectively.

     Cash flows from financing activities in 1997 were $29.3 million compared to $4.7 million in 1996. The significant increase in cash flows from financing activities is attributable to the completion of the Company's Offering in March 1997 offset by repayment of the Company's debt. Cash flows from financing activities in 1996 were primarily attributable to drawdowns on its Revolving Credit Facility, which were partially offset by deferred offering costs. Cash flows from financing activities were $1.9 million for the year ended December 31, 1995 primarily attributable to drawdowns on its Revolving Credit Facility, offset by the repayment of other long-term indebtedness.

     Due to the Company's active exploration and development and technology enhancement programs, the Company has experienced and expects to continue to experience substantial working capital requirements. The Company intends to fund its 1998 capital expenditures, commitments and working capital requirements through cash flows from operations, borrowings and to the extent necessary other financing activities. The Company believes it will have sufficient capital resources and liquidity to fund its capital expenditures and meet such financial obligations as they come due. In the event such capital resources are not available to the Company, its drilling and other activities may be curtailed. See ITEMS 1 AND 2.--BUSINESS AND PROPERTIES--"FORWARD LOOKING INFORMATION AND RISK FACTORS--Significant Capital Requirements."

REVOLVING CREDIT FACILITY

     In July 1995, the Company entered into a two-year secured Revolving Credit Facility with Compass Bank-Houston ("Compass") which provides a maximum loan amount of $20 million, subject to borrowing base limitations. The Credit Facility allows Compass to make, in its sole discretion, the borrowing base determination based upon the Company's proved oil and natural gas reserves. During early 1997 the maturity of the Credit Facility was extended to July 1998. The interest rate for borrowings is either the Base Rate plus 0.5% or LIBOR plus 2.5%. The Base Rate is the higher of (i) the Federal Funds Rate plus 0.5% or
(ii) the prime rate. The Credit Facility also provides for the payment of certain commitment and other fees. The Company is subject to certain covenants under the terms of the Credit Facility, including requirements to maintain specified tangible capital and a ratio of cash flow to debt service coverage of at least 1.25 to 1.00. The Credit Facility also places restriction on dividends, additional indebtedness, liens, sales of properties and other matters.

     During March 1997, the outstanding balance under the Credit Facility of $11.0 million was repaid with proceeds from the Offering. The Credit Facility remains available for future borrowings under similar terms, but the borrowing base has been reduced at the Company's request to $1 million so as to limit expenses. However, the Company has the ability to restore availability subject to the provisions of the Credit Facility. As of March 1998 the Company is negotiating a new credit facility with a group of banks. The Company expects to have the new facility available for use during the second quarter of 1998 and believes that the availability under the facility in conjunction with cash flows from operations will be sufficient to fund current working capital requirements, general corporate needs and planned 1998 capital expenditures.

SUBORDINATED LOAN

     In December 1994, the Joint Venture entered into an agreement providing for a subordinated loan. Such agreement provided for a $1 million term loan and a $1 million line of credit. The Company borrowed $1 million under the provisions of the term loan and $300,000 under the line of credit. During March 1997, the outstanding balance of $1.3 million was repaid with proceeds from the Offering and the subordinated loan agreement was discharged.

EQUIPMENT LOANS

     Prior to the Offering, the Company was a party to various equipment loans with lenders to acquire computer and related office equipment. These loans had various terms and maturities. During March 1997, all but $32,000 of the outstanding balance of $412,000 was repaid with proceeds from the Offering with the remaining loan balance repaid during 1997 with cash flows from operations.

YEAR 2000

     The Company has evaluated the impact of the year 2000 processing issues considering all current financial and accounting, production, land and geological computer systems and software utilized by the Company. The Company is in the process of replacing its existing financial and accounting, production and land applications with software which is year 2000 compliant. Implementation is expected to be completed on or before June 30, 1998 at a total cost of approximately $200,000. The Company believes its geological systems and software are year 2000 compliant. The Company currently anticipates that it will not incur a material disruption of operations relating to year 2000 processing issues but there can be no assurance that the Company will not incur unexpected year 2000 costs or may not be adversely affected by year 2000 issues of its suppliers, customers and other entities.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     The requirements of ITEM 7A. under regulations of the Securities and Exchange Commission are not required or are not applicable and therefore have been omitted.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Consolidated Financial Statements and Supplementary information listed in the accompanying Index to Consolidated Financial Statements and Supplementary Information on page F-1 herein.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors and executive officers required under
ITEM 10. will be contained within the definitive Proxy Statement of the Company's 1998 Annual Meeting of Shareholders (the "Proxy Statement") under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 1997. Pursuant to Item 401 (b) of regulation S-K certain of the information required by this item with respects to executive officers of the Company is set forth in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by ITEM 11. will be contained in the Proxy Statement under the heading "Executive Compensation and Other Information" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by ITEM 12. will be contained in the Proxy Statement under the heading "Security Ownership of Management and Certain Beneficial Owners" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

     The information required by ITEM 13. will be contained in the Proxy Statement under the heading "Transactions with Management and Certain Shareholders" and "Executive Compensation and Other Information" and is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules:

1. Financial Statements: See Index to the Consolidated Financial Statements and Supplementary Information immediately following the signature page of this report.

2. Financial Statement Schedule: See Index to the Consolidated Financial Statements and Supplementary Information immediately following the signature page of this report.

3.  Exhibits:  The following documents are filed as exhibits to this report.

+2.1  --  Amended and Restated Combination Agreement by and among (i) Edge Group
          II Limited Partnership, (ii) Gulfedge Limited Partnership, (iii) Edge Group Partnership, (iv) Edge Petroleum Corporation, (v) Edge Mergeco, Inc. and (vi) the Company, dated as of January 13, 1997 (Incorporated by reference from exhibit 2.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-17269))

+3.1  --  Restated Certificate of Incorporated of the Company, as amended
          (Incorporated by reference from exhibit 3.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-17269)).

+3.2 -- Bylaws of the Company (Incorporated by reference from exhibit 3.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-17269)).

+4.1  --  Credit Agreement, as amended, dated as of July 11, 1995, between Edge
          Joint Venture II and Compass Bank--Houston, as lender (Incorporated by reference from exhibit 4.3 to the Company's Registration Statement on Form S-4 (Registration No. 333-17269)).

+4.2  --  Security Agreements, as amended, dated as of July 11, 1995 of Edge
          Joint Venture II in favor of Compass Bank--Houston (Incorporated by reference from exhibit 4.4 to the Company's Registration Statement on Form S-4 (Registration No. 333-17269)).

     -- The Company is a party to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Commission upon request.

+10.1  -- Joint Venture Agreement between Edge Joint Venture II and Essex
          Royalty Limited Partnership II, dated as of May 10, 1994 (Incorporated by reference from exhibit 10.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-17269)).

+10.2  -- Joint Venture Agreement between Edge Joint Venture II and Essex
          Royalty Limited Partnership, dated as of April 11, 1992 Incorporated by reference from exhibit 10.3 to the Company's Registration Statement on Form S-4 (Registration No. 333-17269)).

+10.3  -- Registration Rights Agreement between Edge Holding Company Limited
          Partnership and the Company (Incorporated by reference from exhibit
          10.6 to the Company's Registration Statement on Form S-4 (Registration No. 333-17269)).

+10.4 -- Form of Indemnification Agreement between the Company and each of its directors (Incorporated by reference from exhibit 10.7 to the Company's Registration Statement on Form S-4 (Registration No. 333-17269)).

+10.5 -- Incentive Plan of Edge Petroleum Corporation (Incorporated by reference from exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

+10.6  -- Employment Agreement dated February 25, 1997 between Edge Petroleum
          Corporation and John E. Calaway (Incorporated by reference from exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

+10.7  -- Employment Agreement dated February 25, 1997 between Edge Petroleum
          Corporation and James D. Calaway (Incorporated by reference from exhibit 10.5 Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

+10.8  -- Employment Agreement between the Company and Michael G. Long
          Incorporated by reference from exhibit 10.10 to the Company's Registration Statement on Form S-4 (Registration No. 333-17269)).

+10.9 -- Purchase Agreement between the Company and James C. Calaway dated as of December 2, 1996 (Incorporated by reference from exhibit 10.11 to the Company's Registration Statement on Form S-4 (Registration No. 333-17269)).

+10.10 -- Consulting Agreement of James C. Calaway dated March 18, 1989
          (Incorporated by reference from exhibit 10.12 to the Company's Registration Statement on Form S-4 (Registration No. 333-17269)).

+10.11 -- Stock Option Plan of Edge Petroleum Corporation, a Texas corporation
          (Incorporated by reference from exhibit 10.13 to the Company's Registration Statement on Form S-4 (Registration No. 333-17269)).

  21.1 -- Subsidiaries of the Company.
  23.1 -- Consent of Deloitte & Touche LLP.
  23.2 -- Consent of Ryder Scott Company.
  27.1 -- Financial Data Schedule.
  99.1 -- Summary of Reserve Report of Ryder Scott Company Petroleum Engineers as of December 31, 1997 (included as an appendix to this Form 10-K).
-------------------
 +   Incorporated by reference as indicated.

(b) Reports on Form 8-K. The Company filed no report on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Edge Petroleum Corporation

Date     3/31/98                 /S/ JOHN E. CALAWAY
                       ----------------------------------------
                                  John E. Calaway
                           Chief Executive Officer and
                              Chairman of the Board

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date     3/31/98               /S/  JOHN E. CALAWAY
                       ----------------------------------------
                                   John E. Calaway
                           Chief Executive Officer and
                              Chairman of the Board


Date     3/31/98              /S/  JAMES D. CALAWAY
                       ----------------------------------------
                                  James D. Calaway
                               President and Director


Date     3/31/98                 /S/ MICHAEL G. LONG
                       ----------------------------------------
                                   Michael G. Long
                               Chief Financial Officer


Date     3/31/98                /S/  BRIAN C. BAUMLER
                       ----------------------------------------
                                  Brian C. Baumler
                              Controller and Treasurer


Date     3/31/98                  /S/  VINCENT ANDREWS
                       ----------------------------------------
                                   Vincent Andrews
                                      Director

Date     3/31/98               /S/  DAVID B. BENEDICT
                       ----------------------------------------
                                   David B. Benedict
                                        Director


Date     3/31/98                /S/  NILS P. PETERSON
                       ----------------------------------------
                                   Nils P. Perterson
                                        Director


Date     3/31/98                 /S/  STANLEY S. RAPHAEL
                       ----------------------------------------
                                   Stanley S. Raphael
                                        Director


Date     3/31/98                /S/ JOHN SFONDRINI
                       ----------------------------------------
                                     John Sfondrini
                                        Director


Date     3/31/98                  /S/ ROBERT W. SHOWER
                       ----------------------------------------
                                     Robert W. Shower
                                         Director

                           EDGE PETROLEUM CORPORATION

    Index to Consolidated Financial Statements and Supplementary Information


                                                                         Page

CONSOLIDATED FINANCIAL STATEMENTS

Audited Financial Statements:
  Independent Auditors' Report.........................................  F-2

  Consolidated Balance Sheets as of December 31, 1997 and 1996.........  F-3

  Consolidated Statements of Operations for the Years Ended
   December 31, 1997, 1996 and 1995....................................  F-4

  Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1997, 1996 and 1995....................................  F-5

  Consolidated Statements of Stockholders' Equity (Deficit) for the
   Years Ended December 31, 1997, 1996 and 1995........................  F-6

  Notes to Consolidated Financial Statements...........................  F-7

Unaudited Information:
  Supplementary Information to Consolidated Financial Statements....... F-17

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

NONE

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors,
Edge Petroleum Corporation.


  We have audited the accompanying consolidated balance sheets of Edge Petroleum Corporation (a Delaware Corporation) (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Houston, Texas
March 6, 1998



EDGE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------------------
                                                                                            DECEMBER 31,   DECEMBER 31,
                                                                                                1997           1996
                                                                                            ------------   ------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                                $ 3,777,950   $ 1,543,228
    Accounts receivable, trade                                                                 2,394,497     2,038,889
    Accounts receivable, joint interest owners, net                                            6,547,619     2,659,025
    Receivables from related parties                                                             385,192       186,562
    Other current assets                                                                         352,571       114,456
                                                                                             -----------   -----------
                 Total current assets                                                         13,457,829     6,542,160

 PROPERTY AND EQUIPMENT, Net - full cost method of accounting for oil and gas properties      36,662,521    11,989,241
 DEFERRED OFFERING COSTS                                                                                     1,006,379
 INVESTMENT IN FRONTERA                                                                        3,628,264
 OTHER ASSETS                                                                                     17,232        18,320
                                                                                             -----------   -----------
 TOTAL ASSETS                                                                                 53,765,846    19,556,100
                                                                                             ===========   ===========
 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 CURRENT LIABILITIES:
    Accounts payable, trade                                                                    4,794,037     2,502,024
    Accounts payable to related parties                                                           40,000     1,372,450
    Accrued interest payable                                                                                    74,354
    Accrued liabilities                                                                        1,020,645     1,602,881
    Current portion of notes payable                                                                           300,058
                                                                                            ------------   -----------
                 Total current liabilities                                                     5,854,682     5,851,767
                                                                                            ------------   -----------
 NOTES PAYABLE                                                                                              11,561,844
 DEFERRED INCOME TAXES                                                                                         248,673
 MINORITY INTEREST                                                                                           2,267,185
                                                                                            ------------   -----------
                 Total liabilities                                                             5,854,682    19,929,469
                                                                                            ------------   -----------
 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $.01par value; 5,000,000 shares authorized; none outstanding
    Common stock, $.01par value; 25,000,000 shares authorized; 7,760,869 shares
     issued and outstanding                                                                       77,609
    Additional paid-in capital                                                                47,629,822
    Retained earnings                                                                          3,825,009
    Unearned compensation - restricted stock                                                  (3,621,276)
    Deficit of predecessor entities                                                                           (373,369)
                                                                                            ------------   -----------
                 Total stockholders' equity (deficit)                                         47,911,164      (373,369)
                                                                                            ------------   -----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                       $ 53,765,846   $19,556,100
                                                                                            ============   ===========

         See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


                                                                                                    Year Ended December 31,
                                                                                         ------------------------------------------
                                                                                             1997            1996          1995
                                                                                          ------------    ----------   ------------
OIL AND NATURAL GAS REVENUES                                                              $ 13,468,042    $ 7,719,478   $ 2,040,446
OPERATING EXPENSES:
   Oil and natural gas operating expenses                                                    2,330,648      1,600,085       686,438
   Depletion, depreciation, and amortization                                                 2,875,457      1,613,022       813,402
   General and administrative expenses                                                       4,641,374      2,752,562     2,483,560
   Unearned compensation expense                                                               513,393
                                                                                          ------------    -----------   -----------
                Total operating expenses                                                    10,360,872      5,965,669     3,983,400
                                                                                          ------------    -----------   -----------
OPERATING INCOME (LOSS)                                                                      3,107,170      1,753,809    (1,942,954)
OTHER INCOME AND (EXPENSE):
   Interest expense                                                                           (183,028)      (858,663)     (315,342)
   Interest income                                                                             900,867
   Other Income                                                                                               232,500
   Gain on sale of oil and gas property                                                                                   3,337,076
                                                                                          ------------    -----------   -----------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                                             3,825,009      1,127,646     1,078,780

INCOME TAX EXPENSE                                                                                           (394,675)     (397,088)

MINORITY INTEREST                                                                                            (432,786)     (575,811)
                                                                                          ------------    -----------   -----------
NET INCOME                                                                                $  3,825,009    $   300,185   $   105,881
                                                                                          ============    ===========   ===========
PRO FORMA BASIC EARNINGS PER SHARE                                                        $       0.53    $      0.06   $      0.02
                                                                                          ============    ===========   ===========
PRO FORMA DILUTED EARNINGS PER SHARE                                                      $       0.52    $      0.06   $      0.02
                                                                                          ============    ===========   ===========
PRO FORMA BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                         7,274,617      4,701,361     4,701,361
                                                                                          ============    ===========   ===========
PRO FORMA DILUTED WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                                                 7,320,400      4,701,361     4,701,361
                                                                                          ============    ===========   ===========


         See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                                          Year Ended December 31,
                                                                               ---------------------------------------------
                                                                                   1997             1996              1995
                                                                               ----------      ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $ 3,825,009     $    300,185      $   105,881
   Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Depletion, depreciation and amortization                                   2,875,457        1,613,022          813,402
      Gain on sale of oil and natural gas property                                                                (3,337,076)
      Deferred income taxes                                                                         394,675          397,088
      Unearned compensation  expense                                               513,393
      Minority interest                                                                             432,786          575,811
   Changes in assets and liabilities:
      Accounts receivable, trade                                                  (355,608)        (870,969)          60,098
      Accounts receivable, joint interest owners, net                           (3,888,594)      (2,325,473)        (213,300)
      Receivable from related parties                                             (198,630)         (60,618)         (23,324)
      Other current assets                                                        (238,115)         (54,105)          16,778
      Other assets                                                                   1,088                           (41,133)
      Accounts payable, trade                                                    2,292,013        1,357,616          420,257
      Accounts payable to related parties                                                            66,623          266,490
      Accrued interest payable                                                     (74,354)          27,936           12,996
      Accrued liabilities                                                         (606,292)       1,442,388           50,818
      Long-term liability                                                                           (46,245)         (31,557)
                                                                               -----------     ------------      -----------
                 Net cash provided by (used in)  operating activities            4,145,367        2,277,821         (926,771)
                                                                               -----------     ------------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of prospects and property and equipment                           (29,874,155)     (10,466,754)      (8,511,991)
   Proceeds from the sale of prospects and oil and natural gas properties        2,325,418        4,815,779        7,358,189
   Investment in Frontera                                                       (3,628,264)
                                                                               -----------     ------------      -----------
                 Net cash used in investing activities                         (31,177,001)      (5,650,975)      (1,153,802)
                                                                               -----------     ------------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                      867,350        5,987,000          313,131
  Payment on notes payable                                                     (11,017,348)        (249,070)         (83,691)
  Proceeds from long-term notes payable                                                                            5,300,000
  Payment on long-term notes payable                                              (411,904)                       (3,582,955)
  Payment on related party subordinated loans                                   (1,300,000)
  Net proceeds from issuance of common stock                                    41,028,258
  Net proceeds from exercise of common stock options                               100,000
  Treasury stock transactions                                                                       (16,000)         (14,000)
  Deferred offering cost                                                                         (1,006,379)
                                                                               -----------     ------------      -----------
                Net cash provided by financing activities                       29,266,356        4,715,551        1,932,485
                                                                               -----------     ------------      -----------
NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                            2,234,722        1,342,397         (148,088)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   1,543,228          200,831          348,919
                                                                               -----------     ------------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 3,777,950     $  1,543,228      $   200,831
                                                                               ===========     ============      ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES - Cash paid for interest                    $   257,382     $    844,849      $   307,510
NON-CASH TRANSACTIONS:
  Combination transactions                                                     $ 3,599,635     $          -      $         -
  Deferred offering costs at December 31, 1996 capitalized to equity           $ 1,006,379     $          -      $         -
  Tax benefit from exercise of common stock options                            $   224,617     $          -      $         -



         See accompanying notes to consolidated financial statements.


EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
-----------------------------------------------------------------------------------------------------------------------------
                                                         Old Edge
                                                       Common Stock         Common Stock   Additional
                                                     -----------------   -----------------   Paid-in     Treasury     Retained
                                                     Shares     Amount    Shares    Amount   Capital       Stock       Earnings
                                                     -------    ------   ---------  ------ ----------    --------     ---------
BALANCE,
   JANUARY 1, 1995                                   105,263   $ 1,053                       $  634,695  $ (12,000)  $(1,373,183)
Treasury stock purchase, 422 shares                                                                        (28,000)
Issuance of treasury stock, 211 shares                                                                      14,000
Net income                                                                                                               105,881
                                                     -------    ------   ---------  --------  ----------  --------  ------------
BALANCE,
   DECEMBER 31, 1995                                 105,263     1,053                           634,695   (26,000)   (1,267,302)
Treasury stock purchase, 422 shares                                                                        (32,000)
Issuance of treasury stock, 211 shares                                                                      16,000
Net income                                                                                                               300,185
                                                     -------    ------   ---------  --------  ----------  --------  ------------
BALANCE,
   DECEMBER 31, 1996                                 105,263     1,053                           634,695   (42,000)     (967,117)
   Combination                                      (105,263)   (1,053)  4,701,361  $ 47,014   2,544,557    42,000       967,117
   Public stock offering, net of
      offering costs of $5.4 million                                     2,760,000    27,600  39,994,279
   Issuance of restricted
      common stock                                                         250,586     2,506   4,132,163
  Proceeds from the exercise of
     common stock options                                                   48,922       489      99,511
  Tax benefit from exercise of
     common stock options                                                                        224,617
   Unearned compensation expense
   Net income                                                                                                          3,825,009
                                                     -------    ------   ---------  --------  ----------  --------  ------------
BALANCE,
   DECEMBER 31, 1997                                       -    $    -   7,760,869  $ 77,609 $47,629,822  $      -  $  3,825,009
                                                     =======    ======   =========  ========  ==========  ========  ============


                                                     Unearned
                                                   Compensation-       Total
                                                    Restricted      Stockholders'
                                                       Stock           Equity
                                                   --------------   -------------
BALANCE,
   JANUARY 1, 1995                                                   $  (749,435)
Treasury stock purchase, 422 shares                                      (28,000)
Issuance of treasury stock, 211 shares                                    14,000
Net income                                                               105,881
                                                     -----------     -----------
BALANCE,
   DECEMBER 31, 1995                                                    (657,554)
Treasury stock purchase, 422 shares                                      (32,000)
Issuance of treasury stock, 211 shares                                    16,000
Net income                                                               300,185
                                                     -----------     -----------
BALANCE,
   DECEMBER 31, 1996                                                    (373,369)
   Combination                                                         3,599,635
   Public stock offering, net of
      offering costs of $5.4 million                                  40,021,879
   Issuance of restricted
      common stock                                   $(4,134,669)
  Proceeds from the exercise of
     common stock options                                                100,000
  Tax benefit from exercise of
     common stock options                                                224,617
   Unearned compensation expense                         513,393         513,393
   Net income                                                          3,825,009
                                                     -----------     -----------
BALANCE,
   DECEMBER 31, 1997                                 $(3,621,276)    $47,911,164
                                                     ===========     ===========



       See accompanying notes to the consolidated financial statements.

                          EDGE PETROLEUM CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 . SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  THE COMBINATION TRANSACTIONS - Edge Petroleum Corporation, a Delaware corporation (the "Company") was incorporated in August 1996. Effective February 25, 1997, in a series of "Combination Transactions" or (the "Combination") the Company completed (i) a merger of Edge Petroleum Corporation, a Texas corporation ("Old Edge"), with Edge Mergeco, Inc, a wholly owned subsidiary of the Company organized for this purpose, in which the shareholders of Old Edge received Common Stock of the Company (the "Common Stock"), (ii) an exchange offer to the general and limited partners of Edge Group II Limited Partnership ("Edge Group II") in which such partners exchanged their interests in Edge Group II for Common Stock, (iii) an exchange offer to the limited partners of Gulfedge Limited Partnership ("Gulfedge"), of which Old Edge was the general partner, in which such limited partners exchanged their interests in Gulfedge for Common Stock, (iv) a purchase from Edge Group Partnership ("Edge Group Partnership") of its interest in the Edge Joint Venture II (the "Joint Venture"), for consideration consisting of Common Stock and (v) an exchange of interests in certain oil and natural gas properties held by Mr. James C. Calaway (the "Calaway Interests") for Common Stock. Upon consummation of the Combination Transactions, the Company acquired directly or indirectly all of the interest in the Joint Venture and the Calaway Interests (the "Combined Assets"). The Company issued an aggregate of 4,701,363 shares of Common Stock in the combination.

     In March 1997, the Company completed its initial public offering (the "Offering") issuing 2,760,000 shares of Common Stock at public offering price $16.50 per share. The Offering provided the Company with proceeds of approximately $40 million, net of expenses.

  PRINCIPLES OF COMBINATION - The Combination was accounted for as a reorganization pursuant to Staff Accounting Bulletin 47 due to the high degree of common ownership among the combining entities and only equity ownership interests in the entities being exchanged. Accordingly, the consolidated accounts as of and for the year ended December 31, 1996 and for the year ended December 31, 1995, are presented using the historical costs and results of operations of the affiliated entities as if such entities had always been combined. All intercompany balances were eliminated upon the combination and all assets and liabilities were assumed by the Company. Accordingly, historical transactions consummated by the Joint Venture, Old Edge, Edge Group II and Gulfedge are individually and or collectively referred to herein as transactions of the Company.

  PRINCIPLES OF CONSOLIDATION - The consolidated financial statements as of and for the year ended December 31, 1997 include the accounts of all majority owned subsidiaries of the Company, including Edge Petroleum Operating Company Inc., and Edge Petroleum Exploration Company, which are 100% owned subsidiaries of the Company. All intercompany transactions have been eliminated in consolidation.

     The consolidated financial statements as of and for the year ended December 31, 1996 and for the year ended December 31, 1995 include the accounts of Old Edge and the Joint Venture, both of which share common ownership and management. The Joint Venture, a general partnership, was formed by Old Edge, Edge Group II, Edge Group Partnership and Gulfedge. The Joint Venture interests not owned by Old Edge are recorded as minority interest.

  NATURE OF OPERATIONS - The Company is an independent energy company engaged in the exploration, development and production of oil and natural gas. The Company conducts its operations primarily along the onshore United States Gulf Coast, with its primary emphasis in South Texas and Louisiana where it currently controls interest in excess of 219,000 gross acres. In its exploration efforts the Company emphasizes an integrated geologic interpretation method incorporating 3-D seismic technology and advanced visualization and data analysis techniques utilizing state-of-the-art computer hardware and software.

     Subsequent to the combination, the Company in a series of transactions, combined the Joint Venture, Old Edge, Edge Group II and Gulfedge into Edge Petroleum Exploration Company, a wholly-owned subsidiary of the Company.

  REVENUE RECOGNITION - The Company recognizes oil and natural gas revenue from its interests in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by the Company is not significantly different from the Company's share of production.

                          EDGE PETROLEUM CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  OIL AND GAS PROPERTY - Investments in oil and natural gas properties are accounted for using the full cost method of accounting. All costs associated with the acquisition, exploration and development of oil and natural gas properties are capitalized.

     Oil and natural gas properties are amortized using the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs. If the results of an assessment indicates that a property is impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rates per Mcfe for the years ended December 31, 1997, 1996 and 1995 were $0.47, $0.45 and $0.47, respectively.

     Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. Abandonments of oil and natural gas properties are accounted for as adjustments of capitalized costs with no loss recognized.

     In addition, the capitalized costs of oil and natural gas properties are subject to a "ceiling test," whereby to the extent that such capitalized cost subject to amortization in the full cost pool (net of depletion, depreciation and amortization and related deferred taxes) exceed the present value (using 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess cost are charged to operations. Once incurred an impairment of oil and natural gas properties is not reversible at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with the Company's quarterly filings with the Securities and Exchange Commission. During the three years ended December 31, 1997, no impairment of the Company's oil and natural gas properties was deemed necessary.

     Depreciation of other office furniture and equipment and computer hardware and software is provided using the straight-line method based on estimated useful lives ranging from five to ten years.

  INCOME TAXES - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," ("SFAS No. 109") which provides for an asset and liability approach for accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

     The Company's earnings for the three years ended December 31, 1997, were not subject to corporate income taxes as a result of the Company's ability to utilize available net operating loss carryforwards ("NOL's"), and other net deferred tax assets. Such NOL's and net deferred tax assets, which were previously reserved for, have been substantially utilized as of December 31, 1997, and should the Company have taxable income in future periods a provision for tax expense will be provided.

     From inception through February 24, 1997, except for Old Edge, the owners of interests in the Joint Venture were not required to pay federal income taxes due to their status as "pass-through" entities that are not subject to federal income taxation; instead, taxes relating to the taxable income of the Joint Venture for such periods were required to be paid by the owners of such entities. Although the effective date of the Combination is February 25, 1997, each owner of interests in the Joint Venture (or holders of interests in such owners that are "pass through" entities) was required to include in its taxable income, for all periods ending on the date of or prior to the completion of the Combination, its allocable portion of the taxable income attributable to the Joint Venture and is entitled to all tax benefits attributable to the Joint Venture through completion of the Combination.

  HEDGING ACTIVITIES - Due to the instability of oil and natural gas prices, the Company has entered into, from time to time, price risk management transactions (e.g., swaps and collars) for a portion of its natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits the benefit to the Company of increases in the price of natural gas it also limits

                          EDGE PETROLEUM CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the downside risk of adverse price movements. The Company's hedging arrangements apply to only a portion of its production and provide only partial price protection against declines in natural gas prices and limits potential gains from future increases in prices. The Company accounts for these transactions as hedging activities and, accordingly, gains and losses are included in oil and natural gas revenues during the period the hedged transactions occur. Effective October 1, 1997, and continuing through January 31, 1998, the Company had in place a natural gas commodity collar with a financial institution covering 5,000 MMbtus per day, or approximately 30% of the Company's daily production. Prices received float between a floor price of $2.50 per MMbtu and a cap price of $3.15 per MMbtu, (delivered price basis, Houston Ship Channel), with settlement for each calendar month occurring five business days following the publishing of the Inside F.E.R.C. Gas Marketing Report. Total natural gas production marketed under this arrangement was 460,000 MMbtu for the year ended December 31, 1997. Included within natural gas revenues for the year ended December 31, 1997 was $33,150 representing a net gain from current collar activity. Subsequent to December 31, 1997, the Company has entered into two additional collar arrangements with a financial institution that begin February 1, 1998 and April 1, 1998, respectively, and expire on April 30, 1998 and June 30, 1998, respectively. These collar arrangements cover 5,000 MMbtus per day with floating floor and ceiling prices ranging between $2.15 and $2.75 per MMbtu. There was no material hedging activity during the years ended December 31, 1996 and 1995.

  STATEMENTS OF CASH FLOWS - The consolidated statements of cash flows are presented using the indirect method and consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

  INVESTMENT IN FRONTERA - During 1997, the Company made an investment in Frontera Resources Corporation ("Frontera") through the purchase of 15,171 shares of Series D Preferred Stock for $3.6 million. The Series D Preferred stock is convertible into approximately 10% of the fully diluted outstanding Common Stock (excluding employee stock options) as of December 31, 1997. Frontera began operations in 1996 and is a privately held international energy company that is seeking to develop upstream and downstream energy projects in emerging international markets. Currently, Frontera is pursuing projects in the Republic of Georgia, Azerbeaijan and Bolivia. The investment is recorded under the cost method of accounting, which allows for an investment to be carried at cost unless there are underlying circumstances that would cause the asset to be impaired. As of December 31, 1997, the cost of the investment in Frontera approximates fair value, and accordingly no write-down of the asset has been recorded.

  STOCK-BASED COMPENSATION - In fiscal year 1997, the Company adopted Financial Accounting Standards Board Statement No. 123 - "Accounting for Stock Based Compensation," ("SFAS No. 123"). Under SFAS No. 123, the Company is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25 ("APB No.25") and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. The Company elected to continue following APB No. 25. The adoption of SFAS No. 123 in 1997 had no effect on the Company's results of operations (See Note 7).

  PRO FORMA NET INCOME PER SHARE - Pro forma net income per share is based on the weighted average number of shares of Common Stock outstanding during the period. The computation assumes that the Company was incorporated during the periods presented and that the shares issued in connection with the Combination were outstanding for all periods. Pro forma net income per share has been computed based on net income as disclosed in the Consolidated Statements of Operations and assuming the 4,701,361 shares of Common Stock issued in connection with the Combination were outstanding since January 1, 1993.

  EARNINGS PER SHARE - During 1997, the Company implemented Statement of Financial Accounting Standards No. 128 "Earnings per Share," ("SFAS No. 128") which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. The earnings per share data for prior years has been restated following the standards in SFAS No. 128.

  FINANCIAL INSTRUMENTS - The Company's financial instruments consist of cash, receivables, payables, long-term debt and natural gas commodity hedges. The carrying amount of cash, receivables and payables approximates fair

                          EDGE PETROLEUM CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value because of the short-term nature of these items. The carrying amount of long-term debt as of December 31, 1996 approximates fair value as all such amounts were repaid during 1997. The carrying amount of the Company's natural gas commodity hedges approximates fair value based on the expected settlement amount of these transactions as of December 31, 1997.

  USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

  CONCENTRATION OF CREDIT RISK - Substantially all of the Company's accounts receivable result from oil and natural gas sales or joint interest billings to third parties in the oil and natural gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Company has not experienced credit losses on such receivables.

  RECLASSIFICATIONS - Certain prior year balances have been reclassified to conform to the current year presentation.

2.  PROPERTY AND EQUIPMENT

     At December 31, 1997 and 1996, property and equipment consisted of the following:

                                                                                   1997            1996
                                                                              ------------     -----------
Oil and natural gas properties                                                $ 16,100,052     $ 9,975,074
Unproved oil and natural gas properties                                         22,937,927       3,884,966
Computer  equipment and software                                                 3,238,182       1,819,080
Other office property and equipment                                              1,225,183         194,933
                                                                              ------------     -----------
Total property and equipment                                                    43,501,344      15,874,053
Accumulated depletion, depreciation and amortization                            (6,838,823)     (3,884,812)
                                                                              ------------     -----------
Property and equipment, net                                                   $ 36,662,521     $11,989,241
                                                                              ============     ===========

     Oil and natural gas properties not subject to amortization consist of the cost of unproved leaseholds, exploratory and developmental wells in progress, and secondary recovery projects before the assignment of proved reserves. These costs are reviewed periodically by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include drilling results by the Company and other operators, the terms of oil and natural gas leases not held by production, production response to secondary recovery activities and available funds for exploration and development. The following table summarizes the cost of the properties not subject to amortization for the year the cost was incurred:

                                                                                         December 31,
                                                                            -----------------------------------
                                                                                 1997                  1996
                                                                            -------------           -----------
Year cost incurred:
    Remainder                                                                $   213,022            $  513,679
   1994                                                                          133,088               564,789
   1995                                                                          454,716               551,205
   1996                                                                        1,675,038             2,255,293
   1997                                                                       20,462,063
                                                                             -----------            ----------
   Total                                                                     $22,937,927            $3,884,966
                                                                             ===========            ==========

                          EDGE PETROLEUM CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. LONG-TERM DEBT

     During July 1995, the Company entered into a revolving credit facility (the "Revolving Credit Facility") with a bank to finance temporary working capital requirements. The Revolving Credit Facility provides up to $20,000,000 in borrowings limited by a borrowing base (as defined by the Revolving Credit Facility) which was $11,175,000 at December 31, 1996. At December 31, 1996, borrowings outstanding under the Revolving Credit Facility totaled $10,150,000. The Revolving Credit Facility provides for interest at the lender's prime rate plus 0.75% (9.0% at December 31, 1996). The borrowing base is subject to review by the bank on a quarterly basis and may be adjusted subject to the provisions of the Revolving Credit Facility. On March 3, 1997 the Company repaid the outstanding balance of $11,091,449 and accrued interest on such debt with proceeds from the Offering. The Revolving Credit Facility remains available for future borrowings with similar terms, but the borrowing base has been reduced to $1 million so as to limit expenses. However, the Company has the ability to restore availability subject to the provisions of the Revolving Credit Facility.

   In January 1995 the Company entered into a Subordinated Loan Agreement with a shareholder of Old Edge. The agreement provided for a $1 million term loan and a $1 million line of credit. Interest at 10% per annum was due monthly. On March 3, 1997 the Company repaid the outstanding balance of $ 1,300,000 and accrued interest on such debt with proceeds from the Offering.

     During March 1997, the Company repaid all but $32,000 of the $412,000 of outstanding equipment loan balances with proceeds from the Offering, with the remaining loan balance being repaid during 1997 with cash flows from operations.



     At December 31, 1996, notes payable and long-term debt consisted of the following:


Revolving credit facility, lenders' prime rate plus 0.75%, interest
      payable monthly, maturing June 1, 1998                                  $10,150,000
Note payable to bank, lenders' prime rate plus 0.75%, payable in monthly principal installments of $ 7,500 plus accrued
      interest, matures March 1, 1997                                              90,000
Note payable to bank, lenders' prime rate plus 1.5%, payable in monthly principal installments of $5,547 plus accrued
     interest, matures March 1, 1997                                               16,642
Note payable, 10.996% interest, payable in monthly installments
    of principal and interest of $2,326, matures June 22, 1998                     38,470
Note payable, lenders' prime rate plus 0.75%, payable in monthly principal installments of $14,042 plus accrued interest,
    matures July 1, 1998                                                          266,790
Subordinate note payable to a shareholder of the Company, 10%
    interest, interest payable monthly, matures April 8, 1998                   1,300,000
                                                                              -----------
Total                                                                          11,861,902
Current portion                                                                  (300,058)
                                                                              -----------
Long-term portion                                                             $ 11,561,844
                                                                              ============


     There were no outstanding notes payable or long-term debt at December 31, 1997.

4.  COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is party to certain lawsuits and claims arising in the ordinary course of business. While the outcome of lawsuits and claims cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the Company's financial condition, results of operations

                          EDGE PETROLEUM CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or cash flows. The Company is not currently a party to any litigation that it believes could have a material adverse effect on the financial position of the Company.



     Additionally, the Company's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stricter environmental legislation and regulations could continue. To the extent laws are enacted or other governmental action is taken that restricts the drilling or imposes environmental protection requirements that result in increased costs to the oil and natural gas industry in general, the business and prospects of the Company could be adversely affected.

     At December 31, 1997, the Company was obligated under a noncancelable operating lease for office space. Following is a schedule of the remaining future minimum lease payments under this lease:

                          1998                        $ 263,256
                          1999                          267,957
                          2000                          267,957
                          2001                          267,957
                          2002-2003                     312,616
                                                    ------------
                          Total                     $ 1,379,743
                                                    ============

     Rent expense for the years ended December 31, 1997, 1996 and 1995 was $214,143, $204,376 and $165,317, respectively.

5.  INCOME TAXES

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes in accordance with SFAS No. 109.

     Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 and 1996 are as follows:

                                                                                1997              1996
                                                                           ----------------  ---------------
Deferred tax liability:
     Book basis of oil and gas properties in excess of tax basis                $2,246,201
     Loss allowed for tax purposes in excess of book
         loss from Old Edge's partnership interest in
           the Joint Venture                                                                     $  920,119
     Other                                                                                              538
                                                                                -----------  ---------------
Total                                                                            2,246,201          920,657
Deferred tax asset:
     Tax basis of oil and gas properties in excess of book basis                 2,046,680
     Net operating laoss carryforwards                                                              620,033
     Statutory depletion carry forward                                             140,390
     Other                                                                          59,131           51,951
                                                                                -----------  ---------------
Total                                                                            2,246,201          671,984
                                                                                -----------  ---------------
Net deferred tax liability                                                      $        -   $      248,673
                                                                                ===========  ===============

                          EDGE PETROLEUM CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The differences between the federal income taxes calculated at the statutory rate and the Company's income tax expense is summarized as follows:

                                                                       1997              1996               1995
                                                                  ------------       -----------         ----------
Statutory federal income taxes                                     $ 1,338,753         $ 394,675          $ 377,575
Non-statutory stock options                                           (224,617)
Income not taxable to the Company                                      (66,961)
Expense not deductible for tax purposes                                 10,483             7,546             19,513
Net tax assets of acquired entities                                 (1,057,658)
Change in valuation allowance                                                             (7,546)
                                                                   -----------         ---------          ---------
Income tax expense                                                 $        -          $ 394,675          $ 397,088
                                                                   ===========         =========          ==========


     The Company's unrecognized net deferred tax assets have been substantially utilized as of December 31, 1997, and should the Company have taxable income in future periods, a provision for tax expense will be provided.

     Pro forma provision for income taxes for the years ended December 31, 1997, 1996 and 1995 has been presented to reflect the Company's income taxes that would have been reported had the Company owned all of the interests in the Joint Venture since inception (April 8, 1991).

                                                                              Year Ended December 31,
                                                                     ----------------------------------------------
                                                                         1997             1996              1995
                                                                     -----------      -----------       -----------
Income before income taxes                                           $ 3,825,009      $ 1,127,646       $ 1,078,780

Income tax at statutory rate                                         $ 1,338,753        $ 394,675         $ 377,575
Non-deductible items                                                      10,483            7,546            19,513
Income not taxable to the Company                                        (66,961)
Non-statutory stock options                                             (224,617)
Net tax assets of acquired entities                                   (1,057,658)
Change in valuation allowance                                                            (402,221)         (397,088)
                                                                     -----------      -----------       -----------
Pro forma net income                                                 $ 3,825,009      $ 1,127,646       $ 1,078,780
                                                                     ===========      ===========       ===========
Pro forma basic earnings per share                                   $      0.53      $      0.24       $      0.23
Pro forma diluted earnings per share                                 $      0.52      $      0.24       $      0.23
Pro forma weighted average number
  of common shares outstanding                                         7,274,617        4,701,361         4,701,361
Pro forma weighted average number
  of common shares outstanding                                         7,320,400        4,701,361         4,701,361


6. EMPLOYEE BENEFIT PLANS

     Effective July 1, 1997 the Company established a defined-contribution 401(k) Savings & Profit Sharing Plan Trust (the "Plan") covering employees of the Company who are age 21 or older. The Company's matching contributions to the Plan are discretionary. For the year ended December 31, 1997 the Company contributed $40,954 to the Plan.


7. EQUITY AND STOCK PLANS

     On March 3, 1997 the Combination Transactions were consummated resulting in the issuance of 4,701,363 shares to the predecessor owners of the Combined Assets (See Note 1). In addition, during March 1997, the Company completed its Offering issuing 2,760,000 shares at $16.50 per share. Net proceeds totaled $40 million, net of offering cost of approximately $5.4 million.

                          EDGE PETROLEUM CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In conjunction with the Offering, the Company established the Incentive Plan of Edge Petroleum Corporation (the "Incentive Plan"). The Incentive Plan is discretionary and provides for the granting of awards, including options for the purchase of the Company's Common Stock ("Common Stock") and for the issuance of restricted and or unrestricted Common Stock to directors, officers, employees and independent contractors of the Company. The options and restricted stock granted to date vest over 3-10 years. An aggregate of 1,000,000 shares of Common Stock have been reserved for grants under the Incentive Plan, of which 101,971 shares were available for future grants at December 31, 1997 (these shares include only those as issued under the Incentive Plan). Shares of Common Stock awarded as restricted stock are subject to restrictions on transfer and subject to risk forfeiture until earned by continued employment or service or achievement of certain performance milestones. During 1997, 250,586 shares of restricted stock were awarded having a market value of $16.50 per share as of the award date. The total market value of such awards has been recorded as unearned compensation-restricted stock and is shown as a separate component of shareholders' equity. The unearned compensation-restricted stock is amortized to operations over the related vesting period. Such unearned compensation expense amounted to $ 513,393 in 1997.

     In addition, as of the date of the Combination Transactions, Old Edge had in place a stock incentive plan which was administered by non-employee members of the Board of Directors of Old Edge. Prior to the Combination, two executives of the Company each held outstanding options for the purchase of 2,193 shares of Old Edge Common Stock granted under the Old Edge incentive plan. Upon completion of the Combination Transactions, such options were converted into incentive stock options for the purchase of an aggregate of 97,844 (48,922 for each of the two individuals) shares of Common Stock of the Company (such number of shares of Common Stock as would have existed if such options had been exercised immediately prior to the Combination Transactions). After adjustment for such conversion, the option price per share of Common Stock for each of the two grants was approximately $ 4.09 and $2.04, respectively. These amounts are included within options granted during 1997 in the table below.

     A summary of the status of the Company's stock options and changes as of and for the year ended December 31, 1997 are presented below:

                                                1997
                               ---------------------------------------
                                                   Weighted Avg.
                                   Shares          Exercise Price
                              ----------------- ---------------------

Outstanding, January 1                 -
Granted                          773,040             $ 14.80
Forfeited                        (27,753)              16.50
Exercised                        (48,922)               2.04
                                ---------
Outstanding, December 31         696,365             $ 15.63
                                =========
Exercisable, December 31          48,922             $  4.09
                                  ======


                                     Options Outstanding as of December 31, 1997              Options Exercisable
                              -------------------------------------------------------    ------------------------------
                                                      Weighted
                                                      Average             Weighted                         Weighted
          Range of                 Shares            Remaining             Average          Shares          Average
       Exercise Price           Outstanding       Contractual Life     Exercise Price    Exercisable    Exercise Price
       --------------           -----------       ----------------     --------------    -----------    --------------
            $4.09                  48,922                     -             $  4.09         48,922         $ 4.09
           $16.50                 696,365                   4.9             $ 16.50              -             -


                          EDGE PETROLEUM CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company applies the intrinsic value based method of APB No.25 in accounting for its stock options. Accordingly, no compensation expense has been recognized for any stock options granted. Had compensation expense for the Company's stock options granted during the year ended December 31, 1997 been determined based on the fair value at the grant dates, consistent with the methodology prescribed by SFAS No.123, the Company's net income and earnings per share would have been reduced to the amounts indicated below based on the Black-Scholes option pricing model (the "Model") adapted for the use in valuing stock options. The estimated values under the Model are based on the following assumptions: expected volatility based on historical volatility of daily Common Stock Prices (41%), a risk free rate of return based on a discount rate which approximates the U.S. Treasury rate at the time of the grant, no dividend yields, an expected option exercise period of 8 years (with the exercise occurring at the end of such period) and a forfeiture rate of 10% over the vesting period of such options.


                                          1997
                                       ----------

Net Income:
      As reported                     $ 3,825,009
      Pro forma                         3,454,671

Earnings Per Share:
      Basic as reported               $      0.53
      Diluted as reported                    0.52

      Pro forma basic                 $      0.22
      Pro forma diluted                      0.22


     The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128.


                                           Year Ended December 31, 1997
                                      -------------------------------------
                                        Income        Shares     Per-Share
                                      (Numerator) (Denominator)    Amount
                                      ----------- -------------  ----------

BASIC EPS
Income available to common
  stockholders                        $ 3,825,009     7,274,617    $   0.53

EFFECT OF DILUTIVE SECURITIES
Common stock options                            -        45,783       (0.01)
                                      ----------- -------------  ----------
DILUTED EPS
Income available to common
  stockholders                        $ 3,825,009     7,320,400    $   0.52
                                      =========== =============  ==========


     For the two years ended December 31, 1996 and 1995 there were no dilutive stock options outstanding.

8.  RELATED PARTY TRANSACTIONS

     The Company incurred management fees from the general partners of Edge Group II of $66,623 and $266,480 for the year ended December 31, 1996 and 1995, respectively. Included in accounts payable to related party at December 31, 1996 was $1,332,450, representing accrued management fees due the general partners. These fees were settled with the general partners of Edge Group II as a component of the Edge Group II exchange offer executed February 25, 1997.

                          EDGE PETROLEUM CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     At December 31, 1997 and 1996, included in receivables from related parties, was $85,681 and $26,889, representing amounts due from directors and employees of the Company.

     At December 31, 1996 the Company was liable to a shareholder of Old Edge for $1,300,000 of notes payable. The respective liability was repaid during March 1997 with proceeds from the Offering (See Note 3).

     The Company receives revenue from various related parties for maintaining certain oil and natural gas properties. Representation fees amounted to $25,500, $30,000 and $24,000 for the three years ended December 31, 1997, 1996 and 1995, respectively.  At December 31, 1997 and 1996,  $20,624 and $10,188,
respectively, of representation fees due the Company were included in receivables from related parties.

    In May 1992, the Company became the managing venturer of the Essex Royalty Joint Venture ("Essex") and the Company entered into a management agreement with Essex. In September 1994, the Company became the managing venturer of the Essex Royalty Joint Venture II ("Essex II") and the Company entered into a management
agreement with Essex II.   Under the management agreements with Essex and Essex
II (collectively, the "Essex Joint Ventures"), the Company receives a monthly management fee for managing the Essex Joint Ventures, the general partner of each of which is a related party. For each of the three years ended December 31, 1997, the Company recorded management fees totaling $120,000, and have recorded these amounts as a reduction of general and administrative expenses.
In addition, these agreements stipulate that the Company is entitled to be reimbursed for certain direct general and administrative expenses and other reimbursable costs. Such amounts invoiced by the Company to the Essex Joint Ventures for the years ended December 31, 1997, 1996 and 1995 amounted to $61,746, $67,000 and $40,250, respectively. At December 31, 1997 and 1996, the
Company had a receivable from the Essex Joint Ventures of $258,887 and $172,000, respectively, relating to these management fees, direct expenses, and costs.

9.  SUPPLEMENTAL FINANCIAL QUARTERLY RESULTS (UNAUDITED):


                                                             4th            3rd           2nd          1st
                                                            Quarter        Quarter       Quarter      Quarter
                                                          -----------    ---------      --------    --------
                                                               (in thousands except per share amounts)
1997
   Revenues                                                    $ 3,810      $ 3,201      $ 3,016      $ 3,441
   Operating expenses                                            3,172        2,451        2,525        2,213
   Gross profit                                                    638          750          491        1,228
   Other income and expenses                                       134          266          615         (297)
   Net income                                                      772        1,016        1,106          931
   Pro forma basic earnings per share                          $  0.10      $  0.13      $  0.14      $  0.16
   Pro forma diluted earnings per share                           0.10         0.13         0.14         0.16

1996
   Revenues                                                    $ 2,614      $ 2,031      $ 1,797      $ 1,277
   Operating expenses                                            1,848        1,460        1,121        1,537
   Gross profit                                                    766          571          676         (260)
   Other income and (expenses)                                    (313)        (350)        (317)         (41)
   Minority interest                                              (344)         (98)        (199)         209
   Net income (loss)                                               109          123          160          (92)
   Pro forma basic earnings per share                          $  0.02      $  0.03      $  0.03      $ (0.02)
   Pro forma diluted earnings per share                           0.02         0.03         0.03        (0.02)




     The sum of the individual quarterly pro forma net income per share amounts may not agree with year-to-date pro forma net income per share amounts as a result of each period's computation being based on the weighted average number of common shares outstanding during that period.

                          EDGE PETROLEUM CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10. SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

     This footnote provides unaudited information required by Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Natural Gas Producing Activities."

  CAPITALIZED COSTS - Capitalized costs and accumulated depletion, depreciation and amortization relating to the Company's oil and natural gas producing activities, all of which are conducted within the continental United States, are summarized below:


                                                                                        December 31,
                                                                     ------------------------------------------------
                                                                        1997                1996                1995
                                                                     -----------         ---------         ----------
Oil and natural gas properties                                     $ 16,100,052        $ 9,975,074        $ 7,085,245
Unproved oil and natural gas properties                              22,937,927          3,884,966          1,944,552
Accumulated depletion, depreciation and
  amortization                                                       (5,698,270)        (3,210,838)        (1,746,663)
                                                                   ------------       ------------        -----------
Net capitalized cost                                               $ 33,339,709       $ 10,649,202        $ 7,283,134
                                                                   ------------       ------------        -----------


  COSTS INCURRED - Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below:


                                                                            Year Ended December 31,
                                                               ---------------------------------------------
                                                                  1997              1996              1995
                                                               ----------       ---------          ---------
Acquisition Cost:
        Unproved                                              $17,659,706      $ 4,489,740        $ 3,658,573
        Proved                                                                                         91,025
Exploration costs                                               8,640,530        2,669,082          2,642,025
Development costs                                               1,207,771        2,342,831          1,149,548
                                                              -----------      -----------        -----------
        Gross costs incurred                                   27,508,007        9,501,653          7,541,171
Less proceeds from the sales of prospects                       2,325,418        2,229,835          4,008,189
                                                              -----------      -----------        -----------
        Net cost incurred                                     $25,182,589      $ 7,271,818        $ 3,532,982
                                                              -----------      -----------        -----------

     Gross costs incurred excludes sales of proved and unproved oil and natural gas properties which were accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

  RESULTS OF OPERATIONS - Results of operations for the Company's oil and natural gas producing activities are summarized below:

                                                                             Year Ended December 31,
                                                                 ---------------------------------------------
                                                                    1997              1996              1995
                                                                 ---------------------------------------------
Oil and natural gas revenues                                   $ 13,468,042       $ 7,719,478      $ 2,040,446
Oil and natural gas operating expenses                            1,459,291         1,063,552          570,637
Production taxes                                                    871,357           536,533          115,801
Depletion, depreciation and amortization                          2,483,539         1,351,113          557,657
                                                                 ---------------------------------------------
   Results of operations                                        $ 8,653,855       $ 4,768,280        $ 796,351
                                                                 ---------------------------------------------

  RESERVES - Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can reasonably be expected to be recovered through existing wells with existing equipment and operating methods. Proved oil and natural gas reserve quantities for the periods presented are based on estimates prepared by Ryder Scott
Company ("Ryder Scott"), independent petroleum engineers. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

                          EDGE PETROLEUM CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company's net ownership interests in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below. These quantities include the minority interest in the Joint Venture as the Joint Venture is consolidated with Old Edge for the years ended December 31, 1996 and 1995 (see Note 1).

                                                                                            Natural Gas
                                                                                              (Mcf)
                                                                                      Year Ended December 31,
                                                                         ---------------------------------------------
                                                                            1997               1996            1995
                                                                         ------------       ----------      ----------
Proved developed and undeveloped reserves
        Beginning of year                                                  13,417,000        8,821,000       3,673,000
        Revisions of previous estimates                                    (5,397,141)      (1,178,453)        277,863
        Purchases of natural gas properties                                                                  1,047,000
        Extensions and discoveries                                         25,402,000        8,154,000       6,247,000
        Sales of natural gas properties                                                        (63,442)     (1,910,962)
        Production                                                         (4,298,859)      (2,316,105)       (512,901)
                                                                         ------------       ----------      ----------
            End of Year                                                    29,123,000       13,417,000       8,821,000
                                                                         ============       ==========      ==========
Proved developed reserves at year end                                      17,866,000       11,301,000       6,692,000
                                                                         ============       ==========      ==========
Minority interest:
       Proved developed and undeveloped, end of year                                         9,517,483       6,257,265
                                                                                            ==========      ==========
       Proved developed, end of year                                                         8,016,477       4,747,037
                                                                                            ==========      ==========


                                                                             Oil, Condensate and Natural Gas Liquids
                                                                                              (Bbls)
                                                                                        Year Ended December 31,
                                                                       -----------------------------------------------
                                                                           1997                1996              1995
                                                                       ----------           ---------       ----------
Proved developed and undeveloped reserves
        Beginning of year                                                 642,714             708,933          368,160
        Revisions of previous estimates                                  (147,917)            (36,746)         156,687
        Purchases of oil properties                                                                              6,275
        Extensions and discoveries                                        537,029             245,703          278,268
        Sales of oil properties                                                              (165,951)         (36,572)
        Production                                                       (165,640)           (109,225)         (63,885)
                                                                       ----------           ---------       ----------
            End of Year                                                   866,186             642,714          708,933
                                                                       ==========           =========       ==========
Proved developed reserves at year end                                     646,009             569,856          652,843
                                                                       ==========           =========       ==========
Minority interest:
       Proved developed and undeveloped, end of year                                          455,916          502,889
                                                                                            =========       ==========
       Proved developed, end of year                                                          404,233          463,101
                                                                                            =========       ==========

                          EDGE PETROLEUM CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  STANDARDIZED MEASURE - The Standardized Measure of Discounted Future Net Cash Flows ("Standardized Measure") relating to the Company's ownership interests in proved oil and natural gas reserves for each of the three years ended December 31, 1997 is shown below:

                                                                           Year Ended December 31,
                                                                --------------------------------------------
                                                                    1997             1996             1995
                                                                -----------      -----------      ----------
Future cash inflows                                            $ 83,454,087     $ 63,446,170     $ 31,011,202
Future oil and natural gas operating expenses                   (16,228,391)      (9,590,565)      (5,906,519)
Future development costs                                         (5,957,039)        (982,603)        (641,475)
Future income tax expenses                                      (16,575,185)     (13,797,568)      (5,883,983)
                                                               ------------     ------------     ------------
Future net cash flows                                            44,693,472       39,075,434       18,579,225
10% discount factor                                             (13,450,819)      (8,875,265)      (4,633,593)
Standardized measure of discounted future                      ------------     ------------     ------------
        net cash flows                                         $ 31,242,653     $ 30,200,169     $ 13,945,632
                                                               ------------     ------------     ------------

     The Standardized Measure reflects the consolidation of the Joint Venture for the years ended December 31, 1996 and 1995. The minority interest's share of Standardized Measure is $21,422,792 and $9,892,474, at December 31, 1996 and 1995, respectively.

     The Standardized Measure and changes therein have been computed by Ryder Scott as follows. Future cash in flows are based on the application of year-end prices of oil and natural gas to year-end quantities of proved oil and natural gas reserves. Future oil and natural gas operating expenses and development costs are based primarily on estimates prepared by the Company's petroleum engineers and provided to Ryder Scott, of expenditures to be incurred in developing and producing the Company's proved oil and natural gas reserves at the end of the year, using year end costs and assuming the continuation of existing economic conditions.

     Future income taxes are based on year-end statutory rates. A discount factor of 10% was used to reflect the timing of future net cash flows. The Standardized Measure is not intended to represent the replacement cost or fair market value of the Company's oil and natural gas properties.

     The Standardized Measure does not purport, nor should it be interpreted, to present the fair value of the Company's oil and natural gas reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

  CHANGES IN STANDARDIZED MEASURE - Changes in Standardized Measure relating to proved oil and gas reserves are summarized below:

                                                                           Year Ended December 31,
                                                                --------------------------------------------
                                                                    1997             1996             1995
                                                                -----------      -----------      ----------
Changes due to current year operations:
   Sales of oil and natural gas, net of oil and natural
     gas operating expenses                                    $(11,137,394)    $ (6,358,807)    $(1,354,008)
   Sales of oil and natural gas properties                                        (1,884,221)     (3,113,415)
   Extensions and discoveries                                    34,003,639       22,901,796      10,194,038
   Purchases of oil and natural gas properties                                                       540,345
Changes due to revisions in standardized variables:
   Prices and operating expenses                                (15,703,096)       8,668,053         408,398
   Revisions of previous quantity estimates                      (8,897,696)      (2,970,834)      1,935,454
   Estimated future development costs                            (4,974,436)        (341,128)         62,740
   Income taxes                                                   3,116,093       (5,728,481)     (2,330,338)
   Accretion of discount                                          3,942,563        1,744,261         794,640
   Production rates (timing) and other                              692,811          223,898          27,926
                                                                -----------      -----------      ----------
Net change                                                        1,042,484       16,254,537       7,165,780
Beginning of year                                                30,200,169       13,945,632       6,779,852
                                                                -----------      -----------      ----------
End of year                                                    $ 31,242,653     $ 30,200,169     $13,945,632
                                                                -----------      -----------      ----------

                          EDGE PETROLEUM CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Sales of oil and natural gas, net of oil and natural gas operating expenses are based on historical pre-tax results. Sales of oil and natural gas properties, extensions and discoveries, purchases of minerals in place and the changes due to revisions in standardized variables are reported on a pre-tax discounted basis, while the accretion of discount is presented on an after tax basis.



                                  * * * * * *