Form 10-Q
period 1998-03-31
EDGE PETROLEUM CORP
filed 1998-05-13
CIK 1021010

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended MARCH 31, 1998

                                      OR

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

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

                                Yes  X     No
                                    ---       ---


     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                           Outstanding at May 12, 1998
       ------------                        ---------------------------
       Common Stock                                7,760,869

                            PART I. FINANCIAL INFORMATION


Item 1. Financial Statements
EDGE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                            MARCH 31,       DECEMBER 31,
                                                              1998             1997
                                                          -----------      -------------
ASSETS                                                    (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                              $ 1,365,049      $ 3,777,950
   Accounts receivable, trade                               2,742,558        2,394,497
   Accounts receivable, joint interest owners, net          3,242,953        6,547,619
   Receivable from related parties                            321,923          385,192
   Other current assets                                       303,621          352,571
                                                          -----------      -----------
       Total current assets                                 7,976,104       13,457,829

PROPERTY AND EQUIPMENT, Net - full cost method of
 accounting for oil and natural gas properties             41,760,870       36,662,521

INVESTMENT IN FRONTERA                                      3,628,264        3,628,264

OTHER ASSETS                                                   24,695           17,232
                                                          -----------      -----------
TOTAL ASSETS                                               53,389,933      $53,765,846
                                                          -----------      -----------
                                                          -----------      -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable, trade                                $ 3,782,382       $4,794,037
   Accounts payable to related party                                            40,000
   Accrued liabilities                                        965,057        1,020,645
                                                          -----------      -----------
       Total current liabilities                            4,747,439        5,854,682
                                                          -----------      -----------
DEFERRED INCOME TAXES                                         217,812
                                                          -----------      -----------
       Total liabilities                                    4,965,251        5,854,682
                                                          -----------      -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 5,000,000 shares
    authorized; none outstanding
   Common stock, $.01 par value; 25,000,000 shares
    authorized; 7,760,869 shares issued and outstanding        77,609           77,609
   Additional paid-in capital                              47,629,822       47,629,822
   Retained earnings                                        4,183,475        3,825,009
   Unearned compensation - restricted stock                (3,466,224)      (3,621,276)
                                                          -----------      -----------
       Total stockholders' equity                          48,424,682       47,911,164
                                                          -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $53,389,933      $53,765,846
                                                          -----------      -----------
                                                          -----------      -----------

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                     -------------------------
                                                        1998           1997
                                                     ----------     ----------
                                                            (UNAUDITED)
OIL AND NATURAL GAS REVENUES                         $3,785,666     $3,441,001

OPERATING EXPENSES:
   Oil and natural gas operating expenses               671,184        628,413
   Depletion, depreciation and amortization           1,046,977        615,764
   General and administrative expenses                1,406,276        920,580
   Unearned compensation expense                        155,052         48,238
                                                     ----------     ----------
       Total operating expenses                       3,279,489      2,212,995
                                                     ----------     ----------

OPERATING INCOME                                        506,177      1,228,006

OTHER INCOME AND (EXPENSE):

   Interest expense                                                   (180,307)
   Interest income                                       46,045        108,226
                                                     ----------     ----------
INCOME BEFORE INCOME TAXES                              552,222      1,155,925

INCOME TAX EXPENSE                                      193,756        224,574
                                                     ----------     ----------
NET INCOME                                           $  358,466     $  931,351
                                                     ----------     ----------
                                                     ----------     ----------
BASIC EARNINGS PER SHARE                             $     0.05          $0.16
                                                     ----------     ----------
                                                     ----------     ----------
DILUTED EARNINGS PER SHARE                           $     0.05          $0.16
                                                     ----------     ----------
                                                     ----------     ----------
BASIC WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                            7,760,869      5,872,144
                                                     ----------     ----------
                                                     ----------     ----------
DILUTED WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                            7,794,098      5,889,589
                                                     ----------     ----------
                                                     ----------     ----------

See accompanying notes to consolidated finacial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

                                                                                                UNEARNED
                                              COMMON STOCK        ADDITIONAL                  COMPENSATION -     TOTAL
                                         ---------------------      PAID-IN       RETAINED      RESTRICTED    STOCKHOLDERS'
                                          SHARES       AMOUNT       CAPITAL       EARNINGS        STOCK          EQUITY
BALANCE, JANUARY 1, 1998                 7,760,869     $77,609    $47,629,822    $3,825,009   $(3,621,276)    $47,911,164

Amortization of unearned compensation-
 restricted stock (unaudited)                                                                     155,052         155,052

   Net income (unaudited)                                                           358,466                       358,466
                                         ---------     -------    -----------    ----------   -----------     -----------
BALANCE, MARCH 31, 1998
 (unaudited)                             7,760,869     $77,609    $47,629,822    $4,183,475   $(3,466,224)    $48,424,682
                                         ---------     -------    -----------    ----------   -----------     -----------
                                         ---------     -------    -----------    ----------   -----------     -----------

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                               ---------------------------
                                                                    1998           1997
                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $    358,466    $   931,351
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depletion, depreciation and amortization                    1,046,977        615,764
      Deferred income taxes                                         193,756        224,574
      Unearned compensation expense                                 155,052         48,238
   Changes in assets and liabilities:
      Accounts receivable, trade                                   (348,061)      (133,976)
      Accounts receivable, joint interest owners, net             3,304,666     (1,802,249)
      Receivable from related parties                                63,269        (35,573)
      Other current assets                                           48,950       (325,071)
      Other assets                                                   (7,463)         9,382
      Accounts payable, trade                                    (1,011,655)        29,065
      Accounts payable to related party                             (40,000)
      Accrued interest payable                                                     (74,354)
      Accrued liabilities                                           (31,532)      (603,376)
                                                                -----------    -----------
           Net cash provided by (used in) operating
            activities                                            3,732,425     (1,116,225)
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Oil and natural gas property and equipment purchases          (7,928,450)    (2,109,498)
   Proceeds from the sale of oil and natural gas properties       1,783,124
                                                                -----------    -----------
           Net cash used in investing activities                 (6,145,326)    (2,109,498)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                      867,350
  Payment on notes payable                                                     (11,017,348)
  Payment on long-term notes payable                                              (379,410)
  Payment on related party subordinated loans                                   (1,300,000)
  Net proceeds from issuance of common stock                                    41,151,873
                                                                -----------    -----------
           Net cash provided by financing activities                            29,322,465
                                                                -----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (2,412,901)    26,096,742

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    3,777,950      1,543,228
                                                                -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $  1,365,049    $27,639,970
                                                                -----------    -----------
                                                                -----------    -----------
SUPPLEMENTAL CASH FLOW DISCLOSURES - Cash paid for interest                    $   254,661

NON-CASH TRANSACTIONS:
  Combination transactions                                                     $ 3,599,635
  Deferred offering costs at December 31, 1996 capitalized
   to equity                                                                   $ 1,006,379

See accompanying notes to consolidated financial statements.

  EDGE PETROLEUM CORPORATION
  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


          The financial statements included herein have been prepared by Edge Petroleum Corporation, a Delaware corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications do not affect net income. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Comprehensive Income - The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in the Company's financial statements. Comprehensive income includes all changes in the Company's equity except investments by and distributions to owners and includes, among other things, foreign currency translation adjustments. This standard is effective for financial statements for periods beginning after December 15, 1997. The adoption of SFAS No. 130 had no material effect on the Company's financial condition or results of operations as the Company currently has no items of other comprehensive income.

  2. NOTES PAYABLE AND LONG TERM DEBT

          During July 1995, the Company entered into a revolving credit facility (the "Revolving Credit Facility") with a bank to finance temporary working capital requirements. The Revolving Credit Facility provided up to $20,000,000 in borrowings limited by a borrowing base (as defined by the Revolving Credit Facility). The Revolving Credit Facility provided for interest at the lender's prime rate plus 0.75%. The borrowing base was subject to review by the bank on a quarterly basis and could be adjusted subject to the provisions of the Revolving Credit Facility. On March 3, 1997 the Company repaid the outstanding balance of $11,017,348 plus accrued interest with proceeds from the initial public offering. Effective April 1, 1998, the Company amended and restated its Revolving Credit Facility to provide a revolving line of credit of up to $100 million bearing interest at a floating rate equal to LIBOR plus 1.5% - 2% depending on the level of borrowing base utilization. The Company's initial borrowing base authorized by the banks is approximately $15 million. Beginning
     September 1, 1998, the borrowing base will be redetermined semi-annually by unanimous consent of the banks and from time to time at the Company's or the bank's request. Beginning May 1, 1998 and on the first day of each month thereafter, the borrowing base is required to be reduced by $525,000.

     The Revolving Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of its oil and natural gas properties or other collateral, engaging in merger or consolidation transactions and prohibitions of dividends and certain distributions of cash or properties and certain liens. The Revolving Credit Facility also contains the following financial covenants: (i) tangible net worth (total assets exclusive of certain intangibles minus liabilities) must be at least $43 million plus 50% of positive net income and 100% of equity raised for all quarterly periods subsequent to December 31, 1997; (ii) the ratio at the end of any quarter of cash flow (net income plus proceeds of certain project sales, depletion, depreciation, amortization and other non-cash expenses less non-cash net income for such quarter) must be at least 1.25 to 1.00; and (iii) the ratio at the end of any quarter of EBIT (net income plus interest expense and taxes, excluding non-cash, extraordinary expenses and income) to interest expense for the proceeding 12-month period must be at least 4.5 to 1.00. The Revolving Credit Facility is secured by substantially all the assets of the Company.

  3. EARNINGS PER SHARE

           During 1997, the Company implemented SFAS No. 128 - "Earnings per Share," which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. The earnings per share data for prior years has been restated following the standards in SFAS No. 128.

          The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128.

                                   THREE MONTHS ENDED MARCH 31, 1998      THREE MONTHS ENDED MARCH 31, 1997
                                --------------------------------------  -------------------------------------
                                  INCOME        SHARES       PER-SHARE     INCOME       SHARES      PER-SHARE
                                (NUMERATOR) (DENOMINATOR)     AMOUNT    (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                ----------- -------------     ------    -----------  -------------    ------
BASIC EPS:
Income available to common
  stockholders                    $358,466     7,760,869       $0.05      $931,351     5,872,144       $0.16

EFFECT OF DILUTIVE SECURITIES:
Common stock options                              33,229                                  17,445
                                  --------     ---------       -----      --------     ---------       -----
DILUTED EPS:
Income available to common
  stockholders                    $358,466     7,794,098       $0.05      $931,351     5,889,589       $0.16
                                  --------     ---------       -----      --------     ---------       -----
                                  --------     ---------       -----      --------     ---------       -----

          The Company was organized through an initial public offering and a series of combination transactions (the "Combination") which were accounted for as a reorganization of entities under common control. Accordingly, for the three months ended March 31, 1997, the number of shares outstanding has been computed assuming that 4,701,361 shares of common stock originally issued in connection with the Combination, effective February 25, 1997, were outstanding from the beginning of the period.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors that have affected certain aspects of the Company's financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q and with the Company's audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Unless otherwise indicated by the context, references herein to the "Company" mean Edge Petroleum Corporation, a Delaware corporation that is the registrant, and its corporate and partnership subsidiaries and predecessors.

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

     The Company acquires 3-D seismic data by organizing and designing regional data acquisition surveys for its proprietary use, as well as through selective participation in regional non-proprietary 3-D surveys. The Company negotiates seismic options for a majority of the areas encompassed by its proprietary surveys, thereby allowing it to secure identified prospect leasehold interests on a non-competitive, pre-arranged basis. In the Company's non-proprietary 3-D survey areas, the Company's technical capabilities allow it to rapidly and comprehensively evaluate large volumes of regional 3-D seismic data, facilitating its ability to identify attractive prospects within a surveyed region and to secure the corresponding leasehold interests ahead of other industry participants.

     The Company's extensive technical expertise has enabled it to internally generate substantially all of its 3-D prospects drilled to date and to assemble a large portfolio of 3-D based drilling prospects. The Company pursues drilling opportunities that include a blend of shallower, normally pressured reservoirs that generally involve moderate costs and risks as well as deeper, over-pressured reservoirs that generally involve greater costs and risks, but have higher economic potential. During the past year, the Company has expanded its relative focus to increase its exposure to exploration opportunities with deeper targets. The Company mitigates its exposure to exploration costs and risk by conducting its operations with industry partners, including major oil companies and large independents, that generally pay a disproportionately greater share of seismic acquisition and, in many instances, leasing and drilling costs than the Company.

     The Company uses the full-cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs that are directly attributable to the Company's acquisition, exploration and development activities are capitalized in a "full-cost pool" as incurred. The Company records depletion of its full-cost pool using the unit of production method. To the extent that such capitalized costs in the full cost pool (net of depletion, depreciation and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to operations. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date.

     Due to the instability of oil and natural gas prices, the Company has entered into, from time to time, price risk management transactions (e.g., swaps and collars) for a portion of its natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits the benefit to the Company of increases in the price of natural gas it also limits the downside risk of adverse price movements. The Company's hedging arrangements apply to only a portion of its production and provide only partial price protection against declines in natural gas prices and limits potential gains from future increases in prices. The Company accounts for these transactions as hedging activities and, accordingly, gains and losses are included in oil and natural gas revenues during the period the hedged transactions occur. During the three months ended March 31, 1998, the Company had in place two natural gas commodity collars with a financial institution one of which expired on January 31, 1998 with the other expiring on April 30, 1998. These collars cover 5,000 MMbtus per day, or approximately 29% of the Company's daily production, with floating floor and ceiling prices ranging between $2.25 and $3.15 per MMbtu, (delivered price basis, Houston Ship Channel), with settlement for each calendar month occurring five business days following the publishing of the Inside F.E.R.C. Gas Marketing Report. Total natural gas production marketed under these arrangements was 450,000 MMbtu for the three months ended March 31, 1998. Included within natural gas revenues for the three months ended March 31, 1998 was $36,700 representing a net gain from current collar activity. Additionally, during the three months ended March 31, 1998, the Company has entered into a collar arrangement with a financial institution that begins and expires on April 1, 1998 and June 30, 1998, respectively. This collar arrangement covers 10,000 MMbtus per day with a floating floor and ceiling price ranging between $2.15 and $2.37 per MMbtu. There was no material hedging activity during the three months ended March 31, 1997.

     The Company's revenue, profitability and future rate of growth and ability to borrow funds or obtain additional capital, and the carrying value of its properties, are substantially dependent upon prevailing prices for oil and natural gas. These prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile, and there can be no assurance that oil and natural gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and natural gas prices could have a material adverse effect on the Company's financial condition, results of operation and access to capital, as well as the quantities of oil and natural gas reserves that the Company may economically produce

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

REVENUE AND PRODUCTION

     Oil and natural gas revenues for the three months ended March 31, 1998 increased 10% from $3.4 million to $3.8 million as compared to the three months ended March 31, 1997. Production volumes for oil and condensate for the three months ended March 31, 1998 increased 45% from 29 MBbls to 42 MBbls as compared to the three months ended March 31, 1997. The increase in oil and condensate production during the three months ended March 31, 1998 increased revenues by $295,929 (based on prior quarter average prices), offset by a 40% decrease in the average oil sales price which decreased revenues by $376,464 (based on current quarter production). Production volumes for natural gas for the three months ended March 31, 1998 increased 29% from 1,022 MMcfs to 1,323 MMcfs as compared to the three months ended March 31, 1997. The increase in natural gas production during the three months ended March 31, 1998 increased revenues by $856,424, offset by a 11% decrease in the average natural gas sales price which decreased revenues by $431,224. The increase in oil and natural gas production was primarily due to 79 gross (34.04 net) new exploratory and development wells being successfully drilled and completed since March 31, 1997 partially offset by normal production declines from existing wells. During the three months ended March 31, 1998 the Company marketed its natural gas produced from a certain gas field under the terms of various fixed volume natural gas contracts. Prices received for production marketed under these agreements averaged $2.26 and $2.38 for the three months ended March 31, 1998 and 1997 respectively.
Total production, (net to the Company's interest) marketed under these agreements for the three-month periods ended March 31, 1998 and March 31, 1997 was approximately 306,000 Mcf and 334,000 Mcf, respectively, representing approximately 19% and 28%, respectively, of total production, on a Mcfe basis. As described above, included within natural gas revenues for the three months ended March 31, 1998 was $36,700 representing gains from current collar activity. The collar settlements increased the effective natural gas sales price by approximately $0.03 per Mcf, or 1%, for the three-month period ended March 31, 1998. There was no material hedging activity during the three months ended March 31, 1997.

     The following table sets forth-certain operational data of the Company for the periods presented:

                                                                             1998 PERIOD COMPARED
                                             THREE MONTHS ENDED                  TO 1997 PERIOD
                                                 MARCH 31,                ----------------------------
                                        -------------------------          INCREASE         % INCREASE
                                           1998           1997            (DECREASE)        (DECREASE)
                                        ----------     ----------         ----------        ----------
Production volumes:
   Oil and condensate (Bbls)                42,139         29,039           13,100             45 %
   Natural gas (Mcf)                     1,323,022      1,022,164          300,858             29 %

   Natural gas equivalents (Mcfe)        1,575,856      1,196,398          379,458             32 %

Average sales prices:
   Oil and condensate ($ per Bbl)       $    13.66     $    22.59         $  (8.93)           (40)%
   Natural gas ($ per Mcf)                    2.43           2.73            (0.30)           (11)%

Operating revenues:
   Oil and condensate                   $  575,456     $  655,991         $(80,535)           (12)%
   Natural gas                           3,210,210      2,785,010          425,200             15 %
                                        ----------     ----------         --------
Total                                   $3,785,666     $3,441,001         $344,665             10 %
                                        ----------     ----------         --------
                                        ----------     ----------         --------

COSTS AND OPERATING EXPENSES

     Oil and natural gas operating expenses for the three months ended March 31, 1998 increased 7% from $628,413 to $671,184 as compared to the three-month period ended March 31, 1997. Oil and natural gas operating expenses were $0.43 per Mcfe and $0.53 Mcfe for the three-month periods ended March 31, 1998 and 1997, respectively. The reduction in oil and natural gas operating expenses on a Mcfe basis is due to the continued emphasis on drilling larger production volume wells which are more efficient to operate.

     Depletion, depreciation and amortization expense ("DD&A") for the three months ended March 31, 1998 increased 70% from $615,764 to $1,046,977 as compared to the three months ended March 31, 1997. Included within DD&A for the three-month periods ended March 31, 1998 and 1997 was $883,825 and $478,142, respectively, representing depletion expense of oil and natural gas property, which increased by 85%. Increased oil and natural gas production increased depletion expense by $151,652 and a 40% increase in the overall depletion rate further increased depletion expense by $254,031. The increase in the depletion rate was primarily due to a 6.3 Bcfe year-end 1997 downward revision to prior year oil and gas reserve estimates. The rate was further increased as a result of increased cost associated with reserve additions since March 31, 1997. Depletion on a unit of production basis for the three-month periods ended March 31, 1998 and 1997 was $0.56 per Mcfe and $0.40 per Mcfe, respectively. The remaining increase in DD&A is due primarily to depreciation of new computer hardware, software and office improvements purchased since March 31, 1997.

     General and administrative expenses ("G&A") for the three months ended March 31, 1998 increased 53% from $920,580 to $1,406,276, as compared to the three-month period ended March 31, 1997. The increase in G&A was primarily attributable to the hiring of additional employees to support the Company's increased level of exploration activities and 3-D project generation and costs associated with being a public company. Included within general and administrative expenses for the three months ended March 31, 1998 and 1997, is $199,855 and $235,000, respectively, of overhead reimbursements and management fees received from various management, operating and seismic agreements. General and administrative expenses on a unit of production basis for the three month periods ended March 31, 1998 and 1997 were $0.89 per Mcfe and $0.77 per Mcfe, respectively.

     Unearned compensation expense for the three months ended March 31, 1998 increased from $48,238 to $155,052 as compared to the three-month period ended March 31, 1997, due to the amortization of restricted stock which was granted during March 1997 contemporaneously with the Company's initial public offering.

     Interest expense for the three months ended March 31, 1997 was $180,307.
No Interest expense was recorded during 1998 as a result of the Company repaying all of its long-term debt during March 1997 with proceeds from the initial public offering.

      Interest income for the three months ended March 31, 1998 decreased from $108,226 to $46,045, compared to the three-month period ended March 31, 1997. The decrease in interest income is due to the overall reduction in invested funds.

     Income tax expense for the three months ended March 31, 1998 decreased from $224,574 to $193,756 as compared to the three-month period ended March 31, 1997. The decrease in income tax expense during the three-month period ended March 31, 1998 is due to reduced earnings of the Company. Additionally, the lower effective tax rate during the three-month period ended March 31, 1997 was due to the utilization of available tax assets. The Company's unrecognized net deferred tax assets have been substantially utilized as of December 31, 1997 and the Company began providing federal income taxes at the statutory rate, which approximates the effective rate, during the first quarter of 1998.

     For the three months ended March 31, 1998, the Company had operating income of $506,177, as compared to operating income of $1,228,006 for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     In March 1997, the Company completed its initial public offering (the "Offering") of 2,760,000 shares of common stock at a public offering price of $16.50 per share. The Offering provided the Company with proceeds of approximately $40 million, net of expenses. The Company used approximately $12.7 million to repay its long-term outstanding indebtedness incurred under its revolving credit facility (the "Revolving Credit Facility"), subordinated loans and equipment loans. The remaining proceeds from the Offering, together with cash flows from operations, were used to fund planned capital expenditures, commitments, other working capital requirements and for general corporate purposes.

     The Company had cash and cash equivalents at March 31, 1998 of $1.4 million, consisting primarily of short-term money market investments, as compared to $3.8 million at December 31, 1997. Working capital was $3.2 million at March 31, 1998, as compared to $7.6 million at December 31, 1997.

     Operating cash flow before changes in working capital was approximately $1.8 million for both three-month periods ended March 31, 1998 and 1997. Operating cash flow, a measure of performance for exploration and production companies, represents cash flows from operating activities prior to charges in assets and liabilities. Operating cash flow should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

     During the three months ended March 31, 1998, the Company continued to reinvest a substantial portion of its cash flows to increase its 3-D project portfolio, improve its 3-D seismic interpretation technology and fund its drilling program. Capital expenditures during the three months ended March 31, 1998 were $7.9 million as compared to $2.1 million during the same period in 1997. The Company's drilling efforts resulted in the drilling of 22 gross (10.29 net) wells in the first quarter of 1998 as compared to 15 gross (4.94 net) wells during the same period in 1997. The Company expects capital expenditures in 1998 to be at least $30 million. A substantial portion of capital expenditures in 1998 will be invested in the Company's portfolio of 3-D prospects to fund drilling activities in an effort to expand its reserve base. In addition, the Company expects to continue to expand and improve its technological and 3-D seismic interpretation capabilities. The Company may seek overseas direct investment opportunities with Frontera Resources Corporation and, particularly in Latin America, with others.

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

REVOLVING CREDIT FACILITY

     During July 1995, the Company entered into a Revolving Credit Facility with a bank to finance temporary working capital requirements. The Revolving Credit Facility provided up to $20,000,000 in borrowings limited by a borrowing base (as defined by the Revolving Credit Facility). The Revolving Credit Facility provided for interest at the lender's prime rate plus 0.75%. The borrowing base was subject to review by the bank on a quarterly basis and could be adjusted subject to the provisions of the Revolving Credit Facility. On March 3, 1997, the Company repaid the outstanding balance of $11,017,348 plus accrued interest with proceeds from the initial public offering. Effective April 1, 1998, the Company amended and restated its Revolving Credit Facility to provide a revolving line of credit of up to $100 million bearing interest at a floating rate equal to LIBOR plus 1.5% - 2% depending on the level of borrowing base utilization. The Company's initial borrowing base authorized by the banks is approximately $15 million. Beginning September 1, 1998, the borrowing base will be redetermined semi-annually by unanimous consent of the banks and from time to time at the Company's or the bank's request. Beginning May 1, 1998 and on the first day of each month thereafter, the borrowing base is required to be reduced by $525,000.

     The Revolving Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of its oil and natural gas properties or other collateral, engaging in merger or consolidation transactions and prohibitions of dividends and certain distributions of cash or properties and certain liens. The Revolving Credit Facility also contains the following financial covenants: (i) tangible net worth (total assets exclusive of certain intangibles minus liabilities) must be at least $43 million plus 50% of positive net income and 100% of equity raised for all quarterly periods subsequent to December 31, 1997; (ii) the ratio at the end of any quarter of cash flow (net income plus proceeds of certain project sales, depletion, depreciation, amortization and other non-cash expenses less non-cash net income for such quarter) must be at least 1.25 to 1.00; and (iii) the ratio at the end of any quarter of EBIT (net income plus interest expense and taxes, excluding non-cash, extraordinary expenses and income) to interest expense for the proceeding 12-month period must be at least 4.5 to 1.00. The Revolving Credit Facility is secured by substantially all the assets of the Company.

FORWARD LOOKING STATEMENTS

     The statements contained in all parts of this document, including, but not limited to, those relating to the Company's drilling plans, its 3-D project portfolio, capital expenditures, use of Offering proceeds, general and administrative expenses on a per unit of production basis, the sufficiency of capital resources and liquidity to support working capital and capital expenditure requirements, reinvestment of cash flows and any other statements regarding future operations, financial results, business plans, sources of liquidity and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe" and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, the Company's dependence on its key personnel, the Company's reliance on technological development and possible obsolescence of the technology currently used by the Company, significant capital requirements of the Company's exploration and development and technology development programs, the potential impact of government regulations, litigation and environmental matters, the Company's ability to manage its growth and achieve its business strategy, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks and other factors detailed in the Company's Form 10-K and other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

                         PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS........................................    None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS................

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

       The net proceeds to the Company from the Offering were $40 million. As of March 31, 1998, the Company has used such net proceeds as follows: (i) to repay $12.7 million of indebtedness, (ii) to make a $3.6 million investment in Frontera Resources Corporation and (iii) capital expenditures of $22.3 million in the Company's drilling plans and its 3-D project portfolios and (iv) the remaining $1.4 million was used to acquire temporary investments. None of such payments were direct or indirect payments to directors or officers of the Company or their associates, to persons owning ten percent or more of any class of equity securities of the Company or to affiliates to the Company.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES..........................    None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - ...    None

ITEM 5 - OTHER INFORMATION........................................    None

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

     4.1 Amended and Restated Credit Agreement, dated as of April 1, 1998, by and between Edge Petroleum Corporation and Edge Petroleum Exploration Company (collectively the "Borrower") and
          Compass Bank, a Texas state chartered banking institution, as Agent for itself and The First National Bank of Chicago and other lenders party thereto.

     4.2 Security Agreement, dated as of April 1, 1998, by and between Edge Petroleum Corporation and Edge Petroleum Exploration Company (collectively the "Debtor") and Compass Bank, a
          Texas state chartered banking institution, as Agent for itself and The First National Bank of Chicago and other lenders party thereto the Credit Agreement.

     4.3 Security Agreement (Stock Pledge), dated as of April 1, 1998, by and between Edge Petroleum Corporation (the "Pledgor") and Compass Bank, a Texas state chartered banking institution, as Agent for itself and The First National Bank of Chicago and other lenders party thereto the Credit Agreement.

     11.1 Computation of Earnings Per Share

     27.1 Financial Data Schedule

     *Incorporated by reference as indicated

         (B)  Reports on Form 8-K......................................  None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            EDGE PETROLEUM CORPORATION,

                               A DELAWARE CORPORATION
                                    (REGISTRANT)


Date           5/13/98                                /s/ John E. Calaway
-----------------------                           ---------------------------
                                                         John E. Calaway
                                                  Chief Executive Officer and
                                                      Chairman of the Board


Date           5/13/98                               /s/ James D. Calaway
-----------------------                           ---------------------------
                                                        James D. Calaway
                                                     President and Director


Date           5/13/98                                /s/ Michael G. Long
-----------------------                           ---------------------------
                                                         Michael G. Long
                                                    Chief Financial Officer


Date           5/13/98                               /s/ Brian C. Baumler
-----------------------                           ---------------------------
                                                        Brian C. Baumler
                                                    Controller and Treasurer