Form 10-Q
period 1998-06-30
EDGE PETROLEUM CORP
filed 1998-08-14
CIK 1021010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                                   Yes X   No
                                                      ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                           Outstanding at August 12, 1998
         ------------                        ------------------------------
         Common Stock                                  7,772,602

                                             PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EDGE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------
                                                                                      June 30,     December 31,
                                                                                        1998           1997
                                                                                    -------------- --------------
ASSETS                                                                               (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                            $ 832,529    $ 3,777,950
   Accounts receivable, trade                                                           2,345,005      2,394,497
   Accounts receivable, joint interest owners, net                                      4,892,104      6,547,619
   Receivable from related parties                                                        238,548        385,192
   Other current assets                                                                   486,656        352,571
                                                                                     ------------   ------------
                Total current assets                                                    8,794,842     13,457,829

PROPERTY AND EQUIPMENT, Net - full cost method of accounting
  for oil and natural gas properties                                                   53,727,867     36,662,521

INVESTMENT IN FRONTERA                                                                  3,628,264      3,628,264

OTHER ASSETS                                                                                7,789         17,232
                                                                                     ------------   ------------
TOTAL ASSETS                                                                         $ 66,158,762   $ 53,765,846
                                                                                     ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable, trade                                                            $ 5,036,693    $ 4,794,037
   Accounts payable to related party                                                                      40,000
   Accrued liabilities                                                                  1,082,132      1,020,645
                                                                                     ------------    -----------
                Total current liabilities                                               6,118,825      5,854,682
                                                                                     ------------    -----------
LONG-TERM DEBT                                                                          8,000,000

DEFERRED INCOME TAXES                                                                   1,350,828
                                                                                     ------------    -----------
                Total liabilities                                                      15,469,653      5,854,682
                                                                                     ------------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01par value; 5,000,000 shares authorized; none outstanding
   Common stock, $.01par value; 25,000,000 shares authorized; 7,772,602 shares
     issued and outstanding                                                                77,726         77,609
   Additional paid-in capital                                                          47,773,722     47,629,822
   Retained earnings                                                                    6,271,446      3,825,009
   Unearned compensation - restricted stock                                            (3,433,785)    (3,621,276)
                                                                                     ------------   ------------
                Total stockholders' equity                                             50,689,109     47,911,164
                                                                                     ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 66,158,762   $ 53,765,846
                                                                                     ============   ============

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

--------------------------------------------------------------------------------------------------------------------------

                                                                     Three Months Ended             Six Months Ended
                                                                          June 30,                      June 30,
                                                                 ---------------------------   ---------------------------
                                                                      1998          1997            1998          1997
OIL AND NATURAL GAS REVENUES                                      $ 3,849,045   $ 3,016,085     $ 7,634,711   $ 6,457,086

OPERATING EXPENSES:
   Oil and natural gas operating expenses                             871,347       670,825       1,542,531     1,299,238
   Depletion, depreciation and amortization                         1,713,437       562,830       2,900,023     1,178,594
   General and administrative expenses                              1,050,516     1,136,249       1,916,827     2,056,829
   Unearned compensation expense                                      176,456       155,051         331,508       203,289
                                                                  -----------   -----------     -----------    ----------
                Total operating expenses                            3,811,756     2,524,955       6,690,889     4,737,950
                                                                  -----------   -----------     -----------    ----------
OPERATING INCOME                                                       37,289       491,130         943,822     1,719,136

OTHER INCOME AND EXPENSE:
   Interest expense                                                   (12,535)       (1,617)        (12,617)     (181,924)
   Interest income                                                     56,049       391,451         102,259       499,677
                                                                  -----------   -----------     -----------    ----------
NET INCOME BEFORE INCOME TAX (EXPENSE) BENEFIT AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                               80,803       880,964       1,033,464     2,036,889

INCOME TAX (EXPENSE) BENEFIT                                          (33,981)      224,574        (367,862)
                                                                  -----------   -----------     -----------   -----------
NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE               46,822     1,105,538         665,602     2,036,889

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                            1,780,835
                                                                  -----------   -----------     -----------   -----------
NET INCOME                                                        $    46,822   $ 1,105,538     $ 2,446,437   $ 2,036,889
                                                                  ===========   ===========     ===========   ===========

BASIC EARNINGS PER SHARE:
  Net income before cumulative effect of accounting change             $ 0.01        $ 0.14          $ 0.08        $ 0.30
  Cumulative effect of accounting change                                                               0.23
                                                                       ------        ------          ------        ------
  Basic earnings per share                                             $ 0.01        $ 0.14          $ 0.31        $ 0.30
                                                                       ======        ======          ======        ======
DILUTED  EARNINGS PER SHARE:
  Net income before cumulative effect of accounting change             $ 0.01        $ 0.14          $ 0.08        $ 0.30
  Cumulative effect of accounting change                                                               0.23
                                                                       ------        ------          ------        ------
  Diluted earnings per share                                           $ 0.01        $ 0.14          $ 0.31        $ 0.30
                                                                       ======        ======          ======        ======
BASIC WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                        7,771,711     7,711,947       7,771,558     6,797,128
                                                                    =========     =========       =========     =========
DILUTED WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                        7,804,165     7,789,065       7,803,393     6,850,812
                                                                    =========     =========       =========     =========


See accompanying accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                       Unearned
                                                 Common Stock          Additional                    Compensation-      Total
                                           -------------------------     Paid-in        Retained      Restricted     Stockholders'
                                              Shares        Amount       Capital        Earnings        Stock           Equity
                                           ----------      --------   ------------    -----------   --------------  --------------
BALANCE,
   JANUARY 1, 1998                          7,760,869      $ 77,609   $ 47,629,822    $ 3,825,009   $ (3,621,276)   $ 47,911,164

   Issuance of restricted common stock
      (unauadited)                             11,733           117        143,900                      (144,017)

   Unearned compensation expense(unaudited)                                                              331,508         331,508

   Net income (unaudited)                                                               2,446,437                      2,446,437
                                           ----------     ---------   ------------    -----------   -------------   ------------
BALANCE,
   JUNE 30, 1998 (unaudited)                7,772,602      $ 77,726   $ 47,773,722    $ 6,271,446   $ (3,433,785)   $ 50,689,109
                                           ==========     =========   ============    ===========   =============   ============


See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

-------------------------------------------------------------------------------------------------------------------------

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                           ------------------------------
                                                                                                  1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                 $ 2,446,437    $ 2,036,889
   Adjustments to reconcile net income to net cash provided by operating activities:
      Cumulative effect of accouning change                                                    (1,780,835)
      Depletion, depreciation and amortization                                                  2,900,023      1,178,594
      Deferred income taxes                                                                       367,862
      Unearned compensation expense                                                               331,508        203,289
   Changes in assets and liabilities:
      Accounts receivable, trade                                                                   49,492     (1,107,589)
      Accounts receivable, joint interest owners, net                                           1,655,515     (3,914,250)
      Receivable from related parties                                                             146,644        (48,799)
      Other current assets                                                                       (134,085)      (295,622)
      Other assets                                                                                  9,443         10,532
      Accounts payable, trade                                                                     242,654      2,807,854
      Accounts payable, related party                                                             (40,000)
      Accrued liabilities                                                                          85,543        114,055
                                                                                              -----------    -----------
                 Net cash provided by operating activities                                      6,280,201        984,953
                                                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Oil and gas property and equipment purchases                                               (19,961,191)    (6,545,289)
   Proceeds from the sale of oil and gas properties                                             2,735,569        250,000
                                                                                              -----------    -----------
                 Net cash used in investing activities                                        (17,225,622)    (6,295,289)
                                                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                                  8,000,000        867,350
  Payment on long-term debt                                                                                  (11,017,348)
  Payment on long-term notes payable                                                                            (387,580)
  Payment on related party subordinated loans                                                                 (1,300,000)
  Net proceeds from issuance of common stock                                                                  41,028,258
                                                                                              -----------   ------------
                Net cash provided by financing activities                                       8,000,000     29,190,680
                                                                                              -----------   ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                           (2,945,421)    23,880,344

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  3,777,950      1,543,228
                                                                                              -----------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                        $ 832,529   $ 25,423,572
                                                                                              ===========   ============

SUPPLEMENTAL CASH FLOW DISCLOSURES - Cash paid for interest, net of amounts capitalized           $ 3,696      $ 256,278

NON-CASH TRANSACTIONS:
  Combination transactions                                                                                   $ 3,599,635
  Deferred offering costs at December 31, 1996 capitalized to equity                                         $ 1,006,379
  Issuance of restricted stock                                                                  $ 144,017    $ 4,134,669

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              The financial statements included herein have been prepared by Edge Petroleum Corporation, a Delaware corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been
       reclassified   to  conform  to  the  current  year   presentation.   Such
       reclassifications do not affect net income. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

              Accounting Change - The Company uses the full-cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs that are directly attributable to the Company's acquisition, exploration and development activities are capitalized in a "full-cost pool" as incurred. In the second quarter of 1998 and effective January 1, 1998, the Company changed its method of accounting for direct internal geological and geophysical ("G&G") costs to one of capitalization of such costs, which are directly attributable to acquisition, exploration and development activities, to oil and natural gas property. Prior to the change the Company expensed these costs as incurred. The Company believes that the accounting change provides for a better matching of revenues and expenses and enhances the comparability of its financial statements with those of other companies that follow the full-cost method of accounting. The $1,780,835 cumulative effect of the change in prior years (after reduction for income taxes of $958,910) is included in income for the six months ended June 30, 1998. The effect of the accounting change on the three months ended June 30, 1998 was to increase net income by $309,902 ($0.03 per share basic and diluted); the effect of the accounting change on the six months ended June 30, 1998 was to increase net income before cumulative effect of accounting change by $574,423 ($0.07 per share basic and diluted) and net income by $2,355,258 ($0.30 per share basic and diluted). The following pro forma amounts reflect the effect of retroactive application of the accounting change on general and administrative expenses, depletion and related income taxes.

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                         ---------------------------   --------------------------
                                                             1998          1997            1998          1997

            Net income                                     $ 46,822    $ 1,286,766      $ 665,602    $ 2,389,789
                                                          =========    ===========      =========    ===========
            Basic earnings per share                         $ 0.01         $ 0.17         $ 0.08         $ 0.35
                                                          =========    ===========      =========    ===========
            Diluted earnings per share                       $ 0.01         $ 0.17         $ 0.08         $ 0.35
                                                          =========    ===========      =========    ===========
            Basic weighted average number of
             common shares outstanding                    7,771,711      7,711,947      7,771,558      6,797,128
                                                          =========    ===========      =========    ===========
            Diluted weighted average number of
             common shares outstanding                    7,804,165      7,789,065      7,803,393      6,850,812
                                                          =========    ===========      =========    ===========

          The effect of the accounting change on the results of operations for the three months ended March 31, 1998 is as follows:

                                                Three Months Ended
                                                  March 31, 1998
                                                 ----------------

     Net income as originally reported               $ 358,466

     Effect of accounting change                       260,231
                                                   -----------
     Income before cumulative effect of
       accounting change                               618,697

     Cumulatiove effect on prior years of
       accounting change                             1,780,835
                                                   -----------
     Net income as restated                        $ 2,399,532
                                                   ===========
     PER SHARE AMOUNTS:

          Basic Earnings Per Share:

     Net income as originally reported                 $ 0.05
     Effect of accounting change                         0.03
                                                       ------
     Income before cumulative effect of
       accounting change                                 0.08

     Cumulative effect on prior years of
       accounting change                                 0.23
                                                       ------
     Net income as restated                            $ 0.31
                                                       ======
     Diluted Earnings Per Share:

     Net income as originally reported                 $ 0.05
     Effect of accounting change                         0.03
                                                       ------
     Income before cumulative effect of
       accounting change                                 0.08

     Cumulative effect on prior years of
      accounting change                                  0.23
                                                       ------
     Net income as restated                            $ 0.31
                                                       ======

2.     NOTES PAYABLE AND LONG TERM DEBT

              During July 1995, the Company entered into a revolving credit facility (the "Revolving Credit Facility") with a bank to finance temporary working capital requirements. The Revolving Credit Facility provided up to $20,000,000 in borrowings limited by a borrowing base, as defined by the Revolving Credit Facility. The Revolving Credit Facility provided for interest at the lender's prime rate plus 0.75%. The borrowing base was subject to review by the bank on a quarterly basis and could be adjusted subject to the provisions of the Revolving Credit Facility. On March 3, 1997, the Company repaid the outstanding balance of $11,017,348 plus accrued interest with proceeds from its initial public offering. Effective April 1, 1998, the Company amended and restated its Revolving Credit Facility to provide a revolving line of credit of up to $100 million bearing interest at a rate equal to prime or LIBOR plus 1.5%
       - 2% depending on the level of borrowing base utilization. The Company's initial borrowing base authorized by the banks was approximately $15 million. Beginning September 1, 1998, the borrowing base will be redetermined semi-annually by unanimous consent of the banks and from time to time at the Company's or the banks' request. Beginning May 1, 1998 and on the first day of each month thereafter, the borrowing base is required to be reduced by $525,000.

              At June 30, 1998, borrowings under this facility totaled $8 million with approximately $5.95 million available for future borrowings. The weighted average interest rate during the three months ended June 30, 1998 was approximately 7.2%. There were no borrowings under the Revolving Credit Facility during the first quarter of 1998.

              The Revolving Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of its oil and natural gas properties or other collateral, engaging in merger or consolidation transactions and prohibitions of dividends and certain distributions of cash or properties and certain liens. The Revolving Credit Facility also contains the following financial covenants: (i) tangible net worth (total assets exclusive of certain intangibles minus liabilities) must be at least $43 million plus 50% of positive net income and 100% of equity raised for all quarterly periods subsequent to December 31, 1997; (ii) the ratio at the end of any quarter of cash flow (net income plus proceeds of certain project sales, depletion, depreciation, amortization and other non-cash expenses less non-cash net income for such quarter) to debt service must be at least 1.25 to 1.00; and (iii) the ratio at the end of any quarter of EBIT (net income plus interest expense and taxes, excluding non-cash, extraordinary expenses and income) to interest expense for the proceeding 12-month period must be at least 4.5 to 1.00. The Revolving Credit Facility is secured by substantially all the assets of the Company.

3.     EARNINGS PER SHARE

              During 1997, the Company implemented Statement of Financial Accounting Standard (SFAS) No. 128 - "Earnings per Share," which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. The earnings per share data for prior years has been restated following the standards in SFAS No. 128.

              The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128.

                                  Three Months Ended June 30, 1998            Three Months Ended Jun 30, 1997
                               -------------------------------------      -------------------------------------

                                  Income       Shares      Per-Share         Income       Shares      Per-Share
                               (Numerator)  (Denominator)    Amount       (Numerator)  (Denominator)    Amount
                               -----------  -------------  ---------      -----------  -------------  ---------
Basic EPS
Income available to common
  stockholders                 $    46,822     7,771,711      $ 0.01      $ 1,105,538     7,711,947      $ 0.14

Effect of Dilutive Securities
  Common stock options                            32,454                                     77,118
                               -----------     ---------     -------      -----------     ---------     -------
Diluted EPS
Income available to common
  stockholders                 $    46,822     7,804,165      $ 0.01      $ 1,105,538     7,789,065      $ 0.14
                               ===========     =========     =======      ===========     =========     =======

                                   Six Months Ended June 30, 1998             Six Months Ended June 30, 1997
                               -------------------------------------      -------------------------------------

                                  Income       Shares      Per-Share         Income       Shares      Per-Share
                               (Numerator)  (Denominator)    Amount       (Numerator)  (Denominator)    Amount
                               -----------  -------------  ---------      -----------  -------------  ---------
Basic EPS
Income available to common
  stockholders                 $ 2,466,437     7,771,558      $ 0.31      $ 2,036,889     6,797,128      $ 0.30

Effect of Dilutive Securities
  Common stock options                            31,835                                     53,684
                               -----------     ---------     -------      -----------     ---------     -------
Diluted EPS

Income available to common
  stockholders                 $ 2,466,437     7,803,393      $ 0.31      $ 2,036,889     6,850,812      $ 0.30
                               ===========     =========     =======      ===========     =========     =======


               The Company was organized through an initial public offering and a series of combination transactions (the "Combination") which were accounted for as a reorganization of entities under common control. Accordingly, for the six months ended June 30, 1997, the number of shares outstanding has been computed assuming that 4,701,361 shares of common stock originally issued in connection with the Combination, effective February 25, 1997, were outstanding from the beginning of the period.

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

Overview

         Edge Petroleum Corporation is an independent energy company engaged in the exploration, development and production of oil and natural gas. Edge conducts its operations primarily along the onshore Gulf Coast with its primary emphasis in South Texas and South Louisiana where it currently controls interests in excess of 267,000 gross acres under lease and option. The Company explores for oil and natural gas by emphasizing an integrated application of highly advanced data visualization techniques and computerized 3-D seismic data analysis to identify potential hydrocarbon accumulations. The Company believes its approach to processing and analyzing geophysical data differentiates it from other independent exploration and production companies and is more effective than conventional 3-D seismic data interpretation methods. The Company also believes that it maintains one of the largest databases of onshore South Texas Gulf Coast 3-D seismic data of any independent oil and natural gas company, and is continuously acquiring additional data within this core region.

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

         The Company's extensive technical expertise has enabled it to internally generate substantially all of its 3-D prospects drilled to date and to assemble a large portfolio of 3-D based prospects for future drilling. The Company pursues drilling opportunities that include a blend of shallower, normally pressured reservoirs that generally involve moderate costs and risks as well as deeper, over-pressured reservoirs that generally involve greater costs and risks, but have higher economic potential. During the past year, the Company has expanded its relative focus to increase its exposure to exploration opportunities with deeper targets. The Company mitigates its exposure to exploration costs and risk by conducting its operations with industry partners, including major oil companies and large independents, that generally pay a disproportionately greater share of seismic acquisition and, in many instances, leasing and drilling costs than the Company.

         The Company uses the full-cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs that are directly attributable to the Company's acquisition, exploration and development activities including, effective Aptil 1, 1998, certain payroll and other internal costs are capitalized in a "full-cost pool" as incurred (See ntoe 1). The Company records depletion of its full-cost pool using the unit of production method. To the extent that such capitalized costs in the full cost pool (net of depletion, depreciation and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated futurenet after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to operations. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date. As of June 30, 1998 no write down of oil and natural gas properties was deemed necessary.

      Due to the instability of oil and natural gas prices, the Company has entered into, from time to time, price risk management transactions (e.g., swaps and collars) for a portion of its natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits the benefit to the Company of increases in the price of natural gas it also limits the downside risk of adverse price movements. The Company's hedging arrangements apply to only a portion of its production and provide only partial price protection against declines in natural gas prices and limits potential gains from future increases in prices. The Company accounts for these transactions as hedging activities and, accordingly, gains and losses are included in oil and natural gas revenues during the period the hedged transactions occur. During the six months ended June 30, 1998, the Company had in place three natural gas commodity collars with a financial institution, expiring on January 31, April 30, and June 30, 1998, respectively. These collars covered 5,000-10,000 MMbtu per day, or approximately 45% of the Company's daily production, with floating floor and ceiling prices ranging between $2.15 and $3.15 per MMbtu, (delivered price basis, Houston Ship Channel), with settlement for each calendar month occurring five business days following the publishing of the Inside F.E.R.C. Gas Marketing Report. Total natural gas production marketed under these arrangements was 1,060,000 Mmbtu and 1,510,000 Mmbtu, respectively, for the three-month and six-month periods ended June 30, 1998. Included within natural gas revenues for the three and six month periods ended June 30, 1998 were $30,000 and $66,700, respectively, representing net gains from current collar activity. Additionally, during the three months ended June 30, 1998, the Company has entered into a collar arrangement with a financial institution that begins and expires on July 1, 1998 and September 30, 1998, respectively. This collar arrangement covers 10,000 MMbtus per day with a floating floor and ceiling price ranging between $2.25 and $2.88 per MMbtu. There was no material hedging activity during the three and six-month periods ended June 30, 1997.

         The Company's revenue, profitability and future rate of growth and ability to borrow funds or obtain additional capital, and the carrying value of its properties, are substantially dependent upon prevailing prices for oil and natural gas. These prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile, and there can be no assurance that oil and natural gas prices will not be subject to wide fluctuations in the future. Oil prices have declined significantly during the past year. A substantial or extended decline in oil and natural gas prices could have a material advers effect on the Company's financial condition, results of operation and access to capital, as well as the quantities of oil and natural gas reserves that the Company may economically produce.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to the Three Months Ended June 30,
1997

Revenue and Production

      Oil and natural gas revenues for the three months ended June 30, 1998 increased 28% from $3 million to $3.8 million, as compared to the three months ended June 30, 1997. Production volumes for oil and condensate for the three months ended June 30, 1998 increased 8% from 37 MBbls to 39 MBbls, as compared to the three months ended June 30, 1997. The increase in oil and condensate production during the three months ended June 30, 1998 increased revenues by $51,961 (based on 1997 comparable quarter average prices), offset by a 36% decrease in the average oil and condensate sales price which decreased revenues by $261,675 (based on current quarter production). Production volumes for natural gas for the three months ended June 30, 1998 increased 25% from 1,213 MMcfs to 1,520 MMcfs, as compared to the three months ended June 30, 1997. The increase in natural gas production during the three months ended June 30, 1998 increased revenues by $594,838, further increased by a 16% increase in the average natural gas sales price which increased revenues by $447,836. The increase in oil and natural gas production was primarily due to 76 gross (33.62 net) new successful exploratory and development wells being drilled and completed since June 30, 1997 offset by normal production declines from existing wells. During the three months ended June 30, 1998 and 1997 the Company marketed its natural gas produced from a certain gas field under the terms of various fixed price natural gas contracts. The terms of the contracts require no minimum volume commitment and provided incremental pricing based on certain levels of production. Prices received for production marketed under these agreements averaged $2.10 and $1.98 for the three months ended June 30, 1998 and 1997, respectively. Total production, (net to the Company's interest) marketed under these agreements for the three-month periods ended June 30, 1998 and June 30, 1997 was approximately 373,000 Mcf and 337,000 Mcf, respectively, representing approximately 21% and 24%, respectively, of total production, on a Mcfe basis. As described above, included within natural gas revenues for the three months ended June 30, 1998 was $30,000 representing gains from current collar activity. The collar settlement increased the effective natural gas sales price by approximately $0.02 per Mcf, or 1%, for the three-months ended June 30, 1998. There was no material hedging activity during the three months ended June 30, 1997.

         The following table sets forth certain operational data of the Company for the periods presented:

                                                 Three Months Ended            1998 Period Compared
                                                       June 30,                   to 1997 Period
                                            ----------------------------     ------------------------
                                                                               Increase   % Increase
                                                1998            1997          (Decrease)   (Decrease)
Production volumes:
   Oil and condensate (Bbls)                     39,351          36,532          2,819         8 %
   Natural gas (Mcf)                          1,520,368       1,212,502        307,866        25 %

   Natural gas equivalents (Mcfe)             1,756,474       1,431,694        324,780        23 %

Average sales prices:
   Oil and condensate ($ per Bbl)               $ 11.78         $ 18.43        $ (6.65)      (36)%
   Natural gas ($ per Mcf)                         2.23            1.93           0.30        16 %

Operating revenues:
   Oil and condensate                         $ 463,658       $ 673,372     $ (209,714)      (31)%
   Natural gas                                3,385,387       2,342,713      1,042,674        45 %
                                            -----------     -----------     ----------
Total                                       $ 3,849,045     $ 3,016,085      $ 832,960        28 %
                                            ===========     ===========     ==========

Costs and Operating Expenses

       Oil and natural gas operating expenses for the three months ended June 30, 1998 increased 30% from $670,825 to $871,347 as compared to the three months ended June 30, 1997, due primarily to increased oil and natural gas production. Oil and natural gas operating expenses were $0.50 per Mcfe and $0.47 per Mcfe for the three-month periods ended June 30, 1998 and 1997, respectively.

       Depletion, depreciation and amortization expense ("DD&A") for the three months ended June 30, 1998 increased 204% from $562,830 to $1.7 million, as compared to the three months ended June 30, 1997. Included within DD&A for the three-month periods ended June 30, 1998 and 1997 was $1.5 million and $477,565, respectively, representing depletion expense of oil and natural gas property, which increased by 220%. Increased oil and natural gas production increased depletion expense by $108,336 and a 164% increase in the overall depletion rate further increased depletion expense by $943,259. The increase in the depletion rate was primarily attributable to downward revisions to oil and natural gas reserve estimates used in computing depletion expense during 1998 and for the year ended 1997. The downward revision in oil and natural gas reserve estimates used to compute 1998 depletion expense was partially due to the drilling of an unsuccessful well on a proved undeveloped prospect during the second quarter of 1998. The depletion rate also increased as a result of increased cost associated with reserve additions since June 30, 1997. Depletion expense was further increased by approximately $171,000 during the three months ended June 30, 1998 due to the change in accounting (See note 1). Depletion expense on a unit of production basis for the three-month periods ended June 30, 1998 and 1997 was $0.87 per Mcfe and $0.33 per Mcfe, respectively. The remaining increase in DD&A is due primarily to depreciation of new computer hardware, software and office improvements purchased since June 30, 1997 and the amortization of deferred loan cost on the new Credit Facility.

       General and administrative expenses ("G&A") for the three months ended June 30, 1998 decreased 8% from $1,136,249 to $1,050,516, as compared to the three months ended June 30, 1997. The decrease in G&A is due to the change in accounting principle, which decreased G&A by $654,777 (See note 1). Excluding the effects of the change in accounting principle, G&A increased by $569,044 which was primarily attributable to the hiring of additional employees to support the Company's increased level of exploration activities and 3-D project generation and costs associated with being a public company. Included within general and administrative expenses for the three months ended June 30, 1998 and 1997, is approximately $224,000 and $159,000, respectively, of overhead reimbursements and management fees received from various management, operating and seismic agreements. General and administrative expenses on a unit of production basis for the three-month periods ended June 30, 1998 and 1997 were $0.60 per Mcfe and $0.79 per Mcfe, respectively.

       Unearned compensation expense for the three months ended June 30, 1998 increased from $155,051 to $176,456, as compared to the three months ended June 30, 1997. The increase is due to the amortization of additional restricted common stock granted to employees and to nonemplyee members of the Board of Directors of the Company during 1998.

       Interest expense for the three months ended June 30, 1998 was $12,535, net of amounts capitalized of $65,484, as compared to $1,617 for the three months ended June 30, 1997. The increase in interest expense is due to borrowings under the Company's Credit Facility during the three-month period ended June 30, 1998. There was no significant debt outstanding during the three-month period ended June 30, 1997.

        Interest income for the three months ended June 30, 1998 decreased from $391,451 to $56,049, as compared to the three months ended June 30, 1997. The decrease in interest income is due to the overall reduction in invested funds.

       Income tax expense for the three months ended June 30, 1998 increased from a tax benefit of $224,574 to tax expense of $33,981, as compared to the three months ended June 30, 1997. Prior to December 31, 1997, the Company's available deferred tax assets and net operating loss carry forwards completely offset the effects of any current or deferred tax expense. The Company began providing federal income taxes at the statutory rate, which approximates the effective rate, during the first quarter of 1998.

       For the three months ended June 30, 1998, the Company had operating income of $37,289 compared to operating income of $491,130 for the three month period ended June 30, 1997, primarily reflecting increased oil and natural gas production and lower general and administrative expenses as a result of the accounting change offset by lower oil and condensate prices and increased operating expenses. Net income was $46,822 for the three months ended June 30, 1998 as compared to net income of $1.1 million for the three-month period ended June 30, 1997.

The Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30,
1997

      Oil and natural gas revenues for the six months ended June 30, 1998 increased 18% from $6.5 million to $7.6 million, as compared to the six months ended June 30, 1997. Production volumes for oil and condensate for the six months ended June 30, 1998 increased 24% from 66 MBbls to 81 MBbls, as compared to the six months ended June 30, 1997. The increase in oil and condensate production increased revenues by $323,550 (based on 1997 comparable period average prices), and a 37% decrease in average oil and condensate sales price decreased revenue by $616,985 (based on current year production). Production volumes for natural gas increased 27% from 2,235 MMcfs to 2,843 MMcfs, as compared to the six months ended June 30, 1997. The increase in natural gas production increased revenues by $1.4 million, further increased by a 1% increase in average natural gas sales price which increased revenues by $75,132. This increase in oil and natural gas production was due to 76 gross (33.62 net) new successful exploratory and development wells being drilled and completed since June 30, 1997 offset by normal production declines from existing wells. During the six months ended June 30, 1998 and 1997 the Company marketed its natural gas produced from a certain gas field under the terms of various fixed price natural gas contracts. The terms of the contracts require no minimum volume commitment and provided incremental pricing based on certain levels of production. Prices received for production marketed under these agreements averaged $2.13 and $2.19 for the six months ended June 30, 1998 and 1997, respectively. Total volume sold by the Company under these contracts for the six month period ended June 30, 1998 and 1997 was approximately 706,000 Mcf and

671,000 Mcf, respectively, representing approximately 21% and 26%, respectively, of total production, on a Mcfe basis. As described above, included within natural gas revenues for the six months ended June 30, 1998 was $66,700 representing gains from current collar activity. The collar settlements increased the effective natural gas sales price by approximately $0.02 per Mcf, or 1%, for the six months ended June 30, 1998. There was no material hedging activity during the six months ended June 30, 1997.

      The following table sets forth certain operational data of the Company for the periods presented:

                                                  Six Months Ended            1998 Period Compared
                                                       June 30,                   to 1997 Period
                                            ----------------------------    ------------------------
                                                                               Increase   % Increase
                                                1998            1997          (Decrease)   (Decrease)
Production volumes:
   Oil and condensate (Bbls)                     81,482          65,571         15,921        24 %
   Natural gas (Mcf)                          2,843,391       2,234,666        608,725        27 %

   Natural gas equivalents (Mcfe)             3,332,343       2,628,092        704,251        27 %

Average sales prices:
   Oil and condensate ($ per Bbl)               $ 12.75         $ 20.32        $ (7.57)      (37)%
   Natural gas ($ per Mcf)                         2.32            2.29           0.03         1 %

Operating revenues:
   Oil and condensate                       $ 1,039,114     $ 1,332,549    $  (293,435)      (22)%
   Natural gas                                6,595,597       5,124,537      1,471,060        29 %
                                            -----------     -----------    -----------
Total                                       $ 7,634,711     $ 3,016,085    $ 1,177,625        18 %
                                            ===========     ===========    ===========

Costs and Operating Expenses

      Oil and natural gas operating expenses for the six months ended June 30, 1998 increased 19% from $1.3 million to $1.5 million, as compared to the six months ended June 30, 1997, due primarily to increased oil and natural gas production. Oil and natural gas operating expenses on a unit of production basis were $0.46 per Mcfe and $0.49 per Mcfe for the six-month periods ended June 30, 1998 and 1997, respectively.

       Depletion, depreciation and amortization expense ("DD&A") for the six months ended June 30, 1998 increased 146% from $1.2 million to $2.9 million, as compared to the six months ended June 30, 1997. Included within DD&A for the six-month periods ended June 30, 1998 and 1997 was $2.5 million and $1.0 million, respectively, representing depletion expense of oil and natural gas property, which increased by 152%. Increased oil and natural gas production increased depletion expense by $271,738 and a 97% increase in the overall depletion rate further increased depletion expense by $1.3 million. The increase in the depletion rate was primarily attributable to downward revisions to oil and natural gas reserve estimates used in computing depletion expense during 1998 and for the year ended 1997. The downward revision in oil and natural gas reserve estimates used to compute 1998 depletion expense was partially due to the drilling of an unsuccessful well on a proved undeveloped prospect during the second quarter of 1998. The depletion rate also increased as a result of increased cost associated with reserve additions since June 30, 1997. Depletion expense was further increased by approximately $311,000 during the six months ended June 30, 1998 due to the change in accounting (See note 1). Depletion expense on a unit of production basis for the six-month periods ended June 30, 1998 and 1997 was $0.77 per Mcfe and $0.39 per Mcfe, respectively. The remaining increase in DD&A is due primarily to depreciation of new computer hardware, software and office improvements purchased since June 30, 1997 and the amortization of deferred loan cost on the new Credit Facility.

       General and administrative expenses for the six months ended June 30, 1998 decreased 7% from $2.1 million to $1.9 million, as compared to the six months ended June 30, 1997. The decrease in G&A is due to the change in accounting principle, which decreased G&A by $1,194,742 (See note 1). Excluding the effects of the change in accounting principle, G&A increased by $1.1 million which was primarily attributable to additional administrative staffing and the hiring of additional employees to support the Company's increased level of drilling activities and 3-D project generation. Included within general and administrative expenses for the six months ended June 30, 1998 and 1997, is approximately $424,000 and $393,000, respectively, of overhead reimbursements and management fees received from various management, operating and seismic agreements. General and administrative expenses on a unit of production basis for the six-month periods ended June 30, 1998 and 1997 were $0.58 per Mcfe and $0.78 per Mcfe, respectively. The Company expects general and administrative expenses on a per unit of production basis to generally decline over time as expected production increases.

       Unearned  compensation  expense  for the six months  ended June 30,  1998 increased from $203,281 to $331,508, as compared to the six months ended June 30, 1997. The increase is due to the amortization of additional restricted common stock granted to employees and to nonemployee members of the Board of Directors of the Company during 1998, further increased due to the amortization of restricted stock granted to executives at the time of the Combination, which was effective March 3, 1997.

      Interest expense for the six months ended June 30, 1998 was $12,617, net of interest capitalized to oil and natural gas properties of $65,484, as compared to $181,924 for the six months ended June 30, 1997. The weighted average debt was $2.2 million for the six months ended June 30, 1998 compared to $4.1 million for the six months ended June 30, 1997.

       Interest income for the six months ended June 30, 1998 was $102,259 compared to $499,677 for the six months ended June 30, 1997. The decrease in interest income is due to the overall reduction in invested funds.

       Income tax expense for the six months ended June 30, 1998 was $367,862. Prior to December 31, 1997, the Company's available deferred tax assets and net operating loss carry forwards completely offset the effects of any current or deferred tax expense. The Company began providing federal income taxes at the statutory rate, which approximates the effective rate, during the first quarter of 1998.

      For the six months ended June 30, 1998, the Company had operating income of $943,822 compared to operating income of $1.7 million for the six months ended June 30, 1997, primarily reflecting increased oil and natural gas production and lower general and administrative expenses as a result of the accounting change, offset by lower oil and condensate prices and increased operating expenses. Net income was $2.4 million, $665,602 before cumulative effect of accounting change, for the six months ended June 30, 1998 as compared to net income of $2 million for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         In March 1997, the Company completed its initial public offering (the "Offering") of 2,760,000 shares of common stock at a public offering price of
$16.50 per share. The Offering provided the Company with proceeds of approximately $40 million, net of expenses. The Company used approximately $12.7 million to repay its long-term outstanding indebtedness incurred under its revolving credit facility (the " Revolving Credit Facility"), subordinated loans and equipment loans. The remaining proceeds from the Offering, together with cash flows from operations, were used to fund planned capital expenditures, commitments, other working capital requirements and for general corporate purposes.

         The Company had cash and cash equivalents at June 30, 1998 of $832,529 consisting primarily of short-term money market investments, as compared to $3.8 million at December 31, 1997. Working capital was $2.7 million at June 30, 1998, as compared to $7.6 million at December 31, 1997.

         Operating cash flow before changes in working capital was approximately $4.3 million and $3.4 million for the six-month periods ended June 30, 1998 and 1997, respectively. Operating cash flow, a measure of performance for exploration and production companies, represents cash flows from operating activities prior to charges in assets and liabilities. Operating cash flow should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

         During the six months ended June 30, 1998, the Company continued to reinvest a substantial portion of its cash flows to increase its 3-D project portfolio, improve its 3-D seismic interpretation technology and fund its drilling program. Capital expenditures during the six months ended June 30, 1998 were $19.9 million as compared to $6.5 million during the same period in 1997. The Company's drilling efforts resulted in the drilling of 50 gross (23.9 net) wells during the six months ended June 30, 1998 as compared to 42 gross (16.31 net) wells during the same period in 1997. The Company expects capital expenditures in 1998 to be about $32 million. A substantial portion of capital expenditures in 1998 will be invested in the Company's portfolio of 3-D projects to fund drilling activities in an effort to expand its reserve base. In addition, the Company expects to continue to expand and improve its technological and 3-D seismic interpretation capabilities.

         Due to the Company's active exploration and development and technology enhancement programs, the Company has experienced and expects to continue to experience substantial working capital requirements. The Company intends to fund its 1998 capital expenditures, commitments and working capital requirements through cash flows from operations, borrowings and, to the extent necessary, other financing activities. The Company believes it will have sufficient capital resources and liquidity to fund its capital expenditures and meet such financial obligations as they come due. In the event such capital resources are not available to the Company, its drilling and other activities may be curtailed.

Revolving Credit Facility

         During July 1995, the Company entered into a Revolving Credit Facility with a bank to finance temporary working capital requirements. The Revolving Credit Facility provided up to $20,000,000 in borrowings limited by a borrowing base, as defined by the Revolving Credit Facility. The Revolving Credit Facility provided for interest at the lender's prime rate plus 0.75%. The borrowing base was subject to review by the bank on a quarterly basis and could be adjusted subject to the provisions of the Revolving Credit Facility. On March 3, 1997, the Company repaid the outstanding balance of $11,017,348 plus accrued interest with proceeds from the initial public offering. Effective April 1, 1998, the Company amended and restated its Revolving Credit Facility to provide a revolving line of credit of up to $100 million bearing interest at prime or LIBOR plus 1.5% - 2% depending on the level of borrowing base utilization. The Company's initial borrowing base authorized by the banks was approximately $15 million. Beginning September 1, 1998, the borrowing base will be redetermined semi-annually by unanimous consent of the banks and from time to time at the Company's or the banks' request. Beginning May 1, 1998 and on the first day of each month thereafter, the borrowing base is required to be reduced by $525,000.

         At June 30, 1998, borrowings under this facility totaled $8 million with approximately $5.95 million available for future borrowings. The weighted average interest rate during the three months ended June 30, 1998 was approximately 7.2%. There were no borrowings under the Revolving Credit Facility during the first quarter of 1998.

         The Revolving Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of its oil and natural gas properties or other collateral, engaging in merger or consolidation transactions and prohibitions of dividends and certain distributions of cash or properties and certain liens. The Revolving Credit Facility also contains the following financial covenants: (i) tangible net worth (total assets exclusive of certain intangibles minus liabilities) must be at least $43 million plus 50% of positive net income and 100% of equity raised for all quarterly periods subsequent to December 31, 1997; (ii) the ratio at the end of any quarter of cash flow (net income plus proceeds of certain project sales, depletion, depreciation, amortization and other non-cash expenses less non-cash net income for such quarter) to debt service must be at least 1.25 to 1.00; and (iii) the ratio at the end of any quarter of EBIT (net income plus interest expense and taxes, excluding non-cash, extraordinary expenses and income) to interest expense for the proceeding 12-month period must be at least
4.5 to 1.00. The Revolving Credit Facility is secured by substantially all the assets of the Company.

YEAR 2000

         The Company has evaluated the impact of the year 2000 processing issues considering current financial and accounting, production, land and geological computer systems and software utilized by the Company. The Company is in the process of replacing its existing financial and accounting, production and land applications with software which is year 2000 compliant. Implementation is expected to be completed on or before December 31, 1998 at a total cost of approximately $200,000. The Company's geological systems and software are year 2000 compliant. The Company currently anticipates that it will not incur a material disruption of operations relating to year 2000 processing issues but there can be no assurance that the Company will not incur unexpected year 2000 costs or be adversely affected by year 2000 issues of its suppliers, customers and other entities.

ACCOUNTING CHANGE

         The Company uses the full-cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs that are directly attributable to the Company's acquisition, exploration and development activities are capitalized in a "full-cost pool" as incurred. In the second quarter of 1998 and effective January 1, 1998, the Company changed its method of accounting for direct internal geological and geophysical ("G&G") costs to one of capitalization of such costs, which are directly attributable to acquisition, exploration and development activities, to oil and natural gas property. Prior to April 1, 1998, the Company expensed these costs as incurred. The Company believes that the accounting change provides for a better matching of revenues and expenses and enhances the comparability of its results of operations with those of other oil and natural gas companies that follow the full cost method of accounting.

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

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings...............................................   None

Item 2 - Changes in Securities and Use of Proceeds.....................     None

Item 3   Defaults Upon Senior Securities.................................   None

Item 4 - Submission of Matters to a Vote of Security Holders - .................

         (A) Annual Meeting of Shareholders on May 22, 1998. (C) Set forth below are the results of the voting with respect to each matter acted upon at


                                                                                                Broker
                                                  For      Against     Withheld     Abstain    Non votes
                                                -------    -------     --------     -------    ---------
         Election of Directors:
            Stanley S. Raphael                 5,338,104               50,047
            Robert W. Shower                   5,338,404               49,747
            William H. White                   5,337,904               50,247

         Approval of the Appointment
            of Deloitte and Touche LLP
            as Independent Public
            Accountants                        5,372,392    6,927                     8,832

            Approval of the Increase in
               the shares of Common
               Stock Reserved under
               the Company's 1997
               Incentive Plan                  5,129,323  221,044                    37,784

         In addition to the election of the directors indicated above, the term of the office of the following directors continued as directors following the meeting: John E. Calaway, James D. Calaway, Vincent Andrews, David B. Benedict, Nils P. Perterson and John Sfondrini.

Item 5 - Other Information...............................................   None

Item 6 - Exhibits and Reports on Form 8-K......................................

        (A)  EXHIBITS.  The following exhibits are filed as part of this report:

                                INDEX TO EXHIBITS
Exhibit No.
--------------

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

            *4.1 Amended and Restated Credit Agreement, dated as of April 1, 1998, by and between Edge Petroleum Corporation and Edge Petroleum Exploration Company (collectively the "Borrower") and Compass Bank, a Texas state chartered banking institution, as Agent for itself and The First National Bank of Chicago and other lenders party thereto (Incorporated by Reference to 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998).

             *4.2 Security Agreement,  dated as of April 1, 1998, by and between
                  Edge Petroleum Corporation and Edge Petroleum Exploration Company (collectively the "Debtor") and Compass Bank, a Texas state chartered banking institution, as Agent for itself and The First National Bank of Chicago and other lenders party thereto the Credit Agreement (Incorporated by Reference to 4.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998).

             *4.3 Security Agreement (Stock Pledge),  dated as of April 1, 1998, by and between Edge Petroleum Corporation (the "Pledgor") and Compass Bank, a Texas state chartered banking institution, as Agent for itself and The First National Bank of Chicago and other lenders party thereto the Credit Agreement (Incorporated by Reference to 4.34 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998). (Incorporated by Reference to 4.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31,
                  1998).

            11.1  Computation of Earnings Per Share.

            18.1 Preferability letter of Deloitte and Touche LLP on Change in Accounting Principle.

            27.1  Financial Data Schedule.

            *Incorporated by reference as indicated

        (B)  Reports on Form 8-K..................      .................   None

                                           SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   EDGE PETROLEUM CORPORATION,
                                     A DELAWARE CORPORATION
                                          (REGISTRANT)



Date           8/14/98                             /S/   John E. Calaway
-------------------------------                  -------------------------------
                                                         John E. Calaway
                                                  Chief Executive Officer and
                                                      Chairman of the Board


Date           8/14/98                            /S/    James D. Calaway
-------------------------------                  -------------------------------
                                                         James D. Calaway
                                                      President and Director


Date           8/14/98                            /S/    Michael G. Long
-------------------------------                  -------------------------------
                                                         Michael G. Long
                                                    Chief Financial Officer


Date           8/14/98                            /S/    Brian C. Baumler
-------------------------------                 -------------------------------
                                                         Brian C. Baumler
                                                     Controller and Treasurer