Form 10-Q
period 1998-09-30
EDGE PETROLEUM CORP
filed 1998-11-17
CIK 1021010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                                   Yes X   No
                                      ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                      Outstanding at November 12, 1998
             ------------                  --------------------------------
             Common Stock                              7,772,280

                                      PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


EDGE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

-----------------------------------------------------------------------------------------------------------------------


                                                                                        September 30,    December 31,
                                                                                             1998            1997
                                                                                        ---------------  --------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                               $   707,648    $  3,777,950
   Accounts receivable, trade                                                                2,612,838       2,394,497
   Accounts receivable, joint interest owners, net                                           3,682,697       6,547,619
   Accounts receivable, related parties                                                        235,292         385,192
   Other current assets                                                                        471,280         352,571
                                                                                          ------------    ------------
                Total current assets                                                         7,709,755      13,457,829

PROPERTY AND EQUIPMENT, Net - full cost method of accounting
     for oil and natural gas properties                                                     60,790,274      36,662,521

INVESTMENT IN FRONTERA                                                                       3,628,264       3,628,264

OTHER ASSETS                                                                                     7,789          17,232
                                                                                          ------------    ------------
TOTAL ASSETS                                                                              $ 72,136,082    $ 53,765,846
                                                                                          ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable, trade                                                                $  4,956,911    $  4,794,037
   Accounts payable to related party                                                                            40,000
   Accrued liabilities                                                                       1,683,440       1,020,645
                                                                                          ------------    ------------
                Total current liabilities                                                    6,640,351       5,854,682

NOTES PAYABLE                                                                               13,850,000

DEFERRED INCOME TAXES                                                                        1,159,883
                                                                                          ------------    ------------
                Total liabilities                                                           21,650,234       5,854,682
                                                                                          ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 5,000,000 shares authorized; none outstanding
   Common stock,  $.01 par value;  25,000,000  shares  authorized;  7,772,280 and
   7,760,869 shares issued and outstanding at September 30, 1998 and December 31, 1997,
    respectively                                                                                77,723          77,609
   Additional paid-in capital                                                               47,769,739      47,629,822
   Retained earnings                                                                         5,903,037       3,825,009
   Unearned compensation - restricted stock                                                 (3,264,651)     (3,621,276)
                                                                                          ------------    ------------
                Total stockholders' equity                                                  50,485,848      47,911,164
                                                                                          ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 72,136,082    $ 53,765,846
                                                                                          ============    ============

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

---------------------------------------------------------------------------------------------------------------------------


                                                                     Three Months Ended             Nine Months Ended
                                                                       September 30,                  September 30,
                                                                 ---------------------------   ----------------------------
                                                                      1998         1997             1998          1997

OIL AND NATURAL GAS REVENUES                                      $ 3,981,256   $ 3,200,768     $ 11,615,967   $ 9,657,854

OPERATING EXPENSES:
   Oil and natural gas operating expenses                             916,098       542,964        2,458,629     1,842,202
   Depletion, depreciation and amortization                         2,383,371       643,663        5,283,394     1,822,257
   General and administrative expenses                              1,072,924     1,109,454        2,989,751     3,166,283
   Unearned compensation expense                                      165,148       155,052          496,656       358,341
                                                                  -----------   -----------      -----------   -----------
                Total operating expenses                            4,537,541     2,451,133       11,228,430     7,189,083
                                                                  -----------   -----------      -----------   -----------
OPERATING INCOME (LOSS)                                              (556,285)      749,635          387,537     2,468,771

OTHER INCOME AND EXPENSE:
   Interest expense                                                   (25,193)         (673)         (37,810)     (182,597)
   Interest income                                                     22,124       266,647          124,383       766,324
                                                                  -----------   -----------      -----------   -----------
NET INCOME (LOSS) BEFORE INCOME TAX (EXPENSE) BENEFIT AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                             (559,354)    1,015,609          474,110     3,052,498

INCOME TAX (EXPENSE) BENEFIT                                          190,945                       (176,917)
                                                                  -----------   -----------      -----------   -----------
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                             1,780,835

NET INCOME  (LOSS)                                                 $ (368,409)  $ 1,015,609      $ 2,078,028   $ 3,052,498
                                                                  ===========   ===========      ===========   ===========
BASIC EARNINGS (LOSS) PER SHARE:

  Net income (loss) before cumulative effect of accounting change     $ (0.05)       $ 0.13           $ 0.04        $ 0.43

  Cumulative effect of accounting change                                                                0.23
                                                                      --------     --------         --------      --------
  Basic earnings (loss) per share                                     $ (0.05)       $ 0.13           $ 0.27        $ 0.43
                                                                      ========     ========         ========      ========
DILUTED  EARNINGS (LOSS) PER SHARE:

  Net income (loss) before cumulative effect of accounting change     $ (0.05)       $ 0.13           $ 0.04        $ 0.43

  Cumulative effect of accounting change                                                                0.23
                                                                      --------     --------         --------      --------
  Diluted earnings (loss) per share                                   $ (0.05)       $ 0.13           $ 0.27        $ 0.43
                                                                      ========     ========         ========      ========
BASIC WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                        7,772,580     7,727,774        7,771,903     7,110,752

DILUTED WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                        7,772,580     7,783,462        7,802,701     7,175,340


See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

----------------------------------------------------------------------------------------------------------------------------


                                                                                                       Unearned
                                                      Common Stock         Additional                 Compensation -     Total
                                               --------------------------    Paid-in       Retained     Restricted    Stockholders'
                                                  Shares        Amount       Capital       Earnings        Stock         Equity
                                                ----------     -------    ------------   -----------   ------------  --------------
BALANCE,
  JANUARY 1, 1998                               7,760,869     $ 77,609   $ 47,629,822   $ 3,825,009  $ (3,621,276)   $ 47,911,164

   Issuance of restricted common stock             11,733          117        143,900                    (144,017)

   Forfeited nonvested restricted common stock       (322)          (3)      $ (3,983)                      3,986

   Unearned compensation expense                                                                          496,656         496,656

   Net income                                                                             2,078,028                     2,078,028

BALANCE,                                        ---------    ---------   ------------   -----------  ------------    ------------
   SEPTEMBER 30, 1998                           7,772,280     $ 77,723   $ 47,769,739   $ 5,903,037  $ (3,264,651)   $ 50,485,848
                                               ==========    =========   ============   ===========  ============    ============

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

-------------------------------------------------------------------------------------------------------------------------

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                             ------------------------------
                                                                                                  1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                 $ 2,078,028    $ 3,052,498
   Adjustments to reconcile net income to net cash provided by operating activities:
      Cumulative effect of accouning change                                                    (1,780,835)
      Depletion, depreciation and amortization                                                  5,283,394      1,822,257
      Deferred income taxes                                                                       176,917
      Unearned compensation expense                                                               496,656        358,341
   Changes in assets and liabilities:
      Accounts receivable, trade                                                                 (218,341)    (1,250,336)
      Accounts receivable, joint interest owners, net                                           2,864,922     (3,283,815)
      Accounts receivable, related parties                                                        149,900        (68,107)
      Other current assets                                                                        (65,160)      (265,303)
      Other assets                                                                                  9,443          1,088
      Accounts payable, trade                                                                     162,872      2,571,394
      Accounts payable, related party                                                             (40,000)
      Accrued interest payable                                                                    233,184        (74,354)
      Accrued liabilities                                                                         453,667       (627,487)
                                                                                              -----------     -----------
                 Net cash provided by operating activities                                      9,804,647      2,236,176
                                                                                              -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Oil and gas property and equipment purchases                                               (29,734,069)   (17,196,668)
   Proceeds from the sale of oil and gas properties                                             3,009,120        473,750
   Investment in Frontera                                                                                     (3,628,264)
                                                                                              -----------    -----------
                 Net cash used in investing activities                                        (26,724,949)   (20,351,182)
                                                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                                  13,850,000        867,350
  Payment on notes payable                                                                                   (11,017,348)
  Payment on long-term notes payable                                                                            (393,893)
  Payment on related party subordinated loans                                                                 (1,300,000)
  Net proceeds from issuance of common stock                                                                  41,028,258
  Net proceeds from exercise of stock options                                                                    100,000
                                                                                              -----------    -----------
                Net cash provided by financing activities                                      13,850,000     29,284,367
                                                                                              -----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                           (3,070,302)    11,169,361

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  3,777,950      1,543,228
                                                                                              -----------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                        $ 707,648   $ 12,712,589
                                                                                              ===========   ============
SUPPLEMENTAL CASH FLOW DISCLOSURES - Cash paid for interest, net of amounts capitalized           $ 5,682      $ 256,951

NON-CASH TRANSACTIONS:
  Combination transactions                                                                                   $ 3,599,635
  Deferred offering costs at December 31, 1996 capitalized to equity                                         $ 1,006,379
  Issuance of restricted common stock                                                           $ 144,017    $ 4,134,669
  Forfeited nonvested restricted common stock                                                     $ 3,986
  Tax benefit of exercise of stock options                                                                     $ 224,617


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

              Accounting Change - The Company uses the full-cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs that are directly attributable to the Company's acquisition, exploration and development activities are capitalized in a "full-cost pool" as incurred. In the second quarter of 1998 and effective January 1, 1998, the Company changed its method of accounting for direct internal geological and geophysical ("G&G") costs to one of capitalization of such costs, which are directly attributable to acquisition, exploration and development activities, to oil and natural gas properties. Prior to the change the Company expensed these costs as incurred. The Company believes the accounting change provides for a better matching of revenues and expenses and enhances the comparability of it's financial statements with those of other companies that follow the full-cost method of accounting. The $1,780,835 cumulative effect of the change in prior years (after reduction for income taxes of $958,910) is included in income for the nine months ended September 30, 1998. The effect of the accounting change on the three months ended September 30, 1998 was to decrease the net loss by $294,736 ($0.04 basic and diluted loss per share); the effect of the accounting change on the nine months ended September 30, 1998 was to increase net income before cumulative effect of accounting change by $911,936 ($0.12 basic and diluted earnings per share) and net income by $2,692,771 ($0.35 basic and diluted earnings per share).

              The following pro forma amounts reflect the effect of retroactive application of the accounting change on general and administrative expenses, depletion and related income taxes.

                                                   Three Months Ended           Nine Months Ended
                                                         September 30,               September 30,
                                                  -------------------------- ----------------------------
                                                       1998         1997          1998          1997
Net income (loss)                                  $ (368,409) $ 1,170,130     $ 297,193    $ 3,582,444
                                                   =========== ===========     ===========  ===========
Basic earnings (loss) per share                       $ (0.05)      $ 0.15        $ 0.04         $ 0.50
                                                   =========== ===========     ===========  ===========
Diluted earnings (loss) per share                     $ (0.05)      $ 0.15        $ 0.04         $ 0.50
                                                   =========== ===========     ===========  ===========
Basic weighted average number of
  common shares outstanding                          7,772,580    7,727,774     7,771,903      7,110,752
                                                   =========== ===========     ===========  ===========
Diluted weighted average number of
  common shares outstanding                          7,772,580    7,783,462     7,802,701      7,175,340
                                                   =========== ===========     ===========  ===========

2.     LONG TERM DEBT

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

              Effective September 29, 1998, the Company had its borrowing base redetermined and amended its Revolving Credit Facility with a bank. The initial borrowing base authorized by the bank was approximately $15 million. Beginning October 1, 1998, and on the first day of each month thereafter, the borrowing base is required to be reduced by $550,000. The borrowing base will be redetermined semi-annually by consent of the bank and from time to time at the Company's or the bank's request.

              At September 30, 1998, borrowings under this Revolving Credit Facility totaled $13.85 million with approximately $1.15 million available for future borrowings. The weighted average debt and interest rate during the nine months ended September 30, 1998 were approximately $5.1 million and 7.2%, respectively. There were no borrowings under the Revolving Credit Facility during the first quarter of 1998. Subsequent to September 30, 1998, the Company repaid approximately $3 million of its prior borrowings with proceeds from the sales of an interest in a prospect and a promoted interest in a 3-D seismic survey, both in South Louisiana.

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

3.     EARNINGS PER SHARE

              During 1997, the Company implemented Statement of Financial Accounting Standard No. 128 - "Earnings per Share," ("SFAS No. 128") which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. The earnings per share data for prior years has been restated following the standards in SFAS No.
      128.

           The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128.


                               Three Months Ended September 30, 1998      Three Months Ended September 30, 1997
                               -------------------------------------      -------------------------------------

                                  Income       Shares      Per-Share         Income       Shares      Per-Share
                               (Numerator)  (Denominator)    Amount       (Numerator)  (Denominator)    Amount
                               -----------  -------------  ---------      -----------  -------------  ---------
Basic EPS
Income available to common
  stockholders                 $  (368,409)    7,772,580     $(0.05)      $ 1,015,609     7,727,774      $ 0.13

Effect of Dilutive Securities
  Common stock options                                                                       55,688
                               -----------     ---------     -------      -----------     ---------     -------
Diluted EPS
Income available to common
  stockholders                 $  (368,409)    7,772,580     $(0.05)      $ 1,015,609     7,783,462      $ 0.13
                               ===========     =========     =======      ===========     =========     =======


                               Nine Months Ended September 30, 1998       Nine Months Ended September 30, 1997
                               -------------------------------------      -------------------------------------

                                  Income       Shares      Per-Share         Income       Shares      Per-Share
                               (Numerator)  (Denominator)    Amount       (Numerator)  (Denominator)    Amount
                               -----------  -------------  ---------      -----------  -------------  ---------
Basic EPS
Income available to common
  stockholders                 $ 2,078,028     7,771,903      $ 0.27      $ 3,052,498     7,110,752      $ 0.43

Effect of Dilutive Securities
  Common stock options                            30,798                                     64,588
                               -----------     ---------     -------      -----------     ---------     -------
Diluted EPS

Income available to common
  stockholders                 $ 2,078,028     7,802,701      $ 0.27      $ 3,052,498     7,175,340      $ 0.43
                               ===========     =========     =======      ===========     =========     =======

           The Company was organized through an initial public offering and a series of combination transactions (the "Combination") which were accounted for as a reorganization of entities under common control. Accordingly, for the nine months ended September 30, 1997, the number of shares outstanding has been computed assuming that 4,701,361 shares of common stock originally issued in connection with the Combination, effective February 25, 1997, were outstanding from the beginning of the period.

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

Overview

         Edge Petroleum Corporation is an independent energy company engaged in the exploration, development and production of oil and natural gas. Edge conducts its operations primarily along the onshore Gulf Coast with its primary emphasis in South Texas and South Louisiana where it currently controls interests in excess of 262,000 gross acres under lease and option. The Company explores for oil and natural gas by emphasizing an integrated application of highly advanced data visualization techniques and computerized 3-D seismic data analysis to identify potential hydrocarbon accumulations. The Company believes its approach to processing and analyzing geophysical data differentiates it from other independent exploration and production companies and is more effective than conventional 3-D seismic data interpretation methods. The Company also believes it maintains one of the largest databases of onshore South Texas Gulf Coast 3-D seismic data of any independent oil and natural gas company, and is continuously acquiring additional data within this core region.

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

         The Company's extensive technical expertise has enabled it to internally generate substantially all of its 3-D prospects drilled to date and to assemble a large portfolio of 3-D based prospects for future drilling. The Company pursues drilling opportunities that include a blend of shallower, normally pressured reservoirs that generally involve moderate costs and risks as well as deeper, over-pressured reservoirs that generally involve greater costs and risks, but have higher economic potential. During the past year, the Company has expanded its relative focus to increase its exposure to exploration opportunities in the deeper geological section. The Company mitigates its exposure to exploration costs and risk by conducting its operations with industry partners, including major oil companies and large independents, that generally pay a disproportionately greater share of seismic acquisition and, in many instances, leasing and drilling costs than the Company. The Company may seek to participate in an increased number of externally generated prospects, including those in which the Company pays a disproportionate share of the cost, depending upon the quality, size, price and other factors relating to such prospects.

         The Company uses the full-cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs that are directly attributable to the Company's acquisition, exploration and development activities including certain payroll and other internal costs are capitalized in a "full-cost pool" as incurred. The Company records depletion of its full-cost pool using the unit of production method. To the extent that such capitalized costs in the full cost pool (net of depletion, depreciation and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to operations. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date. As of September 30, 1998 no write down of oil and natural gas properties was deemed necessary.

         Due to the instability of oil and natural gas prices, the Company has entered into, from time to time, price risk management transactions for a portion of its natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits the benefit to the Company of increases in the price of natural gas it also limits the downside risk of adverse price movements. The Company's hedging arrangements apply to only a portion of its production and provide only partial price protection against declines in natural gas prices and limits potential gains from future increases in prices. The Company accounts for these transactions as hedging activities and, accordingly, gains and losses are included in oil and natural gas revenues during the period the hedged transactions occur. During the nine months ended September 30, 1998, the Company had in place several natural gas commodity collars with a financial institution. These collars covered 5,000 - 10,000 MMbtu per day, or approximately 62% of the Company's daily production, with floating floor and ceiling prices ranging between $2.15 and $3.15 per MMbtu, (delivered price basis, Houston Ship Channel), with settlement for each calendar month occurring five business days following the publishing of the Inside F.E.R.C. Gas Marketing Report. Total natural gas production marketed under these arrangements was 1.1 BMbtu and 2.7 BMbtu, respectively, for the three-month and nine-month periods ended September 30, 1998. Included within natural gas revenues for the three and nine month periods ended September 30, 1998 was $304,100 and $370,800, respectively, representing net gains from current collar activity. Additionally, during the three months ended September 30, 1998, the Company entered into four collar arrangements with a financial institution that begin and expire on October 1, 1998 and December 31, 1998, respectively. These collar arrangements cover 20,000 MMbtus per day with floating floor and ceiling prices ranging between $2.00 and $2.65 per MMbtu. There was no material hedging activity during the three and nine-month periods ended September 30, 1997.

         The Company's revenue, profitability and future rate of growth and ability to borrow funds or obtain additional capital, and the carrying value of its properties, are substantially dependent upon prevailing prices for oil and natural gas. These prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. Oil prices have declined significantly during the past year and more recently natural gas prices have shown similar declines. A substantial or extended decline in oil and natural gas prices could have a material adverse effect on the Company's financial condition, results of operation and access to capital, as well as the quantities of oil and natural gas reserves that the Company may economically produce.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997

Revenue and Production

      Oil and natural gas revenues for the three months ended September 30, 1998 increased 24% from $3.2 million to $4 million, as compared to the three months ended September 30, 1997. Production volumes for oil and condensate for the three months ended September 30, 1998 increased 8% from 31 MBbls to 34 MBbls, as compared to the three months ended September 30, 1997. The increase in oil and condensate production during the three months ended September 30, 1998 increased revenues by $41,559 (based on 1997 comparable quarter average prices), offset by a 36% decrease in the average oil and condensate sales price which decreased revenues by $212,309 (based on current quarter production). Production volumes for natural gas for the three months ended September 30, 1998 increased 54% from 1,041 MMcfs to 1,599 MMcfs, as compared to the three months ended September 30, 1997. The increase in natural gas production during the three months ended September 30, 1998 increased revenues by $1.4 million, offset by a 11% decrease in the average natural gas sales price which decreased revenues by $472,435. The increase in oil and natural gas production was primarily due to 73 gross (31.17 net) new successful exploratory and development wells being drilled and completed since September 30, 1997 offset by normal production declines from existing wells. During the three months ended September 30, 1998 and 1997 the Company marketed its natural gas produced from a certain gas field under the terms of various fixed price natural gas contracts. The terms of the contracts require no minimum volume commitment and provided incremental pricing based on certain levels of production. Prices received for production marketed under these agreements averaged $1.92 and $2.25 for the three months ended September 30, 1998 and 1997, respectively. Total production, (net to the Company's interest) marketed under these agreements for the three-month periods ended September 30, 1998 and September 30, 1997 was approximately 358,000 Mcf and 355,000 Mcf, respectively, representing approximately 20% and 29%, respectively, of total production, on a Mcfe basis. As described above, included within natural gas revenues for the three months ended September 30, 1998 was $304,100 representing gains from current collar activity. The collar settlements increased the effective natural gas sales price by approximately $0.19 per Mcf, or 9%, for the three-months ended September 30, 1998. There was no material hedging activity during the three months ended September 30, 1997.

       The following table sets forth certain operational data of the Company for the periods presented:

                                                    Three Months Ended           1998 Period Compared
                                                      September 30,                 to 1997 Period
                                                ------------------------   ------------------------------
                                                                              Increase      % Increase
                                                   1998           1997       (Decrease)      (Decrease)
Production volumes:
   Oil and condensate (Bbls)                      33,607         31,220          2,387           8 %
   Natural gas (Mcf)                           1,598,529      1,040,860        557,669          54 %

   Natural gas equivalents (Mcfe)              1,800,171      1,228,180        571,991          47 %

Average sales prices:
   Oil and condensate ($ per Bbl)                $ 11.09        $ 17.41        $ (6.32)        (36)%
   Natural gas ($ per Mcf)                        $ 2.26         $ 2.55        $ (0.29)        (11)%

Operating revenues:
   Oil and condensate                          $ 372,806      $ 543,556     $ (170,750)        (31)%
   Natural gas                                 3,608,450      2,657,212        951,238          36 %
                                             -----------    -----------    -----------
Total                                        $ 3,981,256    $ 3,200,768     $  780,488          24 %
                                             ===========    ===========    ===========

Costs and Operating Expenses

       Oil and natural gas operating expenses for the three months ended September 30, 1998 increased 69% from $542,964 to $916,098 as compared to the three months ended September 30, 1997, due primarily to increased oil and natural gas production. Oil and natural gas operating expenses were $0.51 per Mcfe and $0.44 per Mcfe for the three-month periods ended September 30, 1998 and 1997, respectively.

       Depletion, depreciation and amortization expense ("DD&A") for the three months ended September 30, 1998 increased 270% from $643,663 to $2.4 million, as compared to the three months ended September 30, 1997. Included within DD&A for the three-month periods ended September 30, 1998 and 1997 was $2.2 million and $553,641, respectively, representing depletion expense of oil and natural gas property, which increased by 294%. Increased oil and natural gas production increased depletion expense by $257,393 and a 169% increase in the overall depletion rate further increased depletion expense by $1.4 million. The increase in the depletion rate was primarily attributable to downward revisions to oil and natural gas reserve estimates used in computing depletion expense during 1998 and for the year ended 1997. The downward revision in oil and natural gas reserve estimates used to compute 1998 depletion expense was partially due to the drilling of an unsuccessful well on a proved undeveloped prospect during the second quarter of 1998 and a negative adjustment to a producing well that was drilled in 1997 that did not maintain initial production volumes. Increased finding costs since September 30, 1997 also contributed to the increase in the depletion rate. Additionally, depletion expense was further increased by approximately $144,000 during the three months ended September 30, 1998 due to the change in accounting method (See note 1). Depletion expense on a unit of production basis for the three-month periods ended September 30, 1998 and 1997 was $1.21 per Mcfe and $0.45 per Mcfe, respectively. The remaining increase in DD&A is due primarily to depreciation of new computer hardware, software and office improvements purchased since September 30, 1997 and the amortization of deferred loan cost on the Credit Facility.

       General and administrative expenses ("G&A") for the three months ended September 30, 1998 decreased 3% from $1,109,454 to $1,072,924, as compared to the three months ended September 30, 1997. The decrease in G&A is due to the change in accounting method, which decreased G&A by $597,454 (See note 1).
Excluding the effects of the change in accounting method, G&A increased by $560,924 which was primarily attributable to the hiring of additional employees to support the Company's increased level of exploration activities and 3-D project generation and costs associated with being a public company and general office overhead. Included within general and administrative expenses for the three months ended September 30, 1998 and 1997, is approximately $250,000 and

$171,000, respectively, of overhead reimbursements and management fees received from various management, operating and seismic agreements. General and administrative expenses on a unit of production basis for the three-month periods ended September 30, 1998 and 1997 were $0.60 per Mcfe and $0.90 per Mcfe, respectively.

       Unearned compensation expense for the three months ended September 30, 1998 increased from $155,052 to $165,148, as compared to the three months ended September 30, 1997. The increase is due to the amortization of additional restricted common stock granted to the Board of Directors of the Company during the three months ended June 30, 1998 and to employees during the fourth quarter of 1997.

       Interest expense for the three months ended September 30, 1998 was $25,193 net of amounts capitalized of $173,772, as compared to interest expense of $673 for the three months ended September 30, 1997. The increase in interest expense is due to increased borrowings under the Company's Credit Facility during 1998. The weighted average debt was $10.8 million for the three months ended September 30, 1998. There was no significant debt outstanding during the three-month period ended September 30, 1997.

        Interest income for the three months ended September 30, 1998 decreased from $266,647 to $22,124, as compared to the three months ended September 30, 1997. The decrease in interest income is due to the overall reduction in invested funds.

       Income tax benefit for the three months ended September 30, 1998 was $190,945. Prior to December 31, 1997, the Company's available deferred tax assets and net operating loss carry forwards completely offset the effects of any current or deferred tax expense. The Company began providing federal income taxes at the statutory rate, which approximates the effective rate, during the first quarter of 1998.

       For the three months ended September 30, 1998, the Company had an operating loss of $556,285 compared to operating income of $749,635 for the three month period ended September 30, 1997, primarily reflecting increased oil and natural gas production offset by lower natural gas and oil and condensate prices, increased operating expenses and increased DD&A expense. Net loss was $368,409 for the three months ended September 30, 1998, or $0.05 basic and diluted loss per share, as compared to net income of $1 million for the three-month period ended September 30, 1997, or $0.13 basic and diluted earnings per share.

Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997

Revenue and Production

      Oil and natural gas revenues for the nine months ended September 30, 1998 increased 20% from $9.7 million to $11.6 million, as compared to the nine months ended September 30, 1997. Production volumes for oil and condensate for the nine months ended September 30, 1998 increased 19% from 97 MBbls to 115 MBbls, as compared to the nine months ended September 30, 1997. The increase in oil and condensate production increased revenues by $354,201 (based on 1997 comparable period average prices), and a 37% decrease in average oil and condensate sales price decreased revenue by $815,653 (based on current year production). Production volumes for natural gas increased 36% from 3,276 MMcfs to 4,442 MMcfs, as compared to the nine months ended September 30, 1997. The increase in natural gas production increased revenues by $2.8 million, offset by a 3% decrease in average natural gas sales price which decreased revenues by $354,201. This increase in oil and natural gas production was due to 73 gross (31.17 net) new successful exploratory and development wells being drilled and completed since September 30, 1997 offset by normal production declines from existing wells. During the nine months ended September 30, 1998 and 1997 the Company marketed its natural gas produced from a certain gas field under the terms of various fixed price natural gas contracts. The terms of the contracts require no minimum volume commitment and provided incremental pricing based on certain levels of production. Prices received for production marketed under these agreements averaged $2.07 per Mcf and $2.20 per Mcf for the nine months ended September 30, 1998 and 1997, respectively. Total volume sold by the Company under these contracts for the nine month period ended September 30, 1998 and 1997 was approximately 1.1 Bcf and 1 Bcf, respectively, representing approximately 21% and 26%, respectively, of total production, on a Mcfe basis. As described above, included within natural gas revenues for the nine months ended September 30, 1998 was $370,800 representing gains from current collar activity. The collar settlements increased the effective natural gas sales price by approximately $0.09 per Mcf, or 4%, for the nine months ended September 30,

1998. There was no material hedging activity during the nine months ended September 30, 1997.

      The following table sets forth certain operational data of the Company for the periods presented:

                                                 Nine Months Ended          1998 Period Compared
                                                   September 30,               to 1997 Period
                                             -------------------------  ---------------------------
                                                                           Increase     % Increase
                                                 1998           1997      (Decrease)     (Decrease)
Production volumes:
   Oil and condensate (Bbls)                   115,098         96,791        18,307          19 %
   Natural gas (Mcf)                         4,441,921      3,275,526     1,166,395          36 %

   Natural gas equivalents (Mcfe)            5,132,509      3,856,272     1,276,237          33 %

Average sales prices:
   Oil and condensate ($ per Bbl)              $ 12.26        $ 19.35       $ (7.09)        (37)%
   Natural gas ($ per Mcf)                      $ 2.30         $ 2.38       $ (0.08)         (3)%

Operating revenues:
   Oil and condensate                      $ 1,411,248    $ 1,872,699      (461,451)        (25)%
   Natural gas                              10,204,719      7,785,155     2,419,564          31 %
                                           -----------    -----------   -----------
Total                                      $11,615,967    $ 9,657,854   $ 1,958,113          20 %
                                           ===========    ===========   ===========

Costs and Operating Expenses

      Oil and natural gas operating expenses for the nine months ended September 30, 1998 increased 33% from $1.8 million to $2.5 million, as compared to the nine months ended September 30, 1997, due primarily to increased oil and natural gas production. Oil and natural gas operating expenses on a unit of production basis were $0.48 per Mcfe for both nine-month periods ended September 30, 1998 and 1997, respectively.

       Depletion, depreciation and amortization expense ("DD&A") for the nine months ended September 30, 1998 increased 190% from $1.8 million to $5.3 million, as compared to the nine months ended September 30, 1997. Included within DD&A for the nine-month periods ended September 30, 1998 and 1997 was $4.7 million and $1.6 million, respectively, representing depletion expense of oil and natural gas property, which increased by 194%. Increased oil and natural gas production increased depletion expense by $523,256 and a 124% increase in the overall depletion rate further increased depletion expense by $2.6 million. The increase in the depletion rate was primarily attributable to downward revisions to oil and natural gas reserve estimates used in computing depletion expense during 1998 and for the year ended 1997. These downward revisions in oil and natural gas reserve estimates were primarily due to the drilling of an unsuccessful well on a proved undeveloped prospect during the second quarter of 1998 and a negative adjustment to a producing well that was drilled in 1997 that did not maintain initial production volumes. Increased finding cost since September 30, 1997 also contributed to the increase in the depletion rate. Additionally, depletion expense was further increased by approximately $389,000 during the nine months ended September 30, 1998 due to the change in accounting method (See note 1). Depletion expense on a unit of production basis for the nine-month periods ended September 30, 1998 and 1997 was $0.92 per Mcfe and $0.41 per Mcfe, respectively. The remaining increase in DD&A is due primarily to depreciation of new computer hardware, software and office improvements purchased since September 30, 1997 and the amortization of deferred loan cost on the Credit Facility.

      General and administrative expenses for the nine months ended September 30, 1998 decreased 6% from $3.2 million to $3 million, as compared to the nine months ended September 30, 1997. The decrease in G&A is due to the change in accounting method, which decreased G&A by $1.8 million (See note 1). Excluding the effects of the change in accounting method, G&A increased by $1.6 million which was primarily attributable to the hiring of additional employees to support the Company's increased level of exploration activities and 3-D project generation and costs associated with being a public company and general office overhead. Included within general and administrative expenses for the nine months ended September 30, 1998 and 1997, is approximately $674,000 and $566,000, respectively, of overhead reimbursements and management fees received from various management, operating and seismic agreements. General and administrative expenses on a unit of production basis for the nine-month periods ended September 30, 1998 and 1997 were $0.58 per Mcfe and $0.82 per Mcfe, respectively.

       Unearned compensation expense for the nine months ended September 30, 1998 increased from $358,341 to $496,656, as compared to the nine months ended September 30, 1997. The increase is due to the amortization of additional restricted common stock granted to employees and the Board of Directors of the Company during the nine months ended September 30, 1998 and due to restricted stock grants being issued to executive management upon completion of the initial public offering during March 1997.

      Interest expense for the nine months ended September 30, 1998 was $37,810, net of interest capitalized to oil and natural gas properties of $242,158, as compared to interest expense of $182,597 for the nine months ended September 30, 1997. The weighted average debt was $5.1 million for the nine months ended September 30, 1998 compared to $2.7 million for the nine months ended September 30, 1997.

       Interest income for the nine months ended September 30, 1998 was $124,383 compared to $766,324 for the nine months ended September 30, 1997. The decrease in interest income is due to the overall reduction in invested funds.

       Income tax expense for the nine months ended September 30, 1998 was $176,917. Prior to December 31, 1997, the Company's available deferred tax assets and net operating loss carry forwards completely offset the effects of any current or deferred tax expense. The Company began providing federal income taxes at the statutory rate, which approximates the effective rate, during the first quarter of 1998.

      For the nine months ended September 30, 1998, the Company had operating income of $387,537 compared to operating income of $2.5 million for the nine months ended September 30, 1997, primarily reflecting increased oil and natural gas production offset by lower natural gas and oil and condensate prices, increased operating expenses and increased DD&A expense. Net income was $2.1 million, $297,193 before cumulative effect of accounting change, for the nine months ended September 30, 1998, or $0.27 ($0.04 before cumulative effect of accounting change) per basic and diluted earnings per share, as compared to net income of $3.1 million for the nine months ended September 30, 1997, or $0.43 per basic and diluted earnings per share.

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

         The Company had cash and cash equivalents at September 30, 1998 of $707,648 consisting primarily of short-term money market investments, as compared to $3.8 million at December 31, 1997. Working capital was $1.1 million at September 30, 1998, as compared to $7.6 million at December 31, 1997.

         Operating cash flow was approximately $6.2 million and $5.2 million for the nine-month periods ended September 30, 1998 and 1997, respectively. Operating cash flow, a measure of performance for exploration and production companies, represents cash flows from operating activities prior to charges in assets and liabilities. Operating cash flow should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

         During the nine months ended September 30, 1998, the Company continued to reinvest a substantial portion of its cash flows to increase its 3-D project portfolio, improve its 3-D seismic interpretation technology and fund its drilling program. Capital expenditures during the nine months ended September

30, 1998 were $29.7 million as compared to $17.2 million during the same period in 1997. The Company's drilling efforts resulted in the drilling of 79 gross (33.23 net) wells during the nine months ended September 30, 1998 as compared to 72 gross (28.69 net) wells during the same period in 1997. Additionally during 1997, the Company purchased shares of Preferred Stock of Frontera at a price of $3.6 million which are convertible into approximately 10% of the common stock of Frontera. The Company expects capital expenditures in 1998 to be about $34 million. A substantial portion of capital expenditures in 1998 will be invested in the Company's portfolio of 3-D projects to fund drilling activities in an effort to expand its reserve base. In addition, the Company expects to continue to expand and improve its technological and 3-D seismic interpretation capabilities.

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

         Effective September 29, 1998, the Company had its borrowing base redetermined and amended its Revolving Credit Facility with a bank. The initial borrowing base authorized by the bank was approximately $15 million. Beginning October 1, 1998 and on the first day of each month thereafter, the borrowing base is required to be reduced by $550,000. The borrowing base will be redetermined semi-annually by consent of the bank and from time to time at the Company's or the bank's request.

         At September 30, 1998, borrowings under this facility totaled $13.85 million with approximately $1.15 million available for future borrowings. The weighted average debt and interest rate during the nine months ended September 30, 1998 were approximately $5.1 million and 7.2%, respectively. There were no borrowings under the Revolving Credit Facility during the first quarter of 1998. Subsequent to September 30, 1998, the Company repaid approximately $3 million of its prior borrowings from proceeds from the sales of an interest in a prospect and a promoted interest in a 3-D seismic survey, both in South Louisiana.

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

Year 2000

         The Company has completed its assessment of the year 2000 processing issues of its internal technolgy systems, considering current financial and accounting, production, land and geological computer systems and software utilized by the Company. Due to the need for improved management reporting, the Company is in the process of replacing its existing financial and accounting, production and land applications with new software which is year 2000 compliant. Implementation is expected to be completed on or before December 31, 1998 at a total cost of approximately $200,000. As of September 30, 1998, the Company has incurred approximately $180,000 converting to its new financial and accounting system and software with a majority of the remaining cost to be incurred prior to December 31, 1998. Production and land applications will be operational on or before March 31, 1999. These costs have been funded from cash flows from operations and a majority of these costs have been capitalized. Based on assertions made by vendors, the Company believes its geological systems and software are year 2000 compliant.

         The Company is also in the process of evaluating the risk presented by potential Year 2000 non-compliance by third parties. Because such risks very substantially, companies are being contacted based on the estimated magnitude of risk posed to the Company by their year 2000 non-compliance. The Company anticipates that these efforts will continue through 1999 and will not result in significant costs to the Company.

         The Company's assessment of its Year 2000 issues involves many assumptions. There can be no assurance that the Company's assumptions will prove accurate, and actual results could differ significantly from the assumptions. In conducting its Year 2000 compliance efforts, the Company has relied primarily on vendor representations with respect to internal computerized systems and representations from third parties with which the Company has business relationships and has not independently verified representations. There can be no assurance that these representations will prove accurate. A Year 2000 failure could result in a business interruption that adversely effects the Company's business, financial condition or results of operations. Although it is not currently aware of any likely business disruptions, the Company is developing a contingency plans to address and assessing the readiness of its material suppliers, customers and other entities as it relates to year 2000 processing issues and expects this work to be completed on or before December 31, 1998.

ACCOUNTING CHANGE

         The Company uses the full-cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs that are directly attributable to the Company's acquisition, exploration and development activities are capitalized in a "full-cost pool" as incurred. In the second quarter of 1998 and effective January 1, 1998, the Company changed its method of accounting for direct internal geological and geophysical ("G&G") costs to one of capitalization of such costs, which are directly attributable to acquisition, exploration and development activities, to oil and natural gas property. Prior to the change the Company expensed these costs as incurred. The Company believes the accounting change provides for a better matching of revenues and expenses and enhances the comparability of its results of operations with those of other oil and natural gas companies that follow the full cost method of accounting (See note 1).

FORWARD LOOKING STATEMENTS

         The statements contained in all parts of this document, including, but not limited to, those relating to the Company's drilling plans, its 3-D project portfolio, capital expenditures, use of Offering proceeds, future capabiliites, the sufficiency of capital resources and liquidity to support working capital and capital expenditure requirements, reinvestment of cash flows and any other statements regarding future operations, financial results, business plans, sources of liquidity and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe" and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, the Company's dependence on its key personnel, the Company's reliance on technological development and possible obsolescence of the technology currently used by the Company, significant capital requirements of the Company's exploration and development and technology development programs, the potential impact of government regulations, litigation and environmental matters, the Company's ability to manage its growth and achieve its business strategy, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks and other factors detailed in the Company's Form 10-K and other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

                           PART II - OTHER INFORMATION


Item 1 - Legal Proceedings...............................................   None

Item 2 - Changes in Securities and Use of Proceeds......................    None

Item 3 - Defaults Upon Senior Securities.................................   None

Item 4 - Submission of Matters to a Vote of Security Holders - ..........   None

Item 5 - Other Information...............................................   None

Item 6 - Exhibits and Reports on Form 8-K...............................

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

                    4.1 First  Amendment dated September 29, 1998 to the Amended and Restated Credit Agreement, dated as of April 1, 1998, by and between Edge Petroleum Corporation and Edge Petroleum Exploration Company (collectively the "Borrower") and The First National Bank of Chicago as agent and a Lender thereto (Incorporated by Reference to 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31,
                  1998).

            10.1  Employment  agreement  dated as of  December  19,  1996 by and between the Company and Michael G. Long

            11.1  Computation of Earnings Per Share.

            27.1  Financial Data Schedule.

            *Incorporated by reference as indicated

             (B)  Reports on Form 8-K....................................   None

SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   EDGE PETROLEUM CORPORATION,
                                     A DELAWARE CORPORATION
                                          (REGISTRANT)



Date           11/12/98                             /S/  John E. Calaway
-------------------------------                  -------------------------------
                                                         John E. Calaway
                                                  Chief Executive Officer and
                                                      Chairman of the Board


Date           11/12/98                            /S/   James D. Calaway
-------------------------------                  -------------------------------
                                                         James D. Calaway
                                                      President and Director


Date           11/12/98                            /S/   Michael G. Long
-------------------------------                  -------------------------------
                                                         Michael G. Long
                                                     Chief Financial Officer


Date           11/12/98                            /S/   Brian C. Baumler
-------------------------------                  -------------------------------
                                                         Brian C. Baumler
                                                     Controller and Treasurer