Form 10-K
period 1998-12-31
EDGE PETROLEUM CORP
filed 1999-03-31
CIK 1021010

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        Commission file number: 0-22149

                           EDGE PETROLEUM CORPORATION

             (Exact name of Registrant as specified in its charter)

                  Delaware                             76-0511037
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

           Texaco Heritage Plaza
           1111 Bagby, Suite 2100
               Houston, Texas                             77002
  (Address of principal executive offices)             (Zip code)

                                  713-654-8960

              (Registrant's telephone number including area code)
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to section 12(g) of the Act:
                     Common Stock, Par Value $.01 Per Share
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 19, 1999, was $41,774,672 (based on a value of $5.375 per share, the closing price of the Common Stock as quoted by NASDAQ National Market on such date). 7,772,032 shares of Common Stock, par value $.01 per share, were outstanding on March 19, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive proxy statement for the registrant's 1999 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           -----

                                                      PART I

ITEMS 1 AND 2.      BUSINESS AND PROPERTIES                                                                      2

ITEM 3.             LEGAL PROCEEDINGS                                                                           26

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                         26

                                                      PART II

ITEM 5.             MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                       28

ITEM 6.             SELECTED FINANCIAL DATA                                                                     29

ITEM 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS                                                                                30

ITEM 7A.            QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK                                  41

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                 41

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                      DISCLOSURES                                                                               41

                                                     PART III

ITEM 10.            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                          41

ITEM 11.            EXECUTIVE COMPENSATION                                                                      41

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                              41

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                              41

                                                      PART IV

ITEM 14.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                             42

                           EDGE PETROLEUM CORPORATION

    UNLESS OTHERWISE INDICATED BY THE CONTEXT, REFERENCES HEREIN TO THE "COMPANY" OR "EDGE" MEAN EDGE PETROLEUM CORPORATION, A DELAWARE CORPORATION, AND ITS CORPORATE AND PARTNERSHIP SUBSIDIARIES AND PREDECESSORS. CERTAIN TERMS USED HEREIN RELATING TO THE OIL AND NATURAL GAS INDUSTRY ARE DEFINED IN ITEMS 1 AND 2.-- "BUSINESS AND PROPERTIES--CERTAIN DEFINITIONS."

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

OVERVIEW

    Edge Petroleum Corporation is an independent energy company engaged in the exploration, development and production of oil and natural gas. Edge conducts its operations primarily along the onshore Gulf Coast with its primary emphasis in South Texas and Louisiana where it currently controls interests in excess of 222,000 gross acres under lease and option. The Company explores for oil and natural gas by emphasizing an integrated application of highly advanced data visualization techniques and computerized 3-D seismic data analysis to identify potential hydrocarbon accumulations. The Company believes its approach to processing and analyzing geophysical data differentiates it from other independent exploration and production companies and is more effective than conventional 3-D seismic data interpretation methods. The Company also believes that it maintains one of the largest databases of onshore South Texas Gulf Coast 3-D seismic data of any independent oil and natural gas company, and is continuously acquiring substantial additional data within this core region.

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

    The Company's extensive technical expertise has enabled it to internally generate substantially all of its 3-D prospects drilled to date and to assemble a large portfolio of 3-D based drilling prospects. The Company pursues drilling opportunities that include a blend of shallower, normally pressured reservoirs that generally involve moderate costs and risks as well as deeper, high-pressured reservoirs that generally involve greater costs and risks, but have higher economic potential. The Company mitigates its exposure to exploration costs and risk by conducting its operations with industry partners, including major oil companies and large independents, that generally pay a disproportionately greater share of seismic acquisition and, in many instances, leasing and drilling costs than the Company.

    The Company has experienced rapid increases in reserves, production and cash flow since early 1995 due to the growth of its 3-D based drilling activities and the retention of progressively larger interests in its exploration projects. The Company's average daily production increased from 2.5 MMcfe in 1995 to 19.5 MMcfe in 1998. While experiencing this rapid growth, the Company has maintained a low cost structure. At December 31, 1998, the Company's estimate of proved oil and natural gas reserves consisted of 24.2 Bcf of natural gas and 445 MBbls of oil. During 1998, the Company drilled 83 gross wells, (36.03 net wells) and added proved reserves of 8.95 Bcfe, before oil and natural gas revisions and production, representing a 125% replacement ratio of 1998 production of 7.1 Bcfe. At December 31, 1998, Edge's estimated proved reserves before income taxes and discounted to present value at 10% per annum were $22.7 million, based on SEC pricing at December 31, 1998 of $11.04 per Bbl of oil and $1.84 per Mcf of natural gas.

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

    The Company's methodology for interpreting 3-D seismic data has advanced beyond traditional 3-D interpretation techniques, which consist of interpreting multiple closely spaced 2-D profiles extracted from 3-D seismic volumes to generate 3-D structural maps. The Company's advanced visualization and data analysis techniques and resources enable its geoscientists to view collectively large volumes of information contained within the 3-D seismic data. This improves the geoscientist's ability to recognize certain important patterns or attributes in the data which may indicate hydrocarbon traps and which, if viewed incorrectly or with the application of improper techniques, could go undetected. Visualization techniques also enable the geoscientist to quickly identify and prioritize key areas from the large volumes of data reviewed in order to realize the greatest early benefit. The Company's sophisticated computing resources and unique visualization and data analysis techniques allow its geoscientists to more easily identify features such as shallow amplitude anomalies, complex channel systems, sharp structural details and fluid contacts, which might have been overlooked using less sophisticated 3-D seismic data interpretation techniques.

    The application of advanced 3-D exploration technology requires large scale information processing and graphic visualization, made possible by the rapid improvements in computing technology. The Company has made a significant investment in its 3-D seismic data visualization technology, which is closely linked with the Company's well-log database and other geoscience application software. Additionally, the Company has developed a fully integrated, client-server environment utilizing 14 scientific workstation nodes. For large-scale visualization, the Company uses a Silicon Graphics Onyx R10000 server with the SGI Reality Engine-2. The Company uses a comprehensive suite of Landmark Graphics geoscience applications in its interpretation environment, including Landmark's EarthCube software, which is designed specifically to integrate visualization and 3-D geologic interpretation. In addition, the Company utilizes Cogniseis' Voxel Geo technology in its visualization efforts.

    The Company's technological success is dependent in part upon hiring and retaining highly skilled technical personnel. The Company has assembled a technical team that it believes has the capacity to adapt to the rapidly changing technological demands in the field of oil and natural gas exploration. This team consists of nine geoscientists with an average of 15 years industry experience, most of which have had extensive experience with major oil companies. The Company provides its technical team with a sophisticated work environment. With its technical capabilities and personnel, the Company believes that it will be able to analyze increasingly large quantities of data without a commensurate increase in the number of employees. Additionally, the expertise of the Company's team of geoscientists reduces its dependence on outside technical consultants and enables the Company to internally generate substantially all of its prospects.

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

    The Company has developed extensive experience in the development and management of projects along the Gulf Coast. Since its inception, the Company has generated and assembled numerous prospects within the onshore Gulf Coast area. The Company believes that the ability to develop large scale 3-D projects in this area, on an economic basis, requires experience in obtaining the rights to explore and is a source of competitive advantage for the Company.

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

OIL AND NATURAL GAS RESERVES

    The following table sets forth estimated net proved oil and natural gas reserves of the Company and the present value of estimated future pretax net cash flows related to such reserves as of December 31, 1998. The Company engaged Ryder Scott Company ("Ryder Scott") to estimate the Company's net proved reserves, projected future production, estimated future net revenue attributable to its proved reserves, and the present value of such estimated future net revenue as of December 31, 1998. Ryder Scott's estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data provided by the Company. In estimating the reserve quantities that are economically recoverable, Ryder Scott used selling prices received and estimated development and production costs that were in effect during December 1998 without giving effect to hedging activities. In accordance with requirements of the Securities and Exchange Commission (the "Commission") regulations, no price or cost escalation or de-escalation was considered by Ryder Scott. For further information concerning Ryder Scott's estimate of proved reserves of the Company at December 31, 1998, see the reserve report included as an exhibit to this Annual Report on Form 10-K (the "Ryder Scott Report"). The present value of estimated future net revenues before income taxes was prepared using constant prices as of the calculation date, discounted at 10% per annum on a pretax basis, and is not intended to represent the current market value of the estimated oil and natural gas reserves owned by the Company. For further information concerning the present value of future net revenue from these proved reserves, see Note 10 of Notes to the Consolidated Financial Statements. See ITEMS 1 AND 2.--BUSINESS AND PROPERTIES--"FORWARD LOOKING INFORMATION AND RISK FACTORS--Uncertainties of Estimates of Oil and Natural Gas Reserves."

                                                                  PROVED RESERVES
                                                     -----------------------------------------
                                                     DEVELOPED (1)  UNDEVELOPED (2)    TOTAL
                                                     -------------  ---------------  ---------

                                                              (DOLLARS IN THOUSANDS)
Oil and condensate (MBbls) (3).....................           308            137           445
Natural gas (MMcf).................................        15,844          8,391        24,235
Natural gas equivalents (MMcfe)....................        17,692          9,213        26,905
Estimated future net revenues before income
  taxes............................................   $    23,083      $  11,346     $  34,429
Present value of estimated future net revenues
  before income taxes (discounted 10% annum) (4)...   $    16,647      $   6,083     $  22,730

------------------------

(1) Proved developed reserves are proved reserves which are expected to be recovered from existing wells with existing equipment and operating methods.

(2) Proved undeveloped reserves are proved reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

(3) Includes plant products.

(4) Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using weighted average prices at December 31, 1998, which were $1.84 per Mcf of natural gas and $11.04 per Bbl of oil without giving effect to hedging activities.

    There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth herein represents estimates only. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates, and such revisions may be material. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Furthermore, the estimated future net revenues from proved reserves and the present value thereof are based upon certain assumptions, including future prices, production levels and costs that may not prove correct.

    No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the Commission.

    In accordance with Commission regulations, the Ryder Scott Report used oil and natural gas prices in effect at December 31, 1998. The prices used in calculating the estimated future net revenue attributable to proved reserves do not necessarily reflect market prices for oil and natural gas production subsequent to December 31, 1998. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will actually be realized for such production or that existing contracts will be honored or judicially enforced.

VOLUMES, PRICES AND OIL AND NATURAL GAS OPERATING EXPENSE

    The following table sets forth certain information regarding production volumes, average sales prices and average oil and natural gas operating expense associated with, the Company's sales of oil and natural gas for the periods indicated.

                                                                       YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
PRODUCTION:
  Oil and Condensate (MBbls) (1).................................        142        166        109
  Natural gas (MMcf).............................................      6,284      4,299      2,316
  Natural gas equivalent (MMcfe).................................      7,135      5,293      2,970
AVERAGE SALES PRICE:
  Oil and Condensate ($ per Bbl) (1).............................  $   12.29  $   17.21  $   19.31
  Natural gas ($ per Mcf) (2)....................................       2.18       2.47       2.42
  Natural gas equivalent ($ per Mcfe) (2)........................       2.17       2.54       2.60
AVERAGE OIL AND NATURAL GAS OPERATING EXPENSE ($ PER MCFE) (3)...       0.47       0.44       0.54

------------------------

(1) Includes plant products.

(2) Includes the effect of hedging activity for the year ended December 31, 1998 and 1997.

(3) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), workover costs and the administrative costs of production offices, insurance and property and severance taxes.

RESERVE REPLACEMENT

    From January 1, 1996 to December 31, 1998, the Company incurred total net acquisition, exploration and development costs of approximately $71.3 million and generated proceeds of approximately $11.5 million from the sale of undeveloped prospects. Total acquisition, exploration, and development activities from January 1, 1996 to December 31, 1998, resulted in the addition of approximately 47 Bcfe (before downward reserve revisions of approximately
16.9 Bcfe), net to the Company's interest, of proved reserves at an average reserve replacement cost of $1.99 per Mcfe (net cost incurred divided by net reserve additions). Reserve replacement costs reflect the proceeds from the sales of undeveloped prospects recorded as a reduction to the full-cost pool.

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

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1998       1997       1996
                                                                ---------  ---------  ---------

                                                                        (IN THOUSANDS)
Acquisition Cost:
  Unproved prospects..........................................  $  20,853  $  17,660  $   4,490
Exploration costs.............................................     10,236      8,640      2,669
Development costs.............................................      3,250      1,208      2,343
                                                                ---------  ---------  ---------
  Total costs incurred........................................     34,339     27,508      9,502
Less proceeds from sales of prospects.........................      6,952      2,325      2,230
                                                                ---------  ---------  ---------
  Net costs incurred..........................................  $  27,387  $  25,183  $   7,272
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    Net costs incurred do not reflect sales of proved properties which are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

DRILLING ACTIVITY

    The following table sets forth the drilling activity of the Company for the three years ended December 31, 1998. In the table, "gross" refers to the total wells in which the Company has a working interest and "net" refers to gross wells multiplied by the Company's working interest therein. Wells in which the Company holds a reversionary interest are not included in the following table because such interests had not been earned at the time of drilling. The percentage of the Company's wells in which it holds solely a reversionary interest has substantially decreased in the last three years.

                                                                              YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------------------
                                                                1998                    1997                    1996
                                                       ----------------------  ----------------------  ----------------------
                                                          GROSS        NET        GROSS        NET        GROSS        NET
                                                       -----------  ---------  -----------  ---------  -----------  ---------
EXPLORATORY:
  Productive.........................................          43       19.34          60       27.07          32       15.82
  Non-productive.....................................          23       10.27          22        9.68          12        3.76
                                                               --                      --                      --
                                                                    ---------               ---------               ---------
    Total............................................          66       29.61          82       36.75          44       19.58
DEVELOPMENT:.........................................
  Productive.........................................          12        3.53          15        2.82
  Non-productive.....................................           5        2.89           4        1.87           1        0.20
                                                               --                      --                      --
                                                                    ---------               ---------               ---------
    Total............................................          17        6.42          19        4.69           1        0.20

    At December 31, 1998, the Company is evaluating one test well (.05 net). Final completion is pending the results of that test.

PRODUCTIVE WELLS

    The following table sets forth the number of productive oil and natural gas wells in which the Company owned an interest as of December 31, 1998.

                                                      COMPANY OPERATED         NON- OPERATED
                                                                                                             TOTAL
                                                   ----------------------  ----------------------  --------------------------
                                                      GROSS        NET        GROSS        NET       GROSS (1)      NET (1)
                                                   -----------  ---------  -----------  ---------  -------------  -----------
Oil..............................................          18        9.35          23        5.96           41         15.31
Natural gas......................................          91       56.17          58       11.55          149         67.72
                                                                                   --
                                                          ---   ---------               ---------          ---         -----
  Total..........................................         109       65.52          81       17.51          190         83.03
                                                                                   --
                                                          ---   ---------               ---------          ---         -----

------------------------

(1) Includes 42 gross wells shut in, (19.84 net).

ACREAGE DATA

    The following table sets forth certain information regarding the Company's developed and undeveloped lease acreage as of December 31, 1998. Developed acres refers to acreage within producing units and undeveloped acres refers to acreage that has not been placed in producing units.

                                                                    UNDEVELOPED ACRES
                                               DEVELOPED ACRES                                  TOTAL
                                             --------------------  --------------------  --------------------
                                               GROSS       NET       GROSS       NET       GROSS       NET
                                             ---------  ---------  ---------  ---------  ---------  ---------
Texas......................................     62,068     23,133     56,386     17,266    118,454     40,399
Louisiana..................................      1,911        300     15,546      5,749     17,457      6,049
Mississippi................................      2,660         87     10,269      9,093     12,929      9,180
Alabama....................................      1,511        168        569        279      2,080        447
                                             ---------  ---------  ---------  ---------  ---------  ---------
  Total....................................     68,150     23,688     82,770     32,387    150,920     56,075
                                             ---------  ---------  ---------  ---------  ---------  ---------

    Leases covering approximately 26,903.78 gross (10,047.80 net), 21,790.12 gross (9,257.74 net), 28,782.18 gross (12,858.21 net) and 235.73 gross (59.39 net) undeveloped acres are scheduled to expire in 1999, 2000, 2001 and 2002, respectively. In general, the Company's leases will continue past their primary terms if oil and natural gas production in commercial quantities is being produced from a well on such lease.

    The table does not include 67,872.85 gross (30,663.97 net) acres that the Company has a right to acquire pursuant to various seismic option agreements at December 31, 1998. Under the terms of its option agreements, the Company typically has the right for one year, subject to extensions, to exercise its option to lease the acreage at predetermined terms.

SIGNIFICANT PROJECT AREAS

    Set forth below are descriptions of the Company's key project areas where it is actively exploring for potential oil and natural gas prospects and in many cases currently has oil and natural gas production. The Company has operations in 25 3-D project areas. The description below groups those project areas into major play areas and provides detail on the key areas the Company expects to exploit in 1999. The 3-D surveys the Company is using to analyze its project areas range from regional non-proprietary group shoots to single field proprietary surveys. The Company, typically, has participated in these project areas with industry partners under agreements that typically provide for the industry partners to bear a greater share of the up-front costs associated with obtaining option arrangements with landowners, seismic data acquisition and related data interpretation. The working interest and net revenue interest shown for the project areas are the average for acreage under lease and option by the Company in that project area.

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

TEXAS

SOUTH TEXAS FRIO-VICKSBURG TREND

    This trend encompasses the Amazon, Aubrey, Encinitas, Everest, and Santellana 3-D project areas, covering about 550 square miles, and spans parts of Brooks, Starr, and Hidalgo Counties in South Texas. The Company's average working interests range from 100% in the Santellana area to 22.5% in the Encinitas area.--There were nine wells drilled in this trend in 1998. At year-end 1998, Edge's net production from this area was approximately 8.5 MMcfe per day. The focus for this area will be deeper drilling the Vicksburg formation. Nine wells are planned for this area in 1999.

SOUTH TEXAS FRIO-WILCOX TREND

    This trend encompasses the Belco Target Area 2, Leroy, Nita Austin, Spartan and Spartan Extension, Tyler, Brandon, Buckeye, Clayton, Bee County, Cameron 3-D project areas, covering approximately 805 square miles in Duval, Webb, Live Oak, Bee and Goliad Counties. The Company's average working interests range from 100% to 0%. In some areas in this trend the Company has historically sold prospects retaining only a back-in working interest after payout. There were 63 wells drilled in this trend during 1998. At year-end 1998, Edge's net production from this area was approximately 10.3 MMcfe per day. Edge plans to drill approximately 15 wells in this area during 1999, consisting of a combination of typical shallower Frio, Hockley, Pettus and Yegua wells plus select deeper Wilcox wells.

    The Company is developing a new, large project area within this trend on the 42,000 acre M.E. O'Conner Heirs Ranch. During 1998 Edge and a partner, Texaco, negotiated a single lease covering the O'Conner Ranch and will acquire approximately 100 square miles of new, proprietary 3-D seismic covering the Ranch during 1999. Edge will have a 50% working interest in all wells above 8,000 feet and 22.5% in deeper wells. Seismic data is expected to be delivered in the third quarter with drilling beginning in the fourth quarter of 1999.

LOUISIANA

    During 1997, Edge began to reestablish activity in Louisiana where the Company had been historically active and has had prior exploratory successes. Early in its history, the Company developed and sold a number of South Louisiana exploration prospects including a prospect that became the Maurice Field, a field that has produced in excess of 150 Bcfe since its discovery in 1987. Edge currently has a 2.68% working interest in two wells in this field. During 1998 Edge participated in the drilling of four wells in South Louisiana, three of which were dry holes.

SOUTH LOUISIANA MARGTEX, BOLMEX TREND

    This trend is the focus of the Company's Genesis Project area in Acadia, Vermilion, Lafayette and St. Landry Parishes. The Company has approximately 500 square miles of 3-D seismic data covering this prolific natural gas trend. Edge began drilling one large prospect in this area in early 1999. It is an 18,000 foot MargTex exploratory well. Edge has an 11% direct working interest plus a 22.5% carry to casing point by its partners which results in a 26% working interest at casing point and a 19% NRI. The Company has leased and expects to drill three additional exploratory wells in this area during 1999, retaining an average 30% working interest.

SOUTH LOUISIANA NODOSARIA EMBAYMENT TREND

    During 1998 the Company initiated the optioning, permitting and leasing of a 150 square mile area in St. Landry, Acadia and Lafayette Parishes. In late 1998, the Company brought two partners into the project and contracted for the acquisition of 3-D seismic data over the area, which is to be completed in mid-1999. The Company and its partners will have exclusive rights to this data for a nine to twelve month period after which the seismic contractor has the right to sell the data to other interested parties. The seismic contractor is paying for 30% of the permitting and acquisition costs for that marketing right. The Company will retain a 45% working interest in the Nodosaria Embayment Project, while paying for only 20% of optioning and data acquisition costs, and its two partners will each have a 27.5% working interest.

    The Nodosaria Embayment Project area has never been shot with 3-D seismic but is A prolific producer from older fields drilled based upon 2-D seismic data. The exploration focus of the project is balance between intermediate, normally pressured 10,000 foot targets and deeper, geopressured 15,000 foot targets. The survey area has produced 2.5 Tcf of gas and 145 MMBbl of oil to date. Only five wells have been drilled below 15,000 feet on the northern half of the survey and only 28 wells have been drilled below 15,000 feet in the southern half.

INVESTMENT IN FRONTERA RESOURCES CORPORATION

    In August 1997, the Company acquired 15,171 shares of Series D Preferred Stock of Frontera Resources Corporation ("Frontera") that were initially convertible into approximately 10% of the fully diluted outstanding shares of common stock of Frontera (excluding employee stock options). The Company paid $3.6 million for these shares. Frontera is a privately held international energy company based in Houston, Texas, that is seeking to develop upstream and downstream energy projects in emerging international markets. Frontera is one of the first western companies to invest in oil and natural gas rights in the former Soviet Republic of Georgia and has entered into a production sharing contract and refinery study with Saknavtobi, the Georgian state oil company, covering acreage in the Dura Basin in Block 12, Eastern Georgia. In addition, Frontera is pursuing projects in Azerbaijan and Bolivia. In July, 1997, Frontera announced a strategic alliance with Baker Hughes Solutions, a subsidiary of Baker Hughes Incorporated., with a view to developing oil and natural gas exploration and development opportunities in the onshore Jura Basin of Azerbaijan. In connection with the Frontera investment, Frontera elected James
D. Calaway to serve as a member of its board of directors. There can be no assurance as to the results of any of Frontera's projects.

    Pursuant to a rights offering conducted in November 1998, the Company agreed to purchase 44,027 shares of Frontera Common Stock plus such additional shares, if necessary, to maintain its current 8.73% interest of partially diluted outstanding Frontera Stock (assuming conversion of all preferred stock). The rights offering consisted of two tranches. The Company paid $116,671 in December, 1998 in connection with the first tranche and exercised an option to acquire an additional 2,123 shares in January 1999. Should the Company exercise the second tranche of the rights offering (which the Company believes will happen during the first half of 1999) the Company will be obligated to purchase another 44,027 shares to maintain is approximate 8.73% interest.

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

    Despite the measures taken by the Company to attempt to control price risk, the Company remains subject to price fluctuations for natural gas sold in the spot market due primarily to seasonality of demand and other factors beyond the Company's control. Domestic oil prices generally follow worldwide oil prices, which are subject to price fluctuations resulting from changes in world supply and demand. The Company continues to evaluate the potential for reducing these risks by entering into, and expects to enter into, additional hedge transactions in future years. In addition, the Company may also close out any portion of hedges that may exist from time to time as determined to be appropriate by management. During 1997 and 1998 the Company had in place several natural gas commodity collars with a financial institution covering 5,000 - 20,000 MMbtus per day, or approximately 30%--60% of the Company's daily production. Prices received float between a floor and cap price per MMbtu, (delivered price basis, Houston Ship Channel), with settlement for each calendar month occurring five business days following the publishing of the Inside F.E.R.C. Gas Marketing Report. Included within natural gas revenues for the years ended December 31, 1997 and 1998 was approximately $33,000 and $482,000, respectively, representing net settlement gains from collar activities. There were no active collar agreements in place at December 31, 1998. During December 1998, the Company entered into a fixed price swap for $1.96 per MMbtu. This fixed price swap covers 13,000 MMbtu per day, or approxiamtely 65% of daily production, and is effective beginning March 1, 1999 and expires on October 31, 1999. There was no material hedging activity during the year ended December 31, 1996.

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

EMPLOYEES

    At December 31, 1998, the Company had 48 full-time employees, primarily professionals, including nine geologists/geophysicists, four geo-technicians, four landmen and three engineers. The Company believes that its relationships with its employees are good. None of the Company's employees are covered by a collective bargaining agreement. From time to time, the Company utilizes the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well site surveillance, permitting and environmental assessment. Field and on-site production operation services, such as pumping, maintenance, dispatching, inspection and testing, are generally provided by independent contractors.

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

DEPENDENCE ON EXPLORATORY DRILLING ACTIVITIES

    The success of the Company will be materially dependent upon the continued success of its exploratory drilling program. Exploratory drilling involves numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs or delivery crews and the delivery of equipment. Although the Company believes that its use of 3-D seismic data and other advanced technology should increase the probability of success of its exploratory wells and should reduce average finding costs through elimination of prospects that might otherwise be drilled solely on the basis of 2-D seismic data and other traditional methods, exploratory drilling remains a speculative activity. Even when fully utilized and properly interpreted, 3-D seismic data and visualization techniques only assist geoscientists in identifying subsurface structures and do not allow the interpreter to know if hydrocarbons will in fact be present in such structures if they are drilled. In addition, the use of 3-D seismic data and such technologies requires greater pre-drilling expenditures than traditional drilling strategies and the Company could incur losses as a result of such expenditures. The Company's future drilling activities may not be successful and, if unsuccessful, such failure will have an adverse effect on the Company's future results of operations and financial condition. There can be no assurance that the Company's overall drilling success rate or its drilling success rate for activity within a particular project area will not decline. The Company may choose not to acquire option and lease rights prior to acquiring seismic data and, in many cases, the Company may identify a prospect or drilling location before seeking option or lease rights in the prospect or location and in which prospects the Company may not have any option or lease rights. Although the Company has identified or budgeted for numerous drilling prospects, there can be no assurance that such prospects will be leased or drilled (or drilled within the scheduled or budgeted time frame) or that natural gas or oil will be produced from any such identified prospects or any other prospects. Prospects may initially be identified through a number of methods, some of which do not include interpretation of 3-D or other seismic data. Wells that are currently included in the Company's capital budget may be based upon statistical results of drilling activities in other 3-D project areas that the Company believes are geologically similar, rather than on analysis of seismic or other data. Actual drilling and results are likely to vary from such statistical results and such variance may be material. Similarly, the Company's drilling schedule may vary from its capital budget. See ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--General Overview" and ITEMS 1 AND 2.--"BUSINESS AND PROPERTIES--SIGNIFICANT PROJECT AREAS."

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

    In order to reduce its exposure to short-term fluctuations in the price of natural gas, the Company periodically enters into hedging arrangements. The Company's hedging arrangements apply to only a portion of its production and provide only partial price protection against declines in natural gas prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden, unexpected event materially impacts oil or natural gas prices. In addition, the Company's hedging arrangements limit the benefit to the Company of increases in the price of natural gas. See ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS--GENERAL" and ITEMS 1 AND 2.-- "BUSINESS AND PROPERTIES--MARKETING."

RESERVE REPLACEMENT RISK

    In general, the volume of production from oil and natural gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent the Company acquires properties containing proved reserves or conducts successful exploration and development activities, or both, the proved reserves of the Company will decline as reserves are produced. The Company's future oil and natural gas production is, therefore, highly dependent upon its level of success in finding or acquiring additional reserves. The business of exploring for, developing or acquiring reserves is capital-intensive. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, the Company's ability to make the necessary capital investment to maintain or expand its asset base of oil and natural gas reserves would be impaired. As of December 31, 1998, the Company had participated in a substantial percentage of its wells as non-operator pursuant to various agreements. The failure of an operator of the Company's wells to adequately perform operations, or such operator's breach of the applicable agreements, could adversely impact the Company. In addition, there can be no assurance that the Company's future exploration, development and acquisition activities will result in additional proved reserves or that the Company will be able to drill productive wells at acceptable costs. See ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

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

RELIANCE ON TECHNOLOGICAL DEVELOPMENT AND POSSIBLE TECHNOLOGICAL OBSOLESCENCE

    The Company's business is dependent upon utilization of changing technology. As a result, the Company's ability to adapt to evolving technologies, obtain new products and maintain technological advantages will be important to its future success. The Company believes that its ability to utilize state of the art technologies currently gives it an advantage over many of its competitors. This advantage, however, is based in part upon technologies developed by others, and the Company may not be able to maintain this advantage. As new technologies develop, the Company may be placed at a competitive disadvantage, and competitive pressures may force the Company to implement such new technologies at substantial cost. There can be no assurance that the Company will be able to successfully utilize, or expend the financial resources necessary to acquire, new technology, that others will not either achieve technological expertise comparable to or exceeding that of the Company or that others will not implement new technologies before the Company. One or more of the technologies currently utilized by the Company or implemented in the future may become obsolete. In such case, the Company's business, financial condition and results of operations could be materially adversely affected. If the Company is unable to utilize the most advanced commercially available technology, the Company's business, financial condition and results of operations could be materially and adversely affected. See ITEMS 1 AND 2.--"BUSINESS AND PROPERTIES-- Exploration Technology."

SIGNIFICANT CAPITAL REQUIREMENTS

    Due to its active exploration and development and technology development programs, the Company has experienced and expects to continue to experience substantial working capital needs. Additional financing may be required in the future to fund the Company's growth and developmental and exploratory drilling and continued technological development. No assurances can be given as to the availability or terms of any such additional financing that may be required or that financing will continue to be available under existing or new credit facilities. In the event such capital resources are not available to the Company, its drilling and other activities may be curtailed. See ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources."

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

ABILITY TO MANAGE GROWTH AND ACHIEVE BUSINESS STRATEGY

    The Company has experienced significant growth in the recent past through the expansion of its drilling program. The Company's growth has placed, and is expected to continue to place, a significant strain on the Company's financial, technical, operational and administrative resources. As the Company enlarges the number of projects it is evaluating or in which it is participating, there will be additional demands on the Company's financial, technical, operational and administrative resources. The Company's ability to continue its growth will depend upon a number of factors, including its ability to identify and acquire new exploratory sites, its ability to develop existing sites, its ability to continue to retain and attract skilled personnel, the results of its drilling program, hydrocarbon prices, access to capital and other factors.

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

YEAR 2000

    The Company has completed its assessment of the year 2000 processing issues of its internal technology systems, considering current financial and accounting, production, land and geological computer systems and software utilized by the Company. Due to the need for improved management reporting, the Company is in the process of replacing its existing financial and accounting, production and land applications with new software which is year 2000 compliant. Implementation is expected to be completed on or before June 30, 1999 at a total cost of approximately $235,000. As of December 31, 1998, the Company has incurred approximately $180,000 converting to its new financial and accounting system and software with a majority of the remaining cost to be incurred prior to March 31, 1999. Production and land applications will be operational on or before June 30, 1999. These costs have been funded from cash flows from operations and the cost of the new software and necessary hardware upgrades have been capitalized. Based on assertions made by vendors, the Company believes its geological systems and software are year 2000 compliant. In addition the Company is performing other forms of due diligence to ensure that its geological systems are compliant.

    The Company is also in the process of evaluating the risk presented by potential Year 2000 non-compliance by third parties. Because such risks vary substantially, companies are being contacted based on the estimated magnitude of risk posed to the Company by their year 2000 non-compliance. The Company anticipates that these efforts will continue through 1999 and will not result in significant costs to the Company.

    The Company's assessment of its Year 2000 issues involves many assumptions. There can be no assurance that the Company's assumptions will prove accurate, and actual results could differ significantly from the assumptions. In conducting its Year 2000 compliance efforts, the Company has relied primarily on vendor representations with respect to internal computerized systems and representations from third parties with which the Company has business relationships and has not independently verified representations. There can be no assurance that these representations will prove accurate. A Year 2000 failure could result in a business interruption that adversely effects the Company's business, financial condition or results of operations. Although it is not currently aware of any likely business disruptions, the Company has developed a contingency plan to address and assess the readiness of its material suppliers, customers and other entities as it relates to year 2000 processing issues and expects this work to be completed before December 31, 1999. The Company is not insured for this type of loss should a loss occur.

    The foregoing statements are intended to be and are hereby designated "Year 2000 Readiness Disclosures" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

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

    JOHN E. ELIAS has served as the Chief Executive Officer and Chairman of the Board of Directors (the "Board") of the Company since November 1998. Mr. Elias is a member (chairman) of the Nominating Committee of the Board. From April 1993 to September 30, 1998, he served in various senior management positions, including Executive Vice President, of Seagull Energy Corporation, a company engaged in oil and natural gas exploration, development and production and pipeline marketing. Prior to April, 1993 Mr. Elias served in various positions including senior management position with Amoco Corporation, a major integrated oil and gas company. Mr. Elias has more than 35 years of experience in the oil and natural gas exploration and production business. He is 58 years old. Mr. Elias' current term as director of the Company expires in 2000.

    JOHN E. CALAWAY formerly served as the Chief Executive Officer and Chairman of the Board of the Company from December 1996 through November 1998. Effective November 16, 1998, John E. Calaway resigned as Chairman of the Board, Chief Executive Officer and a director of the Company. He was the founder of the Company's predecessor corporations and served as the Chief Executive Officer and Chairman of the Board of such companies from 1986 until the Company's March 1997 initial public offering. Mr. John E. Calaway was also the Chairman of the Nominating Committee of the Board.

    JAMES D. CALAWAY has served as the President and Chief Operating Officer and as a director of the Company since December 1996 and prior thereto served as a director of the Company's corporate predecessor since April 1991. Mr. James D. Calaway is also a member of the Audit and Nominating Committees of the Board. From January 1994 to March 1997, he served as Special Advisor to the Company's corporate predecessor. From 1989 to January 1994, Mr. James D. Calaway was primarily engaged in the organization and capitalization of several high technology companies, including The Forefront Group, Inc. Prior thereto, he served as Vice President of Business Development for Space Industries International, Inc., a company he co-founded in 1982 that develops, fabricates, integrates and operates spacecraft and space flight equipment. Mr. James D. Calaway received a B.A. in Economics from the University of Texas and an M.A. in Politics, Philosophy and Economics from Oxford University. Mr. James D. Calaway is 41 years old. Mr. John E. Calaway and Mr. James D. Calaway are twin brothers.

    MICHAEL G. LONG has served as Senior Vice President and Chief Financial Officer of the Company since December 1996. Mr. Long served as Vice President-Finance of W&T Offshore, Inc., an oil and natural gas exploration and production company, from July 1995 to December 1996. From May 1994 to July 1995, he served as Vice President of the Southwest Petroleum Division for Chase Manhattan Bank, N.A. Prior thereto, he served in various capacities with First National Bank of Chicago, most recently that of Vice President and Senior Corporate Banker of the Energy and Transportation Department, from March 1992 to May 1994. Mr. Long received a B.A. in Political Science and a M.S. in Economics from the University of Illinois. Mr. Long is 46 years old.

    BRIAN C. BAUMLER has served as Controller of the Company since June 1997 and Treasurer since August 1997. From September 1988 to May 1997, Mr. Baumler was employed by Deloitte and Touche LLP, most recently as a Senior Manager of Audit Services. He is a Certified Public Accountant, a member of the American Institute of Certified Public Accounts, Texas Society of Certified Public Accountants and the Houston Chapter of Certified Public Accountants. He holds a B.B.A in Accounting from the University of Northern Iowa. Mr. Baumler is 33 years old.

SIGNIFICANT EMPLOYEES

    MARK J. GABRISCH has served as the Vice President of Land for the Company since March 1997. From November 1994 to March 1997, he served in a similar capacity with the Company's predecessor corporation. From 1985 to October 1994, he was a landman, most recently a Senior Landman, for Shell Oil Company. Mr. Gabrisch holds a B.S. in Petroleum Land Management from the University of Houston.

    JOHN O. HASTINGS, JR. has served as the Vice President of Exploration for the Company since March 1997 and prior thereto served in a similar capacity with the Company's predecessor corporation since February 1994. From 1984 to February 1994, he was an exploration geologist with Shell Oil Company, serving as Senior Geologist before his departure. Mr. Hastings holds a B.A. from Dartmouth in Earth Sciences and a M.S. in Geology from Texas A&M University.

    JOHN O. TUGWELL has served as the Vice President of Production for the Company since March 1997 and prior thereto served as Senior Petroleum Engineer of the Company's predecessor corporation since May 1995. From 1986 to May 1995, he held various reservoir/production engineering positions with Shell Oil Company, most recently that of Senior Reservoir Engineer. Mr. Tugwell holds a B.S. in Petroleum Engineering from Louisiana State University. Mr. Tugwell is a registered Professional Engineer in the State of Texas.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a) As of March 19, 1999, the Company estimates there were approximately 231 beneficial holders of its Common Stock. The Company's Common Stock is listed on the NASDAQ National Market ("NASDAQ") and traded under the symbol "EPEX". As of March 19, 1999, the Company had 7,772,032 shares outstanding and its closing price on NASDAQ was $5.375 per share. The following table sets forth, for the periods indicated, the high and low closing sales prices for Common Stock of the Company as listed on Nasdaq.

                                COMMON STOCK
                              ----------------
                              HIGH        LOW
                              -----      -----
CALENDAR 1998
QUARTER:
  First..................     $14        $ 9 1/4
  Second.................      13 3/4     10 5/8
  Third..................      11 7/8      7 7/8
  Fourth.................      10 1/8      4 1/8

CALENDAR 1997

QUARTER:
  First (1)..............     $19 3/8    $16
  Second.................      16 1/2     11 3/4
  Third..................      20         12 1/2
  Fourth.................      21 1/8     11

------------------------

(1) The first date of trading of the Company's common stock was February 26, 1997.

    The Company has never paid a dividend, cash or otherwise and does not intend to in the foreseeable future. The payment of future dividends will be determined by the Company's Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements, restrictions in financing agreements, business conditions and other factors. See ITEMS 1 AND 2.-- BUSINESS AND PROPERTIES--FORWARD LOOKING INFORMATION AND RISK FACTORS-- Absence of Dividends on Common Stock."

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected financial data regarding the Company as of and for each of the periods indicated. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto, which follow:

                                                                             YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------------------------
                                                               1998        1997     1996 (3)   1995 (3)    1994 (3)
                                                            ----------  ----------  ---------  ---------  -----------
                                                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONAL DATA:
  Oil and natural gas revenue.............................  $   15,463  $   13,468  $   7,719  $   2,040   $   1,994
  Costs and expenses:
    Oil and natural gas operating expenses................       3,376       2,331      1,600        686         305
    Depletion, depreciation and amortization..............      10,002       2,876      1,613        813         593
    Impairment of oil and natural gas properties..........      10,013
    General and administative.............................       4,583       4,641      2,753      2,484       2,026
    Other charge..........................................       2,898
    Unearned compensation expense.........................         621         513
                                                            ----------  ----------  ---------  ---------  -----------
      Total operating expenses............................      31,493      10,361      5,966      3,983       2,924
                                                            ----------  ----------  ---------  ---------  -----------
  Operating income (loss).................................     (16,030)      3,107      1,753     (1,943)       (930)
  Interest expense........................................         (90)       (183)      (859)      (315)       (385)
  Interest income.........................................         133         901
  Gain on sale of oil and gas property....................                                         3,337       2,284
  Other income............................................                                233
                                                            ----------  ----------  ---------  ---------  -----------
  Income (loss) before income taxes, minority interest and
    cumulative effect of accounting change................     (15,987)      3,825      1,127      1,079         969
  Income tax (expense) benefit............................         983                   (394)      (397)       (292)
  Minority interest.......................................                               (433)      (576)       (543)
                                                            ----------  ----------  ---------  ---------  -----------
  Income (loss) before cumulative effect of accounting
    change................................................     (15,004)      3,825        300        106         134
  Cumulative effect of accounting change..................       1,781
                                                            ----------  ----------  ---------  ---------  -----------
  Net income (loss).......................................  $  (13,223) $    3,825  $     300  $     106   $     134
                                                            ----------  ----------  ---------  ---------  -----------
                                                            ----------  ----------  ---------  ---------  -----------
  Basic income (loss) per share: (1)
    Income (loss) before cumulative effect of accounting
      change..............................................  $    (1.93) $     0.53  $    0.06  $    0.02   $    0.03
    Cumulative effect of accounting change................        0.23
                                                            ----------  ----------  ---------  ---------  -----------
  Basic earnings (loss) per share.........................  $    (1.70) $     0.53  $    0.06  $    0.02   $    0.03
                                                            ----------  ----------  ---------  ---------  -----------
                                                            ----------  ----------  ---------  ---------  -----------
  Diluted income (loss) per share: (1)
    Income (loss) before cumulative effect of accounting
      change..............................................  $    (1.93) $     0.52  $    0.06  $    0.02   $    0.03
    Cumulative effect of accounting change................        0.23
                                                            ----------  ----------  ---------  ---------  -----------
  Diluted earnings (loss) per share.......................  $    (1.70) $     0.52  $    0.06  $    0.02   $    0.03
  Basic weighted average number of shares outstanding
    (1)...................................................       7,772       7,275      4,701      4,701       4,701
  Diluted weighted average number of shares outstanding
    (1)...................................................       7,772       7,320      4,701      4,701       4,701
STATEMENT OF CASH FLOW DATA:
  EBITDA (2)..............................................  $    4,118  $    6,884  $   3,166  $   1,631   $   1,404
  Capital expenditures....................................      34,824      29,874     10,467      8,512       6,809
  Net cash provided by (used in) operating activities.....      11,983       4,145      2,278       (927)       (604)
  Net cash used in investing activities...................     (27,989)    (31,177)    (5,651)    (1,154)        291
  Net cash provided by (used in) financing activities.....      12,500      29,266      4,716      1,932        (425)

                                                                                  AS OF DECEMBER 31,
                                                               ---------------------------------------------------------
                                                                 1998       1997     1996 (3)    1995 (3)     1994 (3)
                                                               ---------  ---------  ---------  -----------  -----------
                                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital............................................  $  (8,255) $   7,603  $     690   $    (947)   $    (973)
  Property and equipment, net................................     47,259     36,663     11,989       7,911        4,136
  Total assets...............................................     56,279     53,766     19,556       9,858        6,128
  Long-term debt including current maturities................     12,500                11,862       6,214        4,177
  Equity (deficit)...........................................     36,956     47,911       (373)       (658)        (749)

------------------------

(1) Basic and diluted income (loss) per share has been computed based on the net income (loss) shown above and assuming the 4,701,361 shares of Common Stock issued in connection with the Combination Transactions were outstanding for all periods prior to the Combination, effective March 3, 1997.

(2) EBITDA represents income (loss) before cumulative effect of accounting change, interest expense, income taxes, depletion, depreciation and amortization and impairment. Management of the Company believes that EBITDA may provide additional information about the Company's ability to meet its future requirements for debt service, capital expenditures and working capital. EBITDA is a financial measure commonly used in the oil and natural gas industry and should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Because EBITDA excludes some, but not all, items that affect net income this measure may vary among companies. The EBITDA data presented above may not be comparable to a similarly titled measure of other companies.

(3) The Combination (as defined herein) was accounted for as a reorganization of entities under common control. Accordingly, as of and for the three years in the period ended December 31, 1996, the consolidated accounts are presented using the historical costs and results of operations of the affiliated entities as if such entities had always been combined. Accordingly the consolidated financial statements include the accounts of Edge Petroleum Corporation, a Texas corporations,("Old Edge"), and Edge Joint Venture II (the "Joint Venture). The Joint Venture interests not owned by Old Edge is recorded as minority interest.

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

GENERAL OVERVIEW

    The Company was organized as a Delaware corporation in August 1996 in connection with the initial public offering (the "Offering") and related combination of certain entities that held interests in the Joint Venture and certain other oil and natural gas properties; herein referred to as the "Combination". In a series of combination transactions the Company issued an aggregate of 4,701,361 shares of common stock and received in exchange 100% of the ownership interests in the Joint Venture and certain other oil and natural gas properties. In March 1997, and contemporaneously with the Combination, the Company completed the Offering of 2,760,000 shares of its common stock generating proceeds of approximately $40 million, net of expenses.

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

    The Company uses the full-cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain general and administrative costs that are directly attributable to the Company's acquisition, exploration and development activities, are capitalized in a "full-cost pool" as incurred. The Company records depletion of its full-cost pool using the unit of production method. Investments in unproved properties are not subject to amortization until the proved reserves associated with the projects can be determined or until impaired. To the extent that capitalized costs subject to amortization in the full-cost pool (net of depletion, depreciation and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to operations. Once incurred, an impairment of oil and natural gas properties is not reversible at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with the Company's quarterly filings with the Commission. At December 31, 1998 the Company recorded a full cost ceiling test write down of its oil and natural gas properties of approximately $10 million.

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

    Due to the instability of oil and natural gas prices, the Company has entered into, from time to time, price risk management transactions (e.g., swaps and collars) for a portion of its natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits the benefit to the Company of increases in the price of natural gas it also limits the downside risk of adverse price movements. The Company's hedging arrangements apply to only a portion of its production and provide only partial price protection against declines in natural gas prices and limits potential gains from future increases in prices. The Company accounts for these transactions as hedging activities and, accordingly, gains and losses are included in oil and natural gas revenues during the period the hedged transactions occur. During 1997 and 1998 the Company had in place several natural gas commodity collars with a financial institution covering 5,000-20,000 MMbtus per day, or approximately 30%-60% of the Company's daily production. Prices received float between a floor and cap price per MMbtu, (delivered price basis, Houston Ship Channel), with settlement for each calendar month occurring five business days following the publishing of the Inside F.E.R.C. Gas Marketing Report. Included within natural gas revenues for the years ended December 31, 1998 and 1997 was approximately $482,000 and $33,000, respectively, representing net settlement gains from collar activities. There were no active collar agreements in place at December 31, 1998. During December 1998, the Company entered into a fixed price swap for $1.96 per MMbtu. This fixed price swap covers 13,000 MMbtu per day, or approximately 65% of daily production, and is effective beginning March 1, 1999 and expires on October 31, 1999. There was no material hedging activity during the year ended December 31, 1996.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

REVENUE AND PRODUCTION

    Oil and natural gas revenues increased 15% from $13.5 million in 1997 to $15.5 million in 1998. Production volumes for oil decreased 14% from 165,640 Bbls in 1997 to 141,774 Bbls in 1998. The decrease in oil production decreased revenues by approximately $411,000, further decreased by a 29% decrease in average oil prices that reduced revenues by approximately $698,000. Production volumes for natural gas increased 46% from 4,298,859 Mcf in 1997 to 6,284,495 Mcf in 1998. The increase in natural gas production increased revenues by approximately $4.9 million. A 12% decrease in average natural gas prices decreased revenues by approximately $1.8 million. The overall net increase in oil and natural gas production was due to 55 new gross, (22.87 net), producing exploratory and development wells drilled and completed since December 31, 1997 partially offset by production declines from existing wells. Included within natural gas revenues for the two years ended December 31, 1998 and 1997 was approximately $482,000 and $33,000, respectively, representing net gains from collar activity. The collar settlements increased the effective average natural gas prices by $0.07 per Mcf and $0.01 per Mcf, respectively, for the two years ended December 31, 1998 and 1997.

    The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the years ended December 31, 1998 and 1997.

                                                                                         1998 PERIOD COMPARED TO 1997
                                                                  DECEMBER 31,                      PERIOD
                                                          ----------------------------  ------------------------------
                                                                                          INCREASE       % INCREASE
                                                              1998           1997        (DECREASE)      (DECREASE)
                                                          -------------  -------------  -------------  ---------------
Production volumes:
  Oil and condensate (Bbls).............................        141,774        165,640        (23,866)          (14)%
  Natural gas (Mcf).....................................      6,284,495      4,298,859      1,985,636            46%
  Natural gas equivalents(Mcfe).........................      7,135,139      5,292,699      1,842,440            35%
Average sales prices:
  Oil and condensate ($per Bbl).........................  $       12.29  $       17.21  $       (4.92)          (29)%
  Natural gas ($per Mcf)................................           2.18           2.47          (0.29)          (12)%
Operating revenues:
  Oil and condensate....................................  $   1,742,311  $   2,850,600  $  (1,108,289)          (39)%
  Natural gas...........................................     13,721,121     10,617,442      3,103,679            29%
                                                          -------------  -------------  -------------
Total...................................................  $  15,463,432  $  13,468,042  $   1,995,390            15%
                                                          -------------  -------------  -------------
                                                          -------------  -------------  -------------

COSTS AND OPERATING EXPENSES

    Oil and natural gas operating expenses increased 45% from $2.3 million in 1997 to $3.4 million in 1998 due to increased production generated from new oil and natural gas wells drilled and completed in 1998. Oil and natural gas operating expenses on a unit of production basis were $0.47 per Mcfe and $0.44 per Mcfe for the years ended December 31, 1998 and 1997, respectively.

    Depletion, depreciation and amortization expense ("DD&A") increased 248% from $2.9 million in 1997 to $10 million in 1998. Included within DD&A for the years ended December 31, 1997 and 1998 was $2.48 million and $9.3 million, respectively, representing depletion expense of oil and natural gas properties. A 177% increase in the overall depletion rate increased depletion expense by approximately $5.9 million. The increase in the depletion rate was primarily due to revisions of oil and natural gas reserve estimates as of December 31, 1998 and the abandonment during the fourth quarter of 1998 of certain projects, portions of projects and prospects located in non-core areas. Additionally, the depletion rate was further increased due to the change in accounting method (see
Note 1 to the Consolidation Financial

Statements) which increased depletion expense by approximately $608,000 during the year ended December 31, 1998. Increased oil and natural gas production further increased depletion expense by approximately $865,000. Depletion on a unit of production basis for the years ended December 31, 1998 and 1997 was $1.30 per Mcfe and $0.47 per Mcfe, respectively. The remaining increase in DD&A was due primarily to depreciation of new computer hardware and software and office furniture purchased during the fourth quarter of 1997 and the amortization of deferred loan cost incurred as a result of a new credit facility executed during April 1998.

    The Securities and Exchange Commission requires that the carrying cost of proved reserves be assessed periodically for ceiling test impairment. At December 31,1998 the discounted future net revenues of the Company's proved reserves were $22.7 million. As a result of the Company's carrying cost of proved reserves being in excess of the present value using a discount rate of 10% the Company recorded a full cost ceiling test write down of its oil and natural gas properties of approximately $10 million. There have been no write downs of its oil and natural gas properties in prior years.

    General and administrative expense ("G&A") was $4.6 million for each of the years ended December 31, 1998 and 1997. Excluding the effects of the change in accounting method (referred to in Note 1 to the Consolidated Financial Statements), G&A increased by $2.3 million which was primarily attributable to the hiring of additional employees to support the Company's increased level of exploration activities and 3-D project generation and costs associated with being a public company and general office overhead. Included as a reduction in G&A for the years ended December 31, 1998 and 1997, was approximately $743,000 and $802,000, respectively, of overhead reimbursements and management fees received from various management, operating and seismic agreements. General and administrative expenses on a unit of production basis for the years ended December 31, 1998 and 1997 were $0.64 per Mcfe and $0.88 per Mcfe, respectively.

    Unearned compensation expense for the year ended December 31, 1998 and 1997 was $621,191 and $513,393, respectively due to the amortization of unearned compensation expense recognized from restricted stock granted to executives at the completion of the Offering. Unearned compensation expense will continue to be recognized in the future, amortized over a vesting period of five to ten years.

    The other charge of approximately $2.9 million is expense incurred as a result of John E. Calaway's resignation as Chairman of the Board and Chief Executive Officer and Director of the Company. The Company incurred the one-time charge to satisfy corporate obligations under his employment contract. Included in the $2.9 million is a $1.6 million non-cash amount relating to vesting of the remaining balance of Mr. Calaway's restricted common stock award granted concurrent with the Company's Offering. The balance of the special charge primarily represents cash payments to be paid to Mr. Calaway from the date of his resignation to January, 2000, of which $623,000 has been paid as of December 31, 1998.

    Interest expense for the year ended December 31, 1998 was $90,075, net of interest capitalized to oil and natural gas properties of approximately $411,000, as compared to interest expense of $183,028 for the year ended December 31, 1997. The weighted average debt was $7 million for the year ended December 31, 1998 compared to $2 million for the same period in 1997.

    Interest income for the year ended December 31, 1998 was $132,993 compared to $900,867 for the same period in 1997. A majority of the interest earned during 1997 was earned from short-term investments purchased with unused proceeds from the Offering. The Offering proceeds were fully deployed in operations by the end of the first quarter of 1998.

    For the year ended December 31, 1998, the Company had a tax benefit of $982,966. As a result of the cumulative effect of the accounting change, the Company recorded a provision for taxes during the second quarter of 1998. As a result of losses generated during the second half of 1998 a tax benefit was recognized to the extent of the provision for tax recorded. Due to the availability of net operating loss carry forwards and other net deferred tax assets there is no provision for current or deferred taxes for the year ended December 31, 1997. As of December 31, 1998, the Company has available a substantial net operating loss carryforward and other net deferred tax assets and should the Company have taxable income in future periods a provision for tax expense will be provided.

    For the year ended December 31, 1998, the Company had an operating loss of $16 million as compared to operating income of $3.1 million in 1997. The significant decrease in operating income was primarily attributable to increased depletion expense, a full cost ceiling test write down and the other charge, referred to above, which was further reduced by increased operating costs and expenses related to the new well additions (55 gross, 22.87 net) and lower average commodity prices for both oil and natural gas. These decreases in operating income were partially offset by higher levels of production from new well additions. Net loss for the year ended December 31, 1998 was approximately $13.2 million, ($15 million before cumulative effect of accounting change), or basic and diluted loss per share of $1.70, as compared to net income of $3.8 million, or basic and diluted earnings per share of $0.53 and $0.52, respectively for 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

REVENUE AND PRODUCTION

    Oil and natural gas revenues increased 74% from $7.7 million in 1996 to $13.5 million in 1997. Production volumes for oil increased 52% from 109,225 Bbls in 1996 to 165,640 Bbls in 1997. The increase in oil production increased revenues by approximately $1.1 million, which was partially offset by an 11% decrease in average oil prices that reduced revenues by approximately $348,000. Production volumes for natural gas increased 86% from 2,316,105 Mcf in 1996 to 4,298,859 Mcf in 1997. The increase in natural gas production increased revenues by approximately $4.8 million. A 2% increase in average natural gas prices increased revenues by approximately $170,000. The overall net increase in oil and natural gas production was due to 75 new gross, (29.89 net), producing exploratory and development wells drilled and completed since December 31, 1996 partially offset by normal production declines from existing wells. Included within natural gas revenues for the year ended December 31, 1997 was approximately $33,000 representing a net gain from current collar activity. The collar settlements increased the effective average natural gas prices by $0.01 per Mcf for the year ended December 31, 1997

    The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the years ended December 31, 1997 and 1996.

                                                                                                  1997 PERIOD
                                                                                                   COMPARED
                                                                   DECEMBER 31,                 TO 1996 PERIOD
                                                            ---------------------------  -----------------------------
                                                                                           INCREASE      % INCREASE
                                                                1997           1996       (DECREASE)     (DECREASE)
                                                            -------------  ------------  ------------  ---------------
Production volumes:
  Oil and condensate (Bbls)...............................        165,640       109,225        56,415            52%
  Natural gas (Mcf).......................................      4,298,859     2,316,105     1,982,754            86%
  Natural gas equivalent (Mcfe)...........................      5,292,699     2,971,455     2,321,244            78%
Average sales prices:
  Oil and condensate ($per Bbl)...........................  $       17.21  $      19.31  $      (2.10)          (11)%
  Natural gas ($per Mcf)..................................           2.47          2.42          0.05             2%
Operating revenues:
  Oil and condensate......................................  $   2,850,600  $  2,108,729  $    741,871            35%
  Natural gas.............................................     10,617,442     5,610,749     5,006,693            89%
                                                            -------------  ------------  ------------
Total.....................................................  $  13,468,042  $  7,719,478  $  5,748,564            74%
                                                            -------------  ------------  ------------
                                                            -------------  ------------  ------------

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

    Depletion, depreciation and amortization expense ("DD&A") increased 78% from $1.6 million in 1996 to $2.9 million in 1997. Included within DD&A for the years ended December 31, 1996 and 1997 was $1.35 million and $2.48 million, respectively, representing depletion expense of oil and natural gas properties. The increase in depletion expense was primarily due to increased oil and natural gas production, which increased depletion expense by approximately $1.1 million. A 4% increase in the overall depletion rate increased depletion expense by approximately $70,000. The increase in depletion rate was primarily due to an increase in future development cost for proved undeveloped oil and natural gas properties of approximately $5 million and a 6.3 Bcfe downward revision to prior year oil and natural gas reserve volume estimates. Depletion on a unit of production basis for the years ended December 31, 1997 and 1996 was $0.47 per Mcfe and $0.45 per Mcfe, respectively. The remaining increase in DD&A was due primarily to depreciation of new computer hardware and software and office furniture purchased since December 31, 1996, which was partially offset by decreased amortization of deferred loan costs.

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

    The Company had cash and cash equivalents at December 31, 1998 of $272,428, consisting primarily of short-term money market investments, as compared to $3.8 million at December 31, 1997. Working capital was $(8.3) million as of December 31, 1998 as compared to $7.6 million at December 31, 1997.

    Cash flows provided by operations were $12 million, $4.1 million and $2.3 million, for the years ended December 31, 1998, 1997 and 1996, respectively. The significant increase in net cash provided by operations for the year ended December 31, 1998 as compared to 1997 was primarily due to a significant amount of collections of accounts receivable from joint interest owners and increased accrued liabilities. Operating cash flows, before changes in working capital, for the year ended December 31, 1998 decreased $917,000 primarily due to lower interest income realized during 1998 and lower average commodity prices for both oil and condensate and natural gas. The significant increase in net cash provided by operations for the year ended December 31, 1997 as compared to 1996 was primarily attributable to higher levels of production from new well additions which was partially offset by increases in operating costs and expenses related to the new successful wells and lower average commodity prices for oil and condensate. Operating cash flows were further reduced by increased G&A attributable to additional administrative staffing and the hiring of additional employees to support the Company's increased level of exploration activities.

    During the year ended December 31, 1998, the Company continued to reinvest a substantial portion of its cash flows to increase its 3-D project portfolio, improve its 3-D seismic interpretation technology and fund its drilling program. As a result, the Company used $28 million in investing activities during 1998 including capital expenditures of approximately $34.8 million for oil and natural gas property development offset by proceeds from the sale of oil and natural gas prospects of $7 million. Capital expenditures of $13.5 million were attributed to the drilling of 83 gross wells, 55 of which were successful, with the majority of the remaining capital expenditures representing additions to undeveloped oil and natural gas properties which has expanded and diversified our portfolio of future drilling opportunities.

    Pursuant to a rights offering by Frontera conducted in November 1998, the Company agreed to purchase 44,027 shares of Frontera Common Stock plus such additional shares, if necessary, to maintain its current 8.73% interest of diluted outstanding Frontera stock. The Company paid $116,671 in December, 1998 in connection with this offering.

    During the year ended December 31, 1997, the Company used $31.2 million in investing activities including capital expenditures of approximately $29.9 million for oil and natural gas property development offset by proceeds from the sale of oil and natural gas prospects of $2.3 million. Capital expenditures of $9.8 million were attributed to the drilling of 101 gross wells, 75 of which were successful, with the majority of the remaining capital expenditures representing additions to undeveloped oil and natural gas property, as the Company made significant investments in future drilling opportunities. Additionally during 1997, the Company purchased shares of Preferred Stock of Frontera at a price of $3.6 million which are convertible into approximately 10% of the common stock of Frontera.

    The Company expects capital expenditures in 1999 to be approximately $18 million. A substantial portion of capital expenditures in 1999 will be invested in the Company's portfolio of 3-D prospects and to fund drilling activities (approximately 50 gross wells) in an effort to expand its reserve base. In addition, the Company will seek to continue to expand and improve its technological and 3-D seismic interpretation capabilities.

    Cash flows from financing activities in 1998 were $12.5 million compared to $29.3 million in 1997. Financing activities during 1998 were comprised of borrowings under its amended and restated Revolving Credit Facility. The significant amount of cash flows from financing activities in 1997 was due to the completion of the Company's Offering in March 1997 offset by repayment of the Company's debt. Cash flows from financing activities in 1996 were primarily attributable to drawdowns on its Revolving Credit Facility, which were partially offset by deferred offering costs.

    Due to the Company's active exploration and development and technology enhancement programs, the Company has experienced and expects to continue to experience substantial working capital requirements. The Company intends to fund its 1999 capital expenditures, commitments and working capital requirements through cash flows from operations, possible available borrowings under its existing Revolving Credit Facility, and to the extent necessary other financing activities. The projected 1999 cash flows from operations are projected not to be sufficient to fund its budgeted exploration and development program. To provide additional working capital the Company continues to market a portion of its interest in various Company generated drill ready prospects. Additionally, the Company is currently evaluating various financing and refinancing options as well as divestiture of certain non-core and under performing assets. The Company believes it will be able to generate capital resources and liquidity sufficient to fund its capital expenditures and meet such financial obligations as they come due. In the event such capital resources are not available to the Company, its drilling and other activities may be curtailed. See ITEMS 1 AND 2.--BUSINESS AND PROPERTIES--"FORWARD LOOKING INFORMATION AND RISK FACTORS--Significant Capital Requirements."

REVOLVING CREDIT FACILITY

    During July 1995, the Company entered into a revolving credit facility (the "Revolving Credit Facility") with a bank to finance temporary working capital requirements. The Revolving Credit Facility provided up to $20 million in borrowings limited by a borrowing base, as defined by the Revolving Credit Facility. The Revolving Credit Facility provided for interest at the lender's prime rate plus 0.75%. The borrowing base was subject to review by the bank on a quarterly basis and could be adjusted subject to the provisions of the Revolving Credit Facility. On March 3, 1997, the Company repaid the outstanding balance of $11,091,449 and accrued interest with proceeds from its initial public offering. Effective April 1, 1998, the Company amended and restated its Revolving Credit Facility to provide a revolving line of credit of up to $100 million bearing interest at a rate equal to prime or LIBOR plus 1.5%-2% depending on the level of borrowing base utilization. The Company's initial borrowing base authorized by the banks was approximately $15 million.

    Effective September 29, 1998, the Company had its borrowing base redetermined and amended its Revolving Credit Facility. The initial borrowing base authorized by the bank was approximately $15 million. Beginning October 1, 1998 and on the first day of each month thereafter, the borrowing base was required to be reduced by $550,000.

    At December 31, 1998, borrowings under this facility totaled $12.5 million with approximately $850,000 available for future borrowings. The weighted average debt and interest rate during the year ended December 31, 1998 was approximately $7 million and 7.3%, respectively.

    The Revolving Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of its oil and natural gas properties or other collateral, engaging in merger or consolidation transactions and prohibitions of dividends and certain distributions of cash or properties and certain liens. The Revolving Credit Facility also contains the following financial covenants: (i) tangible net worth (total assets exclusive of certain intangibles minus liabilities) must be at least $43 million plus 50% of positive net income and 100% of equity raised for all quarterly periods subsequent to December 31, 1997; (ii) the ratio at the end of any quarter of cash flow (net income plus proceeds of certain project sales, depletion, depreciation, amortization and other non-cash expenses less non-cash net income for such quarter) to debt service must be at least 1.25 to 1.00; and (iii) the ratio at the end of any quarter of EBIT (net income plus interest expense and taxes, excluding non-cash, extraordinary expenses and income) to interest expense for the proceeding 12-month period must be at least
4.5 to 1.00. At December 31, 1998 the Company was not in compliance with two of its financial covenants, (i) and (iii) above, and accordingly has received waivers from its bank for its noncompliance. There can be no assurance that the Company will not require waivers in the future or, if required, that the bank will grant them. The Revolving Credit Facility is secured by substantially all the assets of the Company.

    Subsequent to December 31, 1998, the Company undertook discussions with the bank to restructure the Revolving Credit Facility. On March 18, 1999 the Company and the Bank agreed on new terms which are as follows; 1) the proposed initial borrowing base is $12 million comprised of a two tranche financing of a $9 million Revolving Credit Facility and a $3 million term facility, 2) Beginning May 1, 1999, and on the first day of each month thereafter, the Revolving Credit Facility borrowing base is required to be reduced by $400,000, 3) 75% of prospect sales will be used to pay down the term facility with the remaining unpaid term facility balance maturing on August 31, 1999. The Bank has also agreed to amend the financial covenants on a go forward basis as follows; tangible net worth will be at least 90% of actual tangible net worth as reported at December 31, 1998 (or $33,260,720); the EBIT to Interest Expense and Cash Flow Coverage covenants will be eliminated and replaced with a quarterly fixed charge coverage test calculated as annualized EBITDA divided by the total of interest plus 50% of quarter end loan outstanding and the covenant level would be 1.25 to 1.00. The fixed charge coverage covenant does not apply until June 30, 1999.

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

Prior to the change the Company expensed these costs as incurred. The Company believes the accounting change provides for a better matching of revenues and expenses and enhances the comparability of its results of operations with those of other oil and natural gas companies that follow the full cost method of accounting (see Note 1 to the Consolidated Financial Statements).

YEAR 2000

    The Company has completed its assessment of the year 2000 processing issues of its internal technology systems, considering current financial and accounting, production, land and geological computer systems and software utilized by the Company. Due to the need for improved management reporting, the Company is in the process of replacing its existing financial and accounting, production and land applications with new software which is year 2000 compliant. Implementation is expected to be completed on or before June 30, 1999 at a total cost of approximately $235,000. As of December 31, 1998, the Company has incurred approximately $180,000 converting to its new financial and accounting system and software with a majority of the remaining cost to be incurred prior to March 31, 1999. Production and land applications will be operational on or before June 30, 1999. These costs have been funded from cash flows from operations and the cost of the new software and necessary hardware upgrades have been capitalized. Based on assertions made by vendors, the Company believes its geological systems and software are year 2000 compliant. In addition the Company is performing other forms of due diligence to ensure that its geological systems are compliant.

    The Company is also in the process of evaluating the risk presented by potential Year 2000 non-compliance by third parties. Because such risks vary substantially, companies are being contacted based on the estimated magnitude of risk posed to the Company by their year 2000 non-compliance. The Company anticipates that these efforts will continue through 1999 and will not result in significant costs to the Company.

    The Company's assessment of its Year 2000 issues involves many assumptions. There can be no assurance that the Company's assumptions will prove accurate, and actual results could differ significantly from the assumptions. In conducting its Year 2000 compliance efforts, the Company has relied primarily on vendor representations with respect to internal computerized systems and representations from third parties with which the Company has business relationships and has not independently verified representations. There can be no assurance that these representations will prove accurate. A Year 2000 failure could result in a business interruption that adversely effects the Company's business, financial condition or results of operations. Although it is not currently aware of any likely business disruptions, the Company is developing a contingency plan to address and assess the readiness of its material suppliers, customers and other entities as it relates to year 2000 processing issues and expects this work to be completed on or before December 31, 1998. The Company is not insured for this type of loss should a loss occur.

    The foregoing statements are intended to be and are hereby designated "Year 2000 Readiness Disclosures" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

ACCOUNTING PRONOUNCEMENTS

    DERIVATIVES--In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivatives, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income.

    SFAS 133 is effective for all fiscal quarters beginning after June 15, 1999. Earlier application of SFAS 133 is encouraged, but not prior to the beginning of any fiscal quarter that begins after issuance of the statement. Retroactive application to periods prior to adoption is not allowed. The Company has not quantified the impact of adoption on its financial statements or the date it intends to adopt.

    COMPREHENSIVE INCOME--In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS 130 is effective for periods beginning after December 15, 1997. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. As of December 31, 1998, there are no adjustments ("Other Comprehensive Income") to net income (loss) in deriving comprehensive income.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risk from changes in interest rates and commodity prices. The Company uses a Revolving Credit Facility, which has a floating interest rate, to finance a portion of its operations. The Company is not subject to fair value risk resulting from changes in its floating interest rates. The use of floating rate debt instruments provide benefit due to downward interest rate movements but does not limit the Company to exposure from future increases in interest rates. Based on December 31, 1998 floating interest rate of 7.3%, a 10% change in interest rate would result in an increase or decrease of approximately $91,000 on an annual basis. In the normal course of business the Company enters into hedging transactions, including commodity price collars and swaps, to mitigate its exposure to commodity price movements, but not for trading or speculative purposes. 1n 1998, due to the instability of oil and natural gas prices, the Company has entered into, from time to time, price risk management transactions (e.g., swaps and collars) for a portion of its natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits the benefit to the Company of increases in the price of natural gas it also limits the downside risk of adverse price movements. During December 1998, the Company entered into a fixed price swap for $1.96 per MMbtu. This fixed price swap covers 13,000 MMbtu per day, or approximately 65% of daily production, and is effective beginning March 1, 1999 and expires on October 31, 1999. At December 31, 1998, the fair value of this swap was approximately $(292,000). A 10% change in the natural gas swap price per MMbtu would cause the total fair value of the swap to increase or decrease by approximately $79,000 per month.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See the Consolidated Financial Statements and Supplementary information listed in the accompanying Index to Consolidated Financial Statements and Supplementary Information on page F-1 herein.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding directors and executive officers required under
ITEM 10. will be contained within the definitive Proxy Statement of the Company's 1999 Annual Meeting of Shareholders (the "Proxy Statement") under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 1998. Pursuant to
Item 401 (b) of regulation S-K certain of the information required by this item with respects to executive officers of the Company is set forth in Part I of this report.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by ITEM 13. will be contained in the Proxy Statement under the heading "Transactions with Management and Certain Shareholders" and "Executive Compensation and Other Information" and is incorporated herein by reference.

                                    PART IV

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

     3. Exhibits: The following documents are filed as exhibits to this report.

      +2.1      --      Amended and Restated Combination Agreement by and among (i) Edge Group II Limited Partnership, (ii)
                          Gulfedge Limited Partnership, (iii) Edge Group Partnership, (iv) Edge Petroleum Corporation, (v)
                          Edge Mergeco, Inc. and (vi) the Company, dated as of January 13, 1997 (Incorporated by reference from exhibit 2.1 to the Company's Registration Statement on Form S-4 (Registration No.
                          333-17269))
      +3.1      --      Restated Certificate of Incorporated of the Company, as amended (Incorporated by reference from exhibit 3.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-17269)).
      +3.2      --      Bylaws of the Company (Incorporated by reference from exhibit 3.2 to the Company's Registration
                          Statement on Form S-4 (Registration No. 333-17269)).
      +4.1      --      Amended and Restated Credit Agreement, dated April 1, 1998, by and between Edge Petroleum
                          Corporation and Edge Petroleum Exploration Company (collectively the "Borrower") and Compass
                          Bank, a Texas state chartered banking institution, as Agent for itself and First National Bank of
                          Chicago and other lenders party thereto. (Incorporated by Reference to 4.1 to the Company's
                          Quarterly Report on Form 10-Q for, the quarterly period ended March 31, 1998).
      +4.2      --      First Amendment dated September 29, 1998 to the Amended and Restated Credit Agreement, dated as of
                          April 1, 1998, by and between the Borrower and the First National Bank of Chicago as agent and a
                          Lender thereto (Incorporated by Reference to 4.1 to the Company's Quarterly Report on Form 10-Q
                          for, the quarterly period ended March 31, 1998).
      +4.3      --      Security Agreement, dated as of April 1, 1998, by and between the Borrower and Compass Bank, a
                          Texas state chartered banking institution, as Agent for itself and The First National Bank of
                          Chicago and other lenders party thereto the Credit Agreement (Incorporated by Reference to 4.1 to
                          the Company's Quarterly Report on Form 10-Q for, the quarterly period ended March 31, 1998).
      +4.4      --      Security Agreement (Stock Pledge), dated as of April 1, 1998, by and between Edge Petroleum
                          Corporation and Compass Bank, a Texas state chartered banking institution, as Agent for itself and The First National Bank of Chicago and other lenders party thereto the Credit Agreement
                          (Incorporated by Reference to 4.1 to the Company's Quarterly Report on Form 10-Q for, the
                          quarterly period ended March 31, 1998).
                --      The Company is a party to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, the Company
                          agrees to furnish a copy of such instruments to the Commission upon request.
     +10.1      --      Joint Venture Agreement between Edge Joint Venture II and Essex Royalty Limited Partnership II,
                          dated as of May 10, 1994 (Incorporated by reference from exhibit 10.2 to the Company's
                          Registration Statement on Form S-4 (Registration No. 333-17269)).
     +10.2      --      Joint Venture Agreement between Edge Joint Venture II and Essex Royalty Limited Partnership, dated as of April 11, 1992 Incorporated by reference from exhibit 10.3 to the Company's Registration
                          Statement on Form S-4 (Registration No. 333-17269)).

     +10.3      --      Registration Rights Agreement between Edge Holding Company Limited Partnership and the Company
                          (Incorporated by reference from exhibit 10.6 to the Company's Registration Statement on Form S-4
                          (Registration No. 333-17269)).
     +10.4      --      Form of Indemnification Agreement between the Company and each of its directors (Incorporated by reference from exhibit 10.7 to the Company's Registration Statement on Form S-4 (Registration No.
                          333-17269)).
     +10.5      --      Incentive Plan of Edge Petroleum Corporation (Incorporated by reference from exhibit 10.3 to the
                          Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
     +10.6      --      Employment Agreement dated February 25, 1997 between Edge Petroleum Corporation and John E. Calaway
                          (Incorporated by reference from exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for
                          the quarter ended June 30, 1997).
     +10.7      --      Employment Agreement dated February 25, 1997 between Edge Petroleum Corporation and James D.
                          Calaway (Incorporated by reference from exhibit 10.5 Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
     +10.8      --      Employment Agreement dated as of December 19, 1996, by and between the Company and Michael G. Long
                          (Incorporated by reference from exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for
                          the quarterly period ended September 30, 1998).
     +10.9      --      Purchase Agreement between the Company and James C. Calaway dated as of December 2, 1996
                          (Incorporated by reference from exhibit 10.11 to the Company's Registration Statement on Form S-4
                          (Registration No. 333-17269)).
     +10.10     --      Consulting Agreement of James C. Calaway dated March 18, 1989 (Incorporated by reference from exhibit 10.12 to the Company's Registration Statement on Form S-4 (Registration No. 333-17269)).
     +10.11     --      Stock Option Plan of Edge Petroleum Corporation, a Texas corporation (Incorporated by reference from exhibit 10.13 to the Company's Registration Statement on Form S-4 (Registration No.
                          333-17269)).
      10.12     --      Employment Agreement dated as of November 16, 1998, by and between the Company and John W. Elias.
      10.13     --      Agreement dated as of November 16, 1998 by and between the Company and John E. Calaway.
      21.1      --      Subsidiaries of the Company.
      23.1      --      Consent of Deloitte & Touche LLP.
      23.2      --      Consent of Ryder Scott Company.
      27.1      --      Financial Data Schedule.
      99.1      --      Summary of Reserve Report of Ryder Scott Company Petroleum Engineers as of December 31, 1998
                          (included as an appendix to this Form 10-K).

------------------------

+   Incorporated by reference as indicated.

(b) Reports on Form 8-K:-- On December 1, 1998 The Company filed a Form 8-K announcing as of November 16, 1998 the election of John W. Elias as Chairman of the Board and Chief Executive Officer following the resignation of John
    E. Calaway, as Chairman of the Board and Chief Executive Officer and Director of the Company.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           EDGE PETROLEUM CORPORATION

Date  3/26/99                /s/ JOHN W. ELIAS
------------------  ------------------------------------
                               John W. Elias
                        CHIEF EXECUTIVE OFFICER AND
                           CHAIRMAN OF THE BOARD

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date  3/26/99                /s/ JOHN W. ELIAS
------------------  ------------------------------------
                               John W. Elias
                        CHIEF EXECUTIVE OFFICER AND
                           CHAIRMAN OF THE BOARD

Date  3/26/99               /s/ JAMES D. CALAWAY
------------------  ------------------------------------
                              James D. Calaway
                       PRESIDENT AND CHIEF OPERATING
                                  OFFICER

Date  3/26/99               /s/ MICHAEL G. LONG
------------------  ------------------------------------
                              Michael G. Long
                      SENIOR VICE PRESIDENT AND CHIEF
                             FINANCIAL OFFICER

Date  3/26/99               /s/ BRIAN C. BAUMLER
------------------  ------------------------------------
                              Brian C. Baumler
                          CONTROLLER AND TREASURER

Date  3/26/99               /s/ VINCENT ANDREWS
------------------  ------------------------------------
                              Vincent Andrews
                                  DIRECTOR

Date  3/26/99              /s/ DAVID B. BENEDICT
------------------  ------------------------------------
                             David B. Benedict
                                  DIRECTOR

Date  3/26/99               /s/ NILS P. PETERSON
------------------  ------------------------------------
                             Nils P. Perterson
                                  DIRECTOR

Date  3/26/99              /s/ STANLEY S. RAPHAEL
------------------  ------------------------------------
                             Stanley S. Raphael
                                  DIRECTOR

Date  3/26/99                /s/ JOHN SFONDRINI
------------------  ------------------------------------
                               John Sfondrini
                                  DIRECTOR

Date  3/26/99               /s/ ROBERT W. SHOWER
------------------  ------------------------------------
                              Robert W. Shower
                                  DIRECTOR

Date  3/26/99               /s/ WILLIAM H. WHITE
------------------  ------------------------------------
                              William H. White
                                  DIRECTOR

                           EDGE PETROLEUM CORPORATION
    Index to Consolidated Financial Statements and Supplementary Information

                                                                                                               PAGE
                                                                                                             ---------
CONSOLIDATED FINANCIAL STATEMENTS

Audited Financial Statements:
  Independent Auditors' Report.............................................................................        F-2

  Consolidated Balance Sheets as of December 31, 1998 and 1997.............................................        F-3

  Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996...............        F-4

  Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996...............        F-5

  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996.....        F-6

  Notes to Consolidated Financial Statements...............................................................        F-7

Unaudited Information:
  Supplementary Information to Consolidated Financial Statements...........................................       F-20

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

NONE

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors,
Edge Petroleum Corporation

    We have audited the accompanying consolidated balance sheets of Edge Petroleum Corporation (a Delaware Corporation) (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

    As discussed in Note 1 to the consolidated financial statements, effective January 1, 1998 the Company changed its method of accounting for direct internal geological and geophysical costs to one of capitalization of such costs, which are directly attributable to acquisition, exploration and development activities, to oil and natural gas properties.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 26, 1999

                           EDGE PETROLEUM CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31,
                                                                     ----------------------
                                                                        1998        1997
                                                                     ----------  ----------
                                          ASSETS

CURRENT ASSETS:
  Cash and cash equivalents........................................  $  272,428  $3,777,950
  Accounts receivable, trade.......................................   2,237,113   2,394,497
  Accounts receivable, joint interest owners, net..................   2,215,096   6,547,619
  Receivables from related parties.................................     228,922     385,192
  Other current assets.............................................     313,631     352,571
                                                                     ----------  ----------
    Total current assets...........................................   5,267,190  13,457,829
PROPERTY AND EQUIPMENT, Net--full cost method of accounting for oil and natural gas properties.......................................  47,258,993  36,662,521
INVESTMENT IN FRONTERA.............................................   3,744,935   3,628,264
OTHER ASSETS.......................................................       7,789      17,232
                                                                     ----------  ----------
TOTAL ASSETS.......................................................  $56,278,907 $53,765,846
                                                                     ----------  ----------
                                                                     ----------  ----------

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable, trade..........................................  $4,390,824  $4,794,037
  Accrued liabilities..............................................   2,337,848   1,060,645
  Accrued interest payable.........................................      93,880
  Current portion of long-term debt................................   6,700,000
                                                                     ----------  ----------
    Total current liabilities......................................  13,522,552   5,854,682
LONG-TERM DEBT.....................................................   5,800,000
                                                                     ----------  ----------
    Total liabilities..............................................  19,322,552   5,854,682
                                                                     ----------  ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock, $.01par value; 5,000,000 shares authorized; none outstanding
  Common stock, $.01par value; 25,000,000 shares authorized;
    7,772,032 and 7,760,869 shares issued and outstanding at
    December 31, 1998 and 1997, respectively.......................      77,720      77,609
  Additional paid-in capital.......................................  47,769,159  47,629,822
  Retained earnings (deficit)......................................  (9,398,410)  3,825,009
  Unearned compensation--restricted stock..........................  (1,492,114) (3,621,276)
                                                                     ----------  ----------
    Total stockholders' equity.....................................  36,956,355  47,911,164
                                                                     ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................  $56,278,907 $53,765,846
                                                                     ----------  ----------
                                                                     ----------  ----------

        See accompanying notes to the consolidated financial statements.

                           EDGE PETROLEUM CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                            1998         1997       1996
                                                         -----------  ----------  ---------
OIL AND NATURAL GAS REVENUES...........................  $15,463,432  $13,468,042 $7,719,478
OPERATING EXPENSES:
  Oil and natural gas operating expenses...............    3,375,759   2,330,648  1,600,085
  Depletion, depreciation, and amortization............   10,002,533   2,875,457  1,613,022
  Impairment of oil and natural gas properties.........   10,012,989
  General and administrative expenses..................    4,582,973   4,641,374  2,752,562
  Unearned compensation expense........................      621,191     513,393
  Other charge.........................................    2,898,125
                                                         -----------  ----------  ---------
    Total operating expenses...........................   31,493,570  10,360,872  5,965,669
                                                         -----------  ----------  ---------
OPERATING INCOME (LOSS)................................  (16,030,138)  3,107,170  1,753,809
OTHER INCOME AND (EXPENSE):
  Interest expense.....................................      (90,075)   (183,028)  (858,663)
  Interest income......................................      132,993     900,867
  Other Income.........................................                             232,500
                                                         -----------  ----------  ---------
NET INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
  INTEREST AND CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE...............................................  (15,987,220)  3,825,009  1,127,646
INCOME TAX BENEFIT (EXPENSE)...........................      982,966               (394,675)
MINORITY INTEREST......................................                            (432,786)
                                                         -----------  ----------  ---------
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE....................................  (15,004,254)  3,825,009    300,185
CUMULATIVE EFFECT OF ACCOUNTING CHANGE.................    1,780,835
                                                         -----------  ----------  ---------
NET INCOME (LOSS)......................................  $(13,223,419) $3,825,009 $ 300,185
                                                         -----------  ----------  ---------
                                                         -----------  ----------  ---------
BASIC EARNINGS (LOSS) PER SHARE:
  Net income (loss) before cumulative effect of
    accounting change..................................  $     (1.93) $     0.53  $    0.06
  Cumulative effect of accounting change...............         0.23
                                                         -----------  ----------  ---------
  Basic earnings (loss) per share......................  $     (1.70) $     0.53  $    0.06
                                                         -----------  ----------  ---------
                                                         -----------  ----------  ---------
DILUTED EARNINGS (LOSS) PER SHARE:
  Net income (loss) before cumulative effect of
    accounting change..................................  $     (1.93) $     0.52  $    0.06
  Cumulative effect of accounting change...............         0.23
                                                         -----------  ----------  ---------
  Diluted earnings (loss) per share....................  $     (1.70) $     0.52  $    0.06
                                                         -----------  ----------  ---------
                                                         -----------  ----------  ---------
BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING..........................................    7,772,027   7,274,617  4,701,361
                                                         -----------  ----------  ---------
                                                         -----------  ----------  ---------
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING..........................................    7,772,027   7,320,400  4,701,361
                                                         -----------  ----------  ---------
                                                         -----------  ----------  ---------

        See accompanying notes to the consolidated financial statements.

                           EDGE PETROLEUM CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------
                                                                              1998         1997         1996
                                                                           -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)......................................................  $(13,223,419) $ 3,825,009 $   300,185
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Cumulative effect of accounting change...............................   (1,780,835)
    Depletion, depreciation and amortization.............................   10,002,533    2,875,457    1,613,022
    Impairment of oil and natural gas properties.........................   10,012,989
    Deferred income taxes................................................     (982,966)                  394,675
    Unearned compensation expense........................................    2,268,610      513,393
    Minority interest....................................................                                432,786
  Changes in assets and liabilities:
    Accounts receivable, trade...........................................      157,384     (355,608)    (870,969)
    Accounts receivable, joint interest owners, net......................    4,332,523   (3,888,594)  (2,325,473)
    Receivable from related parties......................................      156,270     (198,630)     (60,618)
    Other current assets.................................................       38,940     (238,115)     (54,105)
    Other assets.........................................................        9,443        1,088
    Accounts payable, trade..............................................     (403,213)   2,292,013    1,357,616
    Accounts payable to related parties..................................                                 66,623
    Accrued interest payable.............................................       93,880      (74,354)      27,936
    Accrued liabilities..................................................    1,301,259     (606,292)   1,442,388
    Long-term liability..................................................                                (46,245)
                                                                           -----------  -----------  -----------
      Net cash provided by operating activities..........................   11,983,398    4,145,367    2,277,821
                                                                           -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of prospects and property and equipment......................  (34,823,922) (29,874,155) (10,466,754)
  Proceeds from the sale of prospects and oil and natural gas
    properties...........................................................    6,951,673    2,325,418    4,815,779
  Investment in Frontera.................................................     (116,671)  (3,628,264)
                                                                           -----------  -----------  -----------
      Net cash used in investing activities..............................  (27,988,920) (31,177,001)  (5,650,975)
                                                                           -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable............................................   12,500,000      867,350    5,987,000
  Payment on notes payable...............................................               (11,017,348)    (249,070)
  Payment on long-term notes payable.....................................                  (411,904)
  Payment on related party subordinated loans............................                (1,300,000)
  Net proceeds from issuance of common stock.............................                41,028,258
  Net proceeds from exercise of common stock options.....................                   100,000
  Treasury stock transactions............................................                                (16,000)
  Deferred offering cost.................................................                             (1,006,379)
                                                                           -----------  -----------  -----------
      Net cash provided by financing activities..........................   12,500,000   29,266,356    4,715,551
                                                                           -----------  -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................   (3,505,522)   2,234,722    1,342,397
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........................    3,777,950    1,543,228      200,831
                                                                           -----------  -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................................  $   272,428  $ 3,777,950  $ 1,543,228
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
SUPPLEMENTAL CASH FLOW DISCLOSURES--Cash paid for interest...............  $   415,820  $   257,382  $   844,849
NON-CASH TRANSACTIONS:
  Combination transactions...............................................               $ 3,599,635
  Deferred offering costs at December 31, 1996 capitalized to equity.....               $ 1,006,379
  Tax benefit from exercise of common stock options......................               $   224,617

          See accompanying notes to consolidated financial statements.

                           EDGE PETROLEUM CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                            OLD EDGE
                                                          COMMON STOCK           COMMON STOCK      ADDITIONAL
                                                     ----------------------  --------------------    PAID-IN    TREASURY
                                                      SHARES      AMOUNT      SHARES     AMOUNT      CAPITAL      STOCK
                                                     ---------  -----------  ---------  ---------  -----------  ---------
BALANCE, JANUARY 1, 1996...........................    105,263   $   1,053                         $   634,695  $ (26,000)
Tresuary stock purchase, 422 shares................                                                               (32,000)
Issuance of treasury stock, 211 shares.............                                                                16,000
Net income.........................................
                                                     ---------  -----------  ---------  ---------  -----------  ---------
BALANCE, DECEMBER 31, 1996.........................    105,263       1,053                             634,695    (42,000)
  Combination......................................   (105,263)     (1,053)  4,701,361  $  47,014    2,544,557     42,000
  Public stock offering, net of offering costs of
    $5.4 million...................................                          2,760,000     27,600   39,994,279
  Issuance of restricted common stock..............                            250,586      2,506    4,132,163
  Proceeds from the exercise of common stock
    options........................................                             48,922        489       99,511
  Tax benefit from exercise of common stock
    options........................................                                                    224,617
  Unearned compensation expense....................
  Net income.......................................
                                                     ---------  -----------  ---------  ---------  -----------  ---------
BALANCE, DECEMBER 31, 1997.........................                          7,760,869     77,609   47,629,822
  Issuance of restricted common stock..............                             12,025        120      148,762
  Forfeiture of restricted common stock............                               (862)        (9)      (9,425)
  Unearned compensation expense....................
  Net loss.........................................
                                                     ---------  -----------  ---------  ---------  -----------  ---------
BALANCE, DECEMBER 31, 1998.........................         --   $      --   7,772,032  $  77,720  $47,769,159  $      --
                                                     ---------  -----------  ---------  ---------  -----------  ---------
                                                     ---------  -----------  ---------  ---------  -----------  ---------

                                                                          UNEARNED         TOTAL
                                                         RETAINED      COMPENSATION -  STOCKHOLDERS'
                                                         EARNINGS        RESTRICTED        EQUITY
                                                        (DEFICIT)          STOCK         (DEFECIT)
                                                     ----------------  --------------  --------------
BALANCE, JANUARY 1, 1996...........................    $ (1,267,302)                    $   (657,554)
Tresuary stock purchase, 422 shares................                                          (32,000)
Issuance of treasury stock, 211 shares.............                                           16,000
Net income.........................................         300,185                          300,185
                                                     ----------------  --------------  --------------
BALANCE, DECEMBER 31, 1996.........................        (967,117)                        (373,369)
  Combination......................................         967,117                        3,599,635
  Public stock offering, net of offering costs of
    $5.4 million...................................                                       40,021,879
  Issuance of restricted common stock..............                     $ (4,134,669)
  Proceeds from the exercise of common stock
    options........................................                                          100,000
  Tax benefit from exercise of common stock
    options........................................                                          224,617
  Unearned compensation expense....................                          513,393         513,393
  Net income.......................................       3,825,009                        3,825,009
                                                     ----------------  --------------  --------------
BALANCE, DECEMBER 31, 1997.........................       3,825,009       (3,621,276)     47,911,164
  Issuance of restricted common stock..............                         (148,882)
  Forfeiture of restricted common stock............                            9,434
  Unearned compensation expense....................                        2,268,610       2,268,610
  Net loss.........................................     (13,223,419)                     (13,223,419)
                                                     ----------------  --------------  --------------
BALANCE, DECEMBER 31, 1998.........................    $ (9,398,410)    $ (1,492,114)   $ 36,956,355
                                                     ----------------  --------------  --------------
                                                     ----------------  --------------  --------------

        See accompanying notes to the consolidated financial statements.

                           EDGE PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    GENERAL--The Company was organized as a Delaware corporation in August 1996 in connection with the Offering and related combination of certain entities that held interests in Edge Joint Venture II (the "Joint Venture") and certain other oil and natural gas properties; herein referred to as the "Combination". In a series of combination transactions the Company issued an aggregate of 4,701,361 shares of common stock and received in exchange 100% of the ownership interests in the Joint Venture and certain other oil and natural gas properties. In March 1997, and contemporaneously with the Combination, the Company completed the Offering of 2,760,000 shares of its common stock generating proceeds of approximately $40 million, net of expenses.

    NATURE OF OPERATIONS--The Company is an independent energy company engaged in the exploration, development and production of oil and natural gas. The Company conducts its operations primarily along the onshore United States Gulf Coast, with its primary emphasis in South Texas and Louisiana where it currently controls interests in excess of 222,000 gross acres held under lease or option. In its exploration efforts the Company emphasizes an integrated geologic interpretation method incorporating 3-D seismic technology and advanced visualization and data analysis techniques utilizing state-of-the-art computer hardware and software.

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements as of and for the years ended December 31, 1998 and 1997 include the accounts of all majority owned subsidiaries of the Company, including Edge Petroleum Operating Company Inc., and Edge Petroleum Exploration Company, which are 100% owned subsidiaries of the Company. All intercompany transactions have been eliminated in consolidation.

    PRINCIPLES OF COMBINATION--The Combination was accounted for as a reorganization pursuant to Staff Accounting Bulletin 47 due to the high degree of common ownership among the combining entities and only equity ownership interests in the entities being exchanged. Accordingly, the consolidated accounts as of and for the year ended December 31, 1996 are presented using the historical costs and results of operations of the affiliated entities as if such entities had always been combined. The consolidated financial statements include the accounts of Edge Petroleum Corporation, a Texas corporation, ("Old Edge") and the Joint Venture, both of which share common ownership and management. For the periods prior to the Combination, the Joint Venture interests not owned by Old Edge are recorded as minority interest. All intercompany balances were eliminated upon the Combination and all assets and liabilities were assumed by the Company.

    ACCOUNTING CHANGE--The Company uses the full-cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs that are directly attributable to the Company's acquisition, exploration and development activities are capitalized in a "full-cost pool" as incurred. In the second quarter of 1998 and effective January 1, 1998, the Company changed its method of accounting for direct internal geological and geophysical ("G&G") costs to one of capitalization of such costs, which are directly attributable to acquisition, exploration and development activities, to oil and natural gas properties. Prior to the change the Company expensed these costs as incurred. The Company believes the accounting change provides for a better matching of revenues and expenses and enhances the comparability of it's financial statements with those of other companies that follow the full-cost method of accounting. The $1,780,835 cumulative effect of the change in prior years (after reduction for income taxes of $958,910) is included in the net loss for the year ended December 31, 1998. The effect of the accounting change (reduced G&A offset by increased DD&A) on the year ended December 31, 1998 was to decrease the net loss by $1,646,187 ($0.21 basic and diluted loss per share).

                           EDGE PETROLEUM CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following pro forma amounts reflect the effect of retroactive application of the accounting change on general and administrative expenses, depletion and related income taxes.

                                                     YEAR ENDED
                                                    DECEMBER 31,
                                          ---------------------------------
                                             1998        1997       1996
                                          -----------  ---------  ---------
Net income (loss):
  As reported...........................  $(13,223,419) $3,825,009 $ 300,185
                                          -----------  ---------  ---------
  Pro forma.............................  $(15,004,254) $4,005,275 $1,113,145
                                          -----------  ---------  ---------
Basic earnings (loss) per share:
  As reported...........................  $     (1.70) $    0.53  $    0.06
                                          -----------  ---------  ---------
  Pro forma.............................  $      1.93  $    0.55  $    0.24
                                          -----------  ---------  ---------
Diluted earnings (loss) per share:
  As reported...........................  $     (1.70) $    0.52  $    0.06
                                          -----------  ---------  ---------
  Pro forma.............................  $      1.93  $    0.55  $    0.24
                                          -----------  ---------  ---------
Basic weighted average number of common
  shares outstanding....................    7,772,027  7,274,617  4,701,361
                                          -----------  ---------  ---------
Diluted weighted average number of
  common shares outstanding.............    7,772,027  7,320,400  4,701,361
                                          -----------  ---------  ---------

    OTHER CHARGE--Effective November 16, 1998, John E. Calaway resigned as Chairman of the Board, and Chief Executive Officer ("CEO") and Director of the Company. As a result of his resignation the Company recorded a one-time charge of approximately $2.9 million to satisfy corporate obligations under his employment contract. Included in the $2.9 million is a $1.6 million non-cash amount relating to vesting of the remaining balance of Mr. Calaway's restricted common stock award granted concurrent with the Company's Offering (see Note 7). The balance of the special charge primarily represents cash payments to be paid to Mr. Calaway from the date of his resignation date to January, 2000, of which $623,000 has been paid as of December 31, 1998.

    REVENUE RECOGNITION--The Company recognizes oil and natural gas revenue from its interests in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by the Company is not significantly different from the Company's share of production.

    OIL AND NATURAL GAS PROPERTY--Investments in oil and natural gas properties are accounted for using the full cost method of accounting. All costs associated with the acquisition, exploration and development of oil and natural gas properties are capitalized.

    Oil and natural gas properties are amortized using the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs. If the results of an assessment indicates that an unproved property is impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rates per Mcfe for the years ended December 31, 1998, 1997 and 1996 were $1.30, $0.47 and $0.45, respectively.

                           EDGE PETROLEUM CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. Abandonments of oil and natural gas properties are accounted for as adjustments of capitalized costs with no loss recognized.

    In addition, the capitalized costs of oil and natural gas properties are subject to a "ceiling test," whereby to the extent that such capitalized costs subject to amortization in the full cost pool (net of depletion, depreciation and amortization and related deferred taxes) exceed the present value (using 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to operations. Once incurred an impairment of oil and natural gas properties is not reversible at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with the Company's quarterly filings with the Securities and Exchange Commission. At December 31, 1998 the Company recorded a full cost ceiling test write down of its oil and natural gas properties of approximately $10 million.

    Depreciation of other office furniture and equipment and computer hardware and software is provided using the straight-line method based on estimated useful lives ranging from five to ten years.

    INCOME TAXES--The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109--"Accounting for Income Taxes," ("SFAS No. 109") which provides for an asset and liability approach for accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

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

    HEDGING ACTIVITIES--Due to the instability of oil and natural gas prices, the Company has entered into, from time to time, price risk management transactions (e.g., swaps and collars) for a portion of its natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits the benefit to the Company of increases in the price of natural gas it also limits the downside risk of adverse price movements. The Company's hedging arrangements apply to only a portion of its production and provide only partial price protection against declines in natural gas prices and limits potential gains from future increases in prices. The Company accounts for these transactions as hedging activities and, accordingly, gains and losses are included in oil and natural gas revenues during the period the hedged transactions occur. During 1997 and 1998 the Company had in place several natural gas commodity collars with a financial institution covering 5,000-20,000 MMbtus per day, or approximately 30%-60% of the Company's daily production. Prices received float between a floor and cap price per MMbtu, (delivered price basis, Houston Ship Channel), with settlement for each calendar month occurring five business days following the publishing of the Inside

                           EDGE PETROLEUM CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
F.E.R.C. Gas Marketing Report. Included within natural gas revenues for the years ended December 31, 1997 and 1998 was approximately $33,000 and $482,000, respectively, representing net settlement gains from collar activities. There were no active collar agreements in place at December 31, 1998. During December 1998, the Company entered into a fixed price swap for $1.96 per MMbtu. This fixed price swap covers 13,000 MMbtu per day, or approximately 65% of daily production, and is effective beginning March 1, 1999 and expires on October 31, 1999. There was no material hedging activity during the year ended December 31, 1996.

    STATEMENTS OF CASH FLOWS--The consolidated statements of cash flows are presented using the indirect method and consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

    INVESTMENT IN FRONTERA--In August 1997, the Company acquired 15,171 shares of Series D Preferred Stock of Frontera Resources Corporation ("Frontera") were initially convertible into approximately 10% of the fully diluted outstanding shares of common stock of Frontera (excluding employee stock options). The Company paid $3.6 million for these shares. Frontera is a privately held international energy company based in Houston, Texas, that is seeking to develop upstream and downstream energy projects in emerging international markets. Frontera is one of the first western companies to invest in oil and natural gas rights in the former Soviet Republic of Georgia and has entered into a production sharing contract and refinery study with Saknavtobi, the Georgian state oil company, covering acreage in the Jura Basin in Block 12, eastern Georgia. In addition, Frontera is pursuing projects in Azerbaijan and Bolivia. In July, 1997, Frontera announced a strategic alliance with Baker Hughes Solutions, a subsidiary of Baker Hughes Incorporated with a view to developing oil and natural gas exploration and development opportunities in the onshore Jura Basin of Azerbaijan. In connection with the Frontera investment, Frontera elected James D. Calaway to serve as a member of its board of directors. There can be no assurance as to the results of any of Frontera's projects.

    Pursuant to a rights offering conducted in November 1998, the Company agreed to purchase 44,027 shares of Frontera Common Stock plus such additional shares, if necessary, to maintain its current 8.73% interest of diluted outstanding Frontera Stock (assuming conversion of all preferred stock). The rights offering consisted of two tranches. The Company paid $116,671 in December, 1998 in connection with the first tranche and exercised an option to acquire an additional 2,123 shares in January 1999. Should the Company exercise the second tranche of the rights offering (the Company believes this will happen during the first quarter of 1999) the Company will be obligated to purchase another 44,027 shares to maintain is approximate 8.73% interest.

    The Company believes that the fair market value of its investment in Frontera approximates its carrying value.

    STOCK-BASED COMPENSATION--The Company accounts for Stock Based Compensation in accordance with Financial Accounting Standards Board Statement No. 123--"Accounting for Stock Based Compensation," ("SFAS No. 123"). Under SFAS No. 123, the Company is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25 ("APB No.25") and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. The Company elected to continue following APB No. 25. The adoption of SFAS No. 123 in 1997 had no effect on the Company's results of operations (see Note 7).

                           EDGE PETROLEUM CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    EARNINGS PER SHARE--The Company accounts for its Earnings per share in accordance with Statement of Financial Accounting Standards No. 128--"Earnings per Share," ("SFAS No. 128") which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method.

    As a result of the Combination the earnings per share computation assumes that the Company was incorporated during the periods presented and that the shares issued in connection with the Combination were outstanding for all periods. Net income (loss) per share has been computed based on net income as disclosed in the Consolidated Statements of Operations and assuming the 4,701,361 shares of Common Stock issued in connection with the Combination were outstanding since January 1, 1994.

    FINANCIAL INSTRUMENTS--The Company's financial instruments consist of cash, receivables, payables, long-term debt and natural gas commodity hedges. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of long-term debt as of December 31, 1998 approximates fair value and the fair value of the natural gas commodity hedge was approximately $(292,000) at December 31, 1998.

    DERIVATIVES--In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivatives, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income.

    SFAS 133 is effective for all fiscal quarters beginning after June 15, 1999. Earlier application of SFAS 133 is encouraged, but not prior to the beginning of any fiscal quarter that begins after issuance of the statement. Retroactive application to periods prior to adoption is not allowed. The Company has not quantified the impact of adoption on its financial statements or the date it intends to adopt.

    COMPREHENSIVE INCOME--In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS 130 is effective for periods beginning after December 15, 1997. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. As of December 31, 1998, there are no adjustments ("Other Comprehensive Income") to net income (loss) in deriving comprehensive income.

    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

    CONCENTRATION OF CREDIT RISK--Substantially all of the Company's accounts receivable result from oil and natural gas sales or joint interest billings to third parties in the oil and natural gas industry. This

                           EDGE PETROLEUM CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) concentration of customers and joint interest owners may impact the Company's overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Company has not experienced credit losses on such receivables but due to deteriorating market conditions the Company can not ensure that such losses may not be realized in the future.

    RECLASSIFICATIONS--Certain prior year balances have been reclassified to conform to the current year presentation.

2. PROPERTY AND EQUIPMENT

    At December 31, 1998 and 1997, property and equipment consisted of the following:

                                                                         DECEMBER 31,
                                                                    -----------------------
                                                                       1998         1997
                                                                    -----------  ----------
Developed oil and natural gas properties..........................  $48,441,741  $16,100,052
Undeveloped oil and natural gas properties........................   21,388,831  22,937,927
Computer equipment and software...................................    3,663,335   3,238,182
Other office property and equipment...............................    1,282,273   1,225,183
                                                                    -----------  ----------
Total property and equipment......................................   74,776,180  43,501,344
Accumulated depletion, depreciation and amortization..............  (27,517,187) (6,838,823)
                                                                    -----------  ----------
Property and equipment, net.......................................  $47,258,993  $36,662,521
                                                                    -----------  ----------
                                                                    -----------  ----------

    Undeveloped oil and natural gas properties are not subject to amortization and consist of the cost of undeveloped leaseholds, exploratory and developmental wells in progress, and secondary recovery projects before the assignment of proved reserves. These costs are reviewed periodically by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include drilling results by the Company and other operators, the terms of oil and natural gas leases not held by production, production response to secondary recovery activities and available funds for exploration and development.

    The following table summarizes the cost of the properties not subject to amortization for the year the cost was incurred:

                                                          DECEMBER 31,
                                                     ----------------------
                                                        1998        1997
                                                     ----------  ----------
Year cost incurred:
  Remainder........................................  $  172,991  $  346,110
  1995.............................................     182,210     454,716
  1996.............................................     943,055   1,675,038
  1997.............................................   4,489,822  20,462,063
  1998.............................................  15,600,753
                                                     ----------  ----------
  Total............................................  $21,388,831 $22,937,927
                                                     ----------  ----------
                                                     ----------  ----------

                           EDGE PETROLEUM CORPORATION

3. LONG-TERM DEBT

    During July 1995, the Company entered into a revolving credit facility (the "Revolving Credit Facility") with a bank to finance temporary working capital requirements. The Revolving Credit Facility provided up to $20 million in borrowings limited by a borrowing base, as defined by the Revolving Credit Facility. The Revolving Credit Facility provided for interest at the lender's prime rate plus 0.75%. The borrowing base was subject to review by the bank on a quarterly basis and could be adjusted subject to the provisions of the Revolving Credit Facility. On March 3, 1997, the Company repaid the outstanding balance of $11,091,449 and accrued interest with proceeds from its initial public offering. Effective April 1, 1998, the Company amended and restated its Revolving Credit Facility to provide a revolving line of credit of up to $100 million bearing interest at a rate equal to prime or LIBOR plus 1.5%-2% depending on the level of borrowing base utilization. The Company's initial borrowing base authorized by the banks was approximately $15 million.

    Effective September 29, 1998, the Company had its borrowing base redetermined and amended its Revolving Credit Facility. The initial borrowing base authorized by the bank was $15 million. Beginning October 1, 1998, and on the first day of each month thereafter, the borrowing base was required to be reduced by $550,000.

    At December 31, 1998, borrowings under this facility totaled $12.5 million with approximately $850,000 available for future borrowings. The weighted average debt and interest rate during the year ended December 31, 1998 was approximately $7 million and 7.3%, respectively.

    The Revolving Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of its oil and natural gas properties or other collateral, engaging in merger or consolidation transactions and prohibitions of dividends and certain distributions of cash or properties and certain liens. The Revolving Credit Facility also contains the following financial covenants: (i) tangible net worth (total assets exclusive of certain intangibles minus liabilities) must be at least $43 million plus 50% of positive net income and 100% of equity raised for all quarterly periods subsequent to December 31, 1997; (ii) the ratio at the end of any quarter of cash flow (net income plus proceeds of certain project sales, depletion, depreciation, amortization and other non-cash expenses less non-cash net income for such quarter) to debt service must be at least 1.25 to 1.00; and (iii) the ratio at the end of any quarter of EBIT (net income plus interest expense and taxes, excluding non-cash, extraordinary expenses and income) to interest expense for the proceeding 12-month period must be at least
4.5 to 1.00. At December 31, 1998 the Company was not in compliance with two of its financial covenants, (i) and (iii) above, and accordingly has received waivers from its bank for its noncompliance. There can be no assurance that the Company will not require waivers in the future or, if required, that the bank will grant them. The Revolving Credit Facility is secured by substantially all the assets of the Company.

    At December 31, 1998, based on amounts paid and to be paid in 1999 under the Revolving Credit Facility, as restructured, current maturities of long-term debt and long-term debt consisted of the following:

Revolving credit facility, interests rates at 7%-7.75%.........  $12,500,000
Current portion................................................  (6,700,000)
                                                                 ----------
Long-term portion..............................................  $5,800,000
                                                                 ----------
                                                                 ----------

    There was no outstanding notes payable or long-term debt at December 31, 1997.

                           EDGE PETROLEUM CORPORATION

3. LONG-TERM DEBT (CONTINUED)
    Subsequent to December 31, 1998, the Company undertook discussions with the bank to restructure the Revolving Credit Facility. On March 18, 1999 the Company and the Bank agreed on new terms which are as follows; 1) the proposed initial borrowing base is $12 million comprised of a two tranche financing of a $9 million Revolving Credit Facility and $3 million of subordinated debt, 2) Beginning May 1, 1999, and on the first day of each month thereafter, the Revolving Credit Facility borrowing base is required to be reduced by $400,000,
3) 75% of prospect sales will be used to pay down the subordinated debt with the remaining unpaid subordinated balance maturing on August 31, 1999. The Bank has also agreed to amend the financial covenants on a go forward basis are as follows; tangible net worth will be 90% of actual tangible net worth as reported at December 31, 1998 (or $33,260,720); the EBIT to interest expense and cash flow coverage covenants will be eliminated and replaced with a quarterly fixed charge coverage test calculated as annualized EBITDA divided by the total of interest expense plus 50% of quarter end loan outstanding and the covenant level would be 1.25 to 1.00. The fixed charge coverage covenant does not apply until June 30, 1999.

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

    At December 31, 1998, the Company was obligated under a noncancelable operating lease for office space. Following is a schedule of the remaining future minimum lease payments under this lease:

1999............................................................  $ 267,957
2000............................................................    267,957
2001............................................................    267,957
2002............................................................    267,957
2003............................................................     44,659
                                                                  ---------
Total...........................................................  $1,116,487
                                                                  ---------
                                                                  ---------

    Rent expense for the years ended December 31, 1998, 1997 and 1996 was $478,652, $214,143 and $204,376, respectively.

5. INCOME TAXES

    Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes in accordance with SFAS No. 109.

                           EDGE PETROLEUM CORPORATION

5. INCOME TAXES (CONTINUED)
    Significant components of the Company's deferred tax liabilities and assets as of December 31, 1998 and 1997 are as follows:

                                                                         1998       1997
                                                                       ---------  ---------
Deferred tax liability:
  Book basis of oil and natural gas properties in excess of tax basis............................................................  $2,633,825 $2,246,201
Deferred tax asset:
  Other charge not currently deductable for tax purposes.............    792,708
  Net operating loss carryforwards...................................  7,142,358  2,046,680
  Statutory depletion carryforward...................................    140,390    140,390
  Other miscellaneous................................................    146,630     59,131
  Valuation allowance................................................  (5,588,261)
                                                                       ---------  ---------
Total................................................................  2,633,825  2,246,201
                                                                       ---------  ---------
Net deferred tax liability...........................................  $      --  $      --
                                                                       ---------  ---------
                                                                       ---------  ---------

    The differences between the statutory federal income taxes and the Company's effective taxes is summarized as follows:

                                                               1998       1997       1996
                                                            ----------  ---------  ---------
Statutory federal income taxes............................  $(5,595,527) $1,338,753 $ 394,675
Permanent differences:
  Expense not deductible for tax purposes.................       7,266     10,483      7,546
  Income not taxable to the company.......................                (66,961)
Temporary differences:
  Non-Statutory stock options.............................               (224,617)
  Cumulative effect of accounting change..................    (958,910)
  Other...................................................     (24,056)
  Change in valuation allowance...........................   5,588,261  (1,057,658)    (7,546)
                                                            ----------  ---------  ---------
Income tax expense (benefit)..............................  $ (982,966) $      --  $ 394,675
                                                            ----------  ---------  ---------
                                                            ----------  ---------  ---------

    The differences between the statutory federal income taxes and the Company's effective taxes is summarized as follows:

    At December 31. 1998, the Company had cumulative net operating loss carryforwards ("NOL") for federal income tax purposes of approximately $20.4 million which will begin to expire in 2007. The net operating loss carryforwards assume that certain items, primarily intangible drilling costs have been written off in the current year. However, the Company has not made a final determination if an election will be made to capitalize all or part of these items for tax purposes. Due to the 1997 ownership change of Old Edge and the Joint venture, future utilization of the NOLs may be limited by the Internal Revenue Code
Section 382.

    From inception through February 24, 1997, except for Old Edge, the owners of interests in the Joint Venture were not required to pay federal income taxes due to their status as "pass-through" entities that are not subject to federal income taxation; instead, taxes relating to the taxable income of the Joint

                           EDGE PETROLEUM CORPORATION

5. INCOME TAXES (CONTINUED)
Venture for such periods were required to be paid by the owners of such entities. Although the effective date of the Combination is February 25, 1997, each owner of interests in the Joint Venture (or holders of interests in such owners that are "pass through" entities) was required to include in its taxable income, for all periods ending on the date of or prior to the completion of the Combination, its allocable portion of the taxable income attributable to the Joint Venture and is entitled to all tax benefits attributable to the Joint Venture through completion of the Combination. On a pro forma basis, had the Company been a tax paying entity from inception (April 1, 1991), the Company would not have recorded a tax provision in any period prior to the Combination. Thus the tax provision, as reported by the Company, for the year ended December 31, 1996 approximates what would have been reported on a pro forma basis had the combining entities always been combined.

6. EMPLOYEE BENEFIT PLANS

    Effective July 1, 1997 the Company established a defined-contribution 401(k) Savings & Profit Sharing Plan Trust (the "Plan") covering employees of the Company who are age 21 or older. The Company's matching contributions to the Plan are discretionary. For the year ended December 31, 1998 and 1997 the Company contributed $68,869 and $40,954, respectively, to the Plan.

7. EQUITY AND STOCK PLANS

    On March 3, 1997 the Combination Transactions were consummated resulting in the issuance of 4,701,361 shares to the predecessor owners of the combining entities involved in the Combination (see Note 1). In addition, during March 1997, the Company completed its Offering issuing 2,760,000 shares at $16.50 per share. Net proceeds totaled $40 million, net of offering cost of approximately $5.4 million.

    In conjunction with the Offering, the Company established the Incentive Plan of Edge Petroleum Corporation (the "Incentive Plan"). The Incentive Plan is discretionary and provides for the granting of awards, including options for the purchase of the Company's Common Stock ("Common Stock") and for the issuance of restricted and or unrestricted Common Stock to directors, officers, employees and independent contractors of the Company. The options and restricted stock granted to date vest over 3-10 years. An aggregate of 1,200,000 shares of Common Stock have been reserved for grants under the Incentive Plan, of which 271,483 shares were available for future grants at December 31, 1998 (these shares include only those issued under the Incentive Plan). Shares of Common Stock awarded as restricted stock are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment or service or achievement of certain performance milestones. During 1998 and 1997, 2,412 and 250,586 shares, respectively, of restricted stock were awarded having a market value of $12.38 and $16.50, respectively, per share as of the award date. The total market value of such awards has been recorded as unearned compensation-restricted stock and is shown as a separate component of stockholders' equity. The unearned compensation-restricted stock is amortized to operations over the related vesting period. Amortization of unearned compensation expense amounted to $621,191 and $513,393 in 1998 and 1997, respectively.

    Effective November 16, 1998, Mr. John E. Calaway resigned as Chairman of the Board, Chief Executive Officer and a director of the Company. In connection with his resignation his remaining restricted stock, 106,916 shares, became fully vested. Included in "Other charge" is the amortization of approximately $1.6 million of unearned compensation expense resulting from the vesting of those restricted shares.

                           EDGE PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. EQUITY AND STOCK PLANS (CONTINUED)

    In addition, as of the date of the Combination Transactions, Old Edge had in place a stock incentive plan which was administered by non-employee members of the Board of Directors of Old Edge. Prior to the Combination, two executives of the Company each held outstanding options for the purchase of 2,193 shares of Old Edge Common Stock granted under the Old Edge incentive plan. Upon completion of the Combination Transactions, such options were converted into incentive stock options for the purchase of an aggregate of 97,844 (48,922 for each of the two individuals) shares of Common Stock of the Company (such number of shares of Common Stock as would have existed if such options had been exercised immediately prior to the Combination Transactions). After adjustment for such conversion, the option price per share of Common Stock for each of the two grants was approximately $4.09 and $2.04, respectively. These amounts are included within options granted during 1997 in the table below. Of these shares 48,922 were exercised during 1997 and 48,922 remain outstanding at December 31, 1997 and 1998.

    A summary of the status of the Company's stock options and changes as of and for each of the two years ended December 31, 1998 and 1997 are presented below:

                                             1998                      1997
                                   ------------------------  ------------------------
                                              WEIGHTED AVG.             WEIGHTED AVG.
                                                EXERCISE                  EXERCISE
                                    SHARES        PRICE       SHARES        PRICE
                                   ---------  -------------  ---------  -------------
Outstanding, January 1...........    696,365    $   15.63           --
Granted..........................    107,600        12.76      773,040    $   14.80
Forfeited........................    (74,910)       16.01      (27,753)       16.50
Exercised........................                              (48,922)        2.04
                                   ---------                 ---------
Outstanding, December 31.........    729,055    $   15.17      696,365    $   15.63
                                   ---------                 ---------
                                   ---------                 ---------
Exercisable, December 31.........    272,785    $   14.27       48,922    $    4.09
                                   ---------                 ---------
                                   ---------                 ---------

                   OPTIONS OUTSTANDING AS OF DECEMBER 31, 1998       OPTIONS EXERCISABLE
                 -----------------------------------------------  --------------------------
                                   WEIGHTED          WEIGHTED                    WEIGHTED
                                    AVERAGE           AVERAGE                     AVERAGE
   RANGE OF        SHARES          REMAINING         EXERCISE       SHARES       EXERCISE
EXERCISE PRICE   OUTSTANDING   CONTRACTUAL LIFE        PRICE      EXERCISABLE      PRICE
---------------  -----------  -------------------  -------------  -----------  -------------
     $4.09           48,922             8.17         $    4.09        48,922     $    4.09
 $8.88-$10.00         5,000             9.75         $    8.88
 $10.00-$13.50       90,400             9.50         $   12.87
 $13.50-$16.50      584,733             8.17         $   16.50       223,863     $   16.50

    The Company applies the intrinsic value based method of APB No.25 in accounting for its stock options. Accordingly, no compensation expense has been recognized for any stock options granted. Had compensation expense for the Company's stock options granted during the years ended December 31, 1998 and 1997 been determined based on the fair value at the grant dates, consistent with the methodology prescribed by SFAS No.123, the Company's net income and earnings per share would have been reduced to the amounts indicated below based on the Black-Scholes option pricing model (the "Model") adopted for the use in valuing stock options. The estimated values under the Model are based on the following assumptions for the year ended December 31, 1998 and 1997: expected volatility based on historical volatility of daily Common Stock Prices (53% and 41%, respectively), a risk free rate of return based on a discount rate which approximates the U.S. Treasury rate at the time of the grant, no dividend yields, an

                           EDGE PETROLEUM CORPORATION

7. EQUITY AND STOCK PLANS (CONTINUED)
expected option exercise period of 8 years (with the exercise occurring at the end of such period) and a forfeiture rate of 0%-10% over the vesting period of such options.

                                                                       1998           1997
                                                                  --------------  ------------
Net Income (Loss):
  As reported...................................................  $  (13,223,419) $  3,825,009
  Pro forma.....................................................  $  (13,743,611) $  3,454,671

As Reported
  Basic earnings (loss) per share:
    Net income (loss) before cumulative effect of accounting
      change....................................................  $        (1.93) $       0.53
    Cumulative effect of accounting change......................            0.23            --
                                                                  --------------  ------------
    Basic earnings (loss) per share.............................  $        (1.70) $       0.53
                                                                  --------------  ------------
                                                                  --------------  ------------
  Diluted earnings (loss) per share:
    Net income (loss) before cumulative effect of accounting
      change....................................................  $        (1.93) $       0.52
    Cumulative effect of accounting change......................            0.23            --
                                                                  --------------  ------------
    Diluted earnings (loss) per share...........................  $        (1.70) $       0.52
                                                                  --------------  ------------
                                                                  --------------  ------------
Pro forma
  Basic earnings (loss) per share:
    Net income (loss) before cumulative effect of accounting
      change....................................................  $        (2.00) $       0.47
    Cumulative effect of accounting change......................            0.23            --
                                                                  --------------  ------------
    Basic earnings (loss) per share.............................  $        (1.77) $       0.47
                                                                  --------------  ------------
                                                                  --------------  ------------
  Diluted earnings (loss) per share:
    Net income (loss) before cumulative effect of accounting
      change....................................................  $        (2.00) $       0.47
    Cumulative effect of accounting change......................            0.23            --
                                                                  --------------  ------------
    Diluted earnings (loss) per share...........................  $        (1.77) $       0.47
                                                                  --------------  ------------
                                                                  --------------  ------------

    The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128.

                                                             YEAR ENDED DECEMBER 31, 1997
                                                       ----------------------------------------
                                                          INCOME        SHARES       PER-SHARE
                                                       (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                       ------------  -------------  -----------
BASIC EPS
Income available to common stockholders..............  $  3,825,009     7,274,617    $    0.53

EFFECT OF DILUTIVE SECURITIES
Common stock options.................................                      45,783        (0.01)
                                                       ------------  -------------  -----------

DILUTED EPS
Income available to common stockholders..............  $  3,825,009     7,320,400    $    0.52
                                                       ------------  -------------  -----------

                           EDGE PETROLEUM CORPORATION

7. EQUITY AND STOCK PLANS (CONTINUED)
    For the year ended December 31, 1998, the Company reported a net loss thus the effects of stock options are antidilutive. For the year ended December 31, 1996 there were no dilutive stock options outstanding.

8. RELATED PARTY TRANSACTIONS

    The Company incurred management fees from the general partners of Edge Group II of $66,623 for the year ended December 31, 1996. In conjunction with the Combination, and as a component of the Edge Group II Exchange Offer, these fees were settled with the general partners of Edge Group II during 1997.

    At December 31, 1997, included in receivables from related parties was $85,681 representing amounts due from directors and employees of the Company. There were no material amounts outstanding at December 31, 1998.

    In May 1992, the Company became the managing venturer of the Essex Royalty Joint Venture ("Essex") and the Company entered into a management agreement with Essex. In September 1994, the Company became the managing venturer of the Essex Royalty Joint Venture II ("Essex II") and the Company entered into a management agreement with Essex II. Under the management agreements with Essex and Essex II (collectively, the "Essex Joint Ventures"), the Company receives a monthly management fee for managing the Essex Joint Ventures, the general partner of each of which is a related party. For each of the three years ended December 31, 1998, the Company recorded management fees totaling $120,000, and have recorded these amounts as a reduction of general and administrative expenses. In addition, these agreements stipulate that the Company is entitled to be reimbursed for certain direct general and administrative expenses and other reimbursable costs. Such amounts invoiced by the Company to the Essex Joint Ventures for the three years ended December 31, 1998, 1997 and 1996 amounted to $3,074, $61,746 and $67,000, respectively. At December 31, 1998 and 1997, the
Company had a receivable from the Essex Joint Ventures of $167,971 and $258,887, respectively, relating to these management fees, direct expenses, and costs.

                           EDGE PETROLEUM CORPORATION

9. SUPPLEMENTAL FINANCIAL QUARTERLY RESULTS (UNAUDITED):

                                                         4TH          3RD          2ND          1ST
                                                       QUARTER      QUARTER      QUARTER      QUARTER
                                                      ----------  -----------  -----------  -----------
                                                           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1998
  Revenues..........................................  $    3,847   $   3,981    $   3,849    $   3,786
  Operating expenses................................      19,865       4,538        3,812        3,279
  Gross profit (loss)...............................     (16,017)       (556)          37          506
  Other income and (expenses), net..................         (44)         (3)          44           46
  Income tax (expense) benefit......................       1,020         191          (34)        (194)
  Net income (loss).................................     (13,260)       (368)          47          358

  Basic earnings (loss) per share:
    Net income (loss) before cumulative effect of
      accounting change.............................  $    (1.71)  $   (0.05)   $    0.01    $    0.05
    Cumulative effect of accounting change..........                                              0.23
    Basic earnings (loss) per share.................  $    (1.71)  $   (0.05)   $    0.01    $    0.28
  Diluted earnings (loss) per share:
    Net income (loss) before cumulative effect of
      accounting change.............................  $    (1.71)  $   (0.05)   $    0.01    $    0.05
    Cumulative effect of accounting change..........                                              0.23
    Diluted earnings (loss) per share:..............  $    (1.71)  $   (0.05)   $    0.01    $    0.28

1997
  Revenues..........................................  $    3,810   $   3,201    $   3,016    $   3,441
  Operating expenses................................       3,172       2,451        2,525        2,213
  Gross profit......................................         638         750          491        1,228
  Other income and (expenses), net..................         134         266          615         (297)
  Net income........................................         772       1,016        1,106          931

  Basic earnings per share..........................  $     0.10   $    0.13    $    0.14    $    0.16
  Diluted earnings per share........................  $     0.10   $    0.13    $    0.14    $    0.16

    The sum of the individual quarterly basic and diluted earnings (loss) per share amounts may not agree with year-to-date basic and diluted earnings (loss) per share amounts as a result of each period's computation being based on the weighted average number of common shares outstanding during that period.

    Included in operating expenses during the three months ended December 31, 1998 is approximately $10 million representing an impairment of oil and natural gas properties (see Note 1) and an other charge of approximately $2.9 million representing a one-time charge to satisfy corporate obligations under the former CEO's employment contract (see Note 1).

10. SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

        This footnote provides unaudited information required by Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Natural Gas Producing Activities."

                           EDGE PETROLEUM CORPORATION

10. SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) (CONTINUED)
    CAPITALIZED COSTS--Capitalized costs and accumulated depletion, depreciation and amortization relating to the Company's oil and natural gas producing activities, all of which are conducted within the continental United States, are summarized below:

                                                                         DECEMBER 31,
                                                                 -----------------------------
                                                                      1998           1997
                                                                 --------------  -------------
Developed oil and natural gas properties.......................  $   48,441,741  $  16,100,052
Undeveloped oil and natural gas property.......................      21,388,831     22,937,927
Accumulated depletion, depreciation and amortization...........     (25,708,987)    (5,698,270)
                                                                 --------------  -------------
Net capitalized cost...........................................  $   44,121,585  $  33,339,709
                                                                 --------------  -------------

    COSTS INCURRED--Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below:

                                                            YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------
                                                       1998           1997           1996
                                                   -------------  -------------  ------------
Acquisition Cost:
  Unproved.......................................  $  20,852,838  $  17,659,706  $  4,489,740
Exploration costs................................     10,236,188      8,640,530     2,669,082
Development costs................................      3,249,492      1,207,771     2,342,831
                                                   -------------  -------------  ------------
  Gross costs incurred...........................     34,338,518     27,508,007     9,501,653
Less proceeds from the sales of prospects........      6,951,673      2,325,418     2,229,835
                                                   -------------  -------------  ------------
  Net cost incurred..............................  $  27,386,845  $  25,182,589  $  7,271,818
                                                   -------------  -------------  ------------

    Gross costs incurred excludes sales of proved and unproved oil and natural gas properties which were accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

    RESULTS OF OPERATIONS--Results of operations for the Company's oil and natural gas producing activities are summarized below:

                                                            YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------
                                                       1998           1997           1996
                                                   -------------  -------------  ------------
Oil and natural gas revenues.....................  $  15,463,432  $  13,468,042  $  7,719,478

Operating expenses:
  Oil and natural gas operating expenses and ad
    valorem taxes................................      2,438,553      1,459,291     1,063,552
  Production taxes...............................        937,206        871,357       536,533
  Depletion, depreciation and amortization.......      9,254,412      2,483,539     1,351,113
  Impairment of oil and natural gas properties...     10,012,989
                                                   -------------  -------------  ------------
    Results of operations........................  $  (7,179,728) $   8,653,855  $  4,768,280
                                                   -------------  -------------  ------------

                           EDGE PETROLEUM CORPORATION

10. SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) (CONTINUED)

    RESERVES--Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can reasonably be expected to be recovered through existing wells with existing equipment and operating methods. Proved oil and natural gas reserve quantities and the related discounted future net cash flows before income taxes (see Standardized Measure) for the periods presented are based on estimates prepared by Ryder Scott Company, independent petroleum engineers. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

    The Companys net ownership interests in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below.

                                                                 NATURAL GAS (MCF)
                                                              YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                          1998          1997          1996
                                                      ------------  ------------  ------------
Proved developed and undeveloped reserves
  Beginning of year.................................    29,123,000    13,417,000     8,821,000
  Revisions of previous estimates...................    (6,834,982)   (5,397,141)   (1,178,453)
  Extensions and discoveries........................     8,231,477    25,402,000     8,154,000
  Sales of natural gas properties...................                                   (63,442)
  Production........................................    (6,284,495)   (4,298,859)   (2,316,105)
                                                      ------------  ------------  ------------
    End of Year.....................................    24,235,000    29,123,000    13,417,000
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
Proved developed reserves at year end...............    15,844,000    17,866,000    11,301,000
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
Minority interest:
  Proved developed and undeveloped, end of year.....                                 9,517,483
                                                                                  ------------
                                                                                  ------------
  Proved developed, end of year.....................                                 8,016,477
                                                                                  ------------
                                                                                  ------------

                           EDGE PETROLEUM CORPORATION

10. SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) (CONTINUED)

                                                             OIL, CONDENSATE AND NATURAL GAS
                                                                      LIQUIDS (BBLS)
                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               1998        1997        1996
                                                            ----------  ----------  ----------
Proved developed and undeveloped reserves
  Beginning of year.......................................     866,186     642,714     708,933
  Revisions of previous estimates.........................    (401,003)   (147,917)    (36,746)
  Extensions and discoveries..............................     121,404     537,029     245,703
  Sales of oil properties.................................                            (165,951)
  Production..............................................    (141,774)   (165,640)   (109,225)
                                                            ----------  ----------  ----------
    End of Year...........................................     444,813     866,186     642,714
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------
Proved developed reserves at year end.....................     308,347     646,009     569,856
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------
Minority interest:
  Proved developed and undeveloped, end of year...........                             455,916
                                                                                    ----------
                                                                                    ----------
  Proved developed, end of year...........................                             404,233
                                                                                    ----------
                                                                                    ----------

    These quantities include the minority interest in the Joint Venture as the Joint Venture is consolidated with Old Edge for the year ended December 31, 1996 (see Note 1).

    STANDARDIZED MEASURE--The Standardized Measure of Discounted Future Net Cash Flows relating to the Company's ownership interests in proved oil and natural gas reserves for each of the three years ended December 31, 1998 is shown below:

                                                          YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------
                                                    1998            1997            1996
                                               --------------  --------------  --------------
Future cash inflows..........................  $   49,444,900  $   83,454,087  $   63,446,170
Future oil and natural gas operating
  expenses...................................     (11,718,097)    (16,228,391)     (9,590,565)
Future development costs.....................      (3,297,539)     (5,957,039)       (982,603)
Future income tax expenses...................                     (16,575,185)    (13,797,568)
                                               --------------  --------------  --------------
Future net cash flows........................      34,429,264      44,693,472      39,075,434
10% discount factor..........................     (11,699,510)    (13,450,819)     (8,875,265)
                                               --------------  --------------  --------------
Standardized measure of discounted future net
  cash flows.................................  $   22,729,754  $   31,242,653  $   30,200,169
                                               --------------  --------------  --------------

    The Standardized Measure of Discounted Future Net Cash Flows reflects the consolidation of the Joint Venture for the year ended December 31, 1996. The minority interest's share of Standardized Measure of Discounted Future Net Cash Flows is $21,422,792 at December 31, 1996.

    Future cash flows are computed by applying year-end prices of oil and natural gas to year-end quantities of proved oil and natural gas reserves. Future oil and natural gas operating expenses and development costs are computed primarily by the Company's petroleum engineers and are provided to Ryder Scott as estimates of expenditures to be incurred in developing and producing the Company's

                           EDGE PETROLEUM CORPORATION

10. SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) (CONTINUED)
proved oil and natural gas reserves at the end of the year, based on year end costs and assuming the continuation of existing economic conditions.

    Future income taxes are based on year-end statutory rates, adjusted for net operating loss carryforwards and tax credits. A discount factor of 10% was used to reflect the timing of future net cash flows. The Standardized Measure of Discounted Future Net Cash Flows is not intended to represent the replacement cost or fair market value of the Company's oil and natural gas properties.

    The Standardized Measure of Discounted Future Net Cash Flows does not purport, nor should it be interpreted, to present the fair value of the Company's oil and natural gas reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

    CHANGES IN STANDARDIZED MEASURE--Changes in Standardized Measure of Discounted Future Net Cash Flows relating to proved oil and gas reserves are summarized below:

                                                           YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------
                                                     1998            1997           1996
                                                --------------  --------------  -------------
Changes due to current year operations:
  Sales of oil and natural gas, net of oil and
    natural gas operating expenses............  $  (12,087,673) $  (11,137,394) $  (6,358,807)
  Sales of oil and natural gas properties.....                                     (1,884,221)
  Extensions and discoveries..................       6,417,976      34,003,639     22,901,796
Changes due to revisions in standardized
  variables:
  Prices and operating expenses...............      (9,163,029)    (15,703,096)     8,668,053
  Revisions of previous quantity estimates....      (9,612,849)     (8,897,696)    (2,970,834)
  Estimated future development costs..........       2,659,500      (4,974,436)      (341,128)
  Income taxes................................       9,645,975       3,116,093     (5,728,481)
  Accretion of discount.......................       4,088,863       3,942,563      1,744,261
  Production rates (timing) and other.........        (461,662)        692,811        223,898
                                                --------------  --------------  -------------
Net change....................................      (8,512,899)      1,042,484     16,254,537
Beginning of year.............................      31,242,653      30,200,169     13,945,632
                                                --------------  --------------  -------------
End of year...................................  $   22,729,754  $   31,242,653  $  30,200,169
                                                --------------  --------------  -------------
                                                --------------  --------------  -------------

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