Form 10-Q
period 1999-03-31
EDGE PETROLEUM CORP
filed 1999-05-17
CIK 1021010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                                   Yes X   No
                                                      ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                           Outstanding at May 11, 1999
         ------------                        ------------------------------
         Common Stock                                  7,758,667

                                             PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EDGE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

-----------------------------------------------------------------------------------------------------------------
                                                                                      March 31,     December 31,
                                                                                        1999           1998
                                                                                    -------------- --------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                            $ 259,652    $   272,428
   Accounts receivable, trade                                                           3,297,701      2,237,113
   Accounts receivable, joint interest owners, net                                      2,096,201      2,215,096
   Receivable from related parties                                                        204,740        228,922
   Other current assets                                                                   280,213        313,631
                                                                                     ------------   ------------
                Total current assets                                                    6,138,507      5,267,190

PROPERTY AND EQUIPMENT, Net - full cost method of accounting
  for oil and natural gas properties                                                   46,675,307     47,258,993

INVESTMENT IN FRONTERA                                                                  3,750,561      3,744,935

OTHER ASSETS                                                                                7,789          7,789
                                                                                     ------------   ------------
TOTAL ASSETS                                                                         $ 56,572,164   $ 56,278,907
                                                                                     ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable, trade                                                            $ 4,256,976    $ 2,948,791
   Accrued liabilities                                                                  3,484,658      3,799,881
   Accrued interst payable                                                                 95,687         93,880
   Current portion of long-term debt                                                    7,400,000      6,700,000
                                                                                     ------------    -----------
                Total current liabilities                                              15,237,321     13,522,552
                                                                                     ------------    -----------
LONG-TERM DEBT                                                                          4,600,000      5,800,000
                                                                                     ------------    -----------
                Total liabilities                                                      19,837,321     19,322,552
                                                                                     ------------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01par value; 5,000,000 shares authorized; none outstanding
   Common stock, $.01par value; 25,000,000 shares authorized; 7,758,667 shares
     issued and outstanding at March 31, 1999 and December 31, 1998                        77,586         77,586
   Additional paid-in capital                                                          47,769,159     47,769,159
   Retained earnings (deficit)                                                         (9,703,898)    (9,398,410)
   Unearned compensation - restricted stock                                            (1,408,004)    (1,491,980)
                                                                                     ------------   ------------
                Total stockholders' equity                                             36,734,843     36,956,355
                                                                                     ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 56,572,164   $ 56,278,907
                                                                                     ============   ============

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended
                                                                          March 31,
                                                                 ---------------------------
                                                                      1999          1998
OIL AND NATURAL GAS REVENUES                                      $ 3,542,188   $ 3,785,666

OPERATING EXPENSES:
   Lifting Costs                                                      479,128       370,059
   Severance and ad valorem taxes                                     352,689       301,125
   Depletion, depreciation and amortization                         1,902,760     1,186,586
   General and administrative expenses                              1,001,819       866,311
   Unearned compensation expense                                       83,976       155,052
                                                                  -----------   -----------
                Total operating expenses                            3,820,372     2,879,133
                                                                  -----------   -----------
OPERATING INCOME (LOSS)                                              (278,184)      906,533

OTHER INCOME AND EXPENSE:
   Interest expense                                                   (38,326)
   Interest income                                                     11,022        46,045
                                                                  -----------   -----------
NET INCOME BEFORE INCOME TAX EXPENSE AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                             (305,488)      952,578

INCOME TAX EXPENSE                                                                 (333,881)
                                                                  -----------   -----------
NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE             (305,488)      618,697

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                            1,780,835
                                                                  -----------   -----------
NET INCOME (LOSS)                                                 $  (305,488)   $2,399,532
                                                                  ===========   ===========

BASIC EARNINGS(LOSS)PER SHARE:
  Net income (loss) before cumulative effect of accounting change     $(0.04)       $ 0.08
  Cumulative effect of accounting change                                               0.23
                                                                       ------        ------
  Basic earnings(loss)per share                                       $(0.04)       $ 0.31
                                                                       ======        ======
DILUTED EARNINGS(LOSS)PER SHARE:
  Net income (loss) before cumulative effect of accounting change     $(0.04)       $ 0.08
  Cumulative effect of accounting change                                               0.23
                                                                       ------        ------
  Diluted earnings (loss)per share                                    $(0.04)       $ 0.31
                                                                       ======        ======
BASIC WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                        7,758,667     7,760,869
                                                                    =========     =========
DILUTED WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                        7,758,667     7,794,098
                                                                    =========     =========


See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                       Unearned
                                                 Common Stock          Additional                    Compensation-      Total
                                           -------------------------     Paid-in        Retained      Restricted     Stockholders'
                                              Shares        Amount       Capital    Earnings(Deficit)    Stock           Equity
                                           ----------      --------   ------------  ----------------- -------------- --------------
BALANCE,
   JANUARY 1, 1999                          7,758,667      $ 77,586   $ 47,769,159    $(9,398,410)   $ (1,491,980)  $36,956,355

   Unearned compensation expense                                                                           83,976        83,976

   Net loss                                                                              (305,488)                     (305,488)
                                           ----------     ---------   ------------    -----------   -------------   ------------
BALANCE,
   MARCH 31, 1999                           7,758,667      $ 77,586   $ 47,769,159    $(9,703,898)  $ (1,408,004)   $36,734,843
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

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

-------------------------------------------------------------------------------------------------------------------------

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                           ------------------------------
                                                                                                  1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                          $  (305,488)    $2,399,532
   Adjustments to reconcile net income(loss)to net cash provided by operating activities:
      Cumulative effect of accouning change                                                                   (1,780,835)
      Depletion, depreciation and amortization                                                  1,902,760      1,186,586
      Deferred income taxes                                                                                      333,881
      Unearned compensation expense                                                                83,976        155,052
   Changes in assets and liabilities:
      Accounts receivable, trade                                                               (1,060,588)      (348,061)
      Accounts receivable, joint interest owners, net                                             118,895      3,304,666
      Receivable from related parties                                                              24,182         63,269
      Other current assets                                                                         33,418         48,950
      Other assets                                                                                                (7,463)
      Accounts payable, trade                                                                   1,308,185     (1,011,655)
      Accounts payable, related party                                                                            (40,000)
      Accrued liabilities                                                                        (295,223)       (31,532)
      Accrued interest payable                                                                      1,807
                                                                                              -----------    -----------
                 Net cash provided by operating activities                                      1,811,924      4,272,390
                                                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Oil and natural gas property and equipment purchases                                        (2,967,791)    (8,468,415)
   Proceeds from the sale of oil and natural gas properties                                     1,648,717      1,783,124
   Investment in Frontera                                                                          (5,626)
                                                                                              -----------    -----------
                 Net cash used in investing activities                                         (1,324,700)    (6,685,291)
                                                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on long-term debt                                                                      (500,000)
                                                                                              -----------    -----------
                Net cash used in financing activities                                            (500,000)
                                                                                              -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                         (12,776)    (2,412,901)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    272,428      3,777,950
                                                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                        $ 259,652    $ 1,365,049
                                                                                              ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES - Cash paid for interest, net of amounts capitalized          $ 38,305



See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The financial statements included herein have been prepared by Edge Petroleum Corporation, a Delaware corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications do not affect net income (loss). These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         Accounting Change - The Company uses the full-cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs that are directly attributable to the Company's acquisition, exploration and development activities are capitalized in a "full-cost pool" as incurred. In the second quarter of 1998 and effective January 1, 1998, the Company changed its method of accounting for internal geological and geophysical ("G&G") costs to one of capitalization of such costs, which are directly attributable to acquisition, exploration and development activities, to oil and natural gas properties. Prior to the change the Company expensed these costs as incurred. The Company believes the accounting change provides for a better matching of revenues and expenses and enhances the comparability of it's financial statements with those of other companies that follow the full-cost method of accounting. Accordingly, the financial results for the period ended March 31, 1998 have been restated to give effect to the change in accounting method effective January 1, 1998. The $1,780,835 cumulative effect of the change in prior years (after reduction for income taxes of $958,910) is included in income for the three months ended March 31, 1998. The effect of the accounting change on the three months ended March 31, 1998 was to increase net income by $2,041,066 or $0.26 basic and diluted earnings per share ($260,231 before cumulative effect of accounting change or $0.03 basic and diluted earnings per share).

Accounting Pronouncements

Derivatives - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivatives, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income.

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

      The Revolving Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of its oil and natural gas properties or other collateral, engaging in merger or consolidation transactions and prohibitions of dividends and certain distributions of cash or properties and certain liens. The Revolving Credit Facility also contains certain financial covenants.

     Effective March 1, 1999, the Company and the Bank amended the Revolving Credit Facility to include the following terms; 1),the initial borrowing base is $12 million comprised of a two tranche financing of a $9 million Revolving Credit Facility and a $3 million term facility, 2) Beginning May 1, 1999, and on the first day of each month thereafter, the Revolving Credit Facility borrowing base is required to be reduced by $400,000, 3) 75% of prospect sales will be used to pay down the term facility with the remaining unpaid term facility balance maturing on August 31, 1999. The Company and the Bank also amended the Revolving CreditFacility to replace the financial covenants on a go forward basis with a Tangible Net Worth Covenant and Fixed Charge Covenant. TheTangible Net Worth Covenant requires that at the end of each quarter the Company's Tangible Net Worth be at least 90% of the Company's actual tangible networth as reported at December 31, 1998 (or $33,260,720) plus 50% of positive net income and 100% of other increases in equity for all fiscal quarters ending subsequent to December 31, 1998. The Fixed Charge Covenant requires that at the end of each quarterbeginning June 30, 1999, the ratio of annualized EBITDA (as defined) to the sum of annualized interest expense plus 50% of the quarter end loans outstanding must be at least 1.25 to 1.00. Interest will accrue at a rate of LIBOR plus 1.75% - 2.75% depending on the borrowing base utilization.

3.   EARNINGS PER SHARE

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standard No. 128 - "Earnings per Share," ("SFAS No. 128") which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method.

              The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128.

                                                              Three Months Ended
                               --------------------------------------------------------------------------------
                                          March 31, 1999                                March 31, 1998
                               -------------------------------------      -------------------------------------

                                  Income       Shares      Per-Share         Income       Shares      Per-Share
                               (Numerator)  (Denominator)    Amount       (Numerator)  (Denominator)    Amount
                               -----------  -------------  ---------      -----------  -------------  ---------
Basic EPS
Income (loss) available to
  common stockholders          $  (305,488)     7,758,667    $(0.04)       $2,399,532     7,760,869      $ 0.31

Effect of Dilutive Securities
  Common stock options                                                                       33,229
                               -----------     ---------     -------      -----------     ---------     -------
Diluted EPS
Income (loss) available to
  common stockholders          $  (305,488)    7,758,667     $(0.04)       $2,399,532     7,794,098      $ 0.31
                               ===========     =========     =======      ===========     =========     =======


4.   SUBSEQUENT EVENT

         On May 6, 1999, the Company completed a private offering of 1,400,000 shares of common stock based on a market price of $5.3125 per common share. The private offering also provides for warrants, which were purchased for $0.125 per share, to acquire an additional 420,000 shares of common stock at $5.35 per share. Total proceeds, net of offering costs, were approximately $7.4 million of which $4.9 million was used to repay debt under the Revolving Credit Facility with the remainder to be used to satisfy working capital requirements and fund a portion of the Company's future exploration program. After the repayment of debt the Company has available approximately $1.5 million under its Revolving Credit Facility for future borrowings.

5.   INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes," ("SFAS No. 109") which provides for an asset and liability approach for accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Due to the Company incurring a net loss for the three months ended March 31, 1999 and due to the Company having significant deferred tax assets, no tax benefit (expense) was recorded. Due to the uncertainty of the Company's ability to become profitable in the future an allowance has been provided to offset the tax benefits of certain tax assets. Should the Company have net income in future periods income tax expense will be recorded upon utilization of deferred tax assets.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of certain significant factors that have affected certain aspects of the Company's financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q and with the Company's audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Unless otherwise indicated by the context, references herein to the "Company" mean Edge Petroleum Corporation, a Delaware corporation that is the registrant, and its corporate subsidiaries .

Overview

         Edge Petroleum Corporation is an independent energy company engaged in the exploration, development and production of oil and natural gas. Edge conducts its operations primarily along the onshore Gulf Coast with its primary emphasis in South Texas and South Louisiana where it currently controls interests in excess of 222,000 gross acres under lease and option. The Company explores for oil and natural gas by emphasizing an integrated application of highly advanced data visualization techniques and computerized 3-D seismic data analysis to identify potential hydrocarbon accumulations. The Company believes its approach to processing and analyzing geophysical data differentiates it from other independent exploration and production companies and is more effective than conventional 3-D seismic data interpretation methods. The Company also believes it maintains one of the largest databases of onshore South Texas Gulf Coast 3-D seismic data of any independent oil and natural gas company, and is continuously acquiring additional data within this core region.

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

         The Company uses the full-cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain general and administrative costs that are directly attributable to the Company's acquisition, exploration and development activities, are capitalized in a "full-cost pool" as incurred. The Company capitalizes internal Geological and Geophysical ("G&G") costs that are directly attributable to acquisition, exploration and development activities to oil and natural gas properties. Total internal G&G costs capitalized during the three months ended March 31, 1999 and 1998 were $563,592 and $539,965, respectively. The Company records depletion of its full-cost pool using the unit of production method. Investments in unproved properties are not subject to amortization until the proved reserves associated with the projects can be determined or until impaired. To the extent that capitalized costs subject to amortization in the full-cost pool (net of depletion, depreciation and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to operations. Once incurred, an impairment of oil and natural gas properties is not reversible at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with the Company's quarterly filings with the Commission. At March 31, 1999, no full cost ceiling test write down of oil and natural gas properties was necessary.

      Due to the instability of oil and natural gas prices, the Company has entered into, from time to time, price risk management transactions (e.g., swaps and collars) for a portion of its natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits the benefit to the Company of increases in the price of natural gas it also limits the downside risk of adverse price movements. The Company's hedging arrangements apply to only a portion of its production and provide only partial price protection against declines in natural gas prices and limits potential gains from future increases in prices. The Company accounts for these transactions as hedging activities and, accordingly, gains and losses are included in oil and natural gas revenues during the period the hedged transactions occur. During December 1998, the Company entered into a fixed price swap for $1.96 per MMbtu (delivered price basis, Houston Ship Channel), with settlement for each calendar month occurring five business days following the publishing of the Inside F.E.R.C. Gas Marketing Report. This fixed price swap covers 13,000 MMbtu per day and is effective beginning March 1, 1999 and expires on October 31, 1999. Total natural gas production hedged under this arrangement was 403,000 MMbtu for the three months ended March 31, 1999 or 21% of the current quarter's production. Existing swaps currently cover approximately 68% of current daily production. During April 1999, the Company entered into a fixed price swap for $2.15 per MMbtu. This fixed price swap covers 3,000 MMbtu per day and is effective beginning May 1, 1999 and expires on October 31, 1999. During the three months ended March 31, 1998, the Company had in place two natural gas commodity collars with a financial institution one of which expired on January 31, 1998 with the other expiring on April 30, 1998. These collars each covered 5,000 MMbtu per day, or approximately 29% of the Company's daily production, with floating floor and ceiling prices ranging between $2.25 MMbtu and $3.15 per MMbtu. Total natural gas production hedged under these collars was 450,000 MMbtu for the three months ended March 31, 1998 or 29% of production. Included within natural gas revenues for the three month periods ended March 31, 1999 and 1998 was $142,346 and $36,700, respectively, representing net gains from swap and collar activities.

         The Company's revenue, profitability and future rate of growth and ability to borrow funds or obtain additional capital, and the carrying value of its properties, are substantially dependent upon prevailing prices for oil and natural gas. These prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. Oil prices have declined significantly during the past year and more recently natural gas prices have shown similar declines. Even though prices have shown signs of resent recovery since March 31, 1999, a substantial or extended decline in oil and natural gas prices could have a material adverse effect on the Company's financial condition, results of operation and access to capital, as well as the quantities of oil and natural gas reserves that the Company may economically produce.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to the Three Months Ended
March 31,1998

Revenue and Production

      Oil and natural gas revenues for the three months ended March 31, 1999 decreased 6% from $3.8 million to $3.5 million, as compared to the three months ended March 31, 1998. Production volumes for oil and condensate for the three months ended March 31, 1999 decreased 11% from 42 MBbls to 37 MBbls, as compared to the three months ended March 31, 1998. The decrease in oil and condensate production during the three months ended March 31, 1999 decreased revenues by $64,580 (based on 1998 comparable quarter average prices), further decreased by a 26% decrease in the average oil and condensate sales price which decreased revenues by $134,857 (based on current quarter production). Production volumes for natural gas for the three months ended March 31, 1999 increased 26% from 1,323 MMcf to 1,668 MMcf, as compared to the three months ended March 31, 1998. The increase in natural gas production during the three months ended March 31, 1999 increased revenues by $838,089, offset by a 22% decrease in the average natural gas sales price which decreased revenues by $882,130. The increase in oil and natural gas production was primarily due to 42 gross (16.94 net) new successful exploratory and development wells being drilled and completed since March 31, 1998 offset by normal production declines from existing wells. As described above, included within natural gas revenues for the three months ended March 31, 1999 and 1998 was $142,346 and $36,700, respectively, representing gains from current swap and collar activity. Hedging activities increased the effective natural gas sales price by approximately $0.09 per Mcf and $0.03 per Mcf, respectively, or 5% and 1%, respectively, for the three-months ended March 31, 1999 and 1998.

         The following table sets forth certain operational data of the Company for the periods presented:

                                                 Three Months Ended            1999 Period Compared
                                                       March 31,                   to 1998 Period
                                            ----------------------------     ------------------------
                                                                               Increase   % Increase
                                                1999            1998          (Decrease)   (Decrease)
Production volumes:
   Oil and condensate (Bbls)                     37,410          42,139         (4,729)       (11)%
   Natural gas (Mcf)                          1,668,423       1,323,022        345,401         26 %
   Natural gas equivalents (Mcfe)             1,892,883       1,575,856        317,027         20 %

Average sales prices:
   Oil and condensate ($ per Bbl)               $ 10.05         $ 13.66        $ (3.61)       (26)%
   Natural gas ($ per Mcf)                      $  1.90         $  2.43        $ (0.53)       (22)%
   Natural gas equivalent ($per Mcfe)           $  1.87         $  2.40        $ (0.53)       (22)%

Operating revenues:
   Oil and condensate                       $   376,019       $ 575,456     $ (199,437)       (35)%
   Natural gas                                3,166,169       3,210,210        (44,041)        (1)%
                                            -----------     -----------     ----------
Total                                       $ 3,542,188     $ 3,785,666     $ (243,478)        (6)%
                                            ===========     ===========     ==========

Costs and Operating Expenses

       Lifting costs for the three months ended March 31, 1999 increased 29% from $370,059 to $479,128 as compared to the three months ended March 31, 1998, due primarily to increased oil and natural gas production. Lifting costs were $0.25 per Mcfe and $0.24 per Mcfe for the three-month periods ended March 31, 1999 and 1998, respectively.

       Severance and ad valorem taxes for the three months ended March 31, 1999 increased 17% from $301,125 to $352,689 as compared to the three months ended March 31, 1998, due primarily to increased ad valorem taxes. Severance and ad valorem taxes were $0.19 per Mcfe for both three-month periods ended March 31, 1999 and 1998, respectively.

       Depletion, depreciation and amortization expense ("DD&A") for the three months ended March 31, 1999 increased 60% from $1.2 million to $1.9 million, as compared to the three months ended March 31, 1998. Included within DD&A for the three-month periods ended March 31, 1999 and 1998 was $1.7 million and $1 million, respectively, representing depletion expense of oil and natural gas property, which increased by 67%. Increased oil and natural gas production increased depletion expense by approximately $206,000 and a 39% increase in the overall depletion rate further increased depletion expense by approximately $494,000. The increase in the depletion rate was primarily attributable to abandonments of certain projects, prospects and wells at December 31, 1998 and dry holes drilled since March 31, 1998 contributing to an overall increase in finding cost. Depletion expense on a unit of production basis for the three-month periods ended March 31, 1999 and 1998 was $0.90 per Mcfe and $0.65 per Mcfe, respectively. The remaining increase in DD&A is due primarily to depreciation of new computer hardware, software and office improvements purchased since March 31, 1998 and the amortization of deferred loan cost on the Credit Facility which was effective in April 1998.

      General and administrative expenses ("G&A") for the three months ended March 31, 1999 increased 16% from $866,311 to $1 million, as compared to the three months ended March 31, 1998. The increase in G&A was primarily attributable to a $144,000 decrease in overhead and management fees received from various management, operating and seismic agreements during the three months ended March 31, 1999. Total overhead and management fees are recorded as a reduction of G&A and were approximately $54,000 and $200,000, respectively, for the three months ended March 31, 1999 and 1998. G&A on a unit of production basis for the three-month periods ended March 31, 1999 and 1998 was $0.53 per Mcfe and $0.55 per Mcfe, respectively.

       Unearned compensation expense for the three months ended March 31, 1999 decreased from $155,052 to $83,976, as compared to the three months ended March 31, 1998. The decrease is due to the resignation of the former CEO and Chairman of the Board during November of 1998 whereby he vested in his remaining restricted stock grant. The Company charged to expense his unamortized unearned compensation upon his resignation.

       Interest expense for the three months ended March 31, 1999 was $38,326 net of amounts capitalized of $225,597. The increase in interest expense is due to increased borrowings under the Company's Credit Facility since March 31, 1998. The weighted average debt was $12 million for the three months ended March 31, 1999. There was no debt outstanding during the three-month period ended March 31, 1998.

        Interest income for the three months ended March 31, 1999 decreased from $46,045 to $11,022, as compared to the three months ended March 31, 1998. The decrease in interest income is due to the overall reduction in invested funds during the comparable periods.

       Due to the Company incurring a net loss for the three months ended March 31, 1999 and due to the Company having significant deferred tax assets, no tax benefit (expense) was recorded. Due to the uncertainty of the Company's ability to become profitable in the future an allowance has been provided to offset the tax benefits of certain tax assets. Should the Company have net income in future periods income tax expense will be recorded upon utlization of available tax assets. Tax expense for the three months ended March 31, 1998 was $333,881.

       For the three months ended March 31, 1999, the Company had an operating loss of $(278,184) compared to operating income of $906,533 for the three month period ended March 31, 1998, primarily due to significantly lower natural gas and oil and condensate prices, further reduced by increased operating expenses and increased DD&A expense offset by increased oil and natural gas production. Net loss was $(305,488) for the three months ended March 31, 1999, or $(0.04) basic and diluted loss per share, as compared to net income of $2.4 million, or $0.31 basic and diluted earnings per share, ($618,697 before cumulative effect of accounting change or $0.08 basic and diluted earnings per share), for the three-month period ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents at March 31, 1999 of $259,652 consisting primarily of short-term money market investments, as compared to $272,428 at December 31, 1998. Working capital was $(9.1) million at March 31, 1999, as compared to $(8.3) million at December 31, 1998.

         Operating cash flow was approximately $1.7 million and $2.3 million for the three-month periods ended March 31, 1999 and 1998, respectively. Operating cash flow, a measure of performance for exploration and production companies, represents cash flows from operating activities prior to changes in assets and liabilities. Operating cash flow should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

         During the three months ended March 31, 1999, the Company continued to reinvest a substantial portion of its cash flows to increase its 3-D project portfolio, improve its 3-D seismic interpretation technology and fund its drilling program. Capital expenditures during the three months ended March 31, 1999 were approximately $3 million as compared to $8.5 million during the same period in 1998. The Company expended $1.3 million in its drilling operations resulting in the drilling of 6 gross (2.53 net) wells during the three months ended March 31, 1999 as compared to 22 gross (10.29 net) wells during the same period in 1998. Two wells are currently drilling, the Varn #2 located in South Louisiana and the Worsham/O'Conner #1 located in South Texas. Land and data acquisition expenditures were $1.7 million and were largely attributable to its Nodosaria Embayment 3-D Project Area in South Louisiana. Total capital expenditures for 1999 are expected to be approximately $18 million.

         Due to the Company's active exploration and development and technology enhancement programs, the Company has experienced and expects to continue to experience substantial working capital requirements. The Company intends to fund its 1999 capital expenditures, commitments and working capital requirements through cash flows from operations, available borrowings under its existing Revolving Credit Facility, and to the extent necessary other financing activities. To provide additional working capital the Company continues to market a portion of its interest in various Company generated drill ready prospects. Additionally, the Company is currently evaluating various financing and refinancing options as well as divestitures of certain non-core and under performing assets. The Company believes it will be able to generate capital resources and liquidity sufficient to fund its capital expenditures and meet such financial obligations as they come due. In the event such capital resources are not available to the Company, its drilling and other activities may be curtailed.

Subsequent Event

         On May 6, 1999, the Company completed a private offering of 1,400,000 shares of common stock based on a market price of $5.3125 per common share. The private offering also provides for warrants, which were purchased for $0.125 per share, to acquire an additional 420,000 shares of common stock at $5.35 per share. Total proceeds, net of offering costs, were approximately $7.4 million of which $4.9 million was used to repay debt under the Revolving Credit Facility with the remainder to be used to satisfy working capital requirements and fund a portion of the Company's future exploration program. After the repayment of debt the Company has available approximately $1.5 million under its Revolving Credit Facility for future borrowings.

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

      The Revolving Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of its oil and natural gas properties or other collateral, engaging in merger or consolidation transactions and prohibitions of dividends and certain distributions of cash or properties and certain liens. The Revolving Credit Facility also contains certain financial covenants.

     Effective March 1, 1999, the Company and the Bank amended the Revolving Credit Facility to include the following terms; 1),the initial borrowing base is $12 million comprised of a two tranche financing of a $9 million Revolving Credit Facility and a $3 million term facility, 2) Beginning May 1, 1999, and on the first day of each month thereafter, the Revolving Credit Facility borrowing base is required to be reduced by $400,000, 3) 75% of prospect sales will be used to pay down the term facility with the remaining unpaid term facility balance maturing on August 31, 1999. The Company and the Bank also amended the Revolving CreditFacility to replace the financial covenants on a go forward basis with a Tangible Net Worth Covenant and Fixed Charge Covenant. TheTangible Net Worth Covenant requires that at the end of each quarter the Company's Tangible Net Worth be at least 90% of the Company's actual tangible networth as reported at December 31, 1998 (or $33,260,720) plus 50% of positive net income and 100% of other increases in equity for all fiscal quarters ending subsequent to December 31, 1998. The Fixed Charge Covenant requires that at the end of each quarterbeginning June 30, 1999, the ratio of annualized EBITDA (as defined) to the sum of annualized interest expense plus 50% of the quarter end loans outstanding must be at least 1.25 to 1.00. Interest will accrue at a rate of LIBOR plus 1.75% - 2.75% depending on the borrowing base utilization.

Accounting Change

         The Company uses the full-cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs that are directly attributable to the Company's acquisition, exploration and development activities are capitalized in a "full-cost pool" as incurred. In the second quarter of 1998 and effective January 1, 1998, the Company changed its method of accounting for direct internal geological and geophysical ("G&G") costs to one of capitalization of such costs, which are directly attributable to acquisition, exploration and development activities, to oil and natural gas property. Accordingly, the financial results for the period ended March 31, 1998 have been adjusted to give effect to the change in accounting method effective January 1, 1998. Prior to the change the Company expensed these costs as incurred. The Company believes the accounting change provides for a better matching of revenues and expenses and enhances the comparability of its results of operations with those of other oil and natural gas companies that follow the full cost method of accounting (See note 1 to the consolidated financial statements).

Year 2000

         The Company has completed its assessment of the year 2000 processing issues of its internal technology systems, considering current financial and accounting, production, land and geological computer systems and software utilized by the Company. Due to the need for improved management reporting, the Company is in the process of replacing its existing financial and accounting, production and land applications with new software which is year 2000 compliant. Implementation is expected to be completed on or before September 30, 1999 at a total cost of approximately $235,000. As of March 31, 1999, the Company has incurred approximately $180,000 converting to its new financial and accounting system and software with a majority of the remaining cost to be incurred prior to June 30, 1999. Production and land applications will be operational on or before June 30, 1999. These costs have been funded from cash flows from operations and the cost of the new software and necessary hardware upgrades have been capitalized. Based on assertions made by vendors, the Company believes its geological systems and software are year 2000 compliant. In addition the Company is performing other forms of due diligence to ensure that its geological systems are compliant.

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

         The Company's assessment of its Year 2000 issues involves many assumptions. There can be no assurance that the Company's assumptions will prove accurate, and actual results could differ significantly from the assumptions. In conducting its Year 2000 compliance efforts, the Company has relied primarily on vendor representations with respect to internal computerized systems and representations from third parties with which the Company has business relationships and has not independently verified representations. There can be no assurance that these representations will prove accurate. A Year 2000 failure could result in a business interruption that adversely effects the Company's business, financial condition or results of operations. Although it is not currently aware of any likely business disruptions, the Company is developing a contingency plan to address and assess the readiness of its material suppliers, customers and other entities as it relates to year 2000 processing issues and expects this work to be completed on or before June 30, 1999. The Company is not insured for this type of loss should a loss occur.

Accounting Pronouncements

     Derivatives - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivatives, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income.

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

FORWARD LOOKING STATEMENTS

         The statements contained in all parts of this document, including, but not limited to, those relating to the Company's drilling plans, its 3-D project portfolio, capital expenditures, use of Offering proceeds, future capabilities, the sufficiency of capital resources and liquidity to support working capital and capital expenditure requirements, reinvestment of cash flows and any other statements regarding future operations, financial results, business plans, sources of liquidity and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe" and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, the Company's dependence on its key personnel, the Company's reliance on technological development and possible obsolescence of the technology currently used by the Company, significant capital requirements of the Company's exploration and development and technology development programs, the potential impact of government regulations, litigation and environmental matters, the Company's ability to manage its growth and achieve its business strategy, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks and other factors detailed in the Company's Form 10-K and other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

Item 6 - Exhibits and Reports on Form 8-K................................

      (A)  EXHIBITS.  The following exhibits are filed as part of this report:

                                                      INDEX TO EXHIBITS
Exhibit No.
--------------

+2.1              --        Amended  and  Restated  Combination  Agreement  by
                  and among (i) Edge Group II Limited Partnership, (ii) Gulfedge Limited Partnership, (iii) Edge Group Partnership,
                  (iv) Edge Petroleum Corporation,  (v) Edge Mergeco, Inc.
                  and (vi) the Company, dated as of January 13, 1997 (Incorporated by reference from exhibit 2.1 to the Company's Registration Statement on Form S-4 (Registration No.333-17269)

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

+10.12           --        Employment Agreement dated as of November 16, 1998,
                  by and between the Company and John W. Elias. (Incorporated by reference from exhibit 10.12 in the Company's Annual Report on Form 10K for the year ended December 31, 1998)

+10.13           --        Agreement dated as of November 16,1998 by and between
                  the Company and John E. Calaway. (Incorporated by reference from exhibit 10.13 in the Company's Annual Report on Form 10K for the year ended December 31, 1998)

 11.1             --       Computation of Earnings Per Share.

 27.1             --       Financial Data Schedule.

  + Incorporated by reference as indicated.

             (B)  Reports on Form 8-K..................................   None

                                                          SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 EDGE PETROLEUM CORPORATION,
                                                    A DELAWARE CORPORATION
                                                         (REGISTRANT)



Date           5/11/99                              /S/      John W. Elias
-----------------------                           ------------------------------
                                                             John W. Elias
                                                    Chief Executive Officer and
                                                       Chairman of the Board

Date           5/11/99                              /S/    James D. Calaway
-----------------------                           ------------------------------
                                                           James D. Calaway
                                                   Chief Operations Officer and
                                                        President and Director

Date           5/11/99                              /S/    Michael G. Long
-----------------------                          -------------------------------
                                                           Michael G. Long
                                                      Senior Vice President and
                                                       Chief Financial Officer

Date           5/11/99                             /S/     Brian C. Baumler
-----------------------                          -------------------------------
                                                           Brian C. Baumler
                                                      Controller and Treasurer