Form 10-Q/A
period 1999-03-31
EDGE PETROLEUM CORP
filed 1999-05-26
CIK 1021010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

                           Edge Petroleum Corporation



     Edge Petroleum Corporation here by amends its Quarterly Report on Form 10Q for the Quarterly Period ended March 31, 1999 to include attached Exhibits that were excluded in the orginal Quarterly Report on Form 10Q for the period ended March 31, 1999. In order to facilitate the efficient review of this report, as amended, all information included in the orginal Quarterly Report on Form 10Q for the period ended March 31, 1999 is filed herewith.

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

  4.5            --  Common Stock Subscription Agreement(Subscription Agreement)
                  dated  April  30,  1999  by  and  between  Edge
                  Petroleum Corporation and Mark G. Eagn, The Private Investment Fund, Special Situations Private Equity Fund, L.P., Special Situations Fund III, L.P., Special Situations Cayman
                  Fund, L.P., and Fidelity  management Trust C/F Rollover
                  F/B/O John W. Elais.

  4.6 -- First Amendment dated March 1, 1999 to the Amended and Restated Credit Agreement dated April 1, 1998 by and between the Borrower and the First National Bank of Chicago as agent and a Lender thereto (Incorporated by Reference to 4.1 to the Company's Quarterly Report on Form 10-Q for, the quarterly period ended March 31, 1998).

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

 10.14           --        Form of Non-Qualified Stock Option Agreement under
                  the Incentive Plan of Edge Petroleum Corporation.

 10.15           --        Form of Employee Restricted Stock Award Agreement
                  under the Incentive Plan of Edge Petroleum Corporation.

 10.16           --        Form of Director Restricted Stock Award Agreement
                  under the Incentive Plan of Edge Petroleum Corporation.

 10.17           --        Non-Qualified  Stock Option  Agreement  between the
                  Company and James D. Calaway under the Incentive Plan of Edge Petroleum Corporation.

 10.18           --        Restricted  Stock Award Agreement  between the
                  Company and James D. Calaway under the Incentive Plan of Edge Petroleum Corporation.

 10.19           --        Non-Qualified  Stock Option  Agreement  between the
                  Company and Michael G. Long under the Incentive Plan of Edge Petroleum Corporation.

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