Form 10-Q
period 1999-06-30
EDGE PETROLEUM CORP
filed 1999-08-16
CIK 1021010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                    Yes X   No
                                    ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                           Outstanding at August 4, 1999
         ------------                        ------------------------------
         Common Stock                                  9,158,667

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EDGE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------------

                                                                                    June 30,        December 31,
                                                                                      1999              1998
                                                                                 ---------------- ----------------
ASSETS                                                                             (Unaudited)
CURRENT ASSETS:

   Cash and cash equivalents                                                          $ 436,110         $ 272,428
   Accounts receivable, trade                                                         2,685,850         2,237,113
   Accounts receivable, joint interest owners, net                                      996,231         2,215,096
   Accounts receivable, related parties                                                 207,859           228,922
   Other current assets                                                                 248,268           313,631
                                                                                      ---------         ---------
                Total current assets                                                  4,574,318         5,267,190

PROPERTY AND EQUIPMENT, Net - full cost method of accounting
   for oil and natural gas properties                                                46,784,544        47,258,993

INVESTMENT IN FRONTERA                                                                3,867,232         3,744,935

OTHER ASSETS                                                                              7,789             7,789
                                                                                     ----------        ----------
TOTAL ASSETS                                                                       $ 55,233,883      $ 56,278,907
                                                                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable, trade                                                          $ 1,456,422       $ 2,948,791
   Accrued liabilities                                                                2,610,988         3,779,881
   Accrued interest payable                                                              55,156            93,880
   Current portion of long-term debt                                                  3,150,000         6,700,000
                                                                                      ---------         ---------

                Total current liabilities                                             7,272,566        13,522,552

LONG-TERM DEBT                                                                        4,000,000         5,800,000
                                                                                      ---------         ---------

                Total liabilities                                                    11,272,566        19,322,552

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01par value; 5,000,000 shares authorized; none outstanding
   Common stock,  $.01par value;  25,000,000  shares  authorized;  9,158,667 and 7,758,667 shares issued and outstanding at June 30, 1999 and
    December 31, 1998, respectively                                                      91,586            77,586
   Additional paid-in capital                                                        55,137,609        47,769,159
   Retained earnings (deficit)                                                       (9,943,851)       (9,398,410)
   Unearned compensation - restricted stock                                          (1,324,027)       (1,491,980)
                                                                                     ----------        ----------
                Total stockholders' equity                                           43,961,317        36,956,355
                                                                                     ----------        ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 55,233,883      $ 56,278,907
                                                                                   ============      ============

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------------------------------------------------


                                                                     Three Months Ended             Six Months Ended
                                                                          June 30,                      June 30,
                                                                 ---------------------------   ---------------------------
                                                                     1999         1998             1999         1998

OIL AND NATURAL GAS REVENUES                                      $ 4,189,449   $ 3,849,045     $ 7,731,637   $ 7,634,711

OPERATING EXPENSES:
   Lifting costs                                                      487,242       558,754         966,370       928,813
   Severance and ad valorem taxes                                     334,530       312,593         687,219       613,718
   Depletion, depreciation and amortization                         2,410,543     1,713,437       4,313,303     2,900,023
   General and administrative expenses                              1,097,939     1,050,516       2,099,758     1,916,827
   Unearned compensation expense                                       83,977       176,456         167,953       331,508
                                                                    ---------     ---------       ---------     ---------
                Total operating expenses                            4,414,231     3,811,756       8,234,603     6,690,889
                                                                    ---------     ---------       ---------     ---------
OPERATING INCOME (LOSS)                                              (224,782)       37,289        (502,966)      943,822

OTHER INCOME AND EXPENSE:
   Interest expense                                                   (29,860)      (12,535)        (68,186)      (12,617)
   Interest income                                                     14,689        56,049          25,711       102,259
                                                                    ---------     ---------       ---------     ---------
NET INCOME (LOSS) BEFORE INCOME TAX EXPENSE AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                             (239,953)       80,803        (545,441)    1,033,464

INCOME TAX EXPENSE                                                                  (33,981)                     (367,862)
                                                                    ----------    ---------       ---------     ---------
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                                               (239,953)       46,822        (545,441)      665,602

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                                          1,780,835
                                                                   ----------      --------      -----------  -----------
NET INCOME (LOSS)                                                  $ (239,953)     $ 46,822      $ (545,441)  $ 2,446,437
                                                                   ==========      ========      ==========   ===========
BASIC EARNINGS (LOSS) PER SHARE:
  Net income (loss) before cumulative effect of accounting change     $ (0.03)       $ 0.01         $ (0.07)       $ 0.08

  Cumulative effect of accounting change                                                                             0.23
                                                                      -------        ------         -------        ------
  Basic earnings (loss) per share                                     $ (0.03)       $ 0.01         $ (0.07)       $ 0.31
                                                                      =======        ======         =======        ======
DILUTED EARNINGS (LOSS) PER SHARE:
  Net income (loss) before cumulative effect of accounting change     $ (0.03)       $ 0.01         $ (0.07)       $ 0.08

  Cumulative effect of accounting change                                                                             0.23
                                                                      -------        ------         -------        ------
  Diluted earnings (loss) per share                                   $ (0.03)       $ 0.01         $ (0.07)       $ 0.31
                                                                      =======        ======         =======        ======
BASIC WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                        8,589,312     7,771,711       8,176,223     7,771,558
                                                                    =========     =========       =========     =========
DILUTED WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                        8,589,312     7,804,165       8,176,223     7,803,393
                                                                    =========     =========       =========     =========


See accompanying notes to consolidated financial statements.


EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                       Unearned
                                                 Common Stock          Additional                    Compensation-      Total
                                           -------------------------     Paid-in        Retained      Restricted     Stockholders'
                                              Shares        Amount       Capital    Earnings(Deficit)    Stock           Equity
                                           ----------      --------   ------------  ----------------- -------------- --------------
BALANCE,
   JANUARY 1, 1999                          7,758,667      $ 77,586   $ 47,769,159    $(9,398,410)  $ (1,491,980)   $36,956,355

   Private common stock offering,
    net of offering costs of $230,050       1,400,000        14,000      7,368,450                                    7,382,450

   Unearned compensation expense                                                                         167,953        167,953

   Net loss                                                                              (545,441)                     (545,441)
                                           ----------     ---------   ------------    ------------  -------------   ------------
BALANCE,
   June 30, 1999                            9,158,667      $ 91,586   $ 55,137,609    $(9,943,851)  $ (1,324,027)  $ 43,961,317
                                           ==========     =========   ============    ============  =============   ============

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
-----------------------------------------------------------------------------------------------------------


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                               ------------- --------------
                                                                                    1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                              $ (545,441)  $ 2,446,437
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Cumulative effect of accounting change                                                    (1,780,835)
      Depletion, depreciation and amortization                                     4,313,303     2,900,023
      Deferred income taxes                                                                        367,862
      Unearned compensation expense                                                  167,953       331,508
   Changes in assets and liabilities:
      Accounts receivable, trade                                                    (448,737)       49,492
      Accounts receivable, joint interest owners, net                              1,218,865     1,655,515
      Accounts receivable, related parties                                            21,063       146,644
      Other current assets                                                            65,363      (134,085)
      Other assets                                                                                   9,443
      Accounts payable, trade                                                     (1,492,369)      242,654
      Accounts payable, related party                                                              (40,000)
      Accrued liabilities                                                         (1,168,893)       85,543
      Accrued interest payable                                                       (38,724)
                                                                                   ---------     ---------
                 Net cash provided by operating activities                         2,092,383     6,280,201
                                                                                   ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Oil and natural gas property and equipment purchases                           (5,487,573)  (19,961,191)
   Proceeds from the sale of oil and natural gas properties                        1,648,719     2,735,569
   Investment in Frontera                                                           (122,297)
                                                                                  ----------   -----------
                 Net cash used in investing activities                            (3,961,151)  (17,225,622)
                                                                                  ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from private offering, net of offering cost                             7,382,450
  Proceeds (payment) on notes payable                                             (5,350,000)    8,000,000
                                                                                   ---------     ---------
                Net cash provided by financing activities                          2,032,450     8,000,000
                                                                                   ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 163,682    (2,945,421)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       272,428     3,777,950
                                                                                   ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 436,110     $ 832,529
                                                                                   =========     =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest, net of amounts capitalized                                $ 68,584       $ 3,696
  Issuance of restricted stock                                                                     144,017






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

      Accounting Change - The Company uses the full-cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs that are directly attributable to the Company's acquisition, exploration and development activities are capitalized in a "full-cost pool" as incurred. In the second quarter of 1998 and effective January 1, 1998, the Company changed its method of accounting for internal geological and geophysical ("G&G") costs to one of capitalization of such costs, which are directly attributable to acquisition, exploration and development activities, to oil and natural gas properties. Prior to the change the Company expensed these costs as incurred. The Company believes the accounting change provides for a better matching of revenues and expenses and enhances the comparability of it's financial statements with those of other companies that follow the full-cost method of accounting. The $1,780,835 (or $0.23 basic and diluted earnings per share) cumulative effect of the change in prior years (after reduction for income taxes of $958,910) is included in income for the six months ended June 30, 1998.

Accounting Pronouncements

Derivatives - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivatives, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income.

      In June 1999, the Financial Accounting Standards Board issued SFAS No.137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 delays the effective date for implementation of SFAS 133 for one year making SFAS 133 effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Retroactive application to periods prior to adoption is not allowed. The Company has not quantified the impact of adoption on its financial statements or the date it intends to adopt. Earlier application of SFAS 133 is encouraged, but not prior to the beginning of any fiscal quarter that begins after issuance of the statement.

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

    Effective March 1, 1999, the Company and the Bank amended the Revolving Credit Facility to include the following terms; 1) the initial borrowing base was $12 million comprised of a two tranche financing of a $9 million Revolving Credit Facility and a $3 million term facility, 2) Beginning May 1, 1999, and on the first day of each month thereafter, the Revolving Credit Facility borrowing base was required to be reduced by $400,000, 3) 75% of prospect sales will be used to pay down the term facility with the remaining unpaid term facility balance maturing on August 31, 1999. On May 8, 1999, from proceeds generated by the Private Offering (see Note 5), the Company repaid the $3 million term loan in addition to $1.9 million of the Revolving Credit Facility. Total outstanding long-term debt(including current portion) as of June 30, 1999 was $7.15 million.

    Effective July 1, 1999, the Company had its borrowing base redetermined. The initial borrowing base authorized by the bank is $8.8 million. Beginning August 1, 1999, and on the first day of each month thereafter, the borrowing base is required to be reduced by $400,000. Total borrowing available under the Revolving Credit Facility was approximately $1.65 million at June 30, 1999.

The Revolving Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of its oil and natural gas properties or other collateral, engaging in merger or consolidation transactions and prohibitions of dividends and certain distributions of cash or properties and certain liens. The Revolving Credit Facility also contains certain financial covenants. The Tangible Net Worth Covenant requires that at the end of each quarter the Company's Tangible Net Worth be at least 90% of the Company's actual tangible net worth as reported at December 31, 1998 (or $33,260,720) plus 50% of positive net income and 100% of other increases in equity for all fiscal quarters ending subsequent to December 31, 1998. The Fixed Charge Covenant requires that at the end of each quarter beginning June 30, 1999, the ratio of annualized EBITDA (as defined) to the sum of annualized interest expense plus 50% of the quarter end loans outstanding must be at least 1.25 to 1.00. Interest will accrue at a rate of LIBOR plus 1.75% - 2.75% depending on the borrowing base utilization. At June 30, 1999 the Company was in compliance with the above mentioned covenants.

3.   EARNINGS PER SHARE

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standard No. 128 - "Earnings per Share," ("SFAS No. 128") which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method.

    The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128.

                                                              Three Months Ended
                               --------------------------------------------------------------------------------
                                            June 30, 1999                              June 30, 1998
                               -------------------------------------      -------------------------------------

                                  Income       Shares      Per-Share         Income       Shares      Per-Share
                               (Numerator)  (Denominator)    Amount       (Numerator)  (Denominator)    Amount
                               -----------  -------------  ---------      -----------  -------------  ---------
Basic EPS
Income (loss) available to
  common stockholders          $  (239,953)    8,589,312     $(0.03)      $   46,822      7,771,711      $ 0.01

Effect of Dilutive Securities
  Common stock options                                                                       32,454
                               ------------    ---------     -------      -----------     ---------     -------
Diluted EPS
Income (loss) available to
  common stockholders          $  (239,953)    8,589,312     $(0.03)      $   46,822      7,804,165      $ 0.01
                               ============    =========     =======      ===========     =========     =======



                                                                Six Months Ended
                               --------------------------------------------------------------------------------
                                            June 30, 1999                              June 30, 1998
                               -------------------------------------      -------------------------------------

                                  Income       Shares      Per-Share         Income       Shares      Per-Share
                               (Numerator)  (Denominator)    Amount       (Numerator)  (Denominator)    Amount
                               -----------  -------------  ---------      -----------  -------------  ---------
Basic EPS
Income (loss) available to
  common stockholders          $ (545,441)     8,176,223    $(0.07)       $2,446,437     7,771,558      $ 0.31

Effect of Dilutive Securities
  Common stock options                                                                      31,835
                               -----------     ---------    -------       -----------     ---------     -------
Diluted EPS
Income (loss) available to
  common stockholders          $ (545,441)     8,176,223    $(0.07)       $2,446,437      7,803,393     $ 0.31
                               ===========     =========    =======       ===========     =========     =======



4.   INCOME TAXES

           The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," ("SFAS No. 109") which provides for an asset and liability approach for accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Due to the Company incurring a net loss for the three and six month periods ended June 30, 1999 and due to the Company having significant deferred tax assets, no tax benefit (expense) was recorded. Due to the uncertainty of the Company's ability to become profitable in the future, an allowance has been provided to offset the tax benefits of certain tax assets. Should the Company have net income in future periods income tax expense will be recorded upon utilization of available deferred tax assets.

5.   EQUITY

     On May 7, 1999, the Company completed a "Private Offering" of 1,400,000 shares of common stock at a price of $5.40 per common share. The Company also issued warrants, which were purchased for $0.125 per warrant, to acquire an additional 420,000 shares of common stock at $5.35 per share and are exercisable through May 6, 2004. At the election of the Company, the warrants may be called at a redemption price of $0.01 per warrant at any time after any date at which the average daily per share closing bid price for the immediately proceeding 20 consecutive trading days exceeds $10.70. No warrants have been exercised as of June 30, 1999. Total proceeds, net of offering costs, were approximately $7.4 million of which $4.9 million was used to repay debt under the Revolving Credit Facility with the remainder being utilized to satisfy working capital requirements and fund a portion of the Company's future exploration program.

     Effective May 21, 1999, the Company amended and restated it's Nonqualified Stock Option Plan. In conjunction with the amendment of the plan, the Company exchanged, on a voluntary basis, 594,733 outstanding Nonqualified Stock options of certain employees and Directors of the Company and for 326,700 new common stock options. The grant price of the replacement options was $7.0625, which approximates the fair market value on the date of grant. The reissued options have a ten-year term with 50% of the options vesting immediately on the date of grant with the remaining 50% vesting on May 21, 2000. On May 21, 1999, the Company also elected to issue 114,000 new ten-year common stock options to employees, which vest 100% on May 21, 2001. The grant price of the new options was $7.0625, which approximates the fair market value on the date of grant. On June 1, 1999 the Company issued 21,000 10 year common stock options to non-employee directors with an exercise price of $7.28 per share vesting 100% on June 1, 2001.

       The Company accounts for Stock Based Compensation in accordance with Financial Accounting Standards Board Statement No. 123 - "Accounting for Stock Based Compensation," ("SFAS No. 123"). Under SFAS No. 123, the Company is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25 ("APB No.25") and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. The Company elected to continue following APB No. 25.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors that have affected certain aspects of the Company's financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q and with the Company's audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Unless otherwise indicated by the context, references herein to the "Company" mean Edge Petroleum Corporation, a Delaware corporation that is the registrant, and its subsidiaries.

Overview

         Edge Petroleum Corporation is an independent energy company engaged in the exploration, development and production of oil and natural gas. Edge conducts its operations primarily along the onshore Gulf Coast with its primary emphasis in South Texas and South Louisiana where it currently controls interests in excess of 192,000 gross acres under lease and option. The Company explores for oil and natural gas by emphasizing an integrated application of highly advanced data visualization techniques and computerized 3-D seismic data analysis to identify potential hydrocarbon accumulations. The Company believes its approach to processing and analyzing geophysical data differentiates it from other independent exploration and production companies and is more effective than conventional 3-D seismic data interpretation methods. The Company also believes it maintains one of the largest databases of onshore South Texas Gulf Coast 3-D seismic data of any independent oil and natural gas company, and is continuously acquiring additional data within this core region.

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

     The Company's extensive technical expertise has enabled it to internally generate substantially all of its 3-D prospects drilled to date and to assemble a large portfolio of 3-D based prospects for future drilling. The Company pursues drilling opportunities that include a blend of shallower, normally pressured reservoirs that generally involve moderate costs and risks as well as deeper, over-pressured reservoirs that generally involve greater costs and risks, but have higher economic potential. In recent years, the Company has expanded its relative focus to increase its exposure to exploration opportunities in the deeper geological section. The Company mitigates its exposure to exploration costs and risk by conducting its operations with industry partners, including major oil companies and large independents, that generally pay a disproportionately greater share of seismic acquisition and, in many instances, leasing and drilling costs than the Company. The Company may seek to participate in an increased number of externally generated prospects, including those in which the Company pays a disproportionate share of the cost, depending upon the quality, size, price and other factors relating to such prospects.

         The Company uses the full-cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain general and administrative costs that are directly attributable to the Company's acquisition, exploration and development activities, are capitalized in a "full-cost pool" as incurred. The Company capitalizes internal Geological and Geophysical ("G&G") costs that are directly attributable to acquisition, exploration and development activities to oil and natural gas properties. Total internal G&G costs capitalized during the three months ended June 30, 1999 and 1998 were $505,148 and $654,777, respectively, and during the six months ended June 30, 1999 and 1998 were $1,068,740 and $1,194,742, respectively. The Company records depletion of its full-cost pool using the unit of production method. Investments in unproved properties are not subject to amortization until the proved reserves associated with the projects can be determined or until impaired. To the extent that capitalized costs subject to amortization in the full-cost pool (net of depletion, depreciation and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to operations. Once incurred, an impairment of oil and natural gas properties is not reversible at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with the Company's quarterly filings with the Security and Exchange Commission. At June 30, 1999, no full cost ceiling test write down of oil and natural gas properties was necessary.

      Due to the instability of oil and natural gas prices, the Company has entered into, from time to time, price risk management transactions (e.g., swaps and collars) for a portion of its natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits the benefit to the Company of increases in the price of natural gas it also limits the downside risk of adverse price movements. The Company's hedging arrangements apply to only a portion of its production and provide only partial price protection against declines in natural gas prices and limits potential gains from future increases in prices. The Company accounts for these transactions as hedging activities and, accordingly, gains and losses are included in oil and natural gas revenues during the period the hedged production occurs. During December 1998, the Company entered into a fixed price swap for $1.957 per MMbtu (delivered price basis, Houston Ship Channel), with settlement for each calendar month occurring five business days following the publishing of the Inside F.E.R.C. Gas Marketing Report. This fixed price swap covers 13,000 MMbtu per day and is effective beginning March 1, 1999 and expires on October 31, 1999. During April 1999, the Company entered into an additional fixed price swap for $2.145 per MMbtu. This fixed price swap covers 3,000 MMbtu per day and is effective beginning May 1, 1999 and expires on October 31, 1999. Total natural gas production hedged under these arrangement was 1,366,000 MMbtu and 1,769,000 MMbtu, respectively for the three-month and six-month periods ended June 30, 1999. Existing swaps currently cover approximately 76% of current daily production. During the six months ended June 30, 1998, the Company had in place three natural gas commodity collars, expiring on January 31, April 30, and June 30, 1998, respectively. These collars covered 5,000-10,000 MMbtu per day, or approximately 45% of the Company's daily production, with floating floor and ceiling prices ranging between $2.15 and $3.15 per MMbtu. Total natural gas production hedged under these arrangements was 1,060,000 MMbtu and 1,510,000 MMbtu, respectively, for the three-month and six-month periods ended June 30, 1998. Included within natural gas revenues for the three and six month periods ended June 30, 1999 and 1998 was ($258,534) and $30,000 and ($116,188) and $66,700, respectively, representing (losses) and gains from swap and collar activity.

         The Company's revenue, profitability and future rate of growth and ability to borrow funds or obtain additional capital, and the carrying value of its properties, are substantially dependent upon prevailing prices for oil and natural gas. These prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. Even though oil and natural gas commodity prices have shown signs of recent recovery, a substantial or extended decline in oil and natural gas prices could have a material adverse effect on the Company's financial condition, results of operation and access to capital, as well as the quantities of oil and natural gas reserves that the Company may economically produce.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to the Three Months Ended June 30,
1998

Revenue and Production

     Oil and natural gas revenues for the three months ended June 30, 1999 increased 9% from $3.8 million to $4.2 million, as compared to the three months ended June 30, 1998. Production volumes for oil and condensate for the three months ended June 30, 1999 increased 52% from 39 MBbls to 60 MBbls, as compared to the three months ended June 30, 1998. The increase in oil and condensate production during the three months ended June 30, 1999 increased revenues by $239,000 (based on 1998 comparable quarter average prices), further increased by a 9% increase in the average oil and condensate sales price which increased revenues by $65,000 (based on current quarter production). Production volumes for natural gas for the three months ended June 30, 1999 increased 9% from 1,520 MMcfs to 1,660 MMcfs, as compared to the three months ended June 30, 1998. The increase in natural gas production during the three months ended June 30, 1999 increased revenues by $312,000, offset by an 8% decrease in the average natural gas sales price which decreased revenues by $274,000. The increase in oil and natural gas production was primarily due to 23 gross (6.05 net) new successful exploratory and development wells being drilled and completed since June 30, 1998 offset by normal production declines from existing wells. As described within hedging activities above, included within natural gas revenues for the three months ended June 30, 1999 and 1998 was ($258,534) and $30,000, respectively,  representing  (losses)  and gains from swap and collar  activity.
Hedging activities decreased the effective natural gas sales price by approximately $0.16 per Mcf (or 7%) and increased the effective natural gas price by approximately $0.02 per Mcf (or 1%) for the three-months ended June 30, 1999 and 1998, respectively.

       The following table sets forth certain operational data of the Company for the periods presented:


                                                 Three Months Ended            1999 Period Compared
                                                       June 30,                   to 1998 Period
                                            ----------------------------     ------------------------
                                                                               Increase   % Increase
                                                1999            1998          (Decrease)   (Decrease)
Production volumes:
   Oil and condensate (Bbls)                     59,641          39,351         20,290         52%
   Natural gas (Mcf)                          1,660,259       1,520,368        139,891          9%
   Natural gas equivalents (Mcfe)             2,018,105       1,756,474        261,631         15%

Average sales prices:
   Oil and condensate ($ per Bbl)               $ 12.87         $ 11.78         $ 1.09          9%
   Natural gas ($ per Mcf)                      $  2.06         $  2.23         $ 0.17          8%
   Natural gas equivalents ($ per Mcfe)         $  2.08         $  2.19         $ 0.11          5%

Operating revenues:
   Oil and condensate                       $   767,402     $   463,658     $  303,744         66%
   Natural gas                                3,422,047       3,385,387         36,660          1%
                                            -----------     -----------     ----------
Total                                       $ 4,189,449     $ 3,849,045     $  340,404          9%
                                            ===========     ===========     ==========

Costs and Operating Expenses

         Lifting costs for the three months ended June 30, 1999 decreased 13% from $558,754 to $487,242 as compared to the three months ended June 30, 1998 due primarily to operating efficiencies in the field. Lifting costs were $0.24 per Mcfe and $0.32 per Mcfe for the three-month periods ended June 30, 1999 and 1998, respectively.

         Depletion, depreciation and amortization expense ("DD&A") for the three months ended June 30, 1999 increased 41% from $1,713,437 to $2,410,543, as compared to the three months ended June 30, 1998. Included within DD&A for the three-month periods ended June 30, 1999 and 1998 was $2.2 million and $1.5 million, respectively, representing depletion expense of oil and natural gas property, which  increased  by 47%.  Increased  oil and natural gas  production increased depletion expense by $228,000 and a 28% increase in the overall depletion rate further increased depletion expense by $472,000. The increase in the depletion rate was primarily attributable to abandonments of certain projects, prospects and wells and dry holes drilled since June 30, 1998 contributing to an overall increase in finding cost. Depletion expense on a unit of production basis for the three-month periods ended June 30, 1999 and 1998 was $1.11 per Mcfe and $0.87 per Mcfe, respectively. The remaining decrease in DD&A is due primarily to the amortization of deferred loan cost on the Credit Facility which was fully amortized at March 31, 1999.

         General and administrative expenses ("G&A") for the three months ended June 30, 1999 increased 5% from $1,050,516 to $1,097,939, as compared to the three months ended June 30, 1998. The increase in G&A was primarily attributable to a $126,000 decrease in overhead and management fees received from various management, operating and seismic agreements during the three months ended June 30, 1999. Overhead and management fees are recorded as a reduction of G&A and were approximately $118,000 and $244,000 for the three months ended June 30, 1999 and 1998, respectively. General and administrative expenses on a unit of production basis for the three-month periods ended June 30, 1999 and 1998 were $0.54 per Mcfe and $0.60 per Mcfe, respectively.

         Unearned compensation expense for the three months ended June 30, 1999 decreased from $176,456 to $83,977, as compared to the three months ended June 30, 1998. The decrease is due to the resignation of the former CEO and Chairman of the Board during November of 1998 whereby he vested in his remaining restricted stock grant. The Company charged to expense his unamortized unearned compensation upon his resignation.

         Interest expense for the three months ended June 30, 1999 was $29,860 as compared to $12,535 for the three months ended June 30, 1998. The total amount of interest capitalized to oil and natural gas properties during the three-month periods ended June 30, 1999 and 1998 was $120,685 and $65,484, respectively. The increase in interest expense is due to the increase in the weighted average long-term debt balance outstanding during the three months ended June 30, 1999 compared to the three month period ended June 30, 1998. Weighted average debt was $9.1 million for the three months ended June 30, 1999 compared to $4.4 million for the three months ended June 30, 1998.

         Interest income for the three months ended June 30, 1999 decreased from $56,049 to $14,689, as compared to the three months ended June 30, 1998. The decrease in interest income is due to the overall reduction in invested funds.

         Due to the Company incurring a net loss for the three-months ended June 30, 1999 and due to the Company having significant deferred tax assets, no tax benefit (expense) was recorded. Due to the uncertainty of the Company's ability to become profitable in the future an allowance has been provided to offset the tax benefits of certain tax assets. Should the Company have net income in future periods, income tax expense will be recorded upon utilization of available tax assets. Tax expense for the three-months ended June 30, 1998 was $33,981.

         For the three months ended June 30, 1999, the Company had an operating loss of $(224,782) compared to operating income of $37,289 for the three month period ended June 30, 1998, primarily reflecting increased DD&A offset by increased oil and natural gas revenues resulting from increased oil and natural gas production. The net loss was $(239,953) for the three months ended June 30, 1999 as compared to net income of $46,822 for the three-month period ended June 30, 1998.

The Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30,
1998

Revenue and Production

      Oil and natural gas revenues for the six months ended June 30, 1999 increased 1% from $7.6 million to $7.7 million, as compared to the six months ended June 30, 1998. Production volumes for oil and condensate for the six months ended June 30, 1999 increased 19% from 81 MBbls to 97 MBbls, as compared to the six months ended June 30, 1998. The increase in oil and condensate production increased revenues by $198,000 (based on 1998 comparable period average prices) and an 8% decrease in average oil and condensate sales price decreased revenue by $94,000 (based on current year production). Production volumes for natural gas increased 17% from 2,843 MMcfs to 3,329 MMcfs, as compared to the six months ended June 30, 1998. The increase in natural gas production increased revenues by $1.1 million, offset by a 15% decrease in average natural gas sales price which decreased revenues by $1.1 million. The increase in oil and natural gas production was due to 23 gross (6.05 net) new successful exploratory and development wells being drilled and completed since June 30, 1998 offset by normal production declines from existing wells. As described within hedging activities above, included within natural gas revenues for the six months ended June 30, 1999 and 1998 was $(116,188) and $66,700, respectively, representing gains and (losses) from swap and collar activity. Hedging activities decreased the effective natural gas sales price by approximately $0.3 per Mcf (or 1%) and increased the effective natural gas price by approximately $0.02 per Mcf (or 1%) for the six months ended June 30, 1999 and 1998, respectively.

      The following table sets forth-certain operational data of the Company for the periods presented:

                                                   Six Months Ended            1999 Period Compared
                                                       June 30,                   to 1998 Period
                                            ----------------------------     ------------------------
                                                                               Increase   % Increase
                                                1999            1998          (Decrease)   (Decrease)
Production volumes:
   Oil and condensate (Bbls)                     97,051          81,492         15,559         19 %
   Natural gas (Mcf)                          3,328,682       2,843,391        485,291         17 %
   Natural gas equivalents (Mcfe)             3,910,988       3,332,343        578,645         17 %

Average sales prices:
   Oil and condensate ($ per Bbl)               $ 11.78         $ 12.75        $ (0.97)        (8)%
   Natural gas ($ per Mcf)                      $  1.98         $  2.32        $ (0.34)       (15)%
   Natural gas equivalents ($ per Mcfe)         $  1.98         $  2.29        $ (0.31)       (14)%

Operating revenues:
   Oil and condensate                       $ 1,143,421     $ 1,039,114     $  104,307         10 %
   Natural gas                                6,588,216       6,595,597         (7,381)        (0)%
                                            -----------     -----------     ----------
Total                                       $ 7,731,637     $ 7,634,711     $   96,926          1 %
                                            ===========     ===========     ==========

Costs and Operating Expenses

         Lifting costs for the six months ended June 30, 1999 increased 4% from $928,813 to $966,370, as compared to the six months ended June 30, 1998, due primarily to increased oil and natural gas production offset by operating efficiencies in the field. Lifting costs on a unit of production basis were $0.25 per Mcfe and $0.28 per Mcfe for the six-month periods ended June 30, 1999 and 1998, respectively.

         Depletion, depreciation and amortization expense ("DD&A") for the six months ended June 30, 1999 increased 49% from $2,900,758 to $4,313,303, as compared to the six months ended June 30, 1998. Included within DD&A for the six-month periods ended June 30, 1999 and 1998 was $4 million and $2.6 million, respectively, representing depletion expense of oil and natural gas property, which increased by 54%. Increased oil and natural gas production increased depletion expense by $446,000 and a 31% increase in the overall depletion rate further increased depletion expense by $954,000. The increase in the depletion rate was primarily attributable to abandonments of certain projects, prospects and wells and dry holes drilled since June 30, 1998 contributing to an overall increase in finding cost. Depletion expense on a unit of production basis for the six-month period ended June 30, 1999 and 1998 was $1.01 per Mcfe and $0.77 per Mcfe, respectively.

         General and administrative expenses for the six months ended June 30, 1999 increased 10% from $1,916,827 to $2,099,758, as compared to the six months ended June 30, 1998. The increase in G&A was primarily attributable to a $251,000 decrease in overhead and management fees billed under various management, operating and seismic agreements during the six months ended June 30, 1999. Total overhead and management fees are recorded as a reduction of G&A and were approximately $173,000 and $424,000, respectively, for the six-month periods ended June 30, 1999 and 1998. G&A on a unit of production basis for the six-month periods ended June 30, 1999 and 1998 was $0.54 per Mcfe and $0.58 per Mcfe, respectively.

         Unearned compensation expense for the six months ended June 30, 1999 decreased from $331,508 to $167,953, as compared to the six months ended June 30, 1998. The decrease is due to the resignation of the former CEO and Chairman of the Board during November of 1998 whereby he vested in his remaining restricted stock grant. The Company charged to expense his unamortized unearned compensation upon his resignation.

         Interest expense for the six months ended June 30, 1999 was $68,186 compared to $12,617 for the six months ended June 30, 1998. The total amount of interest capitalized to oil and natural gas properties was $346,282 and $65,484 for the six months ended June 30, 1999 and 1998, respectively. The increase in interest expense is due to the increase in the weighted average long-term debt balance outstanding during the six months ended June 30, 1999 compared to the six month period ended June 30, 1998. Weighted average debt was $10.5 million for the six months ended June 30, 1999 compared to $2.2 million for the six months ended June 30, 1998.

         Interest income for the six months ended June 30, 1999 was $25,711 compared to $102,259 for the six months ended June 30, 1998. The decrease in interest income is due to the overall reduction in invested funds.

        Due to the Company incurring a net loss for the six months ended June 30, 1999 and due to the Company having significant deferred tax assets, no tax benefit (expense) was recorded. Due to the uncertainty of the Company's ability to become profitable in the future, an allowance has been provided to offset the tax benefits of certain tax assets. Should the Company have net income in future periods income tax expense will be recorded upon the utilization of available tax assets. Tax expense for the six months ended June 30, 1998 was $367,862.

         For the six months ended June 30, 1999, the Company had an operating loss of $(502,966) compared to operating income of $943,822 for the six months ended June 30, 1998, primarily reflecting increased DD&A and G&A offset by increased oil and natural gas revenues resulting from increased oil and natural gas production. The net loss was $(545,441) for the six months ended June 30, 1999 compared to net income of $2.4 million, $665,602 before cumulative effect of accounting change, for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     On May 7, 1999, the Company completed a "Private Offering" of 1,400,000 shares of common stock at a price of $5.40 per common share. The Company also issued warrants, which were purchased for $0.125 per warrant, to acquire an additional 420,000 shares of common stock at $5.35 per share and are exercisable through May 6, 2004. At the election of the Company, the warrants may be called at a redemption price of $0.01 per warrant at any time after any date at which the average daily per share closing bid price for the immediately proceeding 20 consecutive trading days exceeds $10.70. No warrants have been exercised as of June 30, 1999. Total proceeds, net of offering costs, were approximately $7.4 million of which $4.9 million was used to repay debt under the Revolving Credit Facility with the remainder being utilized to satisfy working capital requirements and fund a portion of the Company's future exploration program.

         The Company had cash and cash equivalents at June 30, 1999 of $436,110 consisting primarily of short-term money market investments, as compared to $272,428 at December 31, 1998. Working capital (deficit) was $(2.7) million at June 30, 1999, as compared to $(8.3) million at December 31, 1998.

         Operating cash flow was approximately $3.9 million and $4.3 million for the six-month periods ended June 30, 1999 and 1998, respectively. Operating cash flow, a measure of performance for exploration and production companies, represents cash flows from operating activities prior to changes in assets and liabilities. Operating cash flow should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

         During the six months ended June 30, 1999, the Company continued to reinvest a substantial portion of its cash flows to increase its 3-D project portfolio, improve its 3-D seismic interpretation technology and fund its drilling program. Capital expenditures during the six months ended June 30, 1999 were approximately $5.5 million as compared to $20 million during the same period in 1998. The Company expended $2.5 million in its drilling operations resulting in the drilling of gross 8 (3.19 net) wells during the six months ended June 30, 1999 as compared to gross 50 (23.9 net) wells during the same period in 1998. Two wells, spud prior to June 30, 1999, are currently drilling or in the process of being completed, the Varn #2 located in South Louisiana and the Evans #1 located in South Texas. Land and data acquisition expenditures were $3.0 million and were largely attributable to its Nodosaria Embayment 3-D Project Area in South Louisiana. Total capital expenditures for 1999 are expected to be approximately $15 million.

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

         Effective March 1, 1999, the Company and the Bank amended the Revolving Credit Facility to include the following terms; 1) the initial borrowing base was $12 million comprised of a two tranche financing of a $9 million Revolving Credit Facility and a $3 million term facility, 2) Beginning May 1, 1999, and on the first day of each month thereafter, the Revolving Credit Facility borrowing base is required to be reduced by $400,000, 3) 75% of prospect sales will be used to pay down the term facility with the remaining unpaid term facility balance maturing on August 31, 1999. On May 8, 1999, from proceeds generated by the Private Offering, the Company repaid the $3 million term loan in addition to

$1.9 million of the Revolving Credit Facility. Total outstanding long-term debt as of June 30, 1999 was $7.15 million.


         Effective July 1, 1999, the Company had its borrowing base redetermined. The initial borrowing base authorized by the bank is $8.8 million. Beginning August 1, 1999, and on the first day of each month thereafter, the borrowing base is required to be reduced by $400,000. Total borrowing available under the Revolving Credit Facility was approximately $1.65 million at June 30, 1999.

         The Revolving Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of its oil and natural gas properties or other collateral, engaging in merger or consolidation transactions and prohibitions of dividends and certain distributions of cash or properties and certain liens. The Revolving Credit Facility also contains certain financial covenants. The Tangible Net Worth Covenant requires that at the end of each quarter the Company's Tangible Net Worth be at least 90% of the Company's actual tangible net worth as reported at December 31, 1998 (or $33,260,720) plus 50% of positive net income and 100% of other increases in equity for all fiscal quarters ending subsequent to December 31, 1998. The Fixed Charge Covenant requires that at the end of each quarter beginning June 30, 1999, the ratio of annualized EBITDA (as defined) to the sum of annualized interest expense plus 50% of the quarter end loans outstanding must be at least 1.25 to 1.00. Interest will accrue at a rate of LIBOR plus 1.75% - 2.75% depending on the borrowing base utilization. At June 30, 1999 the Company was in compliance with the above mentioned covenants.

Accounting Change

         The Company uses the full-cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs that are directly attributable to the Company's acquisition, exploration and development activities are capitalized in a "full-cost pool" as incurred. In the second quarter of 1998 and effective January 1, 1998, the Company changed its method of accounting for internal geological and geophysical ("G&G") costs to one of capitalization of such costs, which are directly attributable to acquisition, exploration and development activities, to oil and natural gas properties. Prior to the change the Company expensed these costs as incurred. The Company believes the accounting change provides for a better matching of revenues and expenses and enhances the comparability of it's financial statements with those of other companies that follow the full-cost method of accounting. The $1,780,835 (or $0.23 basic and diluted earnings per share) cumulative effect of the change in prior years (after reduction for income taxes of $958,910) is included in income for the six months ended June 30, 1998.

Year 2000

         The Company has completed its assessment of the Year 2000 processing issues of its internal technology systems, considering current financial and accounting, production, land and geological computer systems and software utilized by the Company. Due to the need for improved management reporting, the Company is in the process of replacing its existing financial and accounting, production and land applications with new software which is year 2000 compliant. Implementation is expected to be completed on or before September 30, 1999 at a total cost of approximately $235,000. As of June 30, 1999, the Company has incurred approximately $180,000 converting to its new financial and accounting system and software with a majority of the remaining cost to be incurred prior to September 30, 1999. The Company expects the production and land applications to be operational on or before September 30, 1999. These costs have been funded from cash flows from operations and the cost of the new software and necessary hardware upgrades have been capitalized. Future costs to address the Year 2000 issue are also expected to be funded from cash flows from operations, and the future costs of new software and hardware upgrades are expected to be capitalized. Based on assertions made by vendors, the Company believes its geological systems and software are Year 2000 compliant. In addition the Company is performing other forms of due diligence to ensure that its geological systems are compliant. The Company has not identified any non-information technology systems that use embedded technology on which it relies and which it believes to have a Year 2000 problem. However, the Company's assessment of these systems is expected to continue through September 30, 1999.

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

         The Company believes that its most reasonable likely worst-cast Year 2000 scenario would be the shut-down of its purchaser pipelines. Should this occur the Company would be required to transport its natural gas through pipelines of other purchasers that are Year 2000 compliant or shut in production volumes from being produced. Should this occur prouction and associated cash flows may be impacted.

         The Company's assessment of its Year 2000 issues involves many assumptions. There can be no assurance that the Company's assumptions will prove accurate, and actual results could differ significantly from the assumptions. In conducting its Year 2000 compliance efforts, the Company has relied primarily on vendor representations with respect to internal computerized systems and representations from third parties with which the Company has business relationships and has not independently verified representations. There can be no assurance that these representations will prove accurate. A Year 2000 failure could result in a business interruption that adversely affects the Company's business, financial condition or results of operations. Although it is not currently aware of any likely business disruptions, the Company is developing a contingency plan to address and assess the readiness of its material suppliers, customers and other entities as it relates to Year 2000 processing issues and expects this work to be completed on or before September 30, 1999. The Company is not insured for this type of a loss should a loss occur.

Accounting Pronouncements

     Derivatives - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivatives, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income.

     In June 1999, the Financial Accounting Standards Board issued SFAS No.137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 delays the effective date for implementation of SFAS 133 for one year making SFAS 133 effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Retroactive application to periods prior to adoption is not allowed. The Company has not quantified the impact of adoption on its financial statements or the date it intends to adopt. Earlier application of SFAS 133 is encouraged, but not prior to the beginning of any fiscal quarter that begins after issuance of the statement.

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

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings...............................................   None

Item 2 - Changes in Securities and Use of Proceeds......................

     On May 6, 1999 the Company issued 1,400,000 shares of Common Stock and 420,000 warrants (the "Warrants"), each warrant entitling the holder to purchase one share of Common Stock. The sale consisted of units of one share of common stock and 0.3 warrants, each unit priced at $5.4375. The total price paid for these securities was $7,612,000 before fees and expenses.

     The purchasers of securities were as follows: Mark G. Egan; The Private Investment Fund; Special Situations Private Equity Fund, L.P.; Special Situations Fund III, L.P.; Special Situations Cayman Fund, L.P.; and an IRA for John W. Elias.

     The sale of the shares of Common Stock and Warrants were exempt from registration requirements of the Securities Act of 1933, as amended, by virtue of section 4(2) thereof as a transaction not involving any public offering.

     Each Warrant is exercisable for the purchase of one share of Common Stock upon a price of $5.35 per share. Each Warrant is exercisable through May 6, 2004. The Company may redeem a Warrant at a redemption price of $0.01 per Warrant, at any time after any date at which the average daily per share closing price for the immediately preceding 20 consecutive trading days on the Nasdaq National Market exceeds $10.70.

     The Warrants contain a provision to protect the Warrantholders against dilution by adjusting the price at which the Warrants are exercisable and the number of shares issuable upon exercise of the Warrants, upon the occurrence of certain events. These events include: the payment of stock dividends, and distributions, stock splits, and reclassifications.

     The Company was required to (1) file a registration statement with the SEC registering the resale of Common Stock, the Warrants and Common Stock underlying the Warrants under the Securities Act of 1933 as amended, and (2) agree to idemnify the purchasers of the securities in the August 12, 1999 private placement from certain liabilities.

Item 3 - Defaults Upon Senior Securities.................................   None

Item 4 - Submission of Matters to a Vote of Security Holders - ..........

(A) Annual Meeting of Shareholders on May 11, 1999.
(B) Set fourth below are the results of the voting with respect to each matter acted upon at

                                                                      Broker
                             For       Against   Withheld  Abstain   Non Votes


Election of Directors:
 Vincent S. Andrew        4,845,593     22,814
 David D. Benedict        4,845,593     22,814
 Nils P. Peterson         4,845,593     22,914


Approval of the Appointment
 of Deloitte and Touche LLP
 as Independent Public
 Accountants              4,913,353      36,682


     In addition to the election of the directors indicated above, the term of the of the following directors continued as directors following the meeting:
John W. Elias, James D. Calaway, Stanley Raphael, Robert W. Shower, William H. White, and John Sfondrini.





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

+4.1              --       Common  Stock   Subscription  Agreement dated  as of
                  April 30, 1999 between the Company  and the  purchasers  named
                  therein (Incorporated  by reference from exibit  4.5   to the
                  Company's form 10-Q/A for the quarter ended March 31, 1999).

+4.2              --       Warrant agreement dated as of May 6, 1999 between
                  the Company and the Warrant holders named therein (Included in and incorporated by reference from exibit 4.5 to the Company's Form 10-Q/A for the quarter ended March 31, 1999).

+4.3              --       Form of Warrant for the purchase of the Common Stock
                  (Included in and incorporated by reference from the Common Stock Subscription Agreement from exibit 4.5 to the Company's Form 10Q/A for the quarter ended March 31, 1999).

11.1              --       Computation of Earnings Per Share.

27.1              --       Financial Data Schedule.

  + Incorporated by reference as indicated.

             (B)  Reports on Form 8-K...................................   None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 EDGE PETROLEUM CORPORATION,
                                                    A DELAWARE CORPORATION
                                                         (REGISTRANT)



Date           8/16/99                           /S/     John W. Elias
-----------------------                        ------------------------------
                                                         John W. Elias
                                                 Chief Executive Officer and
                                                    Chairman of the Board

Date           8/16/99                           /S/    James D. Calaway
-----------------------                        ------------------------------
                                                        James D. Calaway
                                          President and Chief Operations Officer
                                                         and Director

Date           8/16/99                           /S/    Michael G. Long
-----------------------                        ------------------------------
                                                        Michael G. Long
                                                    Senior Vice President and
                                                     Chief Financial Officer

Date           8/16/99                          /S/     Brian C. Baumler
-----------------------                        ------------------------------
                                                        Brian C. Baumler
                                                   Controller and Treasurer