Form 10-Q
period 1999-09-30
EDGE PETROLEUM CORP
filed 1999-11-15
CIK 1021010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                Yes X   No
                                   ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                     Outstanding at November 11, 1999
                 -----                     --------------------------------
              Common Stock                             9,163,151

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


EDGE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------
                                                                       September 30,     December 31,
                                                                           1999             1998
                                                                      ---------------  ---------------
ASSETS                                                                  (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                              $ 982,315         $ 272,428
   Accounts receivable, trade                                             2,004,620         2,237,113
   Accounts receivable, joint interest owners, net                          659,645         2,215,096
   Accounts receivable, related parties                                     206,069           228,922
   Other current assets                                                     208,765           313,631
                                                                       ------------      ------------
      Total current assets                                                4,061,414         5,267,190

PROPERTY AND EQUIPMENT, Net - full cost method of accounting
   for oil and natural gas properties                                    45,977,364        47,258,993

INVESTMENT IN FRONTERA                                                    3,867,232         3,744,935

OTHER ASSETS                                                                  7,789             7,789
                                                                       ------------      ------------
TOTAL ASSETS                                                           $ 53,913,799      $ 56,278,907
                                                                       ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable, trade                                              $ 1,750,759       $ 2,948,791
   Accrued liabilities                                                    2,490,018         3,779,881
   Accrued interest payable                                                  41,162            93,880
   Current portion of long-term debt                                      2,750,000         6,700,000
                                                                       ------------       -----------
     Total current liabilities                                            7,031,939        13,522,552

LONG-TERM DEBT                                                            2,700,000         5,800,000
                                                                       ------------       -----------
     Total liabilities                                                    9,731,939        19,322,552

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01par value; 5,000,000 shares authorized;
    none outstanding
   Common stock,  $.01par value;  25,000,000 shares  authorized;
    9,163,151 and 7,758,667  shares issued and outstanding at
    September 30, 1999 and December 31, 1998, respectively                   91,631            77,586
   Additional paid-in capital                                            55,163,019        47,769,159
   Accumulated deficit                                                   (9,848,150)       (9,398,410)
   Unearned compensation - restricted stock                              (1,224,640)       (1,491,980)
                                                                       ------------      ------------
     Total stockholders' equity                                          44,181,860        36,956,355
                                                                       ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 53,913,799      $ 56,278,907
                                                                       ============      ============



See accompanying notes to consolidated financial statements.


EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended                 Nine Months Ended
                                                                       September 30,                     September 30,
                                                               ------------------------------   --------------------------------
                                                                    1999           1998              1999            1998

OIL AND NATURAL GAS REVENUES                                      $ 3,055,912    $ 3,981,256      $ 10,787,549     $ 11,615,967

OPERATING EXPENSES:
   Lifting costs                                                      396,254        615,017         1,362,624        1,543,830
   Severance and ad valorem taxes                                     300,652        301,081           987,871          914,799
   Depletion, depreciation and amortization                         1,161,910      2,383,371         5,475,213        5,283,394
   General and administrative expenses                                976,612      1,072,924         3,076,371        2,989,751
   Unearned compensation expense                                      124,842        165,148           292,795          496,656
                                                                  -----------    -----------      ------------     ------------
       Total operating expenses                                     2,960,270      4,537,541        11,194,874       11,228,430
                                                                  -----------    -----------      ------------     ------------

OPERATING INCOME (LOSS)                                                95,642       (556,285)         (407,325)         387,537

OTHER INCOME AND EXPENSE:
   Interest income                                                     18,106         22,124            43,817          124,383
   Interest expense                                                   (18,046)       (25,193)          (86,232)         (37,810)
                                                                  -----------    -----------      ------------     ------------
NET INCOME (LOSS) BEFORE INCOME TAX EXPENSE AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                               95,702       (559,354)         (449,740)         474,110

INCOME TAX BENEFIT (EXPENSE)                                                         190,945                           (176,917)
                                                                  -----------    -----------      ------------     ------------
  OF ACCOUNTING CHANGE                                                 95,702       (368,409)         (449,740)         297,193

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                                                1,780,835
                                                                  -----------    -----------      -------------    ------------
NET INCOME (LOSS)                                                    $ 95,702     $ (368,409)       $ (449,740)     $ 2,078,028
                                                                  ===========    ===========      ============     ============

BASIC EARNINGS (LOSS) PER SHARE:

  Net income (loss) before cumulative effect of accounting change      $ 0.01        $ (0.05)          $ (0.05)          $ 0.04

  Cumulative effect of accounting change                                                                                   0.23
                                                                      -------        -------           -------          -------
  Basic earnings (loss) per share                                      $ 0.01        $ (0.05)          $ (0.05)          $ 0.27
                                                                      =======        =======           =======          =======

DILUTED EARNINGS (LOSS) PER SHARE:

  Net income (loss) before cumulative effect of accounting change      $ 0.01        $ (0.05)          $ (0.05)          $ 0.04

  Cumulative effect of accounting change                                                                                   0.23
                                                                      -------        -------           -------          -------
  Diluted earnings (loss) per share                                   $ 0.01         $ (0.05)          $ (0.05)          $ 0.27
                                                                      =======        =======           =======          =======

BASIC WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                       9,163,151       7,772,580         8,514,561        7,771,903
                                                                  ==========      ==========        ==========        =========

DILUTED WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                       9,234,311       7,772,580         8,514,561        7,802,701
                                                                  ==========       ==========       ==========        =========


See accompanying notes to consolidated financial statements.


EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                 Unearned
                                            Common Stock          Additional                   Compensation -        Total
                                      --------------------------   Paid-in     Accumulated      Restricted      Stockholders'
                                         Shares         Amount     Capital       Deficit           Stock            Equity
                                      ------------   ----------- ------------  ------------    --------------   -------------
BALANCE,
   JANUARY 1, 1999                       7,758,667     $ 77,586  $ 47,769,159  $ (9,398,410)    $ (1,491,980)   $ 36,956,355

  Forfeiture of restricted common stock       (325)          (3)       (4,021)                         4,024

  Issuance of restricted common stock        4,809           48        29,431                        (29,479)

  Private common stock offering,
    net of offering costs of $230,050    1,400,000       14,000     7,368,450                                      7,382,450

   Unearned compensation expense                                                                     292,795         292,795

   Net loss                                                                        (449,740)                        (449,740)
                                        ---------    ---------    -----------  ------------     ------------    ------------
BALANCE,
   SEPTEMBER  30, 1999                  9,163,151     $ 91,631   $ 55,163,019  $ (9,848,150)    $ (1,224,640)   $ 44,181,860
                                        =========    =========   ============  ============     =============   ============



































See accompanying notes to consolidated financial statements.


EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
-----------------------------------------------------------------------------------------------------------
    ..........................

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                               ----------------------------
                                                                                   1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                              $ (449,740)  $ 2,078,028
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Cumulative effect of accounting change                                                    (1,780,835)
      Depletion, depreciation and amortization                                     5,475,213     5,283,394
      Deferred income taxes                                                                        176,917
      Unearned compensation expense                                                  292,795       496,656
   Changes in assets and liabilities:
      Accounts receivable, trade                                                     232,493      (218,341)
      Accounts receivable, joint interest owners, net                              1,555,451     2,864,922
      Accounts receivable, related parties                                            22,853       149,900
      Other current assets                                                           104,866       (65,160)
      Other assets                                                                                   9,443
      Accounts payable, trade                                                     (1,198,032)      162,872
      Accounts payable, related party                                                              (40,000)
      Accrued liabilities                                                         (1,289,863)      453,667
      Accrued interest payable                                                       (52,718)      233,184
                                                                                 -----------    ----------
         Net cash provided by operating activities                                 4,693,318     9,804,647
                                                                                 -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Oil and natural gas property and equipment purchases                          (11,269,850)  (29,734,069)
   Proceeds from the sale of oil and natural gas properties and prospects          7,076,266     3,009,120
   Investment in Frontera                                                           (122,297)
                                                                                 -----------   -----------
         Net cash used in investing activities                                    (4,315,881)  (26,724,949)
                                                                                 ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from private offering, net of offering cost                             7,382,450
  Proceeds (payments) on notes payable                                            (7,050,000)   13,850,000
                                                                                 ------------  -----------
         Net cash provided by financing activities                                   332,450    13,850,000
                                                                                 -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 709,887    (3,070,302)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       272,428     3,777,950
                                                                                 -----------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 982,315     $ 707,648
                                                                                 ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest, net of amounts capitalized                                $ 95,225       $ 5,682
  Issuance of restricted stock                                                      $ 29,479     $ 144,017
  Forfeiture nonvested restricted common stock                                       $ 4,024       $ 3,986





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

     Accounting Change - The Company uses the full-cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs that are directly attributable to the Company's acquisition, exploration and development activities are capitalized in a "full-cost pool" as incurred. In the second quarter of 1998, and effective January 1, 1998, the Company changed its method of accounting for internal geological and geophysical ("G&G") costs to one of capitalization of such costs, which are directly attributable to acquisition, exploration and development activities, to oil and natural gas properties. Prior to the change the Company expensed these costs as incurred. The Company believes the accounting change provides for a better matching of revenues and expenses and enhances the comparability of it's financial statements with those of other companies that follow the full-cost method of accounting. The $1,780,835 (or $0.23 basic and diluted earnings per share) cumulative effect of the change in prior years
(after reduction for income taxes of $958,910) is included in income for the nine months ended September 30, 1998.

Accounting Pronouncements

Derivatives - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivatives, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income.

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 delays the effective date for implementation of SFAS No. 133 for one year making SFAS No. 133 effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Retroactive application to periods prior to adoption is not allowed. The Company has not quantified the impact of adoption on its financial statements or the date it intends to adopt. Earlier application of SFAS No. 133 is encouraged, but not prior to the beginning of any fiscal quarter that begins after issuance of SFAS No. 137.

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

    Effective September 29, 1998, the Company had its borrowing base redetermined. The initial borrowing base authorized by the bank was $15 million. Beginning October 1, 1998, and on the first day of each month thereafter, the borrowing base was required to be reduced by $550,000.

    Effective March 1, 1999, the Company and the Bank amended the Revolving Credit Facility to include the following terms: 1) the initial borrowing base was $12 million comprised of a two tranche financing of a $9 million Revolving Credit Facility and a $3 million term facility; 2) Beginning May 1, 1999, and on the first day of each month thereafter, the Revolving Credit Facility borrowing base was required to be reduced by $400,000; and 3) 75% of prospect sales proceeds were to be used to pay down the term facility with the remaining unpaid term facility balance maturing on August 31, 1999. On May 8, 1999, from proceeds generated by the Private Offering (see Note 5), the Company repaid the $3 million term loan in addition to $1.9 million of the Revolving Credit Facility.

    Effective July 1, 1999, the Company had its borrowing base redetermined. The initial borrowing base authorized by the bank is was $8.8 million. Beginning August 1, 1999, and on the first day of each month thereafter, the borrowing base was required to be reduced by $400,000. Total borrowing available under the Revolving Credit Facility was approximately $1.65 million at October 1, 1999. Total outstanding long-term debt (including current portion) as of September 30, 1999 was $5.45 million.

    Effective November 1, 1999, the Company had its borrowing base redetermined. The initial borrowing base authorized by the bank is $9 million. Beginning December 1, 1999, and on the first day of each month thereafter, the borrowing base is required to be reduced by $450,000.

    The Revolving Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of its oil and natural gas properties or other collateral, engaging in merger or consolidation transactions and prohibitions of dividends and certain distributions of cash or properties and certain liens. The Revolving Credit Facility also contains certain financial covenants. The Tangible Net Worth Covenant requires that at the end of each quarter the Company's Tangible Net Worth be at least 90% of the Company's actual tangible net worth as reported at December 31, 1998 (or $33,260,720) plus 50% of positive net income and 100% of other increases in equity for all fiscal quarters ending subsequent to December 31, 1998. The Fixed Charge Covenant requires that at the end of each quarter beginning June 30, 1999, the ratio of annualized EBITDA (as defined) to the sum of annualized interest expense plus 50% of the quarter end loans outstanding must be at least 1.25 to 1.00. Interest will accrue at a rate of LIBOR plus 1.75% - 2.75% depending on the borrowing base utilization. At September 30, 1999 the Company was in compliance with the above mentioned covenants.

3.  EARNINGS PER SHARE

    The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128 - "Earnings per Share," ("SFAS No. 128") which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options and warrants, having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method.

    The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128.

    ..........................

                                 Three Months Ended September 30, 1999       Three Months Ended September 30, 1998
                               -----------------------------------------   -----------------------------------------
                                  Income        Shares        Per-Share    Income (Loss)     Shares       Per-Share
                               (Numerator   (Denominator)       Amount      (Numerator)   (Denominator)     Amount
                               -----------  -------------      ---------    -------------  -------------  ----------
Basic EPS
Income (loss) available to
  common  stockholders            $ 95,702      9,163,151        $ 0.01       $ (368,409)     7,772,580    $ (0.05)

Effect of Dilutive Securities
Common stock options                               71,160
                                 ---------      ---------        ------         ----------    ---------     -------
Diluted EPS
Income (loss) available to
 common  stockholders             $ 95,702      9,234,311        $ 0.01       $ (368,409)     7,772,580    $ (0.05)
                                 =========     ==========        ======       ==========     ==========    =======

    ..........................


                                 Nine Months Ended September 30, 1999       Nine Months Ended September 30, 1998
                               -----------------------------------------   -----------------------------------------
                                  Income        Shares        Per-Share    Income (Loss)     Shares       Per-Share
                               (Numerator   (Denominator)       Amount      (Numerator)   (Denominator)     Amount
                               -----------  -------------      ---------    -------------  -------------  ----------
Basic EPS
Income (loss) available to
  common  stockholders          $(449,740)     8,514,561        $(0.05)      $2,078,028     7,771,903     $  0.27

Effect of Dilutive Securities
Common stock options                                                                           30,798
                                ----------     ---------         ------      ----------     ---------     -------
Income (loss) available to
 common  stockholders           $(449,740)     8,514,561        $(0.05)      $2,078,028     7,802,701     $  0.27
                                ==========     =========         ======      ==========     =========     =======

4.   INCOME TAXES

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," ("SFAS No. 109") which provides for an asset and liability approach in accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Due to the Company having significant deferred tax assets, no tax benefit (expense) was recorded at September 30, 1999. Due to the uncertainty of the Company's ability to become profitable in the future, an allowance has been provided to offset the tax benefits of certain tax assets. Should the Company have net income in future periods, income tax expense will be recorded upon utilization of available deferred tax assets.

5.   EQUITY

     On May 7, 1999, the Company completed a "Private Offering" of 1,400,000 shares of common stock at a price of $5.40 per common share. The Company also issued warrants, which were purchased for $0.125 per warrant, to acquire an additional 420,000 shares of common stock at $5.35 per share and are exercisable through May 6, 2004. At the election of the Company, the warrants may be called at a redemption price of $0.01 per warrant at any time after any date at which the average daily per share closing bid price for the immediately proceeding 20 consecutive trading days exceeds $10.70. No warrants have been exercised as of September 30, 1999. Total proceeds, net of offering costs, were approximately $7.4 million of which $4.9 million was used to repay debt under the Revolving Credit Facility with the remainder being utilized to satisfy working capital requirements and to fund a portion of the Company's exploration program.

     Effective May 21, 1999, the Company amended and restated it's Nonqualified Stock Option Plan. In conjunction with the amendment of the plan, the Company exchanged, on a voluntary basis, 594,733 outstanding Nonqualified Stock options of certain employees and Directors of the Company for 326,700 new common stock options in replacement of those options. The grant price of the replacement options was $7.0625, which represents the fair market value on the date of grant. The reissued options have a ten-year term with 50% of the options vesting immediately on the date of grant with the remaining 50% vesting on May 21, 2000. On May 21, 1999, the Company also elected to issue 114,000 new ten-year common stock options to employees, which vest 100% on May 21, 2001. The grant price of the new options was $7.0625, which represents the fair market value on the date of grant. On June 1, 1999 the Company issued 21,000 ten-year common stock options to non-employee directors with an exercise price of $7.28 per share vesting 100% on June 1, 2001.

     The Company accounts for Stock Based Compensation in accordance with Financial Accounting Standards Board Statement No. 123 "Accounting for Stock Based Compensation," ("SFAS No. 123"). Under SFAS No. 123, the Company is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25 ("APB No.25") and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. The Company elected to continue following APB No. 25.

6.   PROPERTY DISPOSITION

     During August 1999, the Company completed a transaction in which it sold, effective July 1, 1999, its working interests in proved producing and undeveloped properties within it's BTA and Spartan Extension 3-D project areas in Goliad and Victoria Counties, Texas. Proceeds from the sale were approximately $4 million and associated net proved reserves were approximately
1.3 Bcfe or 6% of the Company's total proved reserves. The Company uses the full-cost method of accounting for its oil and natural gas properties. Under this method a sale of oil and natural gas properties, whether or not being amortized currently, shall be accounted for as an adjustment of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves. The proceeds from the sale of these proved producing properties were credited directly to the full cost pool.

7.   HEDGING ACTIVITIES

     Due to the instability of oil and natural gas prices, the Company has entered into, from time to time, price risk management transactions (e.g., swaps and collars) for a portion of it's natural gas production in order to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits the benefit to the Company of increases in the price of natural gas it also limits the downside risk of adverse price movements. The Company's hedging arrangements typically apply to only a portion of its production, providing only partial price protection against declines in natural gas prices and limiting potential gains from future increases in prices. The Company accounts for these transactions as hedging activities and, accordingly, gains and losses are included in oil and natural gas revenues during the period the hedged production occurs.

     The impact on oil and natural gas revenues from hedging activities for the three and nine-month periods ended September 30, 1999 and 1998 was as follows:

    .......
                                                                            Gain (Loss)
                                                  Mcf      ---------------------------------------------
  Hedge      Effective Dates      Price Per     Volumes    Three Months Ended       Nine Months Ended
   Type     Beginning   Ending      MMbtu       Per Day       September 30,           September 30,
--------   -------------------- -------------  ---------   --------------------  -----------------------
                                                             1999        1998         1999       1998
Collar      10/1/97    1/31/98  $2.50 - $3.15      5,000
Collar       2/1/98    4/30/98  $2.25 - $2.75      5,000                                      $ 36,700
Collar       4/1/98    6/30/98  $2.15 - $2.37     10,000                                        30,000
Collar       7/1/98    9/30/98  $2.25 - $2.88     10,000              $304,100                 304,100
Swap         3/1/99   10/31/99  $       1.957     13,000  $(773,057)            $  (861,631)
Swap         4/1/99    9/15/99  $       2.145      3,000   (126,510)               (154,124)
                                                          ---------   --------    ---------    -------
    Total                                                 $(899,567)  $304,100  $(1,015,755)  $370,800
                                                          ==========  ========  ============  ========

     The Company's hedging activities are entered into on a per MMbtu delivered price basis, Houston Ship Channel, with settlement for each calendar month occurring five business days following the publishing of the Inside F.E.R.C. Gas Marketing Report.

     During August 1999, the Company entered into two hedge transactions; (i) a fixed price swap for $3.00 per MMbtu and (ii) a collar with a floor and ceiling price of $3.00 per MMbtu and $3.30 per MMbtu, respectively, both of which cover 3,000 Mcf per day for November and December 1999 production. During September 1999, the $3.00 MMbtu swap was exchanged for the $2.145 MMbtu swap, resulting in no gain or (loss) being recorded. During October 1999, the Company entered into a fixed price swap for $3.00 per MMbtu covering 3,000 Mcf per day. This swap also covers November and December 1999 production. At September 30, 1999 the fair value of all hedges was approximately $(207,000). There were no hedges in place at September 30, 1998.

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

     Overview

     Edge Petroleum Corporation is an independent energy company engaged in the exploration, development and production of oil and natural gas. Edge conducts its operations primarily along the onshore Gulf Coast with its primary emphasis in South Texas and South Louisiana where it currently controls interests in excess of 164,000 gross acres under lease and option. The Company explores for oil and natural gas by emphasizing an integrated application of highly advanced data visualization techniques and computerized 3-D seismic data analysis to identify potential hydrocarbon accumulations. The Company believes its approach to processing and analyzing geophysical data differentiates it from other independent exploration and production companies and is more effective than conventional 3-D seismic data interpretation methods. The Company also believes it maintains one of the largest databases of onshore South Texas Gulf Coast 3-D seismic data of any independent oil and natural gas company, and is continuously acquiring additional data within this core region.

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

     The Company uses the full-cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain general and administrative costs that are directly attributable to the Company's acquisition, exploration and development activities, are capitalized in a "full-cost pool" as incurred. The Company capitalizes internal Geological and Geophysical ("G&G") costs that are directly attributable to acquisition, exploration and development activities to oil and natural gas properties. Total internal G&G costs capitalized during the three months ended September 30, 1999 and 1998 were $475,926 and $748,454, respectively, and during the nine months ended September 30, 1999 and 1998 were $1,544,666 and $1,943,196, respectively. The Company records depletion of its full-cost pool using the unit of production method. Investments in unproved properties are not subject to amortization until the proved reserves associated with the projects can be determined or until impaired. To the extent that capitalized costs subject to amortization in the full-cost pool (net of depletion, depreciation and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to operations. Once incurred, an impairment of oil and natural gas properties is not reversible at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with the Company's quarterly filings with the Securities and Exchange Commission. At September 30, 1999, no full cost ceiling test write down of oil and natural gas properties was necessary.

     Due to the instability of oil and natural gas prices, the Company has entered into, from time to time, price risk management transactions (e.g., swaps and collars) for a portion of its natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits the benefit to the Company of increases in the price of natural gas it also limits the downside risk of adverse price movements. The Company's hedging arrangements typically apply to only a portion of its production, providing only partial price protection against declines in natural gas prices and limiting potential gains from future increases in prices. The Company accounts for these transactions as hedging activities and, accordingly, gains and losses are included in oil and natural gas revenues during the period the hedged production occurs. At September 30, 1999 the fair value of all hedges was approximately $(207,000). There were no hedges in place at September 30, 1998. (See Note 7).

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

     Revenue and Production

     Oil and natural gas revenues for the three months ended September 30, 1999 decreased 23% from $3,981,256 to $3,055,912, as compared to the three months ended September 30, 1998. Production volumes for oil, condensate and NGLs for the three months ended September 30, 1999 increased 50% from 34 MBbls to 50 MBbls, as compared to the three months ended September 30, 1998. The increase in oil, condensate and NGL production during the three months ended September 30, 1999 increased revenues by $184,245 (based on 1998 comparable quarter average prices), further increased by a 44% increase in the average oil, condensate and NGL sales price which increased revenues by $244,996 (based on current quarter production). Production volumes for natural gas for the three months ended September 30, 1999 decreased 24% from 1,599 MMcf to 1,217 MMcf, as compared to the three months ended September 30, 1998. The decrease in natural gas production during the three months ended September 30, 1999 decreased revenues by $860,958, further decreased by an 18% decrease in the average natural gas sales price which decreased revenues by $493,627. The decrease in production volumes was primarily attributable to the disposition of proved producing properties effective July 1, 1999 (see Note 6), further reduced by normal production declines from existing wells offset by 11 gross (3.96 net) new successful exploratory and development wells being drilled and completed since September 30, 1998. Included within natural gas revenues for the three months ended September 30, 1999 and 1998 was ($899,567) and $304,100, respectively, representing (losses) and gains from hedging activities (see Note 7). Hedging activities decreased the effective natural gas sales price by approximately $0.74 per Mcf (or 29%) and increased the effective natural gas price by approximately $0.19 per Mcf (or 9%) for the three-months ended September 30, 1999 and 1998, respectively.

       The following table sets forth certain operational data of the Company for the periods presented:

    ..........................
                                             Three Months Ended        1999 Period Compared
                                                September 30,             to 1998 Period
                                         --------------------------   -------------------------
                                                                        Increase   % Increase
                                             1999           1998       (Decrease)   (Decrease)
                                             ----           ----       ----------   ----------
Production volumes:
   Oil, condensate and NGLs (Bbls)            50,274        33,607       16,667        50 %
   Natural gas (Mcf)                       1,217,128     1,598,529     (381,401)      (24)%

   Natural gas equivalents (Mcfe)          1,518,772     1,800,171     (281,399)      (16)%

Average sales prices:
   Oil, condensate and NGLs ($ per Bbl)      $ 15.95       $ 11.09       $ 4.86        44 %
   Natural gas ($ per Mcf)                      1.85          2.26        (0.41)      (18)%
   Natural gas equivalent ($ per Mcfe)          2.01          2.21        (0.20)       (9)%

Operating revenues:
   Oil, condensate and NGLs               $  802,047    $  372,806   $  429,241       115 %
   Natural gas                             2,253,865     3,608,450   (1,354,585)      (38)%
                                          ----------    ----------  -----------

Total                                     $3,055,912    $3,981,256   $ (925,344)      (23)%
                                        ============  ============  ============

     Costs and Operating Expenses

     Lifting costs for the three months ended September 30, 1999 decreased 36% from $615,017 to $396,254 as compared to the three months ended September 30, 1998 due primarily to the disposition of proved producing properties effective July 1, 1999 (see Note 6), and due to a corporate focus to improve the operating structure in the field. Lifting costs were $0.26 per Mcfe and $0.34 per Mcfe for the three-month periods ended September 30, 1999 and 1998, respectively.

     Depletion, depreciation and amortization expense ("DD&A") for the three months ended September 30, 1999 decreased 51% from $2,383,371 to $1,161,910, as compared to the three months ended September 30, 1998. Included within DD&A for the three-month periods ended September 30, 1999 and 1998 was $993,659 and $2,181,380, respectively, representing depletion expense of oil and natural gas property, which decreased by 55%. Decreased oil and natural gas production decreased depletion expense by $341,410 and a 46% decrease in the overall depletion rate further decreased depletion expense by $846,311. The decrease in the depletion rate was primarily attributable to the disposition of proved producing properties effective July 1, 1999 (see Note 6), offset by abandonments of certain projects, prospects and wells and dry holes drilled since September 30, 1998. Depletion expense on a unit of production basis for the three-month periods ended September 30, 1999 and 1998 was $0.65 per Mcfe and $1.21 per Mcfe, respectively. The remaining decrease in DD&A is due primarily to the amortization of deferred loan cost on the Revolving Credit Facility of which amortization began April 1, 1998 and was fully amortized at March 31, 1999.

     General and administrative expenses ("G&A") for the three months ended September 30, 1999 decreased 9% from $1,072,924 to $976,612, as compared to the three months ended September 30, 1998. The decrease in G&A was primarily attributable to a decrease in professional service fees and international travel expenses incurred pursuing new business opportunities. This decrease in G&A was partially offset by a reduction of overhead reimbursement fees received from various management, operating and seismic agreements during the three months ended September 30, 1999. Overhead reimbursement fees are recorded as a reduction of G&A and were approximately $65,000 and $251,000 for the three
months  ended   September   30,  1999  and  1998,   respectively.   General  and
administrative expenses on a unit of production basis for the three-month periods ended September 30, 1999 and 1998 were $0.64 per Mcfe and $0.60 per Mcfe, respectively.

     Unearned compensation expense for the three months ended September 30, 1999 decreased from $165,148 to $124,842, as compared to the three months ended September 30, 1998. The decrease is due to the resignation of the former CEO and Chairman of the Board during November of 1998 whereby he vested in his remaining restricted stock grant. The Company charged to expense his unamortized unearned compensation upon his resignation.

     Interest expense for the three months ended September 30, 1999 was $18,046 as compared to $25,193 for the three months ended September 30, 1998. The total amount of interest capitalized to oil and natural gas properties during the three-month periods ended September 30, 1999 and 1998 was $103,246 and $166,491, respectively. The decrease in interest expense is due to the decrease in the weighted average long-term debt balance outstanding during the three months ended September 30, 1999 compared to the three month period ended September 30, 1998. Weighted average debt was $6.5 million for the three months ended
September 30, 1999 compared to $10.8 million for the three months ended September 30, 1998.

     Interest income for the three months ended September 30, 1999 decreased from $22,124 to $18,106, as compared to the three months ended September 30, 1998. The decrease in interest income is due to the overall reduction in invested funds.

     Due to the Company having significant deferred tax assets, no tax benefit (expense) was recorded for the three months ended September 30, 1999. Due to the uncertainty of the Company's ability to become profitable in the future, an allowance has been provided to offset the tax benefits of certain tax assets. Should the Company have net income in future periods, income tax expense will be recorded upon utilization of available tax assets. Income tax benefit for the three-months ended September 30, 1998 was $190,945.

     For the three months ended September 30, 1999, the Company had operating income of $95,642 compared to an operating loss of $(556,285) for the three month period ended September 30, 1998, primarily reflecting decreased DD&A partially offset by a decrease in natural gas revenues resulting from lower natural gas production and hedging activities. Net income was $95,702 for the three months ended September 30, 1999 as compared to a net loss of $(368,409) for the three-month period ended September 30, 1998.

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

     Revenue and Production

     Oil and natural gas revenues for the nine months ended September 30, 1999 decreased 7% from $11,615,967 to $10,787,549, as compared to the nine months ended September 30, 1998. Production volumes for oil, condensate and NGLs for the nine months ended September 30, 1999 increased 28% from 115 MBbls to 147 MBbls, as compared to the nine months ended September 30, 1998. The increase in oil, condensate and NGL production increased revenues by $395,144 (based on 1998 comparable period average prices) and an 8% increase in average oil, condensate and NGL sales price further increased revenue by $139,076 (based on current year production). Production volumes for natural gas increased 2% from 4,442 MMcf to 4,546 MMcf, as compared to the nine months ended September 30, 1998. The increase in natural gas production increased revenues by $238,671, offset by a 15% decrease in average natural gas sales price which decreased revenues by $1,601,309. The increase in production volumes was due to 11 gross (3.96 net) new successful exploratory and development wells being drilled and completed since September 30, 1998 offset by the lost production due to the disposition of proved producing properties effective July 1, 1999 (see Note 6), further reduced by normal production declines from existing wells. Included within natural gas revenues for the nine months ended September 30, 1999 and 1998 was $(1,015,755) and $370,800, respectively, representing (losses) and gains from hedging activities (see Note 7). Hedging activities decreased the effective natural gas sales price by approximately $0.22 per Mcf (or 10%) and increased the effective natural gas price by approximately $0.08 per Mcf (or 4%) for the nine months ended September 30, 1999 and 1998, respectively.

     The following table sets forth-certain operational data of the Company for the periods presented:

    ..........................
                                             Nine Months Ended        1999 Period Compared
                                                September 30,             to 1998 Period
                                         --------------------------   -------------------------
                                                                        Increase   % Increase
                                             1999           1998       (Decrease)   (Decrease)
                                             ----           ----       ----------   ----------
Production volumes:
   Oil, condensate and NGLs (Bbls)           147,325       115,098       32,227         28 %
   Natural gas (Mcf)                       4,545,810     4,441,921      103,889          2 %

   Natural gas equivalents (Mcfe)          5,429,760     5,132,509      297,251          6 %

Average sales prices:
   Oil, condensate and NGLs ($ per Bbl)      $ 13.21       $ 12.26       $ 0.95          8 %
   Natural gas ($ per Mcf)                      1.95          2.30        (0.35)       (15)%
   Natural gas equivalent ($ per Mcfe)          1.99          2.26        (0.28)       (12)%

Operating revenues:
   Oil, condensate and NGLs              $ 1,945,468   $ 1,411,248   $  534,220         38 %
   Natural gas                             8,842,081    10,204,719   (1,362,638)       (13)%
                                          ----------    ----------  -----------

Total                                    $10,787,549   $11,615,967   $ (828,418)        (7)%
                                        ============  ============  ============

     Costs and Operating Expenses

     Lifting costs for the nine months ended September 30, 1999 decreased 12% from $1,543,830 to $1,362,624 as compared to the nine months ended September 30, 1998, due primarily to the disposition of proved producing properties effective July 1, 1999 (see Note 6), and due to a corporate focus to improve the operating structure in the field. Lifting costs on a unit of production basis were $0.25 per Mcfe and $0.30 per Mcfe for the nine-month periods ended September 30, 1999 and 1998, respectively.

     Depletion, depreciation and amortization expense ("DD&A") for the nine months ended September 30, 1999 increased 4% from $5,283,394 to $5,475,213, as compared to the nine months ended September 30, 1998. Included within DD&A for the nine-month periods ended September 30, 1999 and 1998 was $4,944,974 and $4,733,974, respectively, representing depletion expense of oil and natural gas property, which increased by 4%. Increased oil and natural gas production increased depletion expense by $274,170, offset by a 1% decrease in the overall depletion rate which decreased depletion expense by $63,170. The decrease in the depletion rate was primarily attributable to the disposition of proved producing properties effective July 1, 1999 (see Note 6), offset by abandonments of certain projects, prospects and wells and dry holes drilled since September 30, 1998. Depletion expense on a unit of production basis for the nine-month periods ended September 30, 1999 and 1998 was $0.91 per Mcfe and $0.92 per Mcfe, respectively.

     G&A for the nine months ended September 30, 1999 increased 3% from $2,989,751 to $3,076,371, as compared to the nine months ended September 30, 1998. Total overhead reimbursement fees are recorded as a reduction of G&A and were approximately $240,000 and $674,000, respectively, for the nine-month periods ended September 30, 1999 and 1998. G&A on a unit of production basis for the nine-month periods ended September 30, 1999 and 1998 was $0.57 per Mcfe and $0.58 per Mcfe, respectively.

     Unearned compensation expense for the nine months ended September 30, 1999 decreased from $496,656 to $292,795, as compared to the nine months ended September 30, 1998. The decrease is primarily due to the resignation of the former CEO and Chairman of the Board during November of 1998 whereby he vested in his remaining restricted stock grant. The Company charged to expense his unamortized unearned compensation upon his resignation.

     Interest expense for the nine months ended September 30, 1999 was $86,232 compared to $37,810 for the nine months ended September 30, 1998. The total amount of interest capitalized to oil and natural gas properties was $461,351 and $433,245 for the nine months ended September 30, 1999 and 1998, respectively. The increase in interest expense is due to the increase in the weighted average long-term debt balance outstanding during the nine months ended September 30, 1999 compared to the nine month period ended September 30, 1998. Weighted average debt was $9.6 million for the nine months ended September 30, 1999 compared to $4.7 million for the nine months ended September 30, 1998.

     Interest income for the nine months ended September 30, 1999 was $43,817 compared to $124,383 for the nine months ended September 30, 1998. The decrease in interest income is due to the overall reduction in invested funds.

     Due to the Company incurring a net loss for the nine months ended September 30, 1999 and due to the Company having significant deferred tax assets, no tax benefit (expense) was recorded. Due to the uncertainty of the Company's ability to become profitable in the future, an allowance has been provided to offset the tax benefits of certain tax assets. Should the Company have net income in future periods income tax expense will be recorded upon the utilization of available tax assets. Tax expense for the nine months ended September 30, 1998 was $176,917.

     For the nine months ended September 30, 1999, the Company had an operating loss of $(407,325) compared to operating income of $387,537 for the nine months ended September 30, 1998, primarily reflecting a decrease in natural gas revenues resulting from a decrease in the average prices received for natural gas. The net loss was $(449,740) for the nine months ended September 30, 1999 compared to net income of $2,078,028, $297,193 before cumulative effect of accounting change, for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     On May 7, 1999, the Company completed a "Private Offering" of 1,400,000 shares of common stock at a price of $5.40 per common share. The Company also issued warrants, which were purchased for $0.125 per warrant, to acquire an additional 420,000 shares of common stock at $5.35 per share and are exercisable through May 6, 2004. At the election of the Company, the warrants may be called at a redemption price of $0.01 per warrant at any time after any date at which the average daily per share closing bid price for the immediately proceeding 20 consecutive trading days exceeds $10.70. No warrants have been exercised as of June 30, 1999. Total proceeds, net of offering costs, were approximately $7.4 million of which $4.9 million was used to repay debt under the Revolving Credit Facility with the remainder being utilized to satisfy working capital requirements and to fund a portion of the Company's exploration program.

     The Company had cash and cash equivalents at September 30, 1999 of $982,315 consisting primarily of short-term money market investments, as compared to $272,428 at December 31, 1998. Working capital (deficit) was $(2,970,525) at September 30, 1999, as compared to $(8,255,362) at December 31, 1998.

     Operating cash flow was approximately $5,318,268 and $6,254,160 for the nine-month periods ended September 30, 1999 and 1998, respectively. Operating cash flow, a measure of performance for exploration and production companies, represents cash flows from operating activities prior to changes in assets and liabilities. Operating cash flow should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

     During the nine months ended September 30, 1999, the Company continued to reinvest a substantial portion of its cash flows to increase its 3-D project portfolio, improve its 3-D seismic interpretation technology and fund its drilling program. Capital expenditures during the nine months ended September 30, 1999 were approximately $11.3 million as compared to $29.7 million during the same period in 1998. The Company expended $4.7 million in its drilling operations resulting in the drilling of 11 gross (3.62 net) wells during the nine months ended September 30, 1999 as compared to 79 gross (33.23 net) wells during the same period in 1998. Three wells, spud prior to September 30, 1999, are currently drilling or in the process of being completed, the Broussard #1 (formerly the Varn #2) located in South Louisiana and the CNG #1 and the Neblett #1 located in South Texas. Land and data acquisition expenditures were $4.6 million and were largely attributable to the Nodosaria Embayment 3-D Project Area in South Louisiana. The remaining cost capitalized to oil and natural gas properties was capitalized internal G&G and interest of approximately $2 million. Total capital expenditures for 1999 are expected to be approximately $15 million.

     On October 25, 1999 the Company logged the Broussard #1 and it was determined to be a dryhole. The total cost of this well including leasehold was approximately $2.2 million has been abandoned.

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

     Effective September 29, 1998, the Company had its borrowing base redetermined. The initial borrowing base authorized by the bank was $15 million. Beginning October 1, 1998, and on the first day of each month thereafter, the borrowing base was required to be reduced by $550,000.

     Effective March 1, 1999, the Company and the Bank amended the Revolving Credit Facility to include the following terms: 1) the initial borrowing base was $12 million comprised of a two tranche financing of a $9 million Revolving Credit Facility and a $3 million term facility; 2) Beginning May 1, 1999, and on the first day of each month thereafter, the Revolving Credit Facility borrowing base was required to be reduced by $400,000; and 3) 75% of prospect sales proceeds were to be used to pay down the term facility with the remaining unpaid term facility balance maturing on August 31, 1999. On May 8, 1999, from proceeds generated by the Private Offering (see Note 5), the Company repaid the $3 million term loan in addition to $1.9 million of the Revolving Credit Facility.

     Effective July 1, 1999, the Company had its borrowing base redetermined. The initial borrowing base authorized by the bank is was $8.8 million. Beginning August 1, 1999, and on the first day of each month thereafter, the borrowing base was required to be reduced by $400,000. Total borrowing available under the Revolving Credit Facility was approximately $1.65 million at October 1, 1999. Total outstanding long-term debt (including current portion) as of September 30, 1999 was $5.45 million.

     Effective November 1, 1999, the Company had its borrowing base redetermined. The initial borrowing base authorized by the bank is $9 million. Beginning December 1, 1999, and on the first day of each month thereafter, the borrowing base is required to be reduced by $450,000.

     The Revolving Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of its oil and natural gas properties or other collateral, engaging in merger or consolidation transactions and prohibitions of dividends and certain distributions of cash or properties and certain liens. The Revolving Credit Facility also contains certain financial covenants. The Tangible Net Worth Covenant requires that at the end of each quarter the Company's Tangible Net Worth be at least 90% of the

Company's actual tangible net worth as reported at December 31, 1998 (or $33,260,720) plus 50% of positive net income and 100% of other increases in equity for all fiscal quarters ending subsequent to December 31, 1998. The Fixed Charge Covenant requires that at the end of each quarter beginning June 30, 1999, the ratio of annualized EBITDA (as defined) to the sum of annualized interest expense plus 50% of the quarter end loans outstanding must be at least
1.25 to 1.00. Interest will accrue at a rate of LIBOR plus 1.75% - 2.75% depending on the borrowing base utilization. At September 30, 1999 the Company was in compliance with the above mentioned covenants.

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

     Year 2000

     The Company has completed its assessment of the Year 2000 processing issues of its internal technology systems, including the financial and accounting, production, land and geological computer systems and software utilized by the Company. Due to the need for improved management reporting, the Company has replaced its existing finance and accounting and production applications with new software which is year 2000 compliant. The company is in the process of replacing its land software application with software which is Year 2000 compliant. Final conversion of the land application is expected to be completed by November 30, 1999. As of September 30, 1999, the Company has incurred approximately $206,000 converting to its new finance, accounting, production and land system software with a majority of the remaining cost to replace the land software to be incurred prior to November 30, 1999. These costs have been funded from cash flows from operations and the cost of the new software and necessary hardware upgrades have been capitalized. Future costs to address the Year 2000 issue are also expected to be funded from cash flows from operations, and the future costs of new software and hardware upgrades are expected to be capitalized. Based on assertions made by vendors and systems and software testing performed internally, the Company believes its geological systems and software are Year 2000 compliant. The Company has not identified any non-information technology systems that have embedded technology on which it relies and which it believes is likely to have a Year 2000 problem.

     The Company is also in the process of evaluating the risk presented by potential Year 2000 non-compliance by third parties. Because such risks vary substantially, companies are being contacted based on the estimated magnitude of risk posed to the Company by their Year 2000 non-compliance. The Company anticipates that these efforts will continue through the end of 1999. Although it is not currently aware of any other reasonably likely business disruptions, the Company is developing a contingency plan to address and assess the Year 2000 readiness of its material suppliers, customers and other entities and expects this work to be completed on or before November 30, 1999.

     The Company believes that its most likely worst-case Year 2000 scenarios are as follows: (i) shutdown of a portion of its purchaser pipelines which could adversely impact the timing of production and associated cash flow; (ii) unanticipated Year 2000 failures in information systems, which could significantly reduce efficiencies in the performance of normal business activities; and (iii) slow-downs or disruptions in third party vendors that provide supplies and services, which could result in operational delays and reduce efficiencies in the performance in normal business activities. Contingency plans contemplated include: (i) the Company transporting its natural gas through pipelines of other purchasers that are Year 2000 compliant or shutting in production volumes until adequate transportation is arranged. The Company has identified alternative transporters and marketers of its production in each of its core operating areas; (ii) the use of manual procedures to process and account for normal daily business activities; and (iii) the use of alternative hardware and software vendors and customers as appropriate in the event that a key vendor or customer is burdened with a Year 2000 compliance related failure. Should any of these Year 2000 failures occur, there can be no assurance at this time that the consequences of such a failure will not have a material impact on the Company's results of operations, liquidity or financial condition.

     The Company's assessment of its Year 2000 issues involves many assumptions. There can be no assurance that the Company's assumptions will prove accurate, and actual results could differ significantly from these assumptions. In conducting its Year 2000 compliance efforts, the Company has relied primarily on vendor representations with respect to internal computerized systems and representations from third parties with which the Company has business relationships and has not independently verified representations. There can be no assurance that these representations will prove accurate. A Year 2000 failure could result in a business interruption that adversely affects the Company's business, financial condition or results of operations. The Company is not insured for this type of a loss should a loss occur.

    Accounting Pronouncements

    Derivatives - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivatives, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income.

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 delays the effective date for implementation of SFAS No. 133 for one year making SFAS No. 133 effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Retroactive application to periods prior to adoption is not allowed. The Company has not quantified the impact of adoption on its financial statements or the date it intends to adopt. Earlier application of SFAS No. 133 is encouraged, but not prior to the beginning of any fiscal quarter that begins after issuance of SFAS No. 137.

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

+3.1 -- Restated Certificate of Incorporation of the Company, as amended (Incorporated by reference from exhibit 3.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-17269)).

 3.2           -- First  Amendment   to   Bylaws of the Company on September 28,
               1999

 3.3           -- Bylaws of the Company

10.1 -- Incentive Plan of Edge Petroleum Corporation as Amended and Restated Effective as of July 27, 1999.

10.2           --  Edge   Petroleum   Corporation   Incentive   Plan   "Standard
               Non-Qualified   Stock  Option  Agreement"  by  and  between  Edge
               Petroleum Corporation and the Officers named therein.

10.3           --  Edge   Petroleum   Corporation   Incentive   Plan   "Director
               Non-Qualified   Stock  Option  Agreement"  by  and  between  Edge
               Petroleum Corporation and the Directors named therein.

10.4 -- Severance Agreements by and between Edge Petroleum Corporation and the Officers of the Company named therein.

11.1           -- Computation of Earnings Per Share.

27.1           -- Financial Data Schedule.

  + Incorporated by reference as indicated.

        (B)  Reports on Form 8-K.........................................   None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           EDGE PETROLEUM CORPORATION,
                             A DELAWARE CORPORATION
                                  (REGISTRANT)



Date           11/15/99              /S/         John W. Elias
--------------------------           --------------------------------------
                                                      John W. Elias
                                               Chief Executive Officer and
                                                  Chairman of the Board

Date           11/15/99              /S/         James D. Calaway
--------------------------           --------------------------------------
                                                     James D. Calaway
                                          President and Chief Operations Officer
                                                       and Director

Date           11/15/99              /S/         Michael G. Long
--------------------------           --------------------------------------
                                                     Michael G. Long
                                               Senior Vice President and
                                                Chief Financial Officer

Date           11/15/99              /S/         Brian C. Baumler
--------------------------           --------------------------------------
                                                     Brian C. Baumler
                                                Controller and Treasurer