Form 10-K
period 1999-12-31
EDGE PETROLEUM CORP
filed 2000-03-22
CIK 1021010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                  713-654-8960
               (Registrant's telephone number including area code)
                          ----------------------------
           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to section 12(g) of the Act:
                     Common Stock, Par Value $.01 Per Share

                          ----------------------------
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 3, 2000, was $25,286,316 (based on a value of $3.00 per share, the closing price of the Common Stock as quoted by NASDAQ National Market on such date). 9,182,023 shares of Common Stock, par value $.01 per share, were outstanding on March 3, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement for the registrant's 2000 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I


ITEMS 1 AND 2.  BUSINESS AND PROPERTIES                                 1

ITEM 3.         LEGAL PROCEEDINGS                                      23

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    23


                                     PART II


ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS                          25

ITEM 6.         SELECTED FINANCIAL DATA                                26

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                  27

ITEM 7A.        QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                          36

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA            37

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURES              37


                                    PART III


ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT     38

ITEM 11.        EXECUTIVE COMPENSATION                                 38

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT                                       38

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         38


                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K                                          38

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

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

OVERVIEW

      Edge Petroleum Corporation is an independent energy company engaged in the exploration, development and production of oil and natural gas. Edge conducts its operations primarily along the onshore Gulf Coast with its primary emphasis in South Texas and Louisiana where it currently controls interests in excess of 98,000 gross acres under lease and option. The Company explores for oil and natural gas by emphasizing an integrated application of highly advanced data visualization techniques and computerized 3-D seismic data analysis to identify potential hydrocarbon accumulations. The Company believes its approach to processing and analyzing geophysical data differentiates it from other independent exploration and production companies and is more effective than conventional 3-D seismic data interpretation methods. The Company also believes that it maintains one of the larger databases of onshore Gulf Coast 3-D seismic data of any independent oil and natural gas company, and is continuously looking for ways to acquire additional data within this core region.

      The Company's extensive technical expertise has enabled it to internally generate substantially all of its 3-D prospects drilled to date and to assemble a portfolio of 3-D based drilling prospects. The Company pursues drilling opportunities that include a blend of shallower, normally pressured reservoirs that generally involve moderate costs and risks as well as deeper, high-pressure reservoirs that generally involve greater costs and risks, but have higher economic potential. The Company mitigates its exposure to exploration costs and risk by conducting its operations with industry partners, including major oil companies and large independents, that generally pay a disproportionately greater share of the costs than the Company. In addition to its in-house prospect generation efforts, the Company is pursing outside generated opportunities as well as selected acquisitions within its core operating areas to increase the opportunities for growth and set the stage for growth into new core areas.

      From 1995 through 1998, the Company experienced steady growth in reserves, production and cash flow as a result of its increased drilling activities, retention of larger interests in the wells it drilled and the larger average resource potential of its wells. In 1999, the Company was not able to increase its reserves and production due primarily to two factors. First, effective July 1, 1999, the Company sold a group of producing properties, which it believed had limited development potential, to its partner in the properties at a price which exceeded the Company's valuation of those properties. The effect of the sale was a reduction of approximately 1.4 Bcfe of proved reserves and approximately 500,000 Mcfe of production during the second half of 1999. The Company's average daily production for 1999 was 18.6 MMcfe per day as compared to 19.5 MMcfe per day in 1998. The Company estimated its average daily production would have been about 20 MMcfe per day in 1999 had it not sold those properties.

      Second, the collapse of commodity prices in late 1998 and early 1999 resulted in a reduction of capital budgets for 1999 by most industry participants. Exploration budgets were typically hit the hardest in this downturn. The Company is dependent on finding partners for its exploratory activity and the industry wide pull back from exploratory activity plus the Company's own reduced cash flow early in the year from falling commodity prices caused a reduction in the number of wells drilled relative to the Company's original budget and previous years.

      The Company's estimate of proved oil and natural gas reserves, as of December 31, 1999, was 20.8 Bcf of natural gas and 701 MBbls of oil, or about 25 Bcfe. The property sale, referred to above, reduced reserves by about 1.4 Bcfe. Reserves at December 31, 1998 were 24.2 Bcf of natural gas and 445 MBbls of oil, or about 26.9 Bcfe combined.

      During 1999, the Company drilled 19 gross wells, (6.31 net wells) and added proved reserves of 6.3 Bcfe, representing a 93% replacement ratio of 1999 production of 6.8 Bcfe. At December 31, 1999, Edge's estimated proved reserves before income taxes and discounted to present value at 10% per annum were valued at $34.1 million, based on pricing at December 31, 1999 of $24.22 per Bbl of oil and $2.42 per Mcf of natural gas. See ITEM 1 - "Oil and Natural Gas Reserves".

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

      The Company's methodology for interpreting 3-D seismic data has advanced beyond traditional 3-D interpretation techniques, which consist of interpreting multiple closely spaced 2-D profiles extracted from 3-D seismic volumes to generate 3-D structural maps. The Company's advanced visualization and data analysis techniques and resources enable its geoscientists to view large volumes of information contained within the 3-D seismic data. This improves the geoscientist's ability to recognize certain important patterns or attributes in the data which may indicate hydrocarbon traps and which, if viewed incorrectly or with the application of improper techniques, could go undetected. Visualization techniques also enable the geoscientist to quickly identify and prioritize key areas from the large volumes of data reviewed in order to realize the greatest early benefit. The Company's sophisticated computing resources and unique visualization and data analysis techniques allow its geoscientists to more easily identify features such as shallow amplitude anomalies, complex channel systems, sharp structural details and fluid contacts, which might have been overlooked using less sophisticated 3-D seismic data interpretation techniques.

      The application of advanced 3-D exploration technology requires large scale information processing and graphic visualization, made possible by the rapid improvements in computing technology. The Company has made a significant investment in its 3-D seismic data visualization technology, which is closely linked with the Company's well-log database and other geoscience application software. Additionally, the Company has developed a fully integrated, client-server environment utilizing multiple workstation nodes. The Company uses a comprehensive suite of Landmark Graphics geoscience software applications in its interpretation environment, including Landmark's EarthCube software, which is designed specifically to integrate visualization, 3-D geologic interpretation, and well databases.

      The Company's technological success is dependent in part upon hiring and retaining highly skilled technical personnel. The Company has assembled a technical team that it believes has the capacity to adapt to the rapidly changing technological demands in the field of oil and natural gas exploration. This team consists of seven geoscientists with an average of 15 years industry experience, most of which have had extensive experience with major oil companies. The Company provides its technical team with a sophisticated work environment. With its technical capabilities and personnel, the Company believes that it will be able to analyze large quantities of data without a commensurate increase in the number of employees. Additionally, the expertise of the Company's team of geoscientists reduces its dependence on outside technical consultants and enables the Company to internally generate substantially all of its prospects and quickly evaluate outside generated prospects.

EXPLORATION AND OPERATING APPROACH

      The Company's exploration approach is to acquire large 3-D seismic data sets along prolific, producing trends of the onshore Gulf Coast and to utilize advanced visualization and interpretation techniques to identify or evaluate prospects and then drill those prospects which meet its economic criteria. The Company typically seeks to explore in areas with (i) numerous accumulations of normally pressured reserves at shallow depths and in geologic traps that are difficult to define without the use of advanced 3-D data visualization and interpretation and (ii) the potential for large accumulations of deeper, over-pressured reserves. The Company typically sells a portion of its interest in the deep, over-pressured prospects in order to mitigate its exploration risk and fund the anticipated capital requirements for the interests it retains in such prospects, while retaining all or the majority of its interest in the prospects with normally-pressured reservoirs.

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

      An important component of the Company's exploration approach is the acquisition of large 3-D seismic data sets at the lowest possible cost. The Company has sought to obtain large 3-D data sets either by participating in large proprietary seismic data acquisition programs through joint venture arrangements with other energy companies or non-proprietary group shoots in which the Company shares the costs and results of seismic surveys. The Company believes its technical capabilities allow it to rapidly evaluate these large 3-D data sets and identify and secure drilling opportunities prior to the other participants in these group shoots. In both the proprietary and the non-proprietary shoots, the Company's partners have generally borne a disproportionate share of the up-front costs of seismic data acquisition and interpretation in return for the Company's expertise in the management of seismic surveys, interpretation of 3-D seismic data, development of prospects and acquisition of exploration rights. Substantially all of the Company's operations are conducted through joint operations with industry participants.

      Under the participation agreements for most of its projects, the Company is generally responsible for determining the area to explore; managing the land permitting and optioning process; determining seismic survey design; overseeing data acquisition and processing; preparing, integrating and interpreting the data; identifying the drill site; and in selected instances, managing drilling and production operations. The Company is therefore responsible for exercising control over what it believes are the critical functions in the exploration process. The Company seeks to obtain lease operator status and control over field operations, including decisions regarding drilling and completion methods and accounting and reporting functions, only when its expertise and planning capabilities indicate that meaningful value can be added through its performance of these functions. Typically, in cases when the Company does not have field operator status, the Company is primarily responsible for identifying prospects for the operator and, when necessary, asserts its rights under its joint operating agreements to ensure drilling of such prospects. The Company began field operations of wells in 1995 and currently operates approximately 75% of its current production.

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

      The Company's primary strategy for acreage acquisition is to obtain leasing options covering large geographic areas prior to conducting its 3-D seismic surveys. The Company, therefore, typically seeks to acquire seismic permits that include options to lease, thereby reducing the cost and the level of competition for leases on drillable prospects that may emerge upon completing a successful seismic data acquisition program over a project area.

OIL AND NATURAL GAS RESERVES

      The following table sets forth estimated net proved oil and natural gas reserves of the Company and the present value of estimated future pretax net cash flows related to such reserves as of December 31, 1999. The Company engaged Ryder Scott Company ("Ryder Scott") to estimate the Company's net proved reserves, projected future production, estimated future net revenue attributable to its proved reserves, and the present value of such estimated future net revenue as of December 31, 1999. Ryder Scott's estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data provided by the Company. In estimating the reserve quantities that are economically recoverable, Ryder Scott used year end oil and natural gas prices in effect at December 31, 1999 and estimated development and production costs that were in effect during December 1999 without giving effect to hedging activities. In accordance with requirements of the Securities and Exchange Commission (the "Commission") regulations, no price or cost escalation or de-escalation was considered by Ryder Scott. For further information concerning Ryder Scott's estimate of proved reserves of the Company at December 31, 1999, see the reserve report included as an exhibit to this Annual Report on Form 10-K (the "Ryder Scott Report"). The present value of estimated future net revenues before income taxes was prepared using constant prices as of the calculation date, discounted at 10% per annum on a pretax basis, and is not intended to represent the current market value of the estimated oil and natural gas reserves owned by the Company. For further information concerning the present value of future net revenue from these proved reserves, see Note 11 of Notes to the Consolidated Financial Statements. See ITEMS 1 AND 2.--BUSINESS AND PROPERTIES--"FORWARD LOOKING INFORMATION AND RISK FACTORS--Uncertainties of Reserve Information and Future Net Revenue Estimates."

                                        DEVELOPED(1)      UNDEVELOPED(2)        TOTAL
                                        ------------      --------------      ----------
Oil and condensate (MBbls)(3)                    578               123               701
Natural gas (MMcf)                            15,084             5,677            20,761
Total MMcfe                                   18,551             6,419            24,970
Estimated future net revenues before
  income taxes                           $36,513,215        $11,374,361       $47,887,576
Present value of estimated future net
  revenues before income taxes
  (discounted 10% annum)(4)              $26,528,054        $7,533,298        $34,061,352

--------------

(1) Proved developed reserves are proved reserves which are expected to be recovered from existing wells with existing equipment and operating methods.

(2) Proved undeveloped reserves are proved reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

(3) Includes plant products.

(4) Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using year end oil and natural gas prices in effect at December 31, 1999, which were $2.42 per Mcf of natural gas and $24.22 per Bbl of oil without giving effect to hedging activities.

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

      In accordance with Commission regulations, the Ryder Scott Report used year end oil and natural gas prices in effect at December 31, 1999. The prices used in calculating the estimated future net revenue attributable to proved reserves do not necessarily reflect market prices for oil and natural gas production subsequent to December 31, 1999. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will actually be realized for such production or that existing contracts will be honored or judicially enforced.

VOLUMES, PRICES AND OIL AND NATURAL GAS OPERATING EXPENSE

      The following table sets forth certain information regarding production volumes, average sales prices and average oil and natural gas operating expense associated with, the Company's sales of oil and natural gas for the periods indicated.


                                              YEAR ENDED DECEMBER 31,
                                          -------------------------------
                                            1999       1998         1997
                                          -------     -------     -------
PRODUCTION:
     Oil and Condensate (MBbls)(1)            187         142         166
     Natural gas (MMcf)                     5,676       6,284       4,299
     Natural gas equivalent (MMcfe)         6,799       7,135       5,293
AVERAGE SALES PRICE:
     Oil and Condensate ($ per
       Bbl)(1)                             $14.55      $12.29      $17.21
     Natural gas ($ per Mcf)(2)              2.07        2.18        2.47
     Natural gas equivalent ($ per
       Mcfe)(2)                              2.13        2.17        2.54
AVERAGE OIL AND NATURAL GAS OPERATING
  EXPENSES INCLUDING PRODUCTION AND
  AD VALOREM TAXES ($ per Mcfe)(3)         $ 0.45      $ 0.47      $ 0.44

----------------
(1) Includes plant products.

(2) Includes the effect of hedging activity.

(3) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), workover costs and the administrative costs of production offices, insurance and production and ad valorem taxes.

RESERVE REPLACEMENT

      From January 1, 1997 to December 31, 1999, the Company incurred total acquisition, exploration and development costs of approximately $76.3 million and generated proceeds of approximately $12.7 million from the sale of undeveloped prospects. Total acquisition, exploration, and development activities from January 1, 1997 to December 31, 1999, resulted in the addition of approximately 28.3 Bcfe, net to the Company's interest, of proved reserves at an average reserve replacement cost of $2.25 per Mcfe (net cost incurred divided by net reserve additions). Reserve replacement costs reflect the proceeds from the sales of undeveloped prospects recorded as a reduction to the full-cost pool.

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

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1999       1998       1997
                                       ---------  ---------  ---------
                                               (in thousands)
Acquisition Cost:
     Unproved projects and prospects   $   7,692  $  20,853  $  17,660
Exploration costs                          3,335     10,236      8,640
Development costs                          3,455      3,250      1,208
                                       ---------  ---------  ---------
     Total cost incurred                  14,482     34,339     27,508
Less proceeds from sales of prospects      3,471      6,952      2,325
                                       ---------  ---------  ---------
     Net costs incurred                $  11,011  $  27,387  $  25,183
                                       =========  =========  =========

      Net costs incurred excludes sales of proved oil and natural gas properties which are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

DRILLING ACTIVITY

      The following table sets forth the drilling activity of the Company for the three years ended December 31, 1999. In the table, "gross" refers to the total wells in which the Company has a working interest and "net" refers to gross wells multiplied by the Company's working interest therein. Wells in which the Company holds a reversionary interest are not included in the following table because such interests had not been earned at the time of drilling. The percentage of the Company's wells in which it holds solely a reversionary interest has substantially decreased in the last three years.


                                                            YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------------------------
                                              1999                   1998                    1997
                                        ----------------       -----------------       -----------------
                                        GROSS       NET        GROSS        NET        GROSS        NET
                                        -----       ----       -----       -----       -----       -----
EXPLORATORY:
    Productive                             9        3.78         43        19.34         60        27.07
    Non-productive                         4        0.67         23        10.27         22         9.68
                                        -----       ----       -----       -----       -----       -----
        Total                             13        4.45         66        29.61         82        36.75
                                        -----       ----       -----       -----       -----       -----
DEVELOPMENT:
    Productive                             5        1.56         12         3.53         15         2.82
    Non-productive                         1        0.30          5         2.89          4         1.87
                                        -----       ----       -----       -----       -----       -----
        Total                              6        1.86         17         6.42         19         4.69
                                        -----       ----       -----       -----       -----       -----
    Grand Total                           19        6.31         83        36.03        101        41.44
                                        =====       ====       =====       =====       =====       =====

PRODUCTIVE WELLS

      The following table sets forth the number of productive oil and natural gas wells in which the Company owned an interest as of December 31, 1999.

                                            COMPANY                 NON-
                                            OPERATED              OPERATED                  TOTAL
                                        ----------------      ----------------      ---------------------
                                        GROSS       NET       GROSS       NET       GROSS(1)       NET(1)
                                        -----      -----      -----      -----      ---------      ------
Oil                                        16       8.76         22       5.49           38         14.25
Natural Gas                                53      33.54         56      11.44          109         44.98
                                        -----      -----      -----      -----      ---------      ------
     Total                                 69      42.30         78      16.93          147         59.23
                                        -----      -----      -----      -----      ---------      ------

---------------
(1)  Includes 54 gross wells shut in, (21.80 net).

ACREAGE DATA

      The following table sets forth certain information regarding the Company's developed and undeveloped lease acreage as of December 31, 1999. Developed acres refers to acreage within producing units and undeveloped acres refers to acreage that has not been placed in producing units.

                                         DEVELOPED ACRES        UNDEVELOPED ACRES              TOTAL
                                        ------------------      ------------------      -------------------
                                        GROSS        NET        GROSS        NET         GROSS        NET
                                        ------      ------      ------      ------      -------      ------
Texas                                   53,836      19,799      34,022       9,849       87,858      29,648
Louisiana                                1,800         375       9,181       3,186       10,981       3,561
Mississippi                              2,660          87         624          38        3,284         125
Alabama                                  1,116          92         247          16        1,363         108
                                        ------      ------      ------      ------      -------      ------
     Total                              59,412      20,353      44,074      13,089      103,486      33,442
                                        ======      ======      ======      ======      =======      ======

      Leases covering approximately 15,559 gross (4,328 net), 16,695 gross (7,273 net), 1,665 gross (1,052 net) and 96 gross (33 net) undeveloped acres are scheduled to expire in 2000, 2001, 2002 and 2003, respectively. In general, the Company's leases will continue past their primary terms if oil and natural gas production in commercial quantities is being produced from a well on such lease.

      The table does not include 43,798 gross (21,819 net) acres that the Company has a right to acquire pursuant to various seismic option agreements at December 31, 1999. Under the terms of its option agreements, the Company typically has the right for one year, subject to extensions, to exercise its option to lease the acreage at predetermined terms.


CORE AREAS OF OPERATION

      Set forth below are descriptions of the Company's core areas of focus where it is actively exploring for potential oil and natural gas reserves and in many cases currently has oil and natural gas production. While the Company has operations in 25 3-D project areas it is currently focusing its operations in 18 project areas. The description below groups those project areas into major play areas and provides detail on the key areas the Company expects to exploit in 2000. The 3-D surveys the Company is using to analyze its project areas range from regional non-proprietary group shoots to single field proprietary surveys. The Company, has typically participated in these project areas with industry partners under agreements that generally provide for the industry partners to bear a greater share of the up-front costs associated with obtaining option arrangements with landowners, seismic data acquisition and related data interpretation. The working interest and net revenue interest shown for the project areas are the average for acreage under lease and option by the Company in that project area.

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

TEXAS

SOUTH TEXAS FRIO-VICKSBURG TREND

      This trend encompasses the Amazon, Aubrey, Encinitas, Picasso, Everest, and Santellana 3-D project areas, covering about 600 square miles, and spans parts of Brooks, Starr, and Hidalgo Counties in South Texas. The Company's average working interests range from 100% in the Santellana area to 22.5% in the Encinitas area. There were nine wells drilled in this trend in 1999. At year-end 1999, Edge's net production from this area was approximately 8.9 MMcfe per day. The focus for this area will be deeper drilling in the Vicksburg formation. Two wells are currently planned for this area in 2000.

SOUTH TEXAS FRIO-WILCOX TREND

      This trend encompasses the O'Connor Ranch, Leroy, Nita Austin, West Austin, Spartan and Spartan Extension, BTA, Tyler, Brandon, Hiawatha, Buckeye, Clayton, Bee County, and Cameron 3-D project areas, covering approximately 805 square miles in Duval, Webb, Live Oak, Bee and Goliad Counties. The Company's average working interests range from 0% to 100%. In some areas in this trend the Company has historically sold prospects retaining only a back-in working interest after payout. There were seven wells drilled in this trend during 1999. At year-end 1999, Edge's net production from this area was approximately 5.4 MMcfe per day. Edge currently plans to drill approximately 20 wells in this area during 2000, consisting of a combination of typical shallower Frio and Vicksburg wells plus select deeper Wilcox wells.

LOUISIANA

      During 1997, Edge began to reestablish activity in Louisiana where the Company had been historically active and has had prior exploratory successes. Early in its history, the Company developed and sold a number of South Louisiana exploration prospects including a prospect that became the Maurice Field, a field that has produced in excess of 100 Bcfe since its discovery in 1987. Edge currently has a 2.68% working interest in two wells in this field. During 1999 Edge participated in the drilling of three wells in South Louisiana, two of which were dry holes.

SOUTH LOUISIANA MARGTEX, BOLMEX TREND

      This trend is the focus of the Company's Genesis Project area in Acadia, Vermilion, Lafayette and St. Landry Parishes. The Company has reviewed approximately 500 square miles of 3-D seismic data covering this prolific natural gas trend and plans to drill at least one deep, high potential gas prospect in this area in 2000.

SOUTH LOUISIANA NODOSARIA EMBAYMENT TREND

      During 1998 the Company initiated the optioning, permitting and leasing of a 150 square mile area in St. Landry, Acadia and Lafayette Parishes. In late 1998, the Company brought two partners into the project and contracted for the acquisition of 3-D seismic data over the area, which was completed in mid-1999. The Company and its partners will have exclusive rights to this data for a nine to twelve month period after which the seismic contractor has the right to sell the data to other interested parties. The seismic contractor paid for 30% of the permitting and acquisition costs for that marketing right. The Company retained a 45% working interest in the Nodosaria Embayment Project, while paying for only 20% of optioning and data acquisition costs, and its two partners each have a 27.5% working interest.

      The Nodosaria Embayment Project area had never been shot with 3-D seismic but is a prolific producer from older fields drilled based upon 2-D seismic data. The exploration focus of the project is balanced between intermediate, normally pressured 10,000 foot targets and deeper, geopressured 15,000 foot plus targets. Only five wells have been drilled below 15,000 feet on the northern half of the survey and only 28 wells have been drilled below 15,000 feet in the southern half. The Company's interpretation of the data is ongoing. The Company expects to spud the first well in this area early in the second quarter of 2000.

INVESTMENT IN FRONTERA RESOURCES CORPORATION

      In August 1997, the Company acquired 15,171 shares of Series D Preferred Stock of Frontera Resources Corporation ("Frontera") that are convertible into common stock. The Company paid $3.6 million for these shares.

Frontera develops and operates oil and gas projects in emerging market areas around the world. Frontera's focus is on known hydrocarbon-bearing basins, where technical risk is reduced. Frontera's first focus area is the onshore Kura Basin, along the energy corridor from the Caspian Sea to the Black Sea. Frontera currently holds interests in three large oil and gas fields in Azerbaijan and Georgia.

      Pursuant to a rights offering conducted by Frontera in November 1998, the Company agreed to purchase 44,027 shares of Frontera common stock (the "Frontera Common Stock") plus such additional shares, if necessary, to maintain its then current 8.73% interest of the partially diluted outstanding Frontera Common Stock (assuming conversion of all preferred stock). As a result, the Company paid Frontera $116,671 in December 1998 for 44,027 shares of Frontera Common Stock, $5,626 in January 1999 for 2,123 shares of Frontera Common Stock and $116,672 in April 1999 for 44,027 shares of Frontera Common Stock to bring its total investment in Frontera to $3,867,233.

MARKETING

      The Company's production is marketed to third parties consistent with industry practices. Typically, oil is sold at the well-head at field-posted prices and natural gas is sold under contract at a negotiated price based upon factors normally considered in the industry, such as distance from the well to the transportation pipeline, well pressure, estimated reserves, quality of natural gas and prevailing supply/demand conditions.

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

      The Company markets its own production where feasible with a combination of market-sensitive pricing and forward-fixed pricing. Forward pricing is utilized to take advantage of anomalies in the futures market and to hedge a portion of the Company's production at prices exceeding forecast. All such hedging transactions provide for financial rather than physical settlement. See
ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--General Overview."

      Despite the measures taken by the Company to attempt to control price risk, the Company remains subject to price fluctuations for natural gas sold in the spot market due primarily to seasonality of demand and other factors beyond the Company's control. Domestic oil prices generally follow worldwide oil prices, which are subject to price fluctuations resulting from changes in world supply and demand. The Company continues to evaluate the potential for reducing these risks by entering into, and expects to enter into, additional hedge transactions in future years. In addition, the Company may also close out any portion of hedges that may exist from time to time as determined to be appropriate by management. During the three years ended December 31, 1999, the Company had in place several natural gas commodity collars with a financial institution covering 5,000 - 20,000 MMbtus per day, or approximately 30% - 100% of the Company's daily natural gas production. Prices received float between a floor and cap price per MMbtu, (delivered price basis, Houston Ship Channel), with settlement for each calendar month occurring five business days following the publishing of the Inside F.E.R.C. Gas Marketing Report. Included within natural gas revenues for the three years ended December 31, 1999 was approximately $(1.1) million, $482,000, and $33,000 respectively, representing net (losses) and net gains from hedging activity. During December 1999, the Company entered into a crude oil fixed price swap. The number of barrels of oil per day ("BOD") and the related fixed price subject to the oil price swap are as follows: i) January 1, 2000 - March 31, 2000, 150 BOD, swap at $25.60, ii) April 1, 2000 - June 30, 2000, 125 BOD, swap at $22.87, iii) July 1, 2000 - September
30, 2000, 60 BOD, swap at $21.47, and iv) October 1, 2000 - December 31, 2000,
50 BOD, swap at $ 20.46. At December 31, 1999 and 1998, the fair value, net gain
(loss), of outstanding hedges was approximately $15,000 and $(292,000), respectively. Subsequent to December 31, 1999, the Company entered into three natural gas collars. The natural gas collars cover the following MMbtu per day and floor and ceiling per MMbtu prices: i) February 1, 2000 - February 29, 2000, 6,000 MMbtu per day, $2.20 floor - $2.31 ceiling, ii) March 1, 2000 - April 30, 2000, 6,000 MMbtu per day, $2.20 floor - $2.50 ceiling, and iii) May 1, 2000 - September 30, 2000, 9,000 MMbtu per day, $2.05 floor - $2.63 ceiling.

 COMPETITION

      The Company encounters competition from other oil and natural gas companies in all areas of its operations, including the acquisition of exploratory prospects and proven properties. The Company's competitors include major integrated oil and natural gas companies and numerous independent oil and natural gas companies, individuals and drilling and income programs. Many of its competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than the Company's and which, in many instances, have been engaged in the oil and natural gas business for a much longer time than the Company. Such companies may be able to pay more for exploratory prospects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company's financial or human resources permit. In addition, such companies may be able to expend greater resources on the existing and changing technologies that the Company believes are and will be increasingly important to the current and future success of oil and natural gas companies. The Company's ability to explore for oil and natural gas reserves and to acquire additional properties in the future will be dependent upon its ability to conduct its operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. The Company believes that its technological expertise, its exploration, land, drilling and production capabilities and the experience of its management generally enable it to compete effectively. Many of the Company's competitors, however, have financial resources and exploration and development budgets that are substantially greater than those of the Company, which may adversely affect the Company's ability to compete with these companies.

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

      REGULATION OF SALES AND TRANSPORTATION OF NATURAL GAS. Federal legislation and regulatory controls have historically affected the price of natural gas produced by the Company and the manner in which such production is transported and marketed. Under the Natural Gas Act of 1938, the Federal Energy Regulatory Commission (the "FERC") regulates the interstate transportation and the sale in interstate commerce for resale of natural gas. The FERC's jurisdiction over interstate natural gas sales was substantially modified by the Natural Gas Policy Act, under which the FERC continued to regulate the maximum selling prices of certain categories of gas sold in "first sales" in interstate and intrastate commerce. Effective January 1, 1993, however, the Natural Gas Wellhead Decontrol Act (the "Decontrol Act") deregulated natural gas prices for all "first sales" of natural gas, including all sales by the Company of its own production. As a result, all of the Company's domestically produced natural gas may now be sold at market prices, subject to the terms of any private contracts which may be in effect. The FERC's jurisdiction over natural gas transportation was not affected by the Decontrol Act.

      The Company's natural gas sales are affected by intrastate and interstate gas transportation regulation. Beginning in 1985, the FERC adopted regulatory changes that have significantly altered the transportation and marketing of natural gas. These changes were intended by the FERC to foster competition by, among other things, transforming the role of interstate pipeline companies from wholesaler marketers of gas to the primary role of gas transporters. All gas marketing by the pipelines was required to be divested to a marketing affiliate, which operates separately from the transporter and in direct competition with all other merchants. As a result of the various omnibus rulemaking proceedings in the late 1980s and the individual pipeline restructuring proceedings of the early to mid-1990s, the interstate pipelines are now required to provide open and nondiscriminatory transportation and transportation-related services to all producers, gas marketing companies, local distribution companies, industrial end users and other customers seeking service. Through similar orders affecting intrastate pipelines that provide similar interstate services, the FERC expanded the impact of open access regulations to intrastate commerce.

      More recently, the FERC has pursued other policy initiatives that have affected natural gas marketing. Most notable are (i) the large-scale divestiture of interstate pipeline-owned gas gathering facilities to affiliated or non-affiliated companies, (ii) further development of rules governing the relationship of the pipelines with their marketing affiliates, (iii) the publication of standards relating to the use of electronic bulletin boards and electronic data exchange by the pipelines to make available transportation information on a timely basis and to enable transactions to occur on a purely electronic basis, (iv) further review of the role of the secondary market for released pipeline capacity and its relationship to open access service in the primary market and (v) development of policy and promulgation of orders pertaining to its authorization of market-based rates (rather than traditional cost-of-service based rates) for transportation or transportation-related services upon the pipeline's demonstration of lack of market control in the relevant service market. It remains to be seen what effect the FERC's other activities will have on access to markets, the fostering of competition and the cost of doing business.

      As a result of these changes, sellers and buyers of gas have gained direct access to the particular pipeline services they need and are better able to conduct business with a larger number of counterparties. The Company believes these changes generally have improved the Company's access to markets while, at the same time, substantially increasing competition in the natural gas marketplace. The Company cannot predict what new or different regulations the FERC and other regulatory agencies may adopt, or what effect subsequent regulations may have on the Company's activities.

      In the past, Congress has been very active in the area of gas regulation. However, as discussed above, the more recent trend has been in favor of deregulation and the promotion of competition in the gas industry. Thus, in addition to "first sale" deregulation, Congress also repealed incremental pricing requirements and gas use restraints previously applicable. There are other legislative proposals pending in the Federal and state legislatures which, if enacted, would significantly affect the petroleum industry. At the present time, it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on the Company. Similarly, and despite the trend toward federal deregulation of the natural gas industry, whether or to what extent that trend will continue, or what the ultimate effect will be on the Company's sales of gas, cannot be predicted.

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

      OIL PRICE CONTROLS AND TRANSPORTATION RATES. Sales of crude oil, condensate and gas liquids by the Company are not currently regulated and are made at market prices. The price the Company receives from the sale of these products may be affected by the cost of transporting the products to market. Effective as of January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. These regulations have generally been approved on judicial review. Beginning later this year, the FERC will conduct a scheduled review of the indexing system. Any changes resulting from that review, however, would not take effect until July 2001. The FERC's regulation of oil transportation rates may tend to increase the cost of transporting oil and natural gas liquids by interstate pipeline, although the annual adjustments may result in decreased rates in a given year. The Company is not able at this time to predict the effects of these regulations, if any, on the transportation costs associated with oil production from the Company's oil producing operations.

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

EMPLOYEES

      At December 31, 1999, the Company had 45 full-time employees, primarily professionals, including nine geologists/geophysicists, four geo-technicians, four landmen and three engineers. The Company believes that its relationships with its employees are good. None of the Company's employees are covered by a collective bargaining agreement. From time to time, the Company utilizes the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well site surveillance, permitting and environmental assessment. Field and on-site production operation services, such as pumping, maintenance, dispatching, inspection and testing are generally provided by independent contractors.

      On December 31, 1999, but effective January 3, 2000, James D. Calaway, President and Chief Operating Officer and effective December 31, 1999, Brian Baumler, Controller and Treasurer, resigned their positions with the Company. Edge has no plans to replace either person. During December 1999, the Company's Board of Directors approved a workforce reduction program due to reduced workflow and staffing redundancies. Twelve existing positions were eliminated leaving the company with 33 employees.

OFFICE AND EQUIPMENT

      The Company maintains its executive offices at Texaco Heritage Plaza, 1111 Bagby, Suite 2100, Houston, Texas. During 1997 the Company entered into a lease, expiring February 3, 2003, for these offices covering 28,206 square feet of office space.

FORWARD LOOKING INFORMATION AND RISK FACTORS

      Certain of the statements contained in all parts of this document (including the portion, if any, to which this Form 10-K is attached), including, but not limited to, those relating to the Company's drilling plans, its 3-D project portfolio, future G&A on per unit of production basis, increases in wells operated, future growth, effects of the Frontera investment, future exploration, future seismic data (including timing and results), expansion of operation, generation of additional prospects, review of outside generated prospects and acquisitions, additional reserves and reserve increases, enhancement of visualization and interpretation strengths, expansion and improvement of capabilities, new credit facilities, attraction of new members to the exploration team, new prospects and drilling locations, future capital expenditures (or funding thereof), sufficiency of future working capital, borrowings and capital resources and liquidity, resumption of production from Wheeler Property wells, expectation or timing of reaching payout, effects of legal proceedings, drilling plans, including scheduled and budgeted wells, the number, timing or results of any wells, the plans for timing, interpretation and results of new or existing seismic surveys or seismic data, future production or reserves, future acquisition of leases, lease options or other land rights and any other statements regarding future operations, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts are forward looking statements. These forward-looking statements reflect the Company's current view of future events and financial performance. When used in this document, the words "budgeted," "anticipate," "estimate," "expect," "may," "project," "believe," "potential" and similar expressions are intended to be among the statements that identify forward looking statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future events, or otherwise. Such statements involve risks and uncertainties, including, but not limited to, the numerous risks and substantial and uncertain costs associated with exploratory drilling, the volatility of oil and natural gas prices and the effects of relatively low prices for the Company's products, conducting successful exploration and development in order to maintain reserves and revenues in the future, operating risks of oil and natural gas operations, the Company's dependence on key personnel, the Company's ability to utilize changing technology and the risk of technological obsolescence, significant capital requirements of the Company's exploration and development and technology development programs, governmental regulation and liability for environmental matters, management of growth and the related demands on the Company's resources, competition from larger oil and natural gas companies, the potential inaccuracy of estimates of oil and natural gas reserve data, property acquisition risks, the potential impact of foreign political and economic developments on the Company's foreign investments, and other factors detailed in this document and the Company's other filings with the Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

EXPLORATORY DRILLING IS A SPECULATIVE ACTIVITY AND INVOLVES NUMEROUS RISKS AND SUBSTANTIAL AND UNCERTAIN COSTS

      The success of the Company will be materially dependent upon the success of its future exploratory drilling program. Exploratory drilling involves numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond the Company's control, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs or delivery crews and the delivery of equipment. Although the Company believes that its use of 3-D seismic data and other advanced technology should increase the probability of success of its exploratory wells and should reduce average finding costs through elimination of prospects that might otherwise be drilled solely on the basis of 2-D seismic data and other traditional methods, exploratory drilling remains a speculative activity. Even when fully utilized and properly interpreted, 3-D seismic data and visualization techniques only assist geoscientists in identifying subsurface structures and do not allow the interpreter to know if hydrocarbons will in fact be present in such structures if they are drilled. In addition, the use of 3-D seismic data and such technologies requires greater pre-drilling expenditures than traditional drilling strategies and the Company could incur losses as a result of such expenditures. The Company's future drilling activities may not be successful and, if unsuccessful, such failure will have an adverse effect on the Company's future results of operations and financial condition. There can be no assurance that the Company's overall drilling success rate or its drilling success rate for activity within a particular project area will not decline. Although the Company may discuss drilling prospects that it has identified or budgeted for, the Company may ultimately not lease or drill these prospects within the expected time frame, or at all. The Company may identify prospects through a number of methods, some of which do not include interpretation of 3-D or other seismic data. The drilling and results for these prospects may be particularly uncertain. The Company may not be able to lease or drill a particular prospect because, in some cases, it identifies a prospect or drilling location before seeking an option or lease rights in the prospect or location. Similarly, the Company's drilling schedule may vary from its capital budget. See
ITEM 7.-- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--General Overview" and ITEMS 1 AND 2.--"BUSINESS AND PROPERTIES--SIGNIFICANT PROJECT AREAS."

OIL AND NATURAL GAS PRICES ARE HIGHLY VOLATILE IN GENERAL AND LOW PRICES NEGATIVELY AFFECT THE COMPANY'S FINANCIAL RESULTS

      The Company's revenues, profitability, cash flow, future growth and ability to borrow funds or obtain additional capital, as well as the carrying value of its properties, are substantially dependent upon prevailing prices of oil and natural gas. The Company's reserves are predominantly natural gas; therefore changes in natural gas prices may have a particularly large impact on its financial results. Lower oil and natural gas prices also may reduce the amount of oil and natural gas that the Company can produce economically. Historically, the markets for oil and natural gas have been volatile, and such markets are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions, the foreign supply of oil and natural gas, the price of foreign imports and overall economic conditions. It is impossible to predict future oil and natural gas price movements with certainty. Declines in oil and natural gas prices may materially adversely affect the Company's financial condition, liquidity, and ability to finance planned capital expenditures and results of operations. See ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--GENERAL OVERVIEW" and ITEMS 1 AND 2.--"BUSINESS AND PROPERTIES--MARKETING."

      The Company reviews on a quarterly basis the carrying value of its oil and natural gas properties under the applicable rules of the commission. Under these rules, the carrying value of proved oil and natural gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%. Application of this "ceiling" test generally requires pricing future revenue at the unescalated prices in effect as of the end of each fiscal quarter and requires a write down for accounting purposes if the ceiling is exceeded, even if prices declined for only a short period of time. The Company has in the past and may in the future be required to write down the carrying value of its oil and natural gas properties when oil and natural gas prices are depressed or unusually volatile. Whether the Company will be required to take such a charge will depend on the prices for oil and natural gas at the end of any quarter and the effect of reserve additions or revisions and capital expenditures during such quarter. If a write down is required, it would result in a charge to earnings and would not impact cash flow from operating activities.

      In order to reduce its exposure to short-term fluctuations in the price of oil and natural gas, the Company periodically enters into hedging arrangements. The Company's hedging arrangements apply to only a portion of its production and provide only partial price protection against declines in oil and natural gas prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden, unexpected event materially impacts oil or natural gas prices. In addition, the Company's hedging arrangements limit the benefit to the Company of increases in the price of oil and natural gas. See ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--GENERAL OVERVIEW" and ITEMS 1 AND 2.--"BUSINESS AND PROPERTIES--MARKETING." MAINTAINING RESERVES AND REVENUES IN THE FUTURE DEPENDS ON SUCCESSFUL EXPLORATION AND DEVELOPMENT

      In general, the volume of production from oil and natural gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent the Company acquires properties containing proved reserves or conducts successful exploration and development activities, or both, the proved reserves of the Company will decline. The Company's future oil and natural gas production is, therefore, highly dependent upon its level of success in finding or acquiring additional reserves. In addition, the Company is dependent on finding partners for its exploratory activity. To the extent that others in the industry do not have the financial resources or choose not to participate in the Company's exploration activities, the Company will be adversely affected.

THE COMPANY IS SUBJECT TO SUBSTANTIAL OPERATING RISKS

      The oil and natural gas business involves certain operating hazards such as well blowouts, mechanical failures, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pollution, releases of toxic gas and other environmental hazards and risks. The Company could suffer substantial losses as a result of any of these events. The Company is not fully insured against all risks incident to its business.

      The Company is not the operator of some of its wells. As a result, its operating risks for those wells and its ability to influence the operations for these wells is less subject to its control. Operators of these wells may act in ways that are not in the best interests of the Company. See ITEMS 1 AND 2.--"BUSINESS AND PROPERTIES--OPERATING HAZARDS AND INSURANCE."

THE LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT THE COMPANY

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

THE COMPANY'S SUCCESS DEPENDS ON ITS ABILITY TO UTILIZE CHANGING TECHNOLOGY AND IT FACES THE RISK OF TECHNOLOGICAL OBSOLESCENCE

      The Company believes that its ability to utilize state of the art technologies currently gives it an advantage over many of its competitors. This advantage, however, is based in part upon technologies developed by others, and the Company may not be able to maintain this advantage. The Company's business is dependent upon utilization of changing technology. As a result, the Company's ability to adapt to evolving technologies, obtain new products and maintain technological advantages will be important to its future success. There can be no assurance that the Company will be able to successfully utilize, or expend the financial resources necessary to acquire, new technology. One or more of the technologies currently utilized by the Company or implemented in the future may become obsolete. If any of these events were to occur, the Company's business, financial condition and results of operations could be materially adversely affected. See ITEMS 1 AND 2.--"BUSINESS AND PROPERTIES--Exploration Technology."

THE COMPANY'S OPERATIONS HAVE SIGNIFICANT CAPITAL REQUIREMENTS

      The Company has experienced and expects to continue to experience substantial working capital needs due to its active exploration and development and technology development programs. Additional financing may be required in the future to fund the Company's growth and developmental and exploratory drilling and continued technological development. No assurances can be given as to the availability or terms of any such additional financing that may be required or that financing will continue to be available under existing or new credit facilities. In the event such capital resources are not available to the Company, its drilling and other activities may be curtailed. See ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources."

GOVERNMENT REGULATION AND LIABILITY FOR ENVIRONMENTAL MATTERS MAY ADVERSELY AFFECT THE COMPANY'S BUSINESS AND RESULTS OF OPERATIONS

      Oil and natural gas operations are subject to various federal, state and local government regulations, which may be changed from time to time. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity in order to conserve supplies of oil and natural gas are federal, state and local laws and regulations primarily relating to protection of human health and the environment are applicable to the development, production, handling, storage, transportation and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations. In addition, the Company may be liable for environmental damages caused by previous owners of property it purchases or leases. As a result, the Company may incur substantial liabilities to third parties or governmental entities. The Company is also subject to changing and extensive tax laws, the effects of which cannot be predicted. The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on the Company. See ITEMS 1 AND 2.--"BUSINESS AND PROPERTIES--INDUSTRY REGULATIONS."

THE COMPANY MAY HAVE DIFFICULTY MANAGING ITS GROWTH AND THE RELATED DEMANDS ON ITS RESOURCES AND MAY HAVE DIFFICULTY IN ACHIEVING FUTURE GROWTH

The Company has experienced growth in the past through the expansion of its drilling program. The Company's growth has placed, and is expected to continue to place, a significant strain on the Company's financial, technical, operational and administrative resources. Any future growth will place additional demands on those resources. The Company's ability to continue its growth will depend upon a number of factors, including its ability to identify and acquire new exploratory sites, its ability to develop existing sites, its ability to continue to retain and attract skilled personnel, the results of its drilling program, hydrocarbon prices and access to capital. There can be no assurance that the Company will be successful in achieving growth or any other aspect of its business strategy.

THE COMPANY FACES STRONG COMPETITION FROM LARGER OIL AND NATURAL GAS COMPANIES

      The Company's competitors include major integrated oil and natural gas companies and numerous independent oil and natural gas companies, individuals and drilling and income programs. Many of its competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than the Company. The Company may not be able to successfully conduct its operations, evaluate and select suitable properties and consummate transactions in this highly competitive environment. Specifically, these larger competitors may be able to pay more for exploratory prospects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company's financial or human resources permit. In addition, such companies may be able to expend greater resources on the existing and changing technologies that the Company believes are and will be increasingly important to attaining success in the industry. SEE ITEMS 1 AND 2.--"BUSINESS AND PROPERTIES--COMPETITION."

THE OIL AND NATURAL GAS RESERVE DATA INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS DOCUMENT ARE ONLY ESTIMATES AND MAY PROVE TO BE INACCURATE

      There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values. The reserve data in this report represent only estimates which may prove to be inaccurate because of these uncertainties. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and natural gas reserves depend upon a number of variable factors, such as historical production from the area compared with production from other producing areas and assumptions concerning effects of regulations by governmental agencies, future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, some or all of these assumptions may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers but at different times may vary substantially. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates, and such variances may be material. The information regarding discounted future net cash flows included in this report should not be considered as the current market value of the estimated oil and natural gas reserves attributable to the Company's properties. As required by the Commission, the estimated discounted future net cash flows from proved reserves are based on prices and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as the amount and timing of actual production, supply and demand for oil and natural gas, increases or decreases in consumption, and changes in governmental regulations or taxation. In addition, the 10% discount factor, which is required by the

Commission to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and natural gas industry in general. See ITEMS 1 AND 2.--"BUSINESS AND PROPERTIES--Oil and Natural Gas Reserves."

THE COMPANY'S CREDIT FACILITY HAS SUBSTANTIAL OPERATING RESTRICTIONS AND FINANCIAL COVENANTS AND IT MAY HAVE DIFFICULTY OBTAINING ADDITIONAL CREDIT

      The limited availability of additional credit under the current terms of the Company's revolving credit facility reduces the Company's flexibility to changing business and economic conditions and limits its ability to increase the Company's capital expenditures. The Company's credit facility is secured by a pledge of substantially all of the Company's assets and has covenants that limit additional borrowings, sales of assets and that prohibit the payment of dividends, the incurrence of liens and limit the distributions of cash or properties. The restrictions of the Company's credit facility and the difficulty in obtaining additional debt financing may have adverse consequences on the Company's operations and financial results, including the Company's ability to obtain financing for working capital, capital expenditures, the Company's drilling program, purchases of new technology or other purposes may be impaired or such financing may be on terms unfavorable to the Company; the Company may be required to use a substantial portion of its cash flow to make debt service payments, which will reduce the funds that would otherwise be available for operations and future business opportunities; a substantial decrease in the Company's operating cash flow or an increase in its expenses could make it difficult for it to meet debt service requirements and require it to modify operations; and the Company may become more vulnerable to downturns in its business or the economy generally.

      The Company's ability to obtain and service indebtedness will depend on its future performance, including its ability to manage cash flow and working capital, which are in turn subject to a variety of factors beyond its control. The Company's business may not generate cash flow at or above anticipated levels or it may not be able to borrow funds in amounts sufficient to enable us to service indebtedness, make anticipated capital expenditures or finance its drilling program. If the Company are unable to generate sufficient cash from operations or to borrow sufficient funds in the future to service its debt, the Company may be required to curtail portions of its drilling program, sell assets, reduce capital expenditures, refinance all or a portion of its existing debt or obtain additional financing. The Company may not be able to refinance its debt or obtain additional financing, particularly in view of current industry conditions, the restrictions on its ability to incur debt under its existing debt arrangements, and the fact that substantially all of its assets are currently pledged to secure obligations under its bank credit facility. See
Item 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Revolving Credit Facility."

THE COMPANY'S ACQUISITION PROGRAM MAY BE UNSUCCESSFUL, PARTICULARLY IN LIGHT OF THE COMPANY'S LIMITED ACQUISITION EXPERIENCE

      The Company generally seeks to explore for oil and natural gas rather than to purchase producing properties. Because the Company has not typically purchased properties, it may not be in as good a position as its more experienced competitors to execute a successful acquisition program. The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other factors. Such assessments, and even when performed by experienced companies, are necessarily inexact and their accuracy inherently uncertain. The Company's review of subject properties, which generally includes on-site inspections and the review of reports filed with various regulatory entities, will not reveal all existing or potential problems, deficiencies and capabilities. The Company may not always perform inspections on every well, and may not be able to observe structural and environmental problems even when it undertakes an inspection. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of such problems. There can be no assurances that any acquisition of property interests by the Company will be successful and, if unsuccessful, that such failure will not have an adverse effect on the Company's future results of operations and financial condition.

FOREIGN POLITICAL AND ECONOMIC DEVELOPMENTS MAY HURT THE COMPANY'S FOREIGN INVESTMENTS

      The Company's investment in Frontera Resources Corporation , which operates in among other places, the former Soviet Republic of Georgia, Azerbaijan and Bolivia, could expose it to risks related to overseas operations. Operations in foreign countries can be subject to a variety of local laws and regulations requiring qualifications, use of local labor, the provision of financial assurances or other restrictions and conditions on operations. Foreign operations can also be subject to risks of war, civil disturbances, political instability, unenforceability of foreign contracts, problems in the relationship between a foreign country and the United States, fluctuations in currency exchange rates and governmental activities that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Local laws and regulations and events like those described above could limit Frontera's ability to operate in foreign countries or otherwise have a material adverse affect on the value of the Company's investment.

YEAR 2000

      The Company completed its assessment of the year 2000 processing issues of its internal technology systems, considering current financial and accounting, production, land and geological computer systems and software utilized by the Company during the third quarter of 1999. Due to the need for improved management reporting, the Company replaced its existing financial and accounting, production and land applications with new software, which is year 2000 compliant. As of December 31, 1999, the Company had incurred approximately $206,000 converting to its new financial and accounting system and software and production and land applications. These costs have been funded from cash flows from operations and the cost of the new software and necessary hardware upgrades have been capitalized.

      The Company experienced no Year 2000 problems either internally or as related to third parties.

THE COMPANY DOES NOT INTEND TO PAY DIVIDENDS AND ITS ABILITY TO PAY DIVIDENDS IS RESTRICTED

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

THE COMPANY CANNOT MARKET ITS PRODUCTION WITHOUT THE ASSISTANCE OF THIRD PARTIES

      The marketability of the Company's production depends upon the proximity of its reserves to, and the capacity of facilities, third party services and including oil and natural gas gathering systems, pipelines, trucking or terminal facilities, and processing facilities. The unavailability or lack of capacity of such services and facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. A shut-in or delay or discontinuance could adversely affect the Company's financial condition. In addition, Federal and state regulation of oil and natural gas production and transportation affect the Company's ability to produce and market its oil and natural gas on a profitable basis.

PROVISIONS OF DELAWARE LAW AND THE COMPANY'S CHARTER AND BYLAWS MAY DELAY OR PREVENT TRANSACTIONS THAT WOULD BENEFIT STOCKHOLDERS

      The Company's Certificate of Incorporation and Bylaws and the Delaware General Corporation Law contain provisions that may have the effect of delaying, deferring or preventing a change of control of the Company. These provisions, among other things, provide for a classified Board of Directors with staggered terms, restrict the ability of stockholders to take action by written consent, authorize the Board of Directors to set the terms of Preferred Stock, and restrict the Company's ability to engage in transactions with 15% stockholders.

      Because of these provisions, persons considering unsolicited tender offers or other unilateral takeover proposals may be more likely to negotiate with the Company's board of directors rather than pursue non-negotiated takeover attempts. As a result, these provisions may make it more difficult for stockholders of the Company to benefit from transactions that are opposed by an incumbent board of directors.

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

    PLANT PRODUCTS. Are liquids generated by a plant facility and include propane, iso-butane, normal butane, pentane and ethane.

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

JOHN W. ELIAS has served as the Chief Executive Officer and Chairman of the Board of the Company since November 1998. Mr. Elias is a member (chairman) of the Nominating Committee of the Board. From April 1993 to September 30, 1998, he served in various senior management positions, including Executive Vice President, of Seagull Energy Corporation, a company engaged in oil and natural gas exploration, development and production and pipeline marketing. Prior to April, 1993 Mr. Elias served in various positions including senior management positions with Amoco Corporation, a major integrated oil and gas company. Mr. Elias has more than 35 years of experience in the oil and natural gas exploration and production business. He is 59 years old. Mr. Elias' current term as director of the Company expires in 2000.

MICHAEL G. LONG has served as Senior Vice President and Chief Financial Officer of the Company since December 1996. Mr. Long served as Vice President-Finance of W&T Offshore, Inc., an oil and natural gas exploration and production company, from July 1995 to December 1996. From May 1994 to July 1995, he served as Vice President of the Southwest Petroleum Division for Chase Manhattan Bank, N.A. Prior thereto, he served in various capacities with First National Bank of Chicago, most recently that of Vice President and Senior Corporate Banker of the Energy and Transportation Department, from March 1992 to May 1994. Mr. Long received a B.A. in Political Science and a M.S. in Economics from the University of Illinois. Mr. Long is 47 years old.

JAMES D. CALAWAY served as the President and Chief Operating Officer and as a Director of the Company from December 1996 through December 31, 1999. On December 31, 1999, but effective January 3, 2000, James D. Calaway resigned as President, Chief Operating Officer and a director of the Company.

BRIAN C. BAUMLER served as Controller of the Company from June 1997 and as treasure since August 1997. Effective December 31, 2000, Brian C. Baumler resigned as Controller and Treasurer of the Company.

ROBERT C. THOMAS has served as Vice President, General Counsel and Corporate Secretary since March 1997. From February 1991 to March 1997, he served in similar capacities for the Company's corporate predecessor. From 1988 to January, 1991, he was associate and acting general counsel for Mesa Limited Partnership in Amarillo, Texas. Mr. Thomas holds a B.S. degree in Finance and a J.D. degree in Law from the University of Texas at Austin.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 3, 2000, the Company estimates there were approximately 231 beneficial holders of its Common Stock. The Company's Common Stock is listed on the NASDAQ National Market ("NASDAQ") and traded under the symbol "EPEX". As of March 3, 2000, the Company had 9,182,023 shares outstanding and its closing price on NASDAQ was $3.00 per share. The following table sets forth, for the periods indicated, the high and low closing sales prices for Common Stock of the Company as listed on NASDAQ.

                                          COMMON STOCK
                                        HIGH         LOW
CALENDAR 1999                           ($)          ($)
-------------------------------------   ----         ----
QUARTER:
     First...........................   5 3/4        4 1/8
     Second..........................   7 1/2        4 5/8
     Third...........................   7 1/4        5 5/8
     Fourth..........................   7 1/4        2 1/2

                                          COMMON STOCK
                                        HIGH         LOW
CALENDAR 1998                           ($)          ($)
-------------------------------------   ----         ----
QUARTER:
     First...........................   14           9 1/4
     Second..........................   13 3/4      10 5/8
     Third...........................   11 7/8       7 7/8
     Fourth..........................   10 1/8       4 1/8

------------

      The Company has never paid a dividend, cash or otherwise and does not intend to in the foreseeable future. The payment of future dividends will be determined by the Company's Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements, restrictions in financing agreements, business conditions and other factors. See ITEMS 1 AND 2.--BUSINESS AND PROPERTIES--"FORWARD LOOKING INFORMATION AND RISK FACTORS--Absence of Dividends on Common Stock."

      Pursuant to a Purchase and Sale Agreement dated as of November 9, 1999, the Company sold 18,872 shares of Common Stock to Mr. James C. Calaway. In exchange for such stock, the Company received from Mr. Calaway his working interests in all the Company's prospects, leases and areas of mutual interest. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof as a transaction not involving any public offering.

ITEM 6.  SELECTED FINANCIAL DATA
      The following table sets forth selected financial data regarding the Company as of and for each of the periods indicated. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto, which follow:

                                                      YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------
                                         1999        1998        1997      1996(3)    1995(3)
                                       ---------  ----------  ----------   -------    -------
                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONAL DATA:
     Oil and natural gas revenue       $  14,486  $   15,463  $   13,468   $ 7,719    $ 2,040
     Costs and expenses:
       Oil and natural gas operating
          expenses including
          production and ad valorem
          taxes                            3,039       3,376       2,331     1,600        686
       Depletion, depreciation and
          amortization                     8,512      10,002       2,876     1,613        813
       Impairment of oil and natural
          gas properties                              10,013
       General and administrative
          expenses                         4,528       4,583       4,641     2,753      2,484
       Unearned compensation expense         350         621         513
       Other charge                        1,688       2,898
                                       ---------  ----------  ----------   -------    -------
          Total operating expenses        18,117      31,493      10,361     5,966      3,983
                                       ---------  ----------  ----------   -------    -------
     Operating income (loss)              (3,631)    (16,030)      3,107     1,753     (1,943)
     Interest expense                       (130)        (90)       (183)     (859)      (315)
     Interest income                          52         133         901
     Gain on sale of oil and gas
       property                                                                         3,337
     Other income                                                              233
                                       ---------  ----------  ----------   -------    -------
     Net income (loss) before income
       taxes, minority interest and
       cumulative effect of
       accounting change                  (3,709)    (15,987)      3,825     1,127      1,079
     Net income tax (expense) benefit                    983                  (394)      (397)
     Minority interest                                                        (433)      (576)
                                       ---------  ----------  ----------   -------    -------
     Net income (loss) before
       cumulative effect of
       accounting change                  (3,709)    (15,004)      3,825       300        106
     Cumulative effect of accounting
       change                                          1,781
                                       ---------  ----------  ----------   -------    -------
     Net income (loss)                 $  (3,709) $  (13,223) $    3,825   $   300    $   106
                                       =========  ==========  ==========   =======    =======
     Basic income (loss) per
       share:(1)
       Net income (loss) before
          cumulative effect of
          accounting change            $   (0.43) $    (1.93) $     0.53   $  0.06    $  0.02
     Cumulative effect of accounting
       change                                           0.23
                                       ---------  ----------  ----------   -------    -------
       Basic earnings (loss) per
          share                        $   (0.43) $    (1.70) $     0.53   $  0.06    $  0.02
                                       =========  ==========  ==========   =======    =======
     Diluted income (loss) per
       share:(1)
       Net income (loss) before
          cumulative effect of
          accounting change            $   (0.43) $    (1.93) $     0.52   $  0.06    $  0.02
       Cumulative effect of
          accounting change                             0.23
                                       ---------  ----------  ----------   -------    -------
       Diluted earnings (loss) per
          share                        $   (0.43) $    (1.70) $     0.52   $  0.06    $  0.02
                                       =========  ==========  ==========   =======    =======
     Basic weighted average number of
       shares outstanding(1)               8,680       7,759       7,275     4,701      4,701
     Diluted weighted average number
       of shares outstanding(1)            8,680       7,759       7,320     4,701      4,701
STATEMENT OF CASH FLOW DATA:
     EBITDA(2)                         $   4,933  $    4,118  $    6,884   $ 3,166    $ 1,631
     Capital expenditures                 14,588      34,824      29,874    10,467      8,512
     Net cash provided by (used in)
       operating activities                5,913      11,983       4,145     2,278       (927)
     Net cash used in investing
       activities                         (7,259)    (27,989)    (31,177)   (5,651)    (1,154)
     Net cash provided by financing
       activities                          1,651      12,500      29,266     4,716      1,932

                                                         AS OF DECEMBER 31,
                                       ------------------------------------------------------
                                         1999        1998        1997      1996(3)    1995(3)
                                       ---------  ----------  ----------   -------    -------
                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
     Working capital                   $  (4,977) $   (8,255) $    7,603   $   690    $  (947)
     Property and equipment, net          45,976      47,259      36,663    11,989      7,911
     Total assets                         55,318      56,279      53,766    19,556      9,858
     Long-term debt including current
       maturities                          6,800      12,500                11,862      6,214
     Stockholders' equity (deficit)       42,174      36,956      47,911      (373)      (658)

      ---------------
(1) Basic and diluted earnings (loss) per share has been computed based on the net income (loss) shown above and assuming the 4,701,361 shares of Common Stock issued in connection with the Combination (as defined below in ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIOINS--"General Overview" ) were outstanding for all periods prior to the Combination, effective March 3, 1997.

(2) EBITDA represents income (loss) before cumulative effect of accounting change, interest expense, income taxes, depletion, depreciation and amortization and impairment. Management of the Company believes that EBITDA may provide additional information about the Company's ability to meet its future requirements for debt service, capital expenditures and working capital. EBITDA is a financial measure commonly used in the oil and natural gas industry and should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Because EBITDA excludes some, but not all, items that affect net income, this measure may vary among companies. The EBITDA data presented above may not be comparable to a similarly titled measure of other companies.

(3) The Combination (as defined herein) was accounted for as a reorganization of entities under common control. Accordingly, as of and for the two years in the period ended December 31, 1996, the consolidated accounts are presented using the historical costs and results of operations of the affiliated entities as if such entities had always been combined. Accordingly the consolidated financial statements include the accounts of Edge Petroleum Corporation, a Texas corporation, ("Old Edge") , and Edge Joint Venture II (the "Joint Venture). The Joint Venture interests not owned by Old Edge is recorded as minority interest.

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

      The Company uses the full-cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain general and administrative costs that are directly attributable to the Company's acquisition, exploration and development activities, are capitalized in a "full-cost pool" as incurred. The Company records depletion of its full-cost pool using the unit of production method. Investments in unproved properties are not subject to amortization until the proved reserves associated with the projects can be determined or until impaired. To the extent that capitalized costs subject to amortization in the full-cost pool (net of depletion, depreciation and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to operations. Once incurred, an impairment of oil and natural gas properties is not reversible at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with the Company's quarterly filings with the Commission. During the years ended December 31, 1999 and 1997 no full cost ceiling test write down was necessary. At December 31, 1998 the Company recorded a full cost ceiling test write down of its oil and natural gas properties of approximately $10.0 million.

      Due to the instability of oil and natural gas prices, the Company has entered into, from time to time, price risk management transactions (e.g., swaps and collars) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits the benefit to the Company of increases in the price of oil and natural gas it also limits the downside risk of adverse price movements. The Company's hedging arrangements typically apply to only a portion of its production, providing only partial price protection against declines in oil and natural gas prices and limiting potential gains from future increases in prices. The Company accounts for these transactions as hedging activities and, accordingly, gains and losses are included in oil and natural gas revenues during the period the hedged production occurs. At December 31, 1999 and 1998, the fair value, gain (loss), of outstanding hedges was approximately $15,000 and $(292,000), respectively (see
Note 4 to the consolidated financial statements).

      The Company's revenue, profitability and future rate of growth and ability to borrow funds or obtain additional capital, and the carrying value of its properties, are substantially dependent upon prevailing prices for oil and natural gas. These prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. Even though oil and natural gas commodity prices have recovered from recent low prices, a substantial or extended decline in oil and natural gas prices could have a material adverse effect on the Company's financial condition, results of operations and access to capital, as well as the quantities of oil and natural gas reserves that the Company may economically produce.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

REVENUE AND PRODUCTION

      Oil and natural gas revenues decreased 6% from $15.5 million in 1998 to $14.5 million in 1999. Production volumes for oil increased 32% from 141,774 Bbls in 1998 to 187,223 Bbls in 1999. The increase in oil production increased revenues by approximately $559,000, further increased by an 18% increase in average oil prices that increased revenues by approximately $423,000. Production volumes for natural gas decreased 10% from 6,284,495 Mcf in 1998 to 5,675,938 Mcf in 1999. The decrease in natural gas production reduced revenues by approximately $1.3 million. A 5% decrease in average natural gas prices reduced revenues by approximately $630,000. The overall net decrease in oil and natural gas production was primarily due to a sale of producing oil and natural gas properties effective July 1, 1999 which effectively reduced second half production by approximately 500,000 Mcfe. Oil and natural gas production was further reduced during 1999 by production declines from existing wells offset by production from 14 new gross, (5.34 net), producing exploratory and development wells drilled and completed since December 31, 1998. Included within natural gas revenues for the two years ended December 31, 1999 and 1998 was approximately $(1.1) million and $482,000, respectively, representing net (losses) and net gains from hedging activity. The hedging settlements decreased the effective average natural gas prices by $(0.19) per Mcf for the year ended December 31, 1999 and increased the effective average natural gas prices by $0.07 per Mcf for the year ended December 31, 1998.

      The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the years ended December 31, 1999 and 1998.

                                                                      1999 PERIOD COMPARED
                                                                         TO 1998 PERIOD
                                              DECEMBER 31,          ------------------------
                                        ------------------------     INCREASE     % INCREASE
                                           1999          1998       (DECREASE)    (DECREASE)
                                        ----------    ----------    ----------    ----------
PRODUCTION VOLUMES:
    Oil and condensate (Bbls)              187,223       141,774        45,449         32%
    Natural gas (Mcf)                    5,675,938     6,284,495      (608,557)       (10)%
    Natural gas equivalents (Mcfe)       6,799,276     7,135,139      (335,863)        (5)%
AVERAGE SALES PRICES:
    Oil and condensate ($ per Bbl)      $    14.55    $    12.29    $     2.26         18%
    Natural gas ($ per Mcf)                   2.07          2.18         (0.11)        (5)%
    Natural gas equivalent ($ per Mcfe)       2.13          2.17         (0.04)        (2)%
OPERATING REVENUES:
    Oil and condensate                  $2,723,505    $1,742,311    $  981,194         56%
    Natural gas                         11,762,490    13,721,121    (1,958,631)       (14)%
                                        ----------    ----------    ----------
Total                                   $14,485,995   $15,463,432   $ (977,437)        (6)%
                                        ==========    ==========    ==========

COSTS AND OPERATING EXPENSES

      Oil and natural gas operating expenses, including production and ad valorem taxes, decreased 10% from $3.4 million in 1998 to $3.0 million in 1999. Oil and natural gas operating expenses, including production and ad valorem taxes, on a unit of production basis were $0.45 per Mcfe and $0.47 per Mcfe for the years ended December 31, 1999 and 1998, respectively. The decrease in per unit costs reflects an intensive monitoring of field level costs plus the addition of several high volume low cost wells to the production stream during 1999.

      Depletion, depreciation and amortization expense ("DD&A") decreased 15% from $10.0 million in 1998 to $8.5 million in 1999. Included within DD&A for the years ended December 31, 1998 and 1999 was $9.3 million and $7.8 million, respectively, representing depletion expense of oil and natural gas properties. An 11% decrease in the overall depletion rate decreased depletion expense by approximately $1.0 million. The decrease in the depletion rate was primarily due to a full cost ceiling test write-down of oil and natural gas properties of approximately $10 million at December 31, 1998 offset by the abandonment of certain properties during the fourth quarter of 1999. Decreased oil and natural gas production further decreased depletion expense by approximately $436,000. Depletion on a unit of production basis for the years ended December 31, 1999 and 1998 was $1.15 per Mcfe and $1.30 per Mcfe, respectively. The remaining decrease in DD&A was due primarily to the amortization of deferred loan costs on the Revolving Credit Facility, which were fully amortized at March 31, 1999.

      The Securities and Exchange Commission requires that the carrying cost of proved reserves be assessed periodically for ceiling test impairment. At December 31, 1998, as a result of the Company's carrying cost of proved reserves being in excess of the present value using a discount rate of 10%, the Company recorded a full cost ceiling test write down of its oil and natural gas properties of approximately $10.0 million. At December 31, 1999, no ceiling test write down was necessary.

      General and administrative expenses ("G&A") decreased 1% from $4.6 million in 1998 to $4.5 million in 1999. Included as a reduction in G&A for the years ended December 31, 1999 and 1998, was approximately $285,000 and $743,000, respectively, of overhead reimbursements and management fees received from various management, operating and seismic agreements. Excluding the reduction of G&A attributable to overhead reimbursements, G&A decreased by approximately $558,000 due primarily to lower costs of outside professional services, discontinuing of international new business development and a Company-wide focus on cost reduction. General and administrative expenses on a unit of production basis for the years ended December 31, 1999 and 1998 were $0.67 per Mcfe and $0.64 per Mcfe, respectively. The increase in G&A on a per unit of production basis was due to lower production volumes during 1999 which were largely attributable to the mid-year sale of proved producing properties referred to above.

        Unearned compensation expense decreased 44% from $621,191 in 1998 to $349,623 in 1999. The amortization of unearned compensation expense is recognized from restricted stock granted to executives at the completion of the Offering. The decrease is due to the resignation of the former CEO and Chairman of the Board during November of 1998 whereby he vested in his remaining restricted stock grant. The Company charged to expense during 1998 his remaining unamortized unearned compensation upon his resignation.

       The other charge during 1999 of approximately $1.7 million primarily represents expenses incurred as a result of James D. Calaway's resignation as President and Chief Operating Officer and Director of the Company. As a result of his resignation the Company recorded a one-time charge of approximately $1.5 million to satisfy corporate obligations under his employment contract. Included in the $1.5 million is a $1.1 million non-cash amount relating to vesting of the remaining balance of Mr. James Calaway's restricted common stock award granted concurrent with the Company's Offering (see Note 8 to the consolidated financial statements). The balance of the special charge primarily represents an accrual for workforce reduction and cash payments to be paid to Mr. Calaway from the date of his resignation to December 31, 2000.

       The other charge during 1998 of approximately $2.9 million primarily represents expenses incurred as a result of John E. Calaway's resignation as Chairman of the Board, Chief Executive Officer ("CEO") and Director of the Company. As a result of his resignation the Company recorded a one-time charge of approximately $2.9 million to satisfy corporate obligations under his employment contract. Included in the $2.9 million is a $1.6 million non-cash amount relating to vesting of the remaining balance of Mr. John Calaway's restricted common stock award granted concurrent with the Company's Offering (see Note 8 to the consolidated financial statements). The balance of the special charge primarily represents cash payments to be paid to Mr. Calaway from the date of his resignation to January 2000.

      Interest expense for the years ended December 31, 1999 and 1998 was $130,067 and $90,075, respectively, net of interest capitalized to oil and natural gas properties of approximately $532,000 and $411,000, respectively. The weighted average debt was $8.4 million for the year ended December 31, 1999 compared to $7 million for the same period in 1998.

      Interest income for the year ended December 31, 1999 was $51,855 compared to $132,993 for the same period in 1998. The decrease was due to the Offering proceeds being fully deployed in operations by the end of the first quarter of 1998.

      For the year ended December 31, 1998, the Company had a tax benefit of $982,966. As a result of the cumulative effect of the accounting change, the Company recorded a provision for taxes payable during the second quarter of 1998 which the corresponding tax expense being recorded as a reduction of the cumulative effect of the accounting change. As a result of losses generated during the second half of 1998, a tax benefit was recognized to the extent of previously recorded provision for taxes payable. Due to the availability of net operating loss carry forwards and other net deferred tax assets there is no provision for current or deferred taxes for the year ended December 31, 1999. As of December 31, 1999 and 1998, the Company has available a substantial net operating loss carryforward and other net deferred tax assets and should the Company have taxable income in future periods a provision for tax expense will be provided.

      For the year ended December 31, 1999, the Company had an operating loss of $3.6 million as compared to an operating loss of $16.0 million in 1998. The significant decrease in the operating loss was primarily attributable to the full cost ceiling test write down of approximately $10.0 million recorded in 1998. The operating loss during 1999 was further decreased by lower DD&A, lower oil and natural gas operating expenses and lower G&A offset by lower oil and natural gas revenue which was reduced due to a decline in natural gas production (due to a mid-year property sale) and lower natural gas prices. Net loss for the year ended December 31, 1999 was $3.7 million, or basic and diluted loss per share of $0.43, as compared to net loss of $13.2 million, ( a net loss of $15.0 million before cumulative effect of accounting change), or basic and diluted loss per share of $1.70 for 1998.

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

                                                                          1998 PERIOD COMPARED
                                                                             TO 1997 PERIOD
                                                  DECEMBER 31,         -------------------------
                                           -------------------------    INCREASE      % INCREASE
                                               1998          1997      (DECREASE)     (DECREASE)
                                           -----------   -----------   -----------    ----------
PRODUCTION VOLUMES:
    Oil and condensate (Bbls)                  141,774       165,640       (23,866)       (14)%
    Natural gas (Mcf)                        6,284,495     4,298,859     1,985,636         46%
    Natural gas equivalents (Mcfe)           7,135,139     5,292,699     1,842,440         35%
AVERAGE SALES PRICES:
    Oil and condensate ($ per Bbl)         $     12.29   $     17.21   $     (4.92)       (29)%
    Natural gas ($ per Mcf)                       2.18          2.47         (0.29)       (12)%
    Natural gas equivalent ($ per Mcfe)           2.17          2.54         (0.37)       (15)%
OPERATING REVENUES:
    Oil and condensate                     $ 1,742,311   $ 2,850,600   $(1,108,289)       (39)%
    Natural gas                             13,721,121    10,617,442     3,103,679         29%
                                           -----------   -----------   -----------
Total                                      $15,463,432   $13,468,042   $ 1,995,390         15%
                                           ===========   ===========   ===========

COSTS AND OPERATING EXPENSES

      Oil and natural gas operating expenses, including production and ad valorem taxes, increased 45% from $2.3 million in 1997 to $3.4 million in 1998 due to increased production generated from new oil and natural gas wells drilled and completed in 1998. Oil and natural gas operating expenses, including production and ad valorem taxes, on a unit of production basis were $0.47 per Mcfe and $0.44 per Mcfe for the years ended December 31, 1998 and 1997, respectively.

      Depletion, depreciation and amortization expense ("DD&A") increased 248% from $2.9 million in 1997 to $10.0 million in 1998. Included within DD&A for the years ended December 31, 1997 and 1998 was $2.48 million and $9.3 million, respectively, representing depletion expense of oil and natural gas properties. A 177% increase in the overall depletion rate increased depletion expense by approximately $5.9 million. The increase in the depletion rate was primarily due to revisions of oil and natural gas reserve estimates as of December 31, 1998 and the abandonment during the fourth quarter of 1998 of certain projects, portions of projects and prospects located in non-core areas. Additionally, the depletion rate was further increased due to the change in accounting method (see
Note 1 to the Consolidated Financial Statements) which increased depletion expense by approximately $608,000 during the year ended December 31, 1998. Increased oil and natural gas production further increased depletion expense by approximately $865,000. Depletion on a unit of production basis for the years ended December 31, 1998 and 1997 was $1.30 per Mcfe and $0.47 per Mcfe, respectively. The remaining increase in DD&A was due primarily to depreciation of new computer hardware and software and office furniture purchased during the fourth quarter of

1997 and the amortization of deferred loan costs incurred as a result of a new credit facility executed during April 1998.

      The Securities and Exchange Commission requires that the carrying cost of proved reserves be assessed periodically for ceiling test impairment. At December 31,1998 the discounted future net revenues of the Company's proved reserves were $22.7 million. As a result of the Company's carrying cost of proved reserves being in excess of the present value using a discount rate of 10% the Company recorded a full cost ceiling test write down of its oil and natural gas properties of approximately $10.0 million. There have been no write downs of its oil and natural gas properties in prior years.

      General and administrative expenses ("G&A") was $4.6 million for each of the years ended December 31, 1998 and 1997. Excluding the effects of the change in accounting method (referred to in Note 1 to the Consolidated Financial Statements), G&A increased by $2.3 million which was primarily attributable to the hiring of additional employees to support the Company's increased level of exploration activities and 3-D project generation and costs associated with being a public company and general office overhead. Included as a reduction in G&A for the years ended December 31, 1998 and 1997, was approximately $743,000 and $802,000, respectively, of overhead reimbursements and management fees received from various management, operating and seismic agreements. General and administrative expenses on a unit of production basis for the years ended December 31, 1998 and 1997 were $0.64 per Mcfe and $0.88 per Mcfe, respectively.

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

       The other charge during 1998 of approximately $2.9 million primarily represents expenses incurred as a result of John E. Calaway's resignation as Chairman of the Board, CEO and Director of the Company. As a result of his resignation the Company recorded a one-time charge of approximately $2.9 million to satisfy corporate obligations under his employment contract. Included in the $2.9 million is a $1.6 million non-cash amount relating to vesting of the remaining balance of Mr. John Calaway's restricted common stock award granted concurrent with the Company's Offering (see Note 8 to the consolidated financial statements). The balance of the special charge primarily represents cash payments to be paid to Mr. Calaway from the date of his resignation to January, 2000, of which $623,000 was paid during 1998.

      Interest expense for the year ended December 31, 1998 was $90,075, net of interest capitalized to oil and natural gas properties of approximately $411,000, as compared to interest expense of $183,028 for the year ended December 31, 1997. The weighted average debt was $7.0 million for the year ended December 31, 1998 compared to $2 million for the same period in 1997.

      Interest income for the year ended December 31, 1998 was $132,993 compared to $900,867 for the same period in 1997. A majority of the interest earned during 1997 was earned from short-term investments purchased with unused proceeds from the Offering. The Offering proceeds were fully deployed in operations by the end of the first quarter of 1998.

      For the year ended December 31, 1998, the Company had a tax benefit of $982,966. As a result of the cumulative effect of the accounting change, the Company recorded a provision for taxes payable during the second quarter of 1998 which the corresponding tax expense being recorded as a reduction of the cumulative effect of the accounting change. As a result of losses generated during the second half of 1998, a tax benefit was recognized to the extent of previously recorded provision for taxes payable. Due to the availability of net operating loss carry forwards and other net deferred tax assets there is no provision for current or deferred taxes for the year ended December 31, 1997. As of December 31, 1998, the Company has available a substantial net operating loss carryforward and other net deferred tax assets and should the Company have taxable income in future periods a provision for tax expense will be provided.

      For the year ended December 31, 1998, the Company had an operating loss of $16.0 million as compared to operating income of $3.1 million in 1997. The significant decrease in operating income was primarily attributable to increased depletion expense, a full cost ceiling test write down, and the other charge, referred to above, which was further reduced by increased operating costs and expenses related to the new well additions (55 gross, 22.87 net) and lower average commodity prices for both oil and natural gas. These decreases in operating income were partially offset by higher levels of production from new well additions. Net loss for the year ended December 31, 1998 was $13.2 million, (a net loss of $15.0 million before cumulative effect of accounting change), or basic and diluted loss per share of $1.70, as compared to net income of $3.8 million, or basic and diluted earnings per share of $0.53 and $0.52, respectively for 1997.

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

      On May 6, 1999, the Company completed a "Private Offering" of 1,400,000 shares of common stock at a price of $5.40 per share. The Company also issued warrants, which were purchased for $0.125 per warrant, to acquire an additional 420,000 shares of common stock at $5.35 per share and are exercisable through May 6, 2004. At the election of the Company, the warrants may be called at a redemption price of $0.01 per warrant at any time after any date at which the average daily per share closing bid price for the immediately proceeding 20 consecutive trading days exceeds $10.70. No warrants have been exercised as of December 31, 1999. Total proceeds, net of offering costs, were approximately $7.4 million of which $4.9 million was used to repay debt under the Revolving Credit Facility with the remainder being utilized to satisfy working capital requirements and to fund a portion of the Company's exploration program. Pursuant to the terms of the private placement, the Company filed a registration statement with the SEC registering the resale of the shares of Common Stock and the warrants sold in the private placement, as well as the resale of any shares of Common Stock issued pursuant to such warrants.

      The Company had cash and cash equivalents at December 31, 1999 of $577,864 consisting primarily of short-term money market investments, as compared to $272,428 at December 31, 1998. Working capital was $(5.0) million as of December 31, 1999 as compared to $(8.3) million at December 31, 1998.

      Cash flows provided by operations were $5.9 million, $12.0 million and $4.1 million, for the years ended December 31, 1999, 1998 and 1997, respectively. The significant decrease in cash flows provided by operations for the year ended December 31, 1999 is primarily due to significant amount of collections of accounts receivable from joint interest owners during 1998. Correspondingly for the year ended December 31, 1997 cash flows provided by operations were negatively impacted due to an increase in accounts receivable from joint interest owners. The increase in accounts receivable from joint interest owners was due to the significant number of wells that were drilled during 1997 in which Edge was the operator. During early 1998, the Company transitioned its focus, in an attempt to balance its drilling program, to South Louisiana to search for drilling opportunities with higher risk/reward while significantly reducing its South Texas drilling which generated the majority of Edges drilling program during 1997. Operating cash flows, before changes in working capital were $6.3 million for both years ended December 31, 1999 and 1998. Operating cash flows, before changes in working capital were $7.2 million for the year ended December 31, 1997. Lower cash flows during 1998 as compared to 1997 were due to higher lease operating expenses, John Calaway's resignation settlement and lower interest income, offset by higher oil and natural gas revenues. Higher oil and natural gas revenues during 1998 were due to higher production offset by lower average commodity prices.

      During the year ended December 31, 1999, the Company continued to reinvest a substantial portion of its cash flows to increase its 3-D project portfolio, improve its 3-D seismic interpretation technology and fund its drilling program. As a result, the Company used $7.3 million in investing activities during 1999 including capital expenditures of approximately $14.6 million. Capital expenditures of $6.7 million were attributed to the drilling of 19 gross wells, 14 of which were successful. Capital expenditures of $2.7 million were attributable to increased land holdings and $5.1 million was attributable to increased seismic data and other geologic and geophysical expenditures. Capital expenditures of approximately $100,000 were used for the acquisition of computer hardware and office equipment. Capital expenditures were offset by proceeds from the sale of oil and natural gas prospects of $3.5 million. During August 1999, the Company completed a transaction in which it sold, effective July 1, 1999, its working interests in proved producing and undeveloped properties within it's BTA and Spartan Extension 3-D project areas in Goliad and Victoria Counties, Texas. Proceeds from the sale were approximately $4.0 million.

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

      During the year ended December 31, 1997, the Company used $31.2 million in investing activities including capital expenditures of approximately $29.9 million for oil and natural gas property development offset by proceeds from the sale of oil and natural gas prospects of $2.3 million. Capital expenditures of $9.8 million were attributed to the drilling of 101 gross wells, 75 of which were successful, with the majority of the remaining capital expenditures representing additions to undeveloped oil and natural gas property, as the Company made significant investments in future drilling opportunities. Additionally during 1997, the Company purchased shares of Preferred Stock of Frontera at a price of $3.6 million which were initially convertible into approximately 10% of the common stock of Frontera.

      Pursuant to a rights offering conducted by Frontera in November 1998, the Company agreed to purchase 44,027 shares of Frontera Common Stock plus such additional shares, if necessary, to maintain its then current 8.73% interest of the partially diluted outstanding Frontera Common Stock (assuming conversion of all preferred stock). As a result, the Company paid Frontera $116,671 in December 1998 for 44,027 shares of Frontera Common Stock, $5,626 in January 1999 for 2,123 shares of Frontera Common Stock and $116,672 in April 1999 for 44,027 shares of Frontera Common Stock bring its total investment in Frontera to $3,867,233.

      The Company expects capital expenditures in 2000 to be approximately $13.5 million including capitalized interest and G&A of $1.7 million. A substantial portion of capital expenditures in 1999 will be invested in the Company's portfolio of 3-D prospects to fund drilling activities (approximately 35 gross wells) in an effort to expand its reserve base. In addition, the Company will seek to continue to expand and improve its technological and 3-D seismic interpretation capabilities.

      Cash flows from financing activities in 1999 were $1.7 million compared to $12.5 million in 1998. Financing activities during 1999 were comprised of a private offering of common stock which generated net proceeds of $7.4 million offset by a repayment of debt of $5.7 million. Financing activities during 1998 were comprised of borrowings on the Company's Revolving Credit Facility. The significant amount of cash flows from financing activities in 1997 was due to the completion of the Company's Offering in March 1997 which generated net proceeds of $41.0, million offset by the repayment Company debt of approximately $11.7 million.

      Due to the Company's active exploration and development and technology enhancement programs, the Company has experienced and expects to continue to experience substantial working capital requirements. The Company intends to fund its 2000 capital expenditures, commitments and working capital requirements through cash flows from operations, possible available borrowings under its existing Revolving Credit Facility, and to the extent necessary other financing activities. The projected 2000 cash flows from operations are not projected to be sufficient to fund its budgeted exploration and development program. To provide additional working capital the Company continues to market a portion of its interest in various Company generated drill ready prospects. Additionally, the Company is currently evaluating various financing and refinancing options as well as divestiture of certain non-core and under performing assets. The Company believes it will be able to generate capital resources and liquidity sufficient to fund its capital expenditures and meet such financial obligations as they come due. In the event such capital resources are not available to the Company, its drilling and other activities may be curtailed. See

ITEMS 1 AND 2.--BUSINESS AND PROPERTIES--"FORWARD LOOKING INFORMATION AND RISK FACTORS--Significant Capital Requirements."

REVOLVING CREDIT FACILITY

      During July 1995, the Company entered into a revolving credit facility (the "Revolving Credit Facility") with a bank to finance temporary working capital requirements. The Revolving Credit Facility originally provided up to $20 million in borrowings limited by a borrowing base, as defined by the Revolving Credit Facility. Effective April 1, 1998, the Company amended and restated its Revolving Credit Facility to provide a revolving line of credit of up to $100 million bearing interest at a rate equal to prime or LIBOR plus 1.5%
- 2% depending on the level of borrowing base utilization. The Company's initial borrowing base authorized by the banks was approximately $15 million. The Revolving Credit Facility is secured by substantially all the assets of the Company.

      Effective March 1, 1999, the Company and the bank amended the Revolving Credit Facility to include the following terms: 1) the initial borrowing base was $12 million comprised of two tranches, a $9 million Revolving Credit Facility and a $3 million term facility; 2) beginning May 1, 1999, and on the first day of each month thereafter, the Revolving Credit Facility borrowing base was required to be reduced by $400,000; and 3) 75% of prospect sales proceeds were to be used to pay down the term facility with the remaining unpaid term facility balance maturing on August 31, 1999. On May 8, 1999, from proceeds generated by the Private Offering (see Note 8 to the consolidated financial statements), the Company repaid the $3 million term loan in addition to $1.9 million of the Revolving Credit Facility.

      Each quarter, at the election of the Company or the bank, the borrowing base can be redetermined. At December 31, 1999 and 1998, the borrowing base originally authorized by the bank was $9.0 million and $15.0 million, respectively. The borrowing base is also subject to mandatory reductions which are subject to revision each time the Revolving Credit Facility is redetermined. At December 31, 1999 and 1998, the borrowing base was required to be reduced on the first day of each subsequent month by $450,000 and $550,000, respectively. Total reductions from the original borrowing base were $450,000 and $1,650,000 as of December 31, 1999 and 1998, respectively.

      At December 31, 1999, borrowings under this facility totaled $6.8 million with approximately $1.8 million available for future borrowings. At March 1, 2000, total borrowings under the Revolving Credit Facility were $7.2 million with no additional borrowings available under this facility. The terms of the Revolving Credit facility require the borrowing base to be reduced by $450,000 on the first day of each subsequent month . For the years ended December 31, 1999 and 1998, the weighted average debt was $8.4 million and $7 million, respectively, and the weighted average interest rate was 7.6% and 7.3%, respectively.

      The Revolving Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of its oil and natural gas properties or other collateral, engaging in merger or consolidation transactions and prohibitions of dividends and certain distributions of cash or properties and certain liens. The Revolving Credit Facility also contains certain financial covenants. The Tangible Net Worth Covenant requires that at the end of each quarter the Company's Tangible Net Worth be at least 90% of the Company's actual tangible net worth as reported at December 31, 1998 (or $33,260,720) plus 50% of positive net income and 100% of other increases in equity for all fiscal quarters ending subsequent to December 31, 1998. The Fixed Charge Covenant requires that at the end of each quarter beginning June 30, 1999, the ratio of annualized EBITDA (as defined) to the sum of annualized interest expense plus 50% of the quarter end loans outstanding must be at least 1.25 to 1.00. At December 31, 1999 the Company was in compliance with the above mentioned covenants.

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

YEAR 2000

      The Company completed its assessment of the year 2000 processing issues of its internal technology systems, considering current financial and accounting, production, land and geological computer systems and software utilized by the Company during the third quarter of 1999. Due to the need for improved management reporting, the Company replaced its existing financial and accounting, production and land applications with new software, which is year 2000 compliant. As of December 31, 1999, the Company had incurred approximately $206,000 converting to its new financial and accounting system and software and production and land applications. These costs have been funded from cash flows from operations and the cost of the new software and necessary hardware upgrades have been capitalized.

      The Company experienced no Year 2000 problems either internally or as related to third parties.

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

   In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 delays the effective date for implementation of SFAS No. 133 for one year making SFAS No. 133 effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Retroactive application to periods prior to adoption is not allowed. The Company has not quantified the impact of adoption on its financial statements or the date it intends to adopt. Earlier application of SFAS No. 133 is encouraged, but not prior to the beginning of any fiscal quarter that begins after issuance of SFAS No. 137.

HEDGING ACTIVITIES

      Subsequent to December 31, 1999, the Company entered into three natural gas collars. The natural gas collars cover the following MMbtu per day and floor and ceiling per MMbtu prices: i) February 1, 2000 - February 29, 2000, 6,000 MMbtu per day, $2.20 floor - $2.31 ceiling, ii) March 1, 2000 - April 30, 2000, 6,000 MMbtu per day, $2.20 floor - $2.50 ceiling, and iii) May 1, 2000 - September 30, 2000, 9,000 MMbtu per day, $2.05 floor - $2.63 ceiling. Total production covered by these hedges is approximately 1.9 Bcfe or approximately 35% of the Company's estimated 2000 production.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is exposed to market risk from changes in interest rates and commodity prices. The Company uses a Revolving Credit Facility, which has a floating interest rate, to finance a portion of its operations. The Company is not subject to fair value risk resulting from changes in its floating interest rates. The use of floating rate debt instruments provide a benefit due to downward interest rate movements but does not limit the Company to exposure from future increases in interest rates. Based on the year end December 31, 1999 floating interest rate of 8%, a 10% change in interest rate would result in an increase or decrease of interest expense of approximately $52,000 on an annual basis. In the normal course of business the Company enters into hedging transactions, including commodity price collars and swaps, to mitigate its exposure to commodity price movements, but not for trading or speculative purposes. During December 1999, due to the instability of oil prices and to achieve a more predictable cash flow, the Company has put in place a fixed price oil swap for a portion of its year 2000 oil and condensate production. While the use of these arrangements limits the benefit to the Company of increases in the price of oil and natural gas it also limits the downside risk of adverse price movements. The number of barrels of oil per day ("BOD") and the related fixed price subject to the oil price swap are as follows: i) January 1, 2000 - March 31, 2000, 150 BOD, swap at $25.60, ii) April 1, 2000 - June 30, 2000, 125 BOD, swap at $22.87, iii) July 1, 2000 - September
30, 2000, 60 BOD, swap at $21.47, and iv) October 1, 2000 - December 31, 2000,
50 BOD, swap at $ 20.46. At December 31, 1999, the fair value of the outstanding hedge was approximately $15,000. A 10% change in the oil price per barrel would cause the total fair value of the swap to increase or decrease by approximately $79,000. Subsequent to December 31, 1999, the Company entered into three natural gas collars. The natural gas collars cover the following MMbtu per day and floor and ceiling per MMbtu prices: i) February 1, 2000 - February 29, 2000, 6,000 MMbtu per day, $2.20 floor - $2.31 ceiling, ii) March 1, 2000 - April 30, 2000, 6,000 MMbtu per day, $2.20 floor - $2.50 ceiling and iii) May 1, 2000 - September 30, 2000, 9,000 MMbtu per day, $2.05 floor - $2.63 ceiling.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information regarding directors and executive officers required under
ITEM 10. will be contained within the definitive Proxy Statement of the Company's 2000 Annual Meeting of Shareholders (the "Proxy Statement") under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 1999. Pursuant to
Item 401 (b) of regulation S-K certain of the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

      Mr. William H. White resigned as a director in February 2000.

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

+3.2        -- Bylaws of the Company . (Incorporated by Reference from exhibit
            3.3 to the Company's Quarterly Report on Form 10-Q for, the quarterly period ended September 30, 1999).

+3.3 -- First Amendment to Bylaws of the Company on September 28, 1999 (Incorporated by Reference from exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

+4.1 -- Amended and Restated Credit Agreement, dated April 1, 1998, by and between Edge Petroleum Corporation and Edge Petroleum Exploration Company (collectively the "Borrower") and Compass Bank, a Texas state chartered banking institution, as Agent for itself and First National Bank of Chicago and other lenders party thereto. (Incorporated by Reference from exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for, the quarterly period ended March 31, 1998).

+4.2 -- First Amendment dated September 29, 1998 to the Amended and Restated Credit Agreement, dated as of April 1, 1998, by and between the Borrower and the First National Bank of Chicago as agent and a Lender thereto (Incorporated by Reference from exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for, the quarterly period ended March 31, 1998).

+4.3 -- Security Agreement, dated as of April 1, 1998, by and between the Borrower and Compass Bank, a Texas state chartered banking institution, as Agent for itself and The First National Bank of Chicago and other lenders party thereto the Credit Agreement (Incorporated by Reference from exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998).

+4.4 -- Security Agreement (Stock Pledge), dated as of April 1, 1998, by and between Edge Petroleum Corporation and Compass Bank, a Texas state chartered banking institution, as Agent for itself and The First National Bank of Chicago and other lenders party thereto the Credit Agreement (Incorporated by Reference from exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998).

            -- The Company is a party to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Commission upon request.

+4.5 -- Common Stock Subscription Agreement dated as of April 30, 1999 between the Company and the purchasers named therein (Incorporated by reference from exhibit 4.5 to the Company's form 10-Q/A for the quarter ended March 31, 1999).

+4.6 -- Warrant agreement dated as of May 6, 1999 between the Company and the Warrant holders named therein (Included in and incorporated by reference from exhibit 4.5 to the Company's for 10-Q/A for the quarter ended March 31, 1999).

+4.7 -- Form of Warrant for the purchase of the Common Stock (Included in and incorporated by reference from the Common Stock Subscription Agreement from exhibit 4.5 to the Company's for 10-Q/A for the quarter ended March 31, 1999).

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

+10.3 -- Form of Indemnification Agreement between the Company and each of its directors (Incorporated by reference from exhibit 10.7 to the Company's Registration Statement on Form S-4 (Registration No. 333-17269)).

+10.4 -- Employment Agreement dated February 25, 1997 between Edge Petroleum Corporation and James D. Calaway (Incorporated by reference from exhibit 10.5 Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

+10.5 -- Consulting Agreement of James C. Calaway dated March 18, 1989 (Incorporated by reference from exhibit 10.12 to the Company's Registration Statement on Form S-4 (Registration No. 333-17269)).

+10.6 -- Stock Option Plan of Edge Petroleum Corporation, a Texas corporation (Incorporated by reference from exhibit 10.13 to the Company's Registration Statement on Form S-4 (Registration No. 333-17269)).

+10.7 -- Employment Agreement dated as of November 16, 1998, by and between the Company and John W. Elias. (Incorporated by Reference from 10.12 to the Company's Annual Report on Form 10K for the year ended December 31, 1998).

+10.8 -- Agreement dated as of November 16, 1998 by and between the Company and John E. Calaway. (Incorporated by Reference from exhibit
            10.13 to the Company's Annual Report on Form 10K for the year ended December 31, 1998).

+10.9 -- Incentive Plan of Edge Petroleum Corporation as Amended and Restated Effective as of July 27, 1999. (Incorporated by Reference from exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

+10.10 -- Edge Petroleum Corporation Incentive Plan "Standard Non-Qualified Stock Option Agreement" by and between Edge Petroleum Corporation and the Officers named therein. (Incorporated by Reference from exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

+10.11 -- Edge Petroleum Corporation Incentive Plan "Director Non-Qualified Stock Option Agreement" by and between Edge Petroleum Corporation and the Directors named therein. (Incorporated by Reference from exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

+10.12 -- Severance Agreements by and between Edge Petroleum Corporation and the Officers of the Company named therein. (Incorporated by Reference from exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

10.13 -- Severance Agreement dated as of December 17, 1999 by and between Edge Petroleum Corporation and James D. Calaway.

+10.14 -- Form of Employee Restricted Stock Award Agreement under the Incentive Plan of Edge Petroleum Corporation (Incorporated by Reference from exhibit 10.15 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1999).

+10.15 -- Form of Employee Restricted Stock Award Agreement between the Company and James D. Calaway under the Incentive Plan of Edge Petroleum Corporation (Incorporated by Reference from exhibit 10.18 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1999).

10.16 -- Letter agreement dated November 9, 1999 for the purchase and sale of working interests in oil and natural gas properties between the Company and James C. Calaway.

21.1        -- Subsidiaries of the Company.

23.1        -- Consent of Deloitte & Touche LLP.

23.2        -- Consent of Ryder Scott Company.

27.1        -- Financial Data Schedule.

99.1 -- Summary of Reserve Report of Ryder Scott Company Petroleum Engineers as of December 31, 1999 (included as an appendix to this Form 10-K).
-------------------

+ Incorporated by reference as indicated.

(b) Reports on Form 8-K: The Company filed no report on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           EDGE PETROLEUM CORPORATION

DATE  MARCH 22, 2000                        /s/ JOHN W. ELIAS
                                                John W. Elias
                                                Chief Executive Officer and
                                                Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE  MARCH 22, 2000                        /s/ JOHN W. ELIAS
                                                John W. Elias
                                                Chief Executive Officer and
                                                Chairman of the Board
                                                (Principal Executive Officer)

DATE  MARCH 22, 2000                        /s/ MICHAEL G. LONG
                                                Michael G. Long
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer
                                                and Controller)

DATE   MARCH 22, 2000                       /s/ VINCENT ANDREWS
                                                Vincent Andrews
                                                Director

DATE  MARCH 22, 2000                        /s/ DAVID B. BENEDICT
                                                David B. Benedict
                                                Director

DATE  MARCH 22, 2000                        /s/ NILS P. PETERSON
                                                Nils P. Peterson
                                                Director

DATE  MARCH 22, 2000                        /s/ STANLEY S. RAPHAEL
                                                Stanley S. Raphael
                                                Director

DATE  MARCH 22, 2000                        /s/ JOHN SFONDRINI
                                                John Sfondrini
                                                Director

DATE  MARCH 22, 2000                        /s/ ROBERT W. SHOWER
                                                Robert W. Shower
                                                Director

                           EDGE PETROLEUM CORPORATION

    Index to Consolidated Financial Statements and Supplementary Information

                                                                            Page
CONSOLIDATED FINANCIAL STATEMENTS

Audited Financial Statements:
     Independent Auditors' Report.........................................  F-2

     Consolidated Balance Sheets as of December 31, 1999 and 1998.........  F-3

     Consolidated Statements of Operations for the Years Ended
       December 31, 1999, 1998 and 1997...................................  F-4

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1999, 1998 and 1997...................................  F-5

     Consolidated Statements of Stockholders' Equity for the Years Ended
       December 31, 1999, 1998 and 1997...................................  F-6

     Notes to Consolidated Financial Statements...........................  F-7

Unaudited Information:
     Supplementary Information to Consolidated Financial Statements....... F-19

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

NONE

      All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors,
Edge Petroleum Corporation

   We have audited the accompanying consolidated balance sheets of Edge Petroleum Corporation (a Delaware Corporation) (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

   As discussed in Note 1 to the consolidated financial statements, effective January 1, 1998 the Company changed its method of accounting for direct internal geological and geophysical costs to one of capitalization of such costs, which are directly attributable to acquisition, exploration and development activities, to oil and natural gas properties.

Houston, Texas
February 18, 2000

                                               DECEMBER 31,
                                       ----------------------------
                                           1999           1998
                                       -------------  -------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents         $     577,864  $     272,428
     Accounts receivable, trade            3,489,709      2,237,113
     Accounts receivable, joint
      interest owners, net of
      allowance of $163,000 and
      $250,000 at December 31, 1999
      and 1998, respectively               1,177,555      2,215,096
     Receivables from related parties         59,951        228,922
     Other current assets                    161,558        313,631
                                       -------------  -------------
               Total current assets        5,466,637      5,267,190
PROPERTY AND EQUIPMENT, Net -- full
  cost method of accounting for oil
  and natural gas properties              45,976,007     47,258,993
INVESTMENT IN FRONTERA                     3,867,233      3,744,935
OTHER ASSETS                                   7,788          7,789
                                       -------------  -------------
TOTAL ASSETS                           $  55,317,665  $  56,278,907
                                       =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable, trade           $   1,332,760  $   2,948,791
     Accrued liabilities                   4,994,929      3,779,881
     Accrued interest payable                 16,369         93,880
     Current portion of long-term
      debt                                 4,100,000      6,700,000
                                       -------------  -------------
               Total current
                liabilities               10,444,058     13,522,552
                                       -------------  -------------
LONG-TERM DEBT                             2,700,000      5,800,000
                                       -------------  -------------
               Total liabilities          13,144,058     19,322,552
                                       -------------  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value;
      5,000,000 shares authorized;
      none outstanding
     Common stock, $.01 par value;
      25,000,000 shares authorized;
      9,182,023 and 7,758,667 shares
      issued and outstanding at
      December 31, 1999 and 1998,
      respectively                            91,820         77,586
     Additional paid-in capital           56,223,901     47,769,159
     Retained earnings (deficit)         (13,107,890)    (9,398,410)
     Unearned
      compensation -- restricted
      stock                                  (34,224)    (1,491,980)
                                       -------------  -------------
               Total stockholders'
                equity                    42,173,607     36,956,355
                                       -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                               $  55,317,665  $  56,278,907
                                       =============  =============

        See accompanying notes to the consolidated financial statements.

                                                 YEAR ENDED DECEMBER 31,
                                       --------------------------------------------
                                           1999            1998           1997
                                       -------------  --------------  -------------
OIL AND NATURAL GAS REVENUES           $  14,485,995  $   15,463,432  $  13,468,042

OPERATING EXPENSES:
     Oil and natural gas operating
       expenses including production
       and ad valorem taxes                3,039,070       3,375,759      2,330,648
     Depletion, depreciation, and
       amortization                        8,511,826      10,002,533      2,875,457
     Impairment of oil and natural
       gas properties                                     10,012,989
     General and administrative
       expenses                            4,528,517       4,582,973      4,641,374
     Unearned compensation expense           349,623         621,191        513,393
     Other charge                          1,688,227       2,898,125
                                       -------------  --------------  -------------
          Total operating expenses        18,117,263      31,493,570     10,360,872
                                       -------------  --------------  -------------
OPERATING INCOME (LOSS)                   (3,631,268)    (16,030,138)     3,107,170
OTHER INCOME AND (EXPENSE):
     Interest expense                       (130,067)        (90,075)      (183,028)
     Interest income                          51,855         132,993        900,867
                                       -------------  --------------  -------------
NET INCOME (LOSS) BEFORE INCOME TAXES
  AND CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE                                  (3,709,480)    (15,987,220)     3,825,009
INCOME TAX BENEFIT                                           982,966
                                       -------------  --------------  -------------
NET INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE             (3,709,480)    (15,004,254)     3,825,009
CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE                                                   1,780,835
                                       -------------  --------------  -------------
NET INCOME (LOSS)                      $  (3,709,480) $  (13,223,419) $   3,825,009
                                       =============  ==============  =============
BASIC EARNINGS (LOSS) PER SHARE:
     Net income (loss) before
       cumulative effect of
       accounting change               $       (0.43) $        (1.93) $        0.53
     Cumulative effect of accounting
       change                                                   0.23
                                       -------------  --------------  -------------
     Basic earnings (loss) per share   $       (0.43) $        (1.70) $        0.53
                                       =============  ==============  =============
DILUTED EARNINGS (LOSS) PER SHARE:
     Net income (loss) before
       cumulative effect of
       accounting change               $       (0.43) $        (1.93) $        0.52
     Cumulative effect of accounting
       change                                                   0.23
                                       -------------  --------------  -------------
     Diluted earnings (loss) per
       share                           $       (0.43) $        (1.70) $        0.52
                                       =============  ==============  =============
BASIC WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                8,680,369       7,758,667      7,274,617
                                       =============  ==============  =============
DILUTED WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                8,680,369       7,758,667      7,320,400
                                       =============  ==============  =============

        See accompanying notes to the consolidated financial statements.

                                                           YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------
                                                  1999              1998               1997
                                              -----------       ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                        $(3,709,480)      $(13,223,419)      $ 3,825,009
     Adjustments to reconcile net
       income (loss) to net cash
       provided by operating
       activities:
          Cumulative effect of
            accounting change                                     (1,780,835)
          Depletion, depreciation and
            amortization                        8,511,826         10,002,533         2,875,457
          Impairment of oil and
            natural gas properties                                10,012,989
          Deferred income taxes                                     (982,966)
          Unearned compensation
            expense                             1,483,211          2,268,610           513,393
     Changes in assets and
       liabilities:
          Accounts receivable, trade           (1,252,596)           157,384          (355,608)
          Accounts receivable, joint
            interest owners, net                1,037,541          4,332,523        (3,888,594)
          Receivable from related
            parties                               168,971            156,270          (198,630)
          Other current assets                    152,073             38,940          (238,115)
          Other assets                                                 9,443             1,088
          Accounts payable, trade              (1,616,031)          (403,213)        2,292,013
          Accrued interest payable                (77,511)            93,880           (74,354)
          Accrued liabilities                   1,215,048          1,301,259          (606,292)
                                              -----------       ------------       -----------
               Net cash provided by
                 operating activities            5,913,052        11,983,398         4,145,367
                                              ------------      ------------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of prospects,
       property and equipment                  (14,587,680)      (34,823,922)      (29,874,155)
     Proceeds from the sale of
       prospects and oil and natural
       gas properties                            7,451,341         6,951,673         2,325,418
     Investment in Frontera                       (122,298)         (116,671)       (3,628,264)
                                              ------------      ------------       -----------
               Net cash used in
                 investing activities           (7,258,637)      (27,988,920)      (31,177,001)
                                              ------------      ------------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                  12,500,000           867,350
     Payment on notes payable                   (5,700,000)                        (11,017,348)
     Payment on long-term notes
       payable                                                                        (411,904)
     Payment on related party
       subordinated loans                                                           (1,300,000)
     Net proceeds from issuance of
       common stock                              7,351,021                          41,028,258
     Net proceeds from exercise of
       common stock options                                                            100,000
                                              ------------      ------------       -----------
               Net cash provided by
                 financing activities            1,651,021        12,500,000        29,266,356
                                              ------------      ------------       -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                 305,436        (3,505,522)        2,234,722
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                        272,428         3,777,950         1,543,228
                                              ------------      ------------       -----------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                      $    577,864      $    272,428       $ 3,777,950
                                              ============      ============       ===========
SUPPLEMENTAL CASH FLOW
  DISCLOSURES --
     Cash paid for interest                   $    740,694      $    415,820       $   257,382
NON-CASH TRANSACTIONS:
     Combination transactions                                   $  3,599,635
     Deferred offering costs at
       December 31, 1996 capitalized
       to equity                                                $  1,006,379
     Tax benefit from exercise of
       common stock options                                     $    224,617
     Issuance of restricted common
       stock                                  $     29,479      $    148,882
     Issuance of common stock for oil
       and natural gas properties             $     92,500

        See accompanying notes to the consolidated financial statements.

                                                OLD EDGE
                                              COMMON STOCK               COMMON STOCK      ADDITIONAL
                                         ----------------------      -------------------    PAID-IN       TREASURY      RETAINED
                                            SHARES       AMOUNT        SHARES    AMOUNT     CAPITAL         STOCK  EARNINGS(DEFICIT)
                                         ------------    ------      ---------   -------   -----------    --------   ------------
BALANCE,
  JANUARY 1, 1997 ...................         105,263    $ 1,053                           $   634,695    $(42,000)   $ (967,117)
  Combination .......................        (105,263)    (1,053)    4,701,361   $47,014     2,544,557      42,000       967,117
  Public common stock offering, net
    of offering costs of $5.4 million                                2,760,000    27,600    39,994,279
  Issuance of restricted common stock                                  250,586     2,506     4,132,163
  Proceeds from the exercise of
    common stock options ............                                   48,922       489        99,511
  Tax benefit from exercise of common
    stock options ...................                                                          224,617
  Unearned compensation expense
  Net income ........................                                                                                  3,825,009
                                         ------------    ------      ---------   -------   -----------    --------   ------------
BALANCE
  DECEMBER 31, 1997 .................            --         --       7,760,869    77,609    47,629,822       --        3,825,009
  Issuance of restricted common stock                                   12,025       120       148,762
  Forfeiture of restricted common
    stock ...........................                                  (14,227)     (143)       (9,425)
  Unearned compensation expense
  Net loss ..........................                                                                                (13,223,419)
                                         ------------    ------      ---------   -------   -----------    --------   ------------
BALANCE
  DECEMBER 31, 1998 .................            --        --        7,758,667    77,586    47,769,159       --       (9,398,410)
  Issuance of restricted common stock                                    4,809        48        29,431
  Forfeiture of restricted common
    stock ...........................                                     (325)       (3)       (4,021)
  Private common stock offering, net
    of offering costs of $261,479 ...                                1,400,000    14,000     7,337,021
  Issuance of common stock for oil
    and natural gas properties ......                                   18,872       189        92,311
  Unearned compensation expense
  Net loss ..........................                                                                                  (3,709,480)
                                         ------------    ------      ---------   -------   -----------    --------   ------------
BALANCE,
  DECEMBER 31, 1999 .................            --      $ --        9,182,023   $91,820   $55,223,901    $  --      $(13,107,890)
                                         ============    ======      =========   =======   ===========    ========   ============

                                               UNEARNED
                                             COMPENSATION -         TOTAL
                                              RESTRICTED        STOCKHOLDERS'
                                                STOCK          EQUITY (DEFICIT)
                                             ------------        ------------
BALANCE,
  JANUARY 1, 1997                            $   (373,369)
  Combination                                   3,599,635
  Public common stock offering, net
    of offering costs of $5.4 million          40,021,879
  Issuance of restricted common stock        $ (4,134,669)
  Proceeds from the exercise of
    common stock options                          100,000
  Tax benefit from exercise of common
    stock options                                 224,617
  Unearned compensation expense                   513,393             513,393
  Net income                                    3,825,009
                                             ------------        ------------
BALANCE
  DECEMBER 31, 1997                            (3,621,276)         47,911,164
  Issuance of restricted common stock            (148,882)
  Forfeiture of restricted common
    stock                                           9,568
  Unearned compensation expense                 2,268,610           2,268,610
  Net loss                                    (13,223,419)
                                             ------------        ------------
BALANCE
  DECEMBER 31, 1998                            (1,491,980)         36,956,355
  Issuance of restricted common stock             (29,479)
  Forfeiture of restricted common
    stock                                           4,024
  Private common stock offering, net
    of offering costs of $261,479               7,351,021
  Issuance of common stock for oil
    and natural gas properties                     92,500
  Unearned compensation expense                 1,483,211           1,483,211
  Net loss                                     (3,709,480)
                                             ------------        ------------
BALANCE,
  DECEMBER 31, 1999                          $    (34,224)       $ 42,173,607
                                             ============        ============

        See accompanying notes to the consolidated financial statements.

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      GENERAL (Y) The Company was organized as a Delaware corporation in August 1996 in connection with the Offering and related combination of certain entities that held interests in Edge Joint Venture II (the "Joint Venture") and certain other oil and natural gas properties; herein referred to as the "Combination". In a series of combination transactions the Company issued an aggregate of 4,701,361 shares of common stock and received in exchange 100% of the ownership interests in the Joint Venture and certain other oil and natural gas properties. In March 1997, and contemporaneously with the Combination, the Company completed the Initial Public Offering of 2,760,000 shares of its common stock (the "Offering") generating proceeds of approximately $40 million, net of expenses.

   NATURE OF OPERATIONS (Y) The Company is an independent energy company engaged in the exploration, development and production of oil and natural gas. The Company conducts its operations primarily along the onshore United States Gulf Coast, with its primary emphasis in South Texas and Louisiana where it currently controls interests in excess of 98,000 gross acres held under lease or option. In its exploration efforts the Company emphasizes an integrated geologic interpretation method incorporating 3-D seismic technology and advanced visualization and data analysis techniques utilizing state-of-the-art computer hardware and software.

   PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of all majority owned subsidiaries of the Company, including Edge Petroleum Operating Company Inc., and Edge Petroleum Exploration Company, which are 100% owned subsidiaries of the Company. All intercompany transactions have been eliminated in consolidation.

   OTHER CHARGE - On December 31, 1999, but effective January 3, 2000, James D. Calaway resigned as President, Chief Operating Officer and Director of the Company. As a result of his resignation the Company recorded a one-time charge of approximately $1.5 million to satisfy corporate obligations under his employment contract. Included in the $1.5 million is a $1.1 million non-cash amount relating to vesting of the remaining balance of Mr. James Calaway's restricted common stock award granted concurrent with the Company's Offering (see Note 8). The balance of the 1999 other charge primarily represents an accrual for workforce reduction and cash payments to be paid to Mr. Calaway from the date of his resignation to December 31, 2000.

   Effective November 16, 1998, John E. Calaway resigned as Chairman of the Board, Chief Executive Officer ("CEO") and Director of the Company. As a result of his resignation the Company recorded a one-time charge of approximately $2.9 million to satisfy corporate obligations under his employment contract. Included in the $2.9 million is a $1.6 million non-cash amount relating to vesting of the remaining balance of Mr. John Calaway's restricted common stock award granted concurrent with the Company's Offering (see Note 8). The balance of the special charge primarily represents cash payments to be paid to Mr. Calaway from the date of his resignation to January, 2000.

   ACCOUNTING CHANGE - The Company uses the full-cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs that are directly attributable to the Company's acquisition, exploration and development activities are capitalized in a "full-cost pool" as incurred. In the second quarter of 1998 and effective January 1, 1998, the Company changed its method of accounting for direct internal geological and geophysical ("G&G") costs to one of capitalization of such costs, which are directly attributable to the acquisition, exploration and development activities, to oil and natural gas properties. Prior to the change the Company expensed these costs as incurred. The Company believes the accounting change provides for a better matching of revenues and expenses and enhances the comparability of it's financial statements with those of other companies that follow the full-cost method of accounting. The $1,780,835 cumulative effect of the change in prior years (after reduction for income taxes of $958,910) is included in the net loss for the year ended December 31, 1998. The effect of the accounting change (reduced G&A offset by increased DD&A) on the year ended December 31, 1998 was to decrease the net loss by $1,646,187 ($0.21 basic and diluted loss per share).

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)

      The following pro forma amounts reflect the effect of retroactive application of the accounting change on general and administrative expenses, depletion and related income taxes.

                                                        YEAR ENDED
                                                       DECEMBER 31,
                                       --------------------------------------------
                                           1999            1998           1997
                                       -------------  --------------  -------------
Net income (loss):
     As reported                       $  (3,709,480) $  (13,223,449) $   3,825,009
                                       =============  ==============  =============
     Pro forma                         $  (3,709,480) $  (15,004,254) $   4,005,275
                                       =============  ==============  =============
Basic earnings (loss) per share:
     As reported                       $       (0.43) $        (1.70) $        0.53
                                       =============  ==============  =============
     Pro forma                         $       (0.43) $        (1.93) $        0.55
                                       =============  ==============  =============
Diluted earnings (loss) per share:
     As reported                       $       (0.43) $        (1.70) $        0.52
                                       =============  ==============  =============
     Pro forma                         $       (0.43) $        (1.93) $        0.55
                                       =============  ==============  =============
Basic weighted average number of
  common shares outstanding                8,680,269       7,758,667      7,274,617
                                       =============  ==============  =============
Diluted weighted average number of
  common shares outstanding                8,680,269       7,758,667      7,320,400
                                       =============  ==============  =============

   REVENUE RECOGNITION - The Company recognizes oil and natural gas revenue from its interests in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by the Company is not significantly different from the Company's share of production.

   OIL AND NATURAL GAS PROPERTy (Y) Investments in oil and natural gas properties are accounted for using the full cost method of accounting. All costs associated with the acquisition, exploration and development of oil and natural gas properties are capitalized.

      Oil and natural gas properties are amortized using the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs. If the results of an assessment indicates that an unproved property is impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rates per Mcfe for the years ended December 31, 1999, 1998 and 1997 were $1.15, $1.30 and $0.47, respectively.

      Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. Abandonments of oil and natural gas properties are accounted for as adjustments of capitalized costs with no loss recognized.

      In addition, the capitalized costs of oil and natural gas properties are subject to a "ceiling test," whereby to the extent that such capitalized costs subject to amortization in the full cost pool (net of depletion, depreciation and amortization and related deferred taxes) exceed the present value (using 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to operations. Once incurred an impairment of oil and natural gas properties is not reversible at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with the Company's quarterly filings with the Securities and Exchange Commission. At December 31, 1998 the Company recorded a full cost ceiling test write down of its oil and natural gas properties of approximately $10.0 million.

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)

      Depreciation of other office furniture and equipment and computer hardware and software is provided using the straight-line method based on estimated useful lives ranging from five to ten years.

   INCOME TAXES - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes," ("SFAS No. 109") which provides for an asset and liability approach for accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases (see Note 6).

   HEDGING ACTIVITIES - Due to the instability of oil and natural gas prices, the Company has entered into, from time to time, price risk management transactions (e.g., swaps and collars) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits the benefit to the Company of increases in the price of oil and natural gas it also limits the downside risk of adverse price movements. The Company's hedging arrangements apply to only a portion of its production and provide only partial price protection against declines in oil and natural gas prices and limits potential gains from future increases in prices. The Company accounts for these transactions as hedging activities and, accordingly, gains and losses are included in oil and natural gas revenues during the period the hedged transactions occur (see Note 4).

   STATEMENTS OF CASH FLOWS (Y) The consolidated statements of cash flows are presented using the indirect method and consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

   INVESTMENT IN FRONTERA - In August 1997, the Company acquired 15,171 shares of Series D Preferred Stock of Frontera Resources Corporation ("Frontera") that are convertible into common stock. The Company paid $3.6 million for these shares. Frontera develops and operates oil and gas projects in emerging market areas around the world. Frontera's focus is on known hydrocarbon-bearing basins, where technical risk is reduced. Frontera's first focus area is the onshore Kura Basin, along the energy corridor from the Caspian Sea to the Black Sea. Frontera currently holds interests in three large oil and gas fields in Azerbaijan and Georgia.

   Pursuant to a rights offering conducted by Frontera in November 1998, the Company agreed to purchase 44,027 shares of Frontera common stock (the "Frontera Common Stock") plus such additional shares, if necessary, to maintain its then current 8.73% interest of the partially diluted outstanding Frontera Common Stock (assuming conversion of all preferred stock). As a result, the Company paid Frontera $116,671 in December 1998 for 44,027 shares of Frontera Common Stock, $5,626 in January 1999 for 2,123 shares of Frontera Common Stock and $116,672 in April 1999 for 44,027 shares of Frontera Common Stock bring its total investment in Frontera to $3,867,233.

   The Company believes that the fair market value of its investment in Frontera is in excess of its carrying value.

   STOCK-BASED COMPENSATION - The Company accounts for Stock Based Compensation in accordance with Financial Accounting Standards Board Statement No. 123 - "Accounting for Stock Based Compensation," ("SFAS No. 123"). Under SFAS No. 123, the Company is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25 ("APB No.25") and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. The Company elected to continue following APB No. 25. The adoption of SFAS No. 123 in 1997 had no effect on the Company's results of operations (see Note 8).

   EARNINGS PER SHARE - The Company accounts for its Earnings per share in accordance with Statement of Financial Accounting Standards No. 128 - "Earnings per Share," ("SFAS No. 128") which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)

stock using the treasury stock method. During the year ended December 31, 1999 and 1998 the Company reported a net loss, thus the effects of stock options are antidilutive.

   FINANCIAL INSTRUMENTS (Y) The Company's financial instruments consist of cash, receivables, payables, long-term debt and oil and natural gas commodity hedges. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of long-term debt as of December 31, 1999 and 1998 approximates fair value and the fair value, gain (loss), of outstanding hedges was approximately $15,000 and $(292,000), respectively.

   DERIVATIVES - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivatives, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income.

   In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 delays the effective date for implementation of SFAS No. 133 for one year making SFAS No. 133 effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Retroactive application to periods prior to adoption is not allowed. The Company has not quantified the impact of adoption on its financial statements or the date it intends to adopt.

   COMPREHENSIVE INCOME - As of December 31, 1999, 1998 and 1997, there were no adjustments ("Other Comprehensive Income") to net income (loss) in deriving comprehensive income.

   USE OF ESTIMATES (Y) The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

   CONCENTRATION OF CREDIT RISK (Y) Substantially all of the Company's accounts receivable result from oil and natural gas sales or joint interest billings to third parties in the oil and natural gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Company has not experienced significant credit losses on such receivables but the Company can not ensure that such losses may not be realized in the future.

   RECLASSIFICATIONS - Certain prior year balances have been reclassified to conform to the current year presentation.

2. PROPERTY AND EQUIPMENT

      At December 31, 1999 and 1998, property and equipment consisted of the following:

                                        ----------------------------
                                           1999             1998
                                        -----------      -----------
Developed oil and natural gas
  properties                            $58,981,484      $48,441,741
Undeveloped oil and natural gas
  properties                             17,930,027       21,388,831
Computer equipment and software           3,769,489        3,663,335
Other office property and equipment       1,286,669        1,282,273
                                        -----------      -----------
Total property and equipment             81,967,669       74,776,180
Accumulated depletion, depreciation
  and amortization                      (35,991,662)     (27,517,187)
                                        -----------      -----------
Property and equipment, net             $45,976,007      $47,258,993
                                        ===========      ===========

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)

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

      The following table summarizes the cost of the properties not subject to amortization for the year the cost was incurred:

                                               DECEMBER 31,
                                       ---------------------------
                                           1999            1998
                                       -----------     -----------
Year cost incurred:
     Remainder                                         $   172,991
     1995                              $    50,116         182,210
     1996                                  333,077         943,055
     1997                                2,276,640       4,489,822
     1998                                7,409,175      15,600,753
     1999                                7,861,019
                                       -----------     -----------
     Total                             $17,930,027     $21,388,831
                                       ===========     ===========

      During August 1999, the Company completed a transaction in which it sold, effective July 1, 1999, its working interests in proved producing and undeveloped properties within it's BTA and Spartan Extension 3-D project areas in Goliad and Victoria Counties, Texas. Proceeds from the sale were approximately $4 million and associated net proved reserves were approximately
1.4 Bcfe or 6% of the Company's total proved reserves. The Company uses the full-cost method of accounting for its oil and natural gas properties. Under this method a sale of oil and natural gas properties, whether or not being amortized currently, shall be accounted for as an adjustment of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves. The proceeds from the sale of these proved producing properties were credited directly to the full cost pool.

3.  LONG-TERM DEBT

      During July 1995, the Company entered into a revolving credit facility (the "Revolving Credit Facility") with a bank to finance temporary working capital requirements. The Revolving Credit Facility originally provided up to $20 million in borrowings limited by a borrowing base, as defined by the Revolving Credit Facility. Effective April 1, 1998, the Company amended and restated its Revolving Credit Facility to provide a revolving line of credit of up to $100 million bearing interest at a rate equal to prime or LIBOR plus 1.5%
- 2% depending on the level of borrowing base utilization. The Company's initial borrowing base authorized by the banks was approximately $15 million. The Revolving Credit Facility is secured by substantially all the assets of the Company.

      Effective March 1, 1999, the Company and the bank amended the Revolving Credit Facility to include the following terms: 1) the initial borrowing base was $12 million comprised of two tranches, a $9 million Revolving Credit Facility and a $3 million term facility; 2) beginning May 1, 1999, and on the first day of each month thereafter, the Revolving Credit Facility borrowing base was required to be reduced by $400,000; and 3) 75% of prospect sales proceeds were to be used to pay down the term facility with the remaining unpaid term facility balance maturing on August 31, 1999. On May 8, 1999, from proceeds generated by the Private Offering (see Note 8), the Company repaid the $3 million term loan in addition to $1.9 million of the Revolving Credit Facility.

      Each quarter, at the election of the Company or the bank, the borrowing base can be redetermined. At December 31, 1999 and 1998, the borrowing base originally authorized by the bank was $9.0 million and $15.0 million, respectively. The borrowing base is also subject to mandatory reductions which are subject to revision each time the Revolving Credit Facility is redetermined. At December 31, 1999 and 1998, the borrowing base was

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)

required to be reduced on the first day of each subsequent month by $450,000 and $550,000, respectively. Total reductions from the original borrowing base were $450,000 and $1,650,000 as of December 31, 1999 and 1998, respectively.

      At December 31, 1999, borrowings under this facility totaled $6.8 million with approximately $1.8 million available for future borrowings. At March 1, 2000, total borrowings under the Revolving Credit Facility were $7.2 million with no additional borrowings available under this facility. The terms of the Revolving Credit facility require the borrowing base to be reduced by $450,000 on the first day of each subsequent month. For the years ended December 31, 1999 and 1998, the weighted average debt was $8.4 million and $7 million, respectively, and the weighted average interest rate was 7.6% and 7.3%, respectively.

      The Revolving Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of its oil and natural gas properties or other collateral, engaging in merger or consolidation transactions and prohibitions of dividends and certain distributions of cash or properties and certain liens. The Revolving Credit Facility also contains certain financial covenants. The Tangible Net Worth Covenant requires that at the end of each quarter the Company's Tangible Net Worth be at least 90% of the Company's actual tangible net worth as reported at December 31, 1998 (or $33,260,720) plus 50% of positive net income and 100% of other increases in equity for all fiscal quarters ending subsequent to December 31, 1998. The Fixed Charge Covenant requires that at the end of each quarter beginning June 30, 1999, the ratio of annualized EBITDA (as defined) to the sum of annualized interest expense plus 50% of the quarter end loans outstanding must be at least 1.25 to 1.00. At December 31, 1999 the Company was in compliance with the above mentioned covenants.

      At December 31, 1999 and 1998, current maturities of long-term debt and long-term debt consisted of the following:

                                          1999             1998
                                       ----------      -----------
Revolving credit facility              $6,800,000      $12,500,000
Current portion                        (4,100,000)      (6,700,000)
                                       ----------      -----------
Long-term portion                      $2,700,000      $ 5,800,000
                                       ==========      ===========

4.  HEDGING ACTIVITIES

      The impact on oil and natural gas revenues from hedging activities for the three years ended December 31, 1999, 1998 and 1997 was as follows:

                                                                             GAIN (LOSS)
                                                                 --------------------------------
               EFFECTIVE DATES                          MMBTU                DECEMBER 31,
 HEDGE      ----------------------     PRICE PER       VOLUMES   --------------------------------
 TYPE       BEGINNING      ENDING        MMBTU         PER DAY       1999        1998       1997
-------     ---------     --------   --------------    -------   -----------   --------   -------
Collar       10/1/97       1/31/98   $ 2.50 - $3.15     5,000                             $33,150
Collar        2/1/98       4/30/98   $ 2.25 - $2.75     5,000                  $ 36,700
Collar        4/1/98       6/30/98   $ 2.15 - $2.37    10,000                    30,000
Collar        7/1/98       9/30/98   $ 2.25 - $2.88    10,000                   266,900
Collar       10/1/98      12/31/98   $ 2.00 - $2.63     5,000                     1,500
Collar       10/1/98      12/31/98   $ 2.11 - $2.60     5,000                    33,500
Collar       10/1/98      12/31/98   $ 2.05 - $2.60     5,000                    10,550
Collar       10/1/98      12/31/98   $ 2.20 - $2.65     5,000                   102,375
Swap          3/1/99      10/31/99       $1.957        13,000    $(1,096,580)
Swap          5/1/99       9/15/99       $2.145         3,000       (154,124)
Swap         11/1/99      12/31/99       $3.000         3,000         80,070
Swap         12/1/99      12/31/99       $3.000         3,000         82,770      --        --
                                                                 -----------   --------   -------
  Total                                                          $(1,087,864)  $481,525   $33,150
                                                                 ===========   ========   =======

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)

      The Company's hedging activities are entered into on a per MMbtu delivered price basis, Houston Ship Channel, with settlement for each calendar month occurring five business days following the publishing of the Inside F.E.R.C. Gas Marketing Report.

      Included within natural gas revenues for the three years ended December 31, 1999 was approximately $(1.1) million, $482,000, and $33,000 respectively, representing net (losses) and net gains from hedging activity. During December 1999, the Company entered into a crude oil fixed price swap. The number of barrels of oil per day ("BOD") and the related fixed price subject to the oil price swap are as follows: i) January 1, 2000 - March 31, 2000, 150 BOD, swap at $25.60, ii) April 1, 2000 - June 30, 2000, 125 BOD, swap at $22.87, iii) July 1,
2000 - September 30, 2000, 60 BOD, swap at $21.47, and iv) October 1, 2000 -
December 31, 2000, 50 BOD, swap at $ 20.46. At December 31, 1999 and 1998, the fair value of outstanding hedges was approximately $15,000 and $(292,000), respectively. Subsequent to December 31, 1999, the Company entered into three natural gas collars. The natural gas collars cover the following MMbtu per day and floor and ceiling per MMbtu prices: i) February 1, 2000 - February 29, 2000, 6,000 MMbtu per day, $2.20 floor - $2.31 ceiling, ii) March 1, 2000 - April 30, 2000, 6,000 MMbtu per day, $2.20 floor - $2.50 ceiling and iii) May 1, 2000 - September 30, 2000, 9,000 MMbtu per day, $2.05 floor - $2.63 ceiling.

5. COMMITMENTS AND CONTINGENCIES

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

      Additionally, the Company's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stricter environmental legislation and regulations could continue. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes environmental protection requirements that result in increased costs to the oil and natural gas industry in general, the business and prospects of the Company could be adversely affected.

      At December 31, 1999, the Company was obligated under noncancelable operating leases. Following is a schedule of the remaining future minimum lease payments under these lease:


                       2000                $283,969
                       2001                 283,969
                       2002                 283,969
                       2003                  60,671
                       2004                  16,012
                                           --------
                       Total               $928,590
                                           ========
      Rent expense for the years ended December 31, 1999, 1998 and 1997 was $511,270, $478,652, and $214,143, respectively.

6. INCOME TAXES

      Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes in accordance with SFAS No. 109.

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)

      Significant components of the Company's deferred tax liabilities and assets as of December 31, 1999 and 1998 are as follows:

                                           1999              1998
                                        -----------       -----------
Deferred tax liability:
     Book basis of oil and natural
       gas properties in excess of
       tax basis                        $(2,522,052)      $(2,633,825)
Deferred tax asset:
     Other charge not currently
       deductible for tax purposes          186,585           792,708
     Net operating loss carryforwards     9,069,999         7,142,358
     Statutory depletion carryforward                         140,390
     Other misc.                            142,056           146,630
     Valuation allowance                 (6,876,588)       (5,588,261)
                                        -----------       -----------
Total deferred tax asset                  2,522,052         2,633,825
                                        -----------       -----------
Net deferred tax asset                  $        --       $        --
                                        ===========       ===========

     The differences between the statutory federal income taxes calculated using a federal tax rate of 35% and the Company's effective tax rate is summarized as follows:

                                           1999          1998          1997
                                        ----------    ----------    ----------
Statutory federal income taxes          $(1,298,318)  $(5,595,527)  $1,338,753
Permanent differences:
     Expense not deductible for tax
       purposes                              9,991         7,266        10,483
     Income not taxable to the
       company                                                         (66,961)
Temporary differences:
     Non-Statutory stock options                                      (224,617)
     Cumulative effect of accounting
       change                                           (958,910)
     Other                                               (24,056)
     Change in valuation allowance       1,288,327     5,588,261    (1,057,658)
                                        ----------    ----------    ----------
Income tax (benefit) expense            $       --    $ (982,966)   $       --
                                        ==========    ==========    ==========

      At December 31. 1999, the Company had cumulative net operating loss carryforwards ("NOL") for federal income tax purposes of approximately $25.3 million which will begin to expire in 2007. The net operating loss carryforwards assume that certain items, primarily intangible drilling costs have been written off in the current year. However, the Company has not made a final determination if an election will be made to capitalize all or part of these items for tax purposes. Due to the 1997 ownership change of Old Edge and the Joint venture, future utilization of the NOLs is limited by Internal Revenue Code Section 382.

7.    EMPLOYEE BENEFIT PLANS

      Effective July 1, 1997 the Company established a defined-contribution 401(k) Savings & Profit Sharing Plan Trust (the "Plan") covering employees of the Company who are age 21 or older. The Company's matching contributions to the Plan are discretionary. For the years ended December 31, 1999, 1998 and 1997 the Company contributed $81,990, $68,869 and $40,954, respectively, to the Plan.

8.    EQUITY AND STOCK PLANS

EQUITY OFFERINGS - On March 3, 1997 Combination was consummated resulting in the issuance of 4,701,361 shares to the predecessor owners of the combining entities involved in the Combination (see Note 1). In addition, during

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)

March 1997, the Company completed its Offering issuing 2,760,000 shares at $16.50 per share. Net proceeds totaled approximately $40.0 million, net of offering costs of approximately $5.4 million.

PRIVATE OFFERING - On May 6, 1999, the Company completed a "Private Offering" of 1,400,000 shares of common stock at a price of $5.40 per share. The Company also issued warrants, which were purchased for $0.125 per warrant, to acquire an additional 420,000 shares of common stock at $5.35 per share and are exercisable through May 6, 2004. At the election of the Company, the warrants may be called at a redemption price of $0.01 per warrant at any time after any date at which the average daily per share closing bid price for the immediately proceeding 20 consecutive trading days exceeds $10.70. No warrants have been exercised as of December 31, 1999. Total proceeds, net of offering costs, were approximately $7.4 million of which $4.9 million was used to repay debt under the Revolving Credit Facility with the remainder being utilized to satisfy working capital requirements and to fund a portion of the Company's exploration program.

STOCK PLAN - In conjunction with the Offering, the Company established the Incentive Plan of Edge Petroleum Corporation (the "Incentive Plan"). The Incentive Plan is discretionary and provides for the granting of awards, including options for the purchase of the Company's Common Stock ("Common Stock") and for the issuance of restricted and/or unrestricted Common Stock to directors, officers, employees and independent contractors of the Company. The options and restricted stock granted to date vest over 2-10 years. An aggregate of 1,200,000 shares of Common Stock have been reserved for grants under the Incentive Plan, of which 335,866 shares were available for future grants at December 31, 1999 (these shares include only those issued under the Incentive
Plan). Shares of Common Stock awarded as restricted stock are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment or service or achievement of certain performance milestones. During 1999, 1998 and 1997, 4,809, 12,025 and 250,586 shares, respectively, of restricted stock were awarded having a market value of $6.13, $12.38 and $16.50, respectively, per share as of the award date. The total market value of such awards has been recorded as unearned compensation-restricted stock and is shown as a separate component of stockholders' equity and is amortized to expense over the vesting period.

      Effective May 21, 1999, the Company amended and restated the Incentive Plan. In conjunction with those and other amendments of the Incentive Plan, the Company exchanged, on a voluntary basis, 556,488 outstanding Nonqualified Stock options of certain employees and Directors of the Company for 326,700 new common stock options in replacement of those options. The exercise price of the replacement options was $7.06, which represents the fair market value on the date of grant. The replaced options have a ten-year term with 50% of the options vesting immediately on the date of grant with the remaining 50% vesting on May 21, 2000. On May 21, 1999, the Company also issued 99,800 new ten-year common stock options to employees, which vest 100% on May 21, 2001. The exercise price of the new options was $7.06, which represents the fair market value on the date of grant. On June 1, 1999 the Company issued 21,000 ten-year common stock options to non-employee directors with an exercise price of $7.28 per share vesting 100% on June 1, 2001.

      Effective January 8, 1999, as a component of his employment agreement with the Company, John Elias, CEO and Chairman of the Board, was granted options outside of the Incentive Plan for the purchase of 200,000 shares of common stock. These options vest and become exercisable one-third upon issue, and one-third upon each of January 1, 2000 and January 1, 2001. These amounts are included within options granted, and 66,666 options exercisable, during 1999 in the table below.

      In addition, as of the date of the Combination, Old Edge had in place a stock incentive plan which was administered by non-employee members of the Board of Directors of Old Edge. Prior to the Combination, two executives of the Company each held outstanding options for the purchase of 2,193 shares of Old Edge Common Stock granted under the Old Edge incentive plan. Upon completion of the Combination, such options were converted into incentive stock options for the purchase of an aggregate of 97,844 (48,922 for each of the two individuals) shares of Common Stock of the Company (such number of shares of Common Stock as would have existed if such options had been exercised immediately prior to the Combination Transactions). After adjustment for the conversion, the option price per share of Common Stock for each of the two grants was approximately $ 4.09 and $2.04, respectively. These amounts are included within options granted during 1997 in the table below. Of these shares 48,922 were exercised during 1997 and 48,922 remain outstanding at December 31, 1999, 1998 and 1997.

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)

UNEARNED COMPENSATION EXPENSE - Unearned compensation expense is amortized to operations over the corresponding vesting period. Amortization of unearned compensation expense for the years ended December 31, 1999, 1998 and 1997 was $349,623, $621,191 and $513,393, respectively.

       Effective December 31, 1999, Mr. James D. Calaway resigned as President and Chief Operating Officer and a Director of the Company. In connection with his resignation his remaining restricted stock, 93,552 shares, became fully vested. Included in "Other charge" for 1999 is the amortization of approximately $1.1 million of unearned compensation expense resulting from the vesting of those restricted shares.

      Effective November 16, 1998, Mr. John E. Calaway resigned as Chairman of the Board, Chief Executive Officer and a Director of the Company. In connection with his resignation his remaining restricted stock, 106,916 shares, became fully vested. Included in "Other charge" for 1998 is the amortization of approximately $1.6 million of unearned compensation expense resulting from the vesting of those restricted shares.

      A summary of the status of the Company's stock options and changes as of and for each of the three years ended December 31, 1999 is presented below:


                                                   1999                           1998                          1997
                                        ---------------------------    --------------------------    --------------------------
                                                     WEIGHTED AVG.                 WEIGHTED AVG.                 WEIGHTED AVG.
                                         SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                                        --------    ---------------    -------    ---------------    -------    ---------------
Outstanding, January 1                   739,055        $ 15.17        706,365        $ 15.63
Granted                                  320,800        $  5.30        107,600        $ 12.76        783,040        $ 14.80
Reissued/repriced                        326,700        $  7.06
Recalled                                (556,488)       $ 15.84
Forfeited                                (11,500)       $  7.06        (74,910)       $ 16.01        (27,753)       $ 16.50
Exercised                                                                                            (48,922)       $  2.04
                                        --------                       -------                       -------
Outstanding, December 31                 818,567        $  7.74        739,055        $ 15.17        706,365        $ 15.63
                                        ========                       =======                       =======
Exercisable, December 31                 409,783        $  9.32        272,785        $ 14.27         48,922        $  4.09
                                        ========                       =======                       =======

      A summary of the of the Company's stock options categorized by class of grant at December 31, 1999 is presented below:

                            ALL OPTIONS                                               OPTIONS EXERCISABLE
----------------------------------------------------------------     -----------------------------------------
                                        WEIGHTED        WEIGHTED                                     WEIGHTED
                                        AVERAGE          AVERAGE                                       AVERAGE
   RANGE OF            SHARES          REMAINING        EXERCISE        RANGE OF         SHARES       EXERCISE
EXERCISE PRICE      OUTSTANDING     CONTRACTUAL LIFE       PRICE     EXERCISE PRICE   OUTSTANDING       PRICE
--------------      -----------     ---------------     --------     --------------   -----------     --------
$4.09 - $4.22         248,922             8.64           $ 4.19      $4.09 - $4.22      115,588        $ 4.17
$7.06 - $7.28         436,800             9.41           $ 7.07      $7.06 - $7.28      160,550        $ 7.06
    $16.50            133,645             7.17           $16.50         $16.50          133,645        $16.50

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)

      The Company applies the intrinsic value based method of APB No.25 in accounting for its stock options. Accordingly, no compensation expense has been recognized for any stock options granted. Had compensation expense for the Company's stock options granted during the years ended December 31, 1999, 1998 and 1997 been determined based on the fair value at the grant dates, consistent with the methodology prescribed by SFAS No.123, the Company's net income and earnings per share would have been reduced to the amounts indicated below based on the Black-Scholes option pricing model (the "Model") adopted for the use in valuing stock options. The estimated values under the Model are based on the following assumptions for the years ended December 31, 1999, 1998 and 1997: expected volatility based on historical volatility of daily Common Stock Prices (70%, 53% and 41%, respectively), a risk free rate of return based on a discount rate which approximates the U.S. Treasury rate at the time of the grant, no dividend yields, an expected option exercise period of 8 years for both periods (with the exercise occurring at the end of such period) and a forfeiture rate of 0-10% over the vesting period of such options.

      Following is the pro forma effect of FASB 123 and its impact on net income
(loss) and earnings (loss) per basic and diluted share for the three years ended December 31, 1999, 1998 and 1997.

                                                 YEAR ENDED DECEMBER 31,
                                       --------------------------------------------
                                           1999            1998           1997
                                       -------------  --------------  -------------
Net income (loss):
     As reported                       $  (3,709,480) $  (13,223,419) $   3,825,009
                                       =============  ==============  =============
     Pro forma                         $  (4,186,567) $  (13,743,611) $   3,454,671
                                       =============  ==============  =============
As Reported:
  Basic earnings (loss) per share:
     Net income (loss) before
       cumulative effect of
       accounting change               $       (0.43) $        (1.93) $        0.53
     Cumulative effect of accounting
       change                                     --            0.23             --
                                       -------------  --------------  -------------
     Basic earnings (loss) per share   $       (0.43) $        (1.70) $        0.53
                                       =============  ==============  =============
  Diluted earnings (loss) per share:
     Net income (loss) before
       cumulative effect of
       accounting change               $       (0.43) $        (1.93) $        0.52

     Cumulative effect of accounting
       change                                     --            0.23             --
                                       -------------  --------------  -------------
     Diluted earnings (loss) per
       share                           $       (0.43) $        (1.70) $        0.52
                                       =============  ==============  =============
Pro forma:
  Basic earnings (loss) per share:
     Net income (loss) before
       cumulative effect of
       accounting change               $       (0.49) $        (2.00) $        0.47
     Cumulative effect of accounting
       change                                     --            0.23             --
                                       -------------  --------------  -------------
     Basic earnings (loss) per share   $       (0.49) $        (1.77) $        0.47
                                       =============  ==============  =============
  Diluted earnings (loss) per share:
     Net income (loss) before
       cumulative effect of
       accounting change               $        0.49  $        (2.00) $        0.47
     Cumulative effect of accounting
       change                                     --            0.23             --
                                       -------------  --------------  -------------
     Diluted earnings (loss) per
       share                           $       (0.49) $        (1.77) $        0.47
                                       =============  ==============  =============

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)

      COMPUTATION OF EARNINGS PER SHARE - The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128.

                                              YEAR ENDED DECEMBER 31, 1997
                                        -----------------------------------------
                                          INCOME          SHARES        PER-SHARE
                                        (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                        -----------    -------------    ---------
BASIC EPS
Income available to common
  stockholders                          $ 3,825,009        7,274,617    $    0.53
EFFECT OF DILUTIVE SECURITIES
Common stock options                           --             45,783        (0.01)
                                        -----------    -------------    ---------
DILUTED EPS
Income available to common
  stockholders                          $ 3,825,009        7,320,400    $    0.52
                                        ===========    =============    =========

      For the year ended December 31, 1999, and 1998, the Company reported a net loss, thus the effects of stock options and warrants are antidilutive.

9. RELATED PARTY TRANSACTIONS

      In May 1992, the Company became the managing venturer of the Essex Royalty Joint Venture ("Essex") and the Company entered into a management agreement with Essex. In September 1994, the Company became the managing venturer of the Essex Royalty Joint Venture II ("Essex II") and the Company entered into a management agreement with Essex II. Under the management agreements with Essex and Essex II (collectively, the "Essex Joint Ventures"), the Company receives a monthly management fee for managing the Essex Joint Ventures, the general partner of each of which is a related party. For the years ended December 31, 1999, 1998 and 1997, the Company recorded management fees totaling $52,560, $120,000 and $120,000, respectively, and have recorded these amounts as a reduction of general and administrative expenses. In addition, these agreements stipulate that the Company is entitled to be reimbursed for certain direct general and administrative expenses and other reimbursable costs. Such amounts invoiced by the Company to the Essex Joint Ventures for the years ended December 31, 1998 and 1997 amounted to $3,074 and $61,746, respectively. At December 31, 1999 and 1998, the Company had a receivable from the Essex Joint Ventures of $58,651 and $167,971, respectively, relating to these management fees, direct expenses, and costs.

      Pursuant to a Purchase and Sale Agreement dated as of November 9, 1999, the Company sold 18,872 shares of Common Stock to Mr. James C. Calaway. In exchange for such stock, the Company received from Mr. Calaway his working interests in all the Company's prospects, leases and areas of mutual interest.

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)

10.      SUPPLEMENTAL FINANCIAL QUARTERLY RESULTS (UNAUDITED):

                                          4TH          3RD          2ND          1ST
                                        QUARTER      QUARTER      QUARTER      QUARTER
                                        -------      -------      -------      -------
                                           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1999
     Oil and natural gas revenues       $ 3,699      $3,056       $4,189       $3,542
     Operating expenses                   6,923       2,960        4,414        3,820
     Operating income (loss)             (3,224)         96         (225)        (278)
     Other income and (expense), net        (36)                     (15)         (27)
     Net income (loss)                   (3,260)         96         (240)        (305)
     Basic earnings (loss) per share    $ (0.36)     $ 0.01       $(0.03)      $(0.04)
     Diluted earnings (loss) per
       share                            $ (0.36)     $ 0.01       $(0.03)      $(0.04)
1998
     Oil and natural gas revenues       $ 3,847      $3,981       $3,849       $3,786
     Operating expenses                  19,865       4,538        3,812        3,279
     Operating income (loss)            (16,017)       (556)          37          506
     Other income and (expense), net        (44)         (3)          44           46
     Income tax (expense) benefit         1,020         191          (34)        (194)
     Net income (loss)                  (13,260)       (368)          47          358
     Basic earnings (loss) per share:
          Net income (loss) before
            cumulative effect of
            accounting change           $ (1.71)     $(0.05)      $ 0.01       $ 0.05
          Cumulative effect of
            accounting change                                                    0.23
          Basic earnings (loss) per
            share                         (1.71)      (0.05)        0.01         0.28
     Diluted earnings (loss) per
       share:
          Net income (loss) before
            cumulative effect of
            accounting change           $ (1.71)     $(0.05)      $ 0.01       $ 0.05
          Cumulative effect of
            accounting change                                                    0.23
          Diluted earnings (loss) per
            share:                        (1.71)      (0.05)        0.01         0.28

      The sum of the individual quarterly basic and diluted earnings (loss) per share amounts may not agree with year-to-date basic and diluted earnings (loss) per share amounts as a result of each period's computation being based on the weighted average number of common shares outstanding during that period.

      Included in operating expenses for the three months ended December 31, 1999 and 1998 is an other charge of approximately $1.7 million and $2.9 million, respectively, the majority of which represents one-time charges to satisfy corporate obligations under the former President's and Chairman's employment contracts (see Note 1). Included in operating expenses during the three months ended December 31, 1998 is approximately $10 million representing an impairment of oil and natural gas properties (see Note 1).

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)

11. SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

      This footnote provides unaudited information required by Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Natural Gas Producing Activities."

   CAPITALIZED COSTS (Y) Capitalized costs and accumulated depletion, depreciation and amortization relating to the Company's oil and natural gas producing activities, all of which are conducted within the continental United States, are summarized below:

                                                DECEMBER 31,
                                        ----------------------------
                                           1999             1998
                                        -----------      -----------
Developed oil and natural gas
  properties                            $58,981,484      $48,441,741
Undeveloped oil and natural gas
  properties                             17,930,027       21,388,831
Accumulated depletion, depreciation
  and amortization                      (33,521,520)     (25,708,987)
                                        -----------      -----------
Net capitalized cost                    $43,389,991      $44,121,585
                                        ===========      ===========

   COSTS INCURRED (Y) Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below:

                                               YEAR ENDED DECEMBER 31,
                                        --------------------------------------
                                           1999          1998          1997
                                       -----------   -----------   -----------
Acquisition Cost:
     Unproved projects and prospects   $ 7,691,947   $20,852,838   $17,659,706
Exploration costs                        3,334,836    10,236,188     8,640,530
Development costs                        3,455,493     3,249,492     1,207,771
                                       -----------   -----------   -----------
     Gross costs incurred               14,482,276    34,338,518    27,508,007
Less proceeds from the sales of
  prospects                              3,471,247     6,951,673     2,325,418
                                       -----------   -----------   -----------
     Net cost incurred                 $11,011,029   $27,386,845   $25,182,589
                                       ===========   ===========   ===========

      Net costs incurred excludes sales of proved oil and natural gas properties which are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

RESULTS OF OPERATIONS - Results of operations for the Company's oil and natural gas producing activities are summarized below:

                                               YEAR ENDED DECEMBER 31,
                                       ---------------------------------------
                                           1999          1998          1997
                                       -----------   -----------   -----------
Oil and natural gas revenues           $14,485,995   $15,463,432   $13,468,042
Operating expenses:
     Oil and natural gas operating
       expenses and ad valorem taxes     1,954,058     2,438,553     1,459,291
     Production taxes                    1,085,012       937,206       871,357
     Depletion, depreciation and
       amortization                      7,812,533     9,254,412     2,483,539
     Impairment of oil and natural
       gas properties                                 10,012,989
                                       -----------   -----------   -----------
       Results of operations           $ 3,634,392   $(7,179,728)  $ 8,653,855
                                       ===========   ===========   ===========

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)

RESERVES (-) Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can reasonably be expected to be recovered through existing wells with existing equipment and operating methods. Proved oil and natural gas reserve quantities and the related discounted future net cash flows before income taxes (see Standardized Measure) for the periods presented are based on estimates prepared by Ryder Scott Company, independent petroleum engineers. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

   The Company's net ownership interests in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below.

                                                     NATURAL GAS
                                                        (MCF)
                                               YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                           1999          1998          1997
                                       ------------  ------------  ------------
Proved developed and undeveloped
  reserves
     Beginning of year                   24,235,000    29,123,000    13,417,000
     Revisions of previous estimates     (5,011,534)   (6,834,982)   (5,397,141)
     Extensions and discoveries           8,519,618     8,231,477    25,402,000
     Sales of natural gas properties     (1,306,146)
     Production                          (5,675,938)   (6,284,495)   (4,298,859)
                                       ------------  ------------  ------------
          End of Year                    20,761,000    24,235,000    29,123,000
                                       ============  ============  ============
Proved developed reserves at year end    15,084,000    15,844,000    17,866,000
                                       ============  ============  ============

                                           OIL, CONDENSATE AND NATURAL GAS
                                                       LIQUIDS
                                                        (BBLS)
                                               YEAR ENDED DECEMBER 31,
                                          ----------------------------------
                                             1999        1998        1997
                                          ----------  ----------  ----------
Proved developed and undeveloped
  reserves
     Beginning of year                       444,813     866,186     642,714
     Revisions of previous estimates         150,207    (401,003)   (147,917)
     Extensions and discoveries              309,246     121,404     537,029
     Sales of oil properties                 (15,661)
     Production                             (187,223)   (141,774)   (165,640)
                                          ----------  ----------  ----------
          End of Year                        701,382     444,813     866,186
                                          ==========  ==========  ==========
Proved developed reserves at year end        577,775     308,347     646,009
                                          ==========  ==========  ==========

   STANDARDIZED MEASURE (Y) The Standardized Measure of Discounted Future Net Cash Flows relating to the Company's ownership interests in proved oil and natural gas reserves for each of the three years ended December 31, 1999 is shown below:

                                                  YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                            1999          1998          1997
                                        -----------   -----------   -----------
Future cash inflows                     $64,112,983   $49,444,900   $83,454,087
Future oil and natural gas operating
  expenses                              (13,055,050)  (11,718,097)  (16,228,391)
Future development costs                 (3,170,357)   (3,297,539)   (5,957,039)
Future income tax expenses                                          (16,575,185)
                                        -----------   -----------   -----------
Future net cash flows                    47,887,576    34,429,264    44,693,472
10% discount factor                     (13,826,224)  (11,699,510)  (13,450,819)
                                        -----------   -----------   -----------
Standardized measure of discounted
  future net cash flows                 $34,061,352   $22,729,754   $31,242,653
                                        ===========   ===========   ===========

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)

      Future cash flows are computed by applying year-end prices of oil and natural gas to year-end quantities of proved oil and natural gas reserves. Future oil and natural gas operating expenses and development costs are computed primarily by the Company's petroleum engineers and are provided to Ryder Scott as estimates of expenditures to be incurred in developing and producing the Company's proved oil and natural gas reserves at the end of the year, based on year end costs and assuming the continuation of existing economic conditions.

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

   CHANGES IN STANDARDIZED MEASURE (Y) Changes in Standardized Measure of Discounted Future Net Cash Flows relating to proved oil and gas reserves are summarized below:

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------
                                              1999             1998             1997
                                          ------------     ------------     ------------
Changes due to current year operations:
    Sales of oil and natural gas, net of
      oil and natural gas operating
      expenses                            $(11,446,925)    $(12,087,673)    $(11,137,394)
    Sales of oil and natural gas
      properties                            (1,439,355)
    Extensions and discoveries              16,483,064        6,417,976       34,003,639
Changes dues to revisions in
  standardized variables:
    Prices and operating expenses           10,947,292       (9,163,029)     (15,703,096)
    Revisions of previous quantity
      estimates                             (5,903,857)      (9,612,849)      (8,897,696)
    Estimated future development costs         164,412        2,659,500       (4,974,436)
    Income taxes                                               9,645,975       3,116,093
    Accretion of discount                    2,272,975        4,088,863        3,942,563
    Production rates (timing) and other        224,021         (461,662)         692,811
                                          ------------     ------------     ------------
Net change                                  11,301,627       (8,512,899)       1,042,484
Beginning of year                           22,729,754       31,242,653       30,200,169
                                          ------------     ------------     ------------
End of year                               $ 34,061,352     $ 22,729,754     $ 31,242,653
                                          ============     ============     ============

      Sales of oil and natural gas, net of oil and natural gas operating expenses are based on historical pre-tax results. Sales of oil and natural gas properties, extensions and discoveries, purchases of minerals in place and the changes due to revisions in standardized variables are reported on a pre-tax discounted basis, while the accretion of discount is presented on an after tax basis.