Form 10-Q
period 2000-03-31
EDGE PETROLEUM CORP
filed 2000-05-15
CIK 1021010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                                Yes X  No___


         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class                                Outstanding at May 12, 2000
    ------------                             ---------------------------
    Common Stock                                      9,182,023

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDGE PETROLEUM CORPORATION

Consolidated Balance Sheets
-----------------------------------------------------------------------------------------------------------------

                                                     March 31,      December 31,
                                                       2000            1999
                                                  --------------  --------------
ASSETS                                              (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents ...................    $ 1,724,563     $   577,864
   Accounts receivable, trade ..................      2,902,845       3,489,709
   Accounts receivable, joint interest
     owners, net of allowance of $163,000
     at March 31, 2000 and December 31, 1999 ...      1,055,676       1,177,555
   Accounts receivable, related parties ........         42,610          59,951
   Other current assets ........................        151,300         161,558
                                                    -----------     -----------
                Total current assets                  5,876,994       5,466,637
                                                    -----------     -----------
PROPERTY AND EQUIPMENT, Net - full cost method
   of accounting for oil and natural gas             45,319,045      45,976,007

INVESTMENT IN FRONTERA .........................      3,867,233       3,867,233

OTHER ASSETS ...................................          7,788           7,788
                                                    -----------     -----------
TOTAL ASSETS ...................................    $55,071,060     $55,317,665
                                                    ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable, trade .....................    $ 1,465,223     $ 1,332,760
   Accrued liabilities .........................      3,747,271       4,994,929
   Accrued interest payable ....................        117,099          16,369
   Current portion of long-term debt ...........      5,400,000       4,100,000
                                                    -----------     -----------
                Total current liabilities ......     10,729,593      10,444,058
                                                    -----------     -----------
LONG-TERM DEBT .................................      1,800,000       2,700,000
                                                    -----------     -----------
                Total liabilities ..............     12,529,593      13,144,058
                                                    -----------     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 5,000,000 shares
     authorized; none issued and outstanding
   Common stock, $.01 par value; 25,000,000 shares
     authorized;  9,182,023 shares issued and
     outstanding at March 31, 2000 and December
     31, 1999                                            91,820          91,820
   Additional paid-in capital ..................     55,223,901      55,223,901
   Accumulated deficit .........................    (12,748,619)    (13,107,890)
   Unearned compensation - restricted stock ....        (25,635)        (34,224)
                                                    -----------     -----------
                Total stockholders' equity .....     42,541,467      42,173,607
                                                    -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY ....    $55,071,060     $55,317,665
                                                    ===========     ===========

See accompanying notes to consolidated financial statements.


EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

                                                        Three Months Ended
                                                              March 31,
                                                  ------------------------------
                                                         2000           1999

OIL AND NATURAL GAS REVENUES ...................    $ 3,810,921     $ 3,542,188

OPERATING EXPENSES:
   Lifting costs ...............................        439,809         479,128
   Severance and ad valorem taxes ..............        306,649         352,689
   Depletion, depreciation and amortization ....      1,786,978       1,902,760
   General and administrative expenses .........        878,779       1,001,819
   Unearned compensation expense ...............          8,589          83,976
                                                    -----------     -----------
                Total operating expenses .......      3,420,804       3,820,372
                                                    -----------     -----------
OPERATING INCOME (LOSS) ........................        390,117        (278,184)

OTHER INCOME AND EXPENSE:
   Interest income .............................         13,233          11,022
   Interest expense ............................        (44,079)        (38,326)
                                                    -----------     -----------
INCOME (LOSS) BEFORE INCOME TAXES ..............        359,271        (305,488)

INCOME TAX EXPENSE .............................           --              --
                                                    -----------     -----------
NET INCOME (LOSS) ..............................    $   359,271     $  (305,488)
                                                    ===========     ===========


BASIC EARNINGS (LOSS) PER SHARE: ...............    $      0.04     $     (0.04)
                                                    ===========     ===========

DILUTED EARNINGS (LOSS) PER SHARE: .............    $      0.04     $     (0.04)
                                                    ===========     ===========
BASIC WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING ...................      9,182,023       7,758,667
                                                    ===========     ===========
DILUTED WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING ...................      9,182,023       7,758,667
                                                    ===========     ===========








See accompanying notes to consolidated financial statements.


EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
----------------------------------------------------------------------------------------------------------------------------


                                                                                               Unearned
                                           Common Stock          Additional                  Compensation -    Total
                                    --------------------------    Paid-in     Accumulated     Restricted    Stockholders'
                                        Shares       Amount       Capital       Deficit          Stock         Equity
                                      ---------     --------   -----------  --------------  -------------  --------------
BALANCE,
   JANUARY 1, 2000 .............      9,182,023      $91,820   $55,223,901   $(13,107,890)      $(34,224)    $42,173,607

   Unearned compensation expense                                                                   8,589           8,589

   Net income ..................                                                  359,271                        359,271
                                      ---------     --------   -----------   ------------    -----------     -----------
BALANCE,
   MARCH 31, 2000 ..............      9,182,023      $91,820   $55,223,901   $(12,748,619)      $(25,635)    $42,541,467
                                      =========     ========   ===========   ============    ===========     ===========










































See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
-----------------------------------------------------------------------------------------------------------

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                             -------------- -------------
                                                                                   2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ....................................................    $  359,271     $ (305,488)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depletion, depreciation and amortization ..........................     1,786,978      1,902,760
      Unearned compensation expense .....................................         8,589         83,976
   Changes in assets and liabilities:
      Accounts receivable, trade ........................................       586,864     (1,060,588)
      Accounts receivable, joint interest owners, net ...................       121,879        118,895
      Accounts receivable, related parties ..............................        17,341         24,182
      Other current assets ..............................................        10,258         33,418
      Accounts payable, trade ...........................................       132,463      1,308,185
      Accrued liabilities ...............................................    (1,247,658)      (295,223)
      Accrued interest payable ..........................................       100,730          1,807
                                                                             ----------     ----------
                 Net cash provided by operating activities ..............     1,876,715      1,811,924
                                                                             ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Oil and natural gas property and equipment purchases .................    (1,713,427)    (2,967,791)
   Proceeds from the sale of oil and natural gas properties and prospects       583,411      1,648,717
   Investment in Frontera ...............................................                       (5,626)
                                                                             ----------     ----------
                 Net cash used in investing activities ..................    (1,130,016)    (1,324,700)
                                                                             ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (payments) on long-term debt .................................       400,000       (500,000)
                                                                             ----------     ----------
                Net cash provided by (used in) financing activities .....       400,000       (500,000)
                                                                             ----------     ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................     1,146,699        (12,776)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........................       577,864        272,428
                                                                             ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ................................    $1,724,563     $  259,652
                                                                             ==========     ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest, net of amounts capitalized ....................   $    29,132    $    38,305






See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The financial statements included herein have been prepared by Edge Petroleum Corporation, a Delaware corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

       In June 1999, the Financial Accounting Standards Board issued SFAS No. 137,"Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 delays the effective date for implementation of SFAS No. 133 for one year making SFAS No. 133 effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Retroactive application to periods prior to adoption is not allowed. The Company has not quantified the impact of adoption on its financial statements or the date it intends to adopt.

2.       LONG TERM DEBT

      The Company is a party to a credit facility (the "Revolving Credit Facility") with a bank. Borrowings under the Revolving Credit Facility are limited by a borrowing base, as defined in the Revolving Credit Facility, and bear interest at a rate equal to prime or LIBOR plus 1.75% to 2.25% depending upon the level of borrowing base utilization. The Revolving Credit Facility is secured by substantially all of the assets of the Company.

      Each quarter, at the election of the Company or the bank, the borrowing base under the Revolving Credit Facility can be redetermined. The borrowing base is also subject to mandatory reductions, which are subject to revision each time the borrowing base is redetermined. The borrowing base is currently required to be reduced on the first day of each month by $450,000. At March 31, 2000, the total reduction from the original borrowing base of $9 million was $1.8 million, resulting in a borrowing base of $7.2 million at March 31, 2000. At March 31, 2000, the borrowings under this facility totaled $7.2 million with no remaining borrowing base available for future borrowings. For the three months ended March 31,2000, the weighted average debt outstanding was $7.3 million, and the weighted average interest rate was 8.4%. Subsequent to March 31, 2000, the Company sold certain oil and natural gas properties (see Note 6). As a result of the sale and the April 1, 2000 regularly scheduled monthly borrowing base reduction, the borrowing base reduced to $6 million. A portion of the proceeds from the sale were used to reduce outstanding debt to $6 million.

      The Revolving Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of its oil and natural gas properties or other collateral, engaging in merger or consolidation transactions and prohibitions of dividends and certain distributions of cash or properties and certain liens. The Revolving Credit Facility also contains certain financial covenants. The Tangible Net Worth Covenant requires that at the end of each quarter the Company's Tangible Net Worth be at least 90% of the Company's actual tangible net worth as reported at December 31, 1998 (or $33,260,720) plus 50% of positive net income and 100% of other increases in equity for all fiscal quarters ending subsequent to December 31, 1998. The Fixed Charge Covenant requires that at the end of each quarter beginning June 30, 1999, the ratio of annualized EBITDA (as defined) to the sum of annualized interest expense plus 50% of the quarter end loans outstanding must be at least 1.25 to 1.00. At March 31, 2000 and December 31, 1999 the Company was in compliance with the above mentioned covenants.

3.       EARNINGS PER SHARE

       The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128 - "Earnings per Share," ("SFAS No. 128") which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options and warrants, having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method. For the three months ended March 31, 2000 and 1999 all common stock options and warrants were anti-dilutive.

4.       INCOME TAXES

      The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes," ("SFAS No. 109") which provides for an asset and liability approach in accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Due to the uncertainty as to whether the Company will be profitable in the future, an allowance has been provided to offset the tax benefits of certain tax assets. No income tax expense was recorded for the three months ended March 31, 2000 as the Company has utilized the benefit of its net operating loss carryforwards to offset current taxable income.

       At March 31, 2000, the Company had cumulative net operating loss carryforwards for federal income tax purposes of approximately $24.6 million which will begin to expire in 2007. The net operating loss carryforwards assume that certain items, primarily intangible drilling costs, have been written off in the current year. However, the Company has not made a final determination if an election will be made to capitalize all or part of these items for tax purposes.

       The differences between the statutory federal income taxes calculated usinga federal tax rate of 35% and the Company's effective tax rate as of March 31, 2000 and 1999 are summarized as follows:


                                                           2000         1999
                                                       -----------  -----------

Statutory federal income taxes .............            $ 125,745    $(106,921)
Permanent differences:
     Expense not deductible for tax purposes                2,140        3,161

Change in valuation allowance ..............             (127,885)     103,760
                                                        ---------    ---------
Income tax (benefit) expense ...............            $    --      $    --
                                                        =========    =========

5.       EQUITY

       The Company accounts for Stock Based Compensation in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation," ("SFAS No. 123"). Under SFAS No. 123, the Company is permitted to either record expense for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25 ("APB No.25") and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. The Company has elected to continue following APB No. 25.

       Effective May 21, 1999, the Company amended and restated its Incentive Plan. In conjunction with those and other amendments of the Incentive Plan, the Company exchanged, on a voluntary basis, 556,488 outstanding nonqualified stock options of certain employees and Directors of the Company for 326,700 new common stock options in replacement of those options. The exercise price of the replacement options was $7.06, which represents the fair market value on the date of grant. The replaced options have a ten-year term with 50% of the options vesting immediately on the date of grant with the remaining 50% vesting on May 21, 2000. On May 21, 1999, the Company also issued 99,800 new ten-year common stock options to employees, which vest 100% on May 21, 2001. The exercise price of the new options was $7.06, which represents the fair market value on the date of grant. On June 1, 1999 the Company issued 21,000 ten-year common stock options to non-employee directors with an exercise price of $7.28 per share, which represents the fair market value on date of grant, vesting 100% on June 1 2001.

       In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB No. 25. This Interpretation clarifies the application of APB No. 25 for certain issues including (a) the definition of "employee" for the purpose of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as noncompensatory, (c) the accounting consequences of various modifications to the terms of previously fixed stock options or awards and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions cover specific events occurring after December 15, 1998 or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The voluntary exchange and issuance of new common stock options in replacement of those options, referred to above, which were effective May 21, 1999, will be covered by this Interpretation as these transactions fall within the guidelines of a specific event after December 15, 1998 as defined by the Interpretation. Accordingly these new common stock options will be accounted for under variable plan accounting on a prospective basis from July 1, 2000, resulting in an effect on the Company's results of operations for increases in the stock price above the exercise price of the option or the stock price at July 1, 2000, whichever is greater.

6.       PROPERTY DISPOSITION

       Subsequent to March 31, 2000, the Company completed the sale of its working interests owned in its Wheeler property in Starr County, Texas. Proceeds from the sale were approximately $1 million and associated net proved reserves were approximately 550 MMcfe or 2% of the Company's total proved reserves, at the time of the sale.

       The Company uses the full-cost method of accounting for its oil and natural gas properties. Under this method, a sale of oil and natural gas properties, whether or not being amortized currently, shall be accounted for as an adjustment of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves. The proceeds from the sale of these proved producing properties were credited directly to the full cost pool.

7.       HEDGING ACTIVITIES

       Due to the instability of oil and natural gas prices, the Company enters into, from time to time, price risk management transactions (e.g., swaps and collars) for a portion of it's oil and natural gas production in order to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits the benefit to the Company of increases in the price of oil and natural gas it also limits the downside risk of adverse price movements. The Company's hedging arrangements typically apply to only a portion of its production, providing only partial price protection against declines in oil and natural gas prices and limiting potential gains from future increases in prices. The Company accounts for these transactions as hedging activities and, accordingly, gains and losses are included in oil and natural gas revenues during the period the hedged production occurs.

       The impact on oil and natural gas revenues from hedging activities for the three months ended March 31, 2000 and 1999 was as follows:

                                                                                             Gain (Loss)
                                                                     Bbl      MMbtu    ----------------------
     Hedge             Effective Dates    Price Per    Price Per   Volumes   Volumes     Three Months Ended
      Type .......   Beginning   Ending     Barrel       MMbtu     Per Day   Per Day           March 31,
------------------   ---------  --------  ---------  -----------   -------   -------   ---------- -----------
                                                                                          2000        1999
                                                                                       ---------- -----------
Natural Gas Swap ..... 3/1/99   10/31/99             $     1.957              13,000               $ 142,346
Natural Gas Collar ... 2/1/00    2/29/00             $2.20-$2.31               9,000   $ (70,470)
Natural Gas Collar ... 3/1/00    4/30/00             $2.20-$2.50               9,000     (27,900)
Oil Swap ............. 1/1/00    3/31/00    $25.60                    150                (27,521)
                                                                                       ---------   ---------
    Total ............                                                                 $(125,891)  $ 142,346
                                                                                       =========   =========

       The Company's hedging activities for natural gas are entered into on a per MMbtu delivered price basis, Houston Ship Channel, with settlement for each calendar month occurring five business days following the publishing of the Inside F.E.R.C. Gas Marketing Report.

       Included within oil and natural gas revenues or the three months ended March 31, 2000 and 1999 was $(125,891), and $142,346, respectively, representing net (losses) and gains from hedging activity. During December 1999, the Company entered into a crude oil fixed price swap. The number of barrels of oil per day ("BOD") and the related fixed price subject to the oil price swap are as follows: i) January 1, 2000 - March 31, 2000, 150 BOD, swap at $25.60, ii) April 1, 2000 - June 30, 2000, 125 BOD, swap at $22.87, iii) July 1, 2000 - September
30, 2000, 60 BOD,  swap at $21.47,  and iv) October 1, 2000 - December 31, 2000,
50 BOD, swap at $ 20.46. During the first quarter of 2000 the Company entered into three natural gas collars. The natural gas collars cover the following MMbtu per day and floor and ceiling per MMbtu prices: i) February 1, 2000 - February 29, 2000, 9,000 MMbtu per day, $2.20 floor - $2.31 ceiling, ii) March 1, 2000 - April 30, 2000, 9,000 MMbtu per day, $2.20 floor - $2.50 ceiling and
iii) May 1, 2000 - September 30, 2000,  6,000 MMbtu per day, $2.05 floor - $2.60 ceiling. At March 31, 2000 and December 31, 1999, the market value of outstanding hedges was approximately $(620,000) and $15,000, respectively.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

       The following is management's discussion and analysis of certain significant factors that have affected certain aspects of the Company's financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q and with the Company's audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1999. Unless otherwise indicated by the context, references herein to the "Company" mean Edge Petroleum Corporation, a Delaware corporation that is the registrant, and its subsidiaries.

      Overview

      Edge Petroleum Corporation is an independent energy company engaged in the exploration, development and production of oil and natural gas. Edge conducts its operations primarily along the onshore Gulf Coast with its primary emphasis in South Texas and South Louisiana where it currently controls interests in excess of 88,000 gross acres under lease and option. The Company explores for oil and natural gas by emphasizing an integrated application of highly advanced data visualization techniques and computerized 3-D seismic data analysis to identify potential hydrocarbon accumulations. The Company believes its approach to processing and analyzing geophysical data differentiates it from other independent exploration and production companies and is more effective than conventional 3-D seismic data interpretation methods. The Company also believes it maintains one of the largest databases of onshore South Texas Gulf Coast 3-D seismic data of any independent oil and natural gas company, and is continuously acquiring additional data within this core region.

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

       The Company uses the full-cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain general and administrative costs that are directly attributable to the Company's acquisition, exploration and development activities, are capitalized in a "full-cost pool" as incurred. The Company capitalizes internal Geological and Geophysical ("G&G") costs that are directly attributable to acquisition, exploration and development activities to oil and natural gas properties. Total internal G&G costs capitalized during the three months ended March 31, 2000 and 1999 were $413,430 and $563,592, respectively. The Company records depletion of its full-cost pool using the unit of production method. Investments in unproved properties are not subject to amortization until the proved reserves associated with the projects can be determined or until impaired. To the extent that capitalized costs subject to amortization in the full-cost pool (net of depletion, depreciation and amortization and related deferred taxes) exceed the present value (using a 10%discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to operations. Once incurred, an impairment of oil and natural gas properties is not reversible at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with the Company's quarterly filings with the Securities and Exchange Commission. At March 31, 2000, no full cost ceiling test write down of oil and natural gas properties was necessary.

       Due to the instability of oil and natural gas prices, the Company enters into, from time to time, price risk management transactions (e.g., swaps and collars) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits the benefit to the Company of increases in the price of oil and natural gas it also limits the downside risk of adverse price movements. The Company's hedging arrangements typically apply to only a portion of its production, providing only partial price protection against declines in oil and natural gas prices and limiting potential gains from future increases in prices. The Company accounts for these transactions as hedging activities and, accordingly, gains and losses are included in oil and natural gas revenues during the period the hedged production occurs. At March 31, 2000 the market value of all hedges was approximately $(620,000). See Note 7 for "Hedging Activities".

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

  Revenue and Production

       Oil and natural gas revenues for the three months ended March 31, 2000 increased 8% from $3,542,188 to $3,810,921, as compared to the three months ended March 31, 1999. Production volumes for oil, condensate and NGLs for the three months ended March 31, 2000 increased 31% from 37 MBbls to 49 MBbls, as compared to the three months ended March 31, 1999. The increase in oil, condensate and NGL production during the three months ended March 31, 2000 increased revenues by $116,786 (based on 1999 comparable quarter average prices), further increased by a 109% increase in the average oil, condensate and NGL sales price which increased revenues by $534,935 (based on current quarter production). Production volumes for natural gas for the three months ended March 31, 2000, decreased 34% from 1,668 MMcf to 1,096 MMcf, as compared to the three months ended March 31, 1999. The decrease in natural gas production during the three months ended March 31, 2000 decreased revenues by $1.1 million, offset by a 34% increase in the average natural gas sales price which increased revenues by $702,381. The decrease in production volumes was primarily attributable to the disposition of certain proved producing properties effective July 1, 1999, further reduced by normal production declines from existing wells offset by 9 gross (3.63 net) new successful exploratory and development wells being drilled and completed since March 31, 1999. Included within oil, condensate and NGL revenues for the three months ended March 31, 2000 was ($27,521) representing losses from hedging activities. Hedging activities decreased the effective oil, condensate and NGL average sales price by approximately $0.56 per Bbl (or 3%) for the three months ended March 31, 2000. Included within natural gas revenues for the three months ended March 31, 2000 was $(98,370) representing losses from hedging activities. Hedging activities decreased the effective natural gas sales price by approximately $0.09 per Mcf (or 3%) for the three-months ended March 31, 2000. Included within natural gas revenues for the three months ended March 31, 1999 was $142,346 representing gains from hedging activities. Hedging activities increased the effective natural gas sales price by approximately $0.09 per Mcf (or 5%) for the three-months ended March 31, 1999. See Note 7 for "Hedging Activities".

       The following table sets forth certain operational data of the Company for the periods presented:

                                              Three Months Ended        2000 Period Compared
                                                   March 31,               to 1999 Period
                                           ------------------------   ------------------------
                                                                       Increase    % Increase
                                               2000         1999      (Decrease)    (Decrease)
    .......................................
Production volumes:
   Oil, condensate and NGLs (Bbls) .......     49,029       37,410       11,619         31 %
   Natural gas (Mcf) .....................  1,096,366    1,668,243     (571,877)       (34)%

   Natural gas equivalents (Mcfe) ........  1,390,540    1,892,703     (502,163)       (27)%

Average sales prices:
   Oil, condensate and NGLs ($ per Bbl) .. $    20.96   $    10.05   $    10.91        109 %
   Natural gas ($ per Mcf) ...............       2.54         1.90         0.64         34 %
   Natural gas equivalent ($ per Mcfe) ...       2.74         1.87         0.87         47 %

Operating revenues:
   Oil, condensate and NGLs .............. $1,027,740   $  376,019   $  651,721        173 %
   Natural gas ...........................  2,783,181    3,166,169     (382,988)       (12)%
                                           ----------   ----------   ----------
         Total ........................... $3,810,921   $3,542,188   $  268,733          8 %
                                           ==========   ==========   ==========

  Costs and Operating Expenses

      Lifting costs for the three months ended March 31, 2000 decreased 8% from $479,128 to $439,809 as compared to the three months ended March 31, 1999 due primarily to the disposition of proved producing properties effective July 1, 1999, and due to a corporate focus to improve the operating structure in the field. Lifting costs were $0.32 per Mcfe and $0.25 per Mcfe for the three-month periods ended March 31, 2000 and 1999, respectively. The increase in lifting costs on a Mcfe basis was due to reduced production volumes attributable the sale of certain properties during the third quarter of 1999 which had lower overall average lifting costs.

      Severance and ad valorem taxes for the three months ended March 31, 2000 decreased 13% from $352,689 to $306,649 as compared to the three months ended March 31, 1999 due primarily to higher ad valorem taxes paid during the first quarter of 1999. Severance and ad valorem taxes were $0.22 per Mcfe and $0.19 per Mcfe for the three-month periods ended March 31, 2000 and 1999, respectively.

      Depletion, depreciation and amortization expense ("DD&A") for the three months ended March 31, 2000 decreased 6% from $1,902,760 to $1,786,978, as compared to the three months ended March 31, 1999. Included within DD&A for the three-month periods ended March 31, 2000 and 1999 was $1,617,409 and $1,708,374, respectively, representing depletion expense of oil and natural gas property, which decreased by 5%. Decreased oil and natural gas production decreased depletion expense by $453,370 and a 29% increase in the overall depletion rate increased depletion expense by $362,405. The increase in the depletion rate was primarily attributable to the abandonment of certain properties during the fourth quarter of 1999. Depletion expense on a unit of production basis for the three-month periods ended March 31, 2000 and 1999 was $1.16 per Mcfe and $0.90 per Mcfe, respectively. The remaining decrease in DD&A is due primarily to the amortization of deferred loan cost on the Revolving Credit Facility on which amortization began April 1, 1998 and was fully amortized at March 31, 1999.

      General and administrative expenses ("G&A") for the three months ended March 31, 2000 decreased 12% from $1,001,819 to $878,779, as compared to the three months ended March 31, 1999. The decrease in G&A was primarily attributable to lower salaries and related benefits attributable to a work force reduction during January 2000. Overhead reimbursement fees are recorded as a reduction to G&A and were approximately $12,000 and $54,000, respectively, for the three months ended March 31, 2000 and 1999. G&A on a unit of production basis for the three-month periods ended March 31, 2000 and 1999 was $0.63 per Mcfe and $0.53 per Mcfe, respectively.

      Unearned compensation expense for the three months ended March 31, 2000 decreased from $83,976 to $8,589,as compared to the three months ended March 31, 1999. The decrease is due to the resignation of the former

President and Chief Operating Officer during December 1999 whereby he vested in his remaining restricted stock grant. The Company charged to expense his unamortized unearned compensation upon his resignation, thereby reducing the future amounts to be charged to income.

      Interest expense for the three months ended March 31, 2000 was $44,079 as compared to $38,326 for the three months ended March 31, 1999. The total amount of interest capitalized to oil and natural gas properties during the three-month periods ended March 31, 2000 and 1999 was $131,002 and $225,597, respectively. The increase in interest expense is due to less interest being capitalized to oil and natural gas properties resulting from lower exploration activities during the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Weighted average debt was $7.3 million for the three months ended March 31, 2000 compared to $12.8 million for the three months ended March 31, 1999.

      Interest income for the three months ended March 31, 2000 increased from $11,022 to $13,233, as compared to the three months ended March 31, 1999. The increase in interest income is due to the overall increase in invested overnight money market funds.

      Due to the Company's significant deferred tax assets, no tax expense (benefit) was recorded for the three months ended March 31, 2000 and 1999. Due to the uncertainty as to whether the Company will be profitable in the future, an allowance has been provided to offset the tax benefits of certain tax assets. Should the Company continue to have net income in future periods, income tax expense will be recorded upon utilization of available tax assets.

      For the three months ended March 31, 2000, the Company had operating income of $390,117 compared to an operating loss of $(278,184) for the three month period ended March 31, 1999, primarily the result of an increase in oil and natural gas revenues as well as the impact of lower DD&A and G&A. Net income was $359,271 for the three months ended March 31, 2000 compared to a net loss of $(305,488) for the three-month period ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had cash and cash equivalents at March 31, 2000 of $1,724,563 consisting primarily of short-term money market investments, as compared to $577,864 at December 31, 1999. Working capital (deficit) was $(4,852,599) at March 31, 2000, as compared to $(4,977,421) at December 31, 1999.

      Cash flows provided by operations were $1,876,715 and 1,811,924 for the three months ended March 31, 2000 and 1999, respectively. The slight increase in cash flows provided by operations for the three months ended March 31, 2000 is primarily due to net income in the current year as compared to a net loss in the prior year and a decrease in accounts receivable for the three months ended March 31, 2000 as compared to an increase in the comparable prior year period, offset by a significant amount of payments of accrued liabilities during the three months ended March 31, 2000. Operating cash flows, before changes in working capital, were $2,154,838 and $1,681,248 for the three months ended March 31, 2000 and 1999, respectively. Higher cash flows during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 were due to higher oil and natural gas revenues and lower G&A. Higher oil and natural gas revenues during the three months ended March 31, 2000 were due to higher commodity prices offset by decreased production. Operating cash flow should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

      During the three months ended March 31, 2000, the Company continued to reinvest a substantial portion of its cash flows to increase its 3-D project portfolio, improve its 3-D seismic interpretation technology and fund its drilling program. Capital expenditures during the three months ended March 31, 2000 were approximately $1.7 million as compared to $3 million during the same period in 1999. The Company expended $1.2 million in its drilling operations resulting in the drilling of 4 gross (1.6 net) wells during the three months ended March 31, 2000 as compared to 6 gross (2.53 net) wells during the same period in 1999. The Company currently has two wells drilling, the Swickheimer well in Goliad County, Texas which spud on April 7, 2000 and the Robertson #1 well in Aadia Parish, Louisiana which spud on April 27, 2000. The remaining cost capitalized to oil and natural gas properties was capitalized internal G&G and interest of approximately $544,000. Total capital expenditures for 2000 are expected to be approximately $9 million.

      Due to the Company's active exploration and development and technology enhancement programs, the Company has experienced and expects to continue to experience substantial working capital requirements. The Company intends to fund its 2000 capital expenditures, commitments and working capital requirements through cash flows from operations, available borrowings under its existing Revolving Credit Facility, and to the extent necessary other financing activities. At March 31, 2000, the Company had no remaining amount available for future borrowings under its Revolving Credit Facility and the borrowing base is being reduced by $450,000 per month. To provide additional working capital the Company continues to market a portion of its interest in various Company generated drill ready prospects. Additionally, the Company is currently evaluating various financing and refinancing options as well as divestitures of certain non-core and under performing assets. The Company believes it will be able to generate capital resources and liquidity sufficient to fund its capital expenditures and meet such financial obligations as they come due. In the event such capital resources are not available to the Company, its drilling and other activities may be curtailed.

  Revolving Credit Facility

       The Company is a party to a credit facility (the "Revolving Credit Facility") with a bank. Borrowings under the Revolving Credit Facility are limited by a borrowing base, as defined in the Revolving Credit Facility, and bear interest at a rate equal to prime or LIBOR plus 1.75% to 2.25% depending upon the level of borrowing base utilization. The Revolving Credit Facility is secured by substantially all of the assets of the Company.

       Each quarter, at the election of the Company or the bank, the borrowing base under the Revolving Credit Facility can be redetermined. The borrowing base is also subject to mandatory reductions, which are subject to revision each time the borrowing base is redetermined. The borrowing base is currently required to be reduced on the first day of each month by $450,000. At March 31, 2000, the total reduction from the original borrowing base of $9 million was $1.8 million, resulting in a borrowing base of $7.2 million at March 31, 2000. At March 31, 2000, the borrowings under this facility totaled $7.2 million with no remaining borrowing base available for future borrowings. For the three months ended March 31,2000, the weighted average debt outstanding was $7.3 million, and the weighted average interest rate was 8.4%. Subsequent to March 31, 2000, the Company sold certain oil and natural gas properties. As a result of the sale and the April 1, 2000 regularly scheduled monthly borrowing base reduction, the borrowing base reduced to $6 million. A portion of the proceeds from the sale were used to reduce outstanding debt to $6 million.

      The Revolving Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of its oil and natural gas properties or other collateral, engaging in merger or consolidation transactions and prohibitions of dividends and certain distributions of cash or properties and certain liens. The Revolving Credit Facility also contains certain financial covenants. The Tangible Net Worth Covenant requires that at the end of each quarter the Company's Tangible Net Worth be at least 90% of the Company's actual tangible net worth as reported at December 31, 1998 (or $33,260,720) plus 50% of positive net income and 100% of other increases in equity for all fiscal quarters ending subsequent to December 31, 1998. The Fixed Charge Covenant requires that at the end of each quarter beginning June 30, 1999, the ratio of annualized EBITDA (as defined) to the sum of annualized interest expense plus 50% of the quarter end loans outstanding must be at least 1.25 to 1.00. At March 31, 2000 and December 31, 1999 the Company was in compliance with the above mentioned covenants.

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

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB No. 25. This Interpretation clarifies the application of APB No. 25 for certain issues including (a) the definition of "employee" for the purpose of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as noncompensatory, (c) the accounting consequences of various modifications to the terms of previously fixed stock options or awards and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions cover specific events occurring after December 15, 1998 or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The voluntary exchange and issuance of new common stock options in replacement of those options, referred to in Note 5, which were effective May 21, 1999, will be covered by this Interpretation as these transactions fall within the guidelines of a specific event after December 15, 1998 as defined by the Interpretation. Accordingly these new common stock options will be accounted for under variable plan accounting on a prospective basis from July 1, 2000, resulting in an effect on the Company's results of operations for increases in the stock price above the exercise price of the option or the stock price at July 1, 2000, whichever is greater.

FORWARD LOOKING STATEMENTS

      The statements contained in all parts of this document, including, but not limited to, those relating to the Company's drilling plans, its 3-D project portfolio, capital expenditures, future capabilities, the sufficiency of capital resources and liquidity to support working capital and capital expenditure requirements, reinvestment of cash flows and any other statements regarding future operations, financial results, business plans, sources of liquidity and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe" and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, the Company's dependence on its key personnel, the Company's reliance on technological development and possible obsolescence of the technology currently used by the Company, significant capital requirements of the Company's exploration and development and technology development programs, the potential impact of government regulations, litigation and environmental matters, the Company's ability to manage its growth and achieve its business strategy, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks and other factors detailed in the Company's Form 10-K and other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates and commodity prices. The Company uses a Revolving Credit Facility, which has a floating interest rate, to finance a portion of its operations. The Company is not subject to fair value risk resulting from changes in its floating interest rates. The use of floating rate debt instruments provides a benefit due to downward interest rate movements but does not limit the Company to exposure from future increases in interest rates. Based on the March 31, 2000 floating interest rate of 8.5%, a 10% change in the interest rate would result in an increase or decrease in interest expense of approximately $51,000 on an annual basis. In the normal course of business the Company enters into hedging transactions, including commodity price collars and swaps, to mitigate its exposure to commodity price movements, but not for trading or speculative purposes. During the three months ended March 31, 2000, due to the instability of oil prices and to achieve a more predictable cash flow, the Company had in place a fixed price oil swap for a portion of its year 2000 oil and condensate production. While the use of these arrangements limits the benefit to the Company of increases in the price of oil and natural gas it also limits the downside risk of adverse price movements. The number of barrels of oil per day ("BOD") and the related fixed price subject to the oil price swap are as follows: i) January 1, 2000 - March 31, 2000, 150 BOD, swap at $25.60, ii) April 1, 2000 - June 30, 2000, 125 BOD, swap at $22.87, iii) July 1, 2000 - September
30, 2000, 60 BOD, swap at $21.47 and iv) October 1, 2000 - December 31, 2000, 50
BOD, swap at $ 20.46. A 10% change in the oil price per barrel would cause the total market value of the swap to increase or decrease by approximately $47,000. During the three months ended March 31, 2000, due to the instability of natural gas prices and to achieve a more predictable cash flow, the Company had in place three natural gas collars for a portion of its year 2000 natural gas production. The natural gas collars cover the following MMbtu per day and floor and ceiling per MMbtu prices: i) February 1, 2000 - February 29, 2000, 9,000 MMbtu per day, $2.20 floor - $2.31 ceiling, ii) March 1, 2000 - April 30, 2000, 9,000 MMbtu per day, $2.20 floor - $2.50 ceiling and iii) May 1, 2000 - September 30, 2000, 6,000 MMbtu per day, $2.05 floor - $2.60 ceiling. A 10% change in the natural gas price per MMbtu would cause the total market value of the natural gas collars to increase or decrease by approximately $309,000. At March 31, 2000, the market value of the outstanding hedges were approximately $(620,000).

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings...............................................   None

Item 2 - Changes in Securities and Use of Proceeds......................    None

Item 3 - Defaults Upon Senior Securities.................................   None

Item 4 - Submission of Matters to a Vote of Security Holders ............   None

Item 5 - Other Information...............................................   None

Item 6 - Exhibits and Reports on Form 8-K................................   None

(A)......EXHIBITS.  The following exhibits are filed as part of this report:



                                                      INDEX TO EXHIBITS
Exhibit No.
--------------


+2.1              --  Amended and Restated Combination  Agreement  by  and among
                 (i) Edge Group II  Limited  Partnership,  (ii) Gulfedge Limited
                  Partnership,  (iii) Edge Group Partnership,(iv) Edge Petroleum
                  Corporation,  (v) Edge  Mergeco, Inc.  and  (vi) the  Company,
                  dated  as   of  January  13,  1997  (Incorporated by reference
                  from exhibit 2.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-17269))

+3.1 -- Restated Certificate of Incorporated of the Company as amended (Incorporated by reference from exhibit 3.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-17269)).

+3.2              -- Bylaws of the Company. (Incorporated  by  Reference from
                  exhibit 3.3 to the Company's  Quarterly  Report on   Form 10-Q
                  for the quarterly period ended September 30, 1999).

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

+4.5 -- Common Stock Subscription Agreement dated as of April 30, 1999 between the Company and the purchasers named therein (Incorporated by reference from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999).

+4.6 -- Warrant agreement dated as of May 6, 1999 between the Company and the Warrant holders named therein (Included in and incorporated by reference from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999).

+4.7              --  Form  of  Warrant  for  the  purchase  of the Common Stock
                 (Included in and  incorporated  by reference  from  the  Common
                  Stock Subscription Agreement from exhibit 4.5 to the Company's
                  Quarterly Report on Form 10-Q/A for  the  quarter  ended March
                  31, 1999).

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

+10.4 -- Consulting Agreement of James C. Calaway dated March 18, 1989 (Incorporated by reference from exhibit 10.12 to the Company's Registration Statement on Form S-4 (Registration No. 333-17269)).

+10.5 -- Stock Option Plan of Edge Petroleum Corporation, a Texas corporation (Incorporated by reference from exhibit 10.13 to the Company's Registration Statement on Form S-4 (Registration No. 333-17269)).

+10.6 -- Employment Agreement dated as of November 16, 1998, by and between the Company and John W. Elias. (Incorporated by reference from 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

+10.7 -- Agreement dated as of November 16, 1998 by and between the Company and John E. Calaway. (Incorporated by reference from exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

+10.8 -- Incentive Plan of Edge Petroleum Corporation as Amended and Restated Effective as of July 27, 1999. (Incorporated by reference from exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
                  1999).

+10.9 -- Edge Petroleum Corporation Incentive Plan "Standard Non-Qualified Stock Option Agreement" by and between Edge Petroleum Corporation and the Officers named therein. (Incorporated by reference from exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

+10.10 -- Edge Petroleum Corporation Incentive Plan "Director Non-Qualified Stock Option Agreement" by and between Edge Petroleum Corporation and the Directors named therein. (Incorporated by reference from exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

+10.11 -- Severance Agreements by and between Edge Petroleum Corporation and the Officers of the Company named therein. (Incorporated by reference from exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

+10.12            -- Severance  Agreement  dated as o   December 17, 1999 by and
                  between  Edge  Petroleum  Corporation  and  James  D. Calaway.
                 (Incorporated  by reference from exhibit 10.13 to the Company's
                  Annual Report  on  Form  10-K  for the year ended December 31,
                  1999).

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

+10.16 -- Letter agreement dated November 9, 1999 for the purchase and sale of working interests in oil and natural gas
                  properties  between   the   Company   and   James C.  Calaway.
                 (Incorporated  by reference from exhibit 10.16 to the Company's
                  Annual   Report  on  Form 10-K for the year ended December 31,
                  1999)

 27.1             -- Financial Data Schedule.

  + Incorporated by reference as indicated.

 (B)  Reports on Form 8-K...............................................   None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           EDGE PETROLEUM CORPORATION,
                             A DELAWARE CORPORATION
                                  (REGISTRANT)



Date           5/12/00                    /S/          John W. Elias
------------------------                  --------------------------------
                                                       John W. Elias
                                               Chief Executive Officer and
                                                   Chairman of the Board

Date           5/12/00                    /S/          Michael G. Long
-----------------------                   --------------------------------
                                                      Michael G. Long
                                                  Senior Vice President,
                                               Chief Financial Officer and
                                                         Controller