Form 10-K/A
period 1999-12-31
EDGE PETROLEUM CORP
filed 2000-06-16
CIK 1021010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive proxy statement for the registrant's 2000 Annual Meeting of Shareholders, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference into Part III of this report.

                           EDGE PETROLEUM CORPORATION

   This Amendment No. 1 to Form 10-K on Form 10-K/A amends Part II, Item 8 and
Part IV, Item 14 of our Annual Report on Form 10-K for the year ended December 31, 1999 to change the report as follows:

(1) A word processing error in the 1999 column of the Consolidated Balance Sheet on page F-3 was corrected.
(2) A word processing error on page F-14, last paragraph of Note 6 was corrected by replacing a period with a comma in the date.
(3) A word processing error on page F-17 in the 1999 column was corrected by placing parenthesis around the diluted loss per share information.


                                     PART II

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

+3.2 -- Bylaws of the Company (Incorporated by Reference from exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

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

+4.6 -- Warrant agreement dated as of May 6, 1999 between the Company and the Warrant holders named therein (Incorporated by reference from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999).

+4.7 -- Form of Warrant for the purchase of the Common Stock (Incorporated by reference from the Common Stock Subscription Agreement from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999).

+10.1 -- Joint Venture Agreement between Edge Joint Venture II and Essex Royalty Limited Partnership II, dated as of May 10, 1994 (Incorporated by reference from exhibit 10.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-17269)).

+10.2 -- Joint Venture Agreement between Edge Joint Venture II and Essex Royalty Limited Partnership, dated as of April 11, 1992 (Incorporated by reference from exhibit 10.3 to the Company's Registration Statement on Form S-4 (Registration No. 333-17269)).

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

+10.7 -- Employment Agreement dated as of November 16, 1998, by and between the Company and John W. Elias. (Incorporated by reference from exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

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

*10.13 -- Severance Agreement dated as of December 17, 1999 by and between Edge Petroleum Corporation and James D. Calaway.

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

*10.16 -- Letter agreement dated November 9, 1999 for the purchase and sale of working interests in oil and natural gas properties between the Company and James C. Calaway.

*21.1       -- Subsidiaries of the Company.
*23.1       -- Consent of Deloitte & Touche LLP.
*23.2       -- Consent of Ryder Scott Company.
*27.1       -- Financial Data Schedule.
*99.1       -- Summary of Reserve Report of Ryder Scott Company Petroleum
            Engineers as of December 31, 1999 (included as an appendix to Form
            10-K).
-------------------

* Previously filed.
+ Incorporated by reference as indicated.

(b) Reports on Form 8-K: The Company filed no report on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      EDGE PETROLEUM CORPORATION

DATE  JUNE 14, 2000                      /s/ JOHN W. ELIAS
                                             John W. Elias
                                      Chief Executive Officer and
                                          Chairman of the Board


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


DATE  JUNE 14, 2000                      /s/ JOHN W. ELIAS
                                             John W. Elias
                                      Chief Executive Officer and
                                         Chairman of the Board
                                     (Principal Executive Officer)


DATE  JUNE 14, 2000                    /s/ MICHAEL G. LONG
                                           Michael G. Long
                                      Senior Vice President and
                                       Chief Financial Officer
                                     (Principal Financial Officer
                                            and Controller)

DATE   JUNE 14, 2000                    /s/ VINCENT ANDREWS
                                            Vincent Andrews
                                               Director

DATE  JUNE 14, 2000                     /s/ DAVID B. BENEDICT
                                            David B. Benedict
                                               Director

DATE  JUNE 14, 2000                    /s/ NILS P. PETERSON
                                           Nils P. Peterson
                                               Director

DATE  JUNE 14, 2000                    /s/ STANLEY S. RAPHAEL
                                           Stanley S. Raphael
                                               Director

DATE  JUNE 14, 2000                     /s/ JOHN SFONDRINI
                                            John Sfondrini
                                               Director

DATE  JUNE 14, 2000                    /s/ ROBERT W. SHOWER
                                           Robert W. Shower
                                               Director

                           EDGE PETROLEUM CORPORATION

    Index to Consolidated Financial Statements and Supplementary Information


CONSOLIDATED FINANCIAL STATEMENTS

Audited Financial Statements:
     Independent Auditors' Report......................................... F-2

     Consolidated Balance Sheets as of December 31, 1999 and 1998......... F-3

     Consolidated Statements of Operations for the Years Ended
      December 31, 1999, 1998 and 1997.................................... F-4

     Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1999, 1998 and 1997.................................... F-5

     Consolidated Statements of Stockholders' Equity for the Years Ended
      December 31, 1999, 1998 and 1997.................................... F-6

     Notes to Consolidated Financial Statements........................... F-7

Unaudited Information:

     Supplementary Information to Consolidated Financial Statements...... F-19

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


/S/ Deloitte & Touche LLP
Houston, Texas
February 18, 2000

EDGE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------

                                                                    DECEMBER 31,
                                                            -----------------------------
                                                                1999             1998
                                                            ------------     ------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents ..........................    $    577,864     $    272,428
    Accounts receivable, trade .........................       3,489,709        2,237,113
    Accounts receivable, joint interest owners, net
        of allowance of $163,000 and $250,000 at
        December 31, 1999 and 1998, respectively .......       1,177,555        2,215,096
    Receivables from related parties ...................          59,951          228,922
    Other current assets ...............................         161,558          313,631
                                                            ------------     ------------

                 Total current assets ..................       5,466,637        5,267,190

 PROPERTY AND EQUIPMENT, Net - full cost method
   of accounting for oil and natural gas properties ....      45,976,007       47,258,993

 INVESTMENT IN FRONTERA ................................       3,867,233        3,744,935

 OTHER ASSETS ..........................................           7,788            7,789
                                                            ------------     ------------

 TOTAL ASSETS ..........................................    $ 55,317,665     $ 56,278,907
                                                            ============     ============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
    Accounts payable, trade ............................    $  1,332,760     $  2,948,791
    Accrued liabilities ................................       4,994,929        3,779,881
    Accrued interest payable ...........................          16,369           93,880
    Current portion of long-term debt ..................       4,100,000        6,700,000
                                                            ------------     ------------

                 Total current liabilities .............      10,444,058       13,522,552
                                                            ------------     ------------

 LONG-TERM DEBT ........................................       2,700,000        5,800,000
                                                            ------------     ------------

                 Total liabilities .....................      13,144,058       19,322,552
                                                            ------------     ------------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY

    Preferred stock, $.01 par value; 5,000,000
      shares authorized; none outstanding
    Common stock, $.01 par value; 25,000,000
      shares authorized; 9,182,023 and 7,758,667
      shares issued and outstanding at December 31, 1999
      and 1998, respectively ...........................          91,820           77,586
    Additional paid-in capital .........................      55,223,901       47,769,159
    Retained earnings (deficit) ........................     (13,107,890)      (9,398,410)
    Unearned compensation - restricted stock ...........         (34,224)      (1,491,980)
                                                            ------------     ------------


                 Total stockholders' equity ............      42,173,607       36,956,355
                                                            ------------     ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............    $ 55,317,665     $ 56,278,907
                                                            ============     ============

        See accompanying notes to the consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------

                                                                                 YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------------------
                                                                         1999             1998             1997
                                                                     ------------     ------------     ------------

OIL AND NATURAL GAS REVENUES ....................................    $ 14,485,995     $ 15,463,432     $ 13,468,042

OPERATING EXPENSES:
   Oil and natural gas operating expenses
       including production and ad valorem taxes ................       3,039,070        3,375,759        2,330,648
   Depletion, depreciation and amortization .....................       8,511,826       10,002,533        2,875,457
   Impairment of oil and natural gas properties .................                       10,012,989
   General and administrative expenses ..........................       4,528,517        4,582,973        4,641,374
   Unearned compensation expense ................................         349,623          621,191          513,393
   Other charge .................................................       1,688,227        2,898,125             --
                                                                     ------------     ------------     ------------

                Total operating expenses ........................      18,117,263       31,493,570       10,360,872
                                                                     ------------     ------------     ------------

OPERATING INCOME (LOSS) .........................................      (3,631,268)     (16,030,138)       3,107,170

OTHER INCOME AND (EXPENSE):
   Interest expense .............................................        (130,067)         (90,075)        (183,028)
   Interest income ..............................................          51,855          132,993          900,867
                                                                     ------------     ------------     ------------

NET INCOME (LOSS) BEFORE INCOME TAXES
    AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE ..................      (3,709,480)     (15,987,220)       3,825,009
INCOME TAX BENEFIT ..............................................            --            982,966             --
                                                                     ------------     ------------     ------------

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE .........................................      (3,709,480)     (15,004,254)       3,825,009

CUMULATIVE EFFECT OF ACCOUNTING CHANGE ..........................            --          1,780,835             --
                                                                     ------------     ------------     ------------

NET INCOME (LOSS) ...............................................    $ (3,709,480)    $(13,223,419)    $  3,825,009
                                                                     ============     ============     ============

BASIC EARNINGS (LOSS) PER SHARE:

  Net income (loss) before cumulative effect of accounting change    $      (0.43)    $      (1.93)    $       0.53

  Cumulative effect of accounting change ........................            --               0.23             --
                                                                     ------------     ------------     ------------

  Basic earnings (loss) per share ...............................    $      (0.43)    $      (1.70)    $       0.53
                                                                     ============     ============     ============

DILUTED  EARNINGS (LOSS) PER SHARE:

  Net income (loss) before cumulative effect of accounting change    $      (0.43)    $      (1.93)    $       0.52

  Cumulative effect of accounting change ........................            --               0.23             --
                                                                     ------------     ------------     ------------

  Diluted earnings (loss) per share .............................    $      (0.43)    $      (1.70)    $       0.52
                                                                     ============     ============     ============

BASIC WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING ....................................       8,680,369        7,758,667        7,274,617
                                                                     ============     ============     ============

DILUTED WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING ....................................       8,680,369        7,758,667        7,320,400
                                                                     ============     ============     ============

        See accompanying notes to the consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------

                                                                          YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------------
                                                                   1999             1998             1997
                                                               ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ......................................    $ (3,709,480)    $(13,223,419)    $  3,825,009
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
      Cumulative effect of accounting change ..............                       (1,780,835)
      Depletion, depreciation and amortization ............       8,511,826       10,002,533        2,875,457
      Impairment of oil and natural gas properties ........                       10,012,989
      Deferred income taxes ...............................                         (982,966)
      Unearned compensation  expense ......................       1,483,211        2,268,610          513,393
   Changes in assets and liabilities:
      Accounts receivable, trade ..........................      (1,252,596)         157,384         (355,608)
      Accounts receivable, joint interest owners, net .....       1,037,541        4,332,523       (3,888,594)
      Receivable from related parties .....................         168,971          156,270         (198,630)
      Other current assets ................................         152,073           38,940         (238,115)
      Other assets ........................................                            9,443            1,088
      Accounts payable, trade .............................      (1,616,031)        (403,213)       2,292,013
      Accrued interest payable ............................         (77,511)          93,880          (74,354)
      Accrued liabilities .................................       1,215,048        1,301,259         (606,292)
                                                               ------------     ------------     ------------

                 Net cash provided by operating activities        5,913,052       11,983,398        4,145,367
                                                               ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of prospects and property and equipment ......     (14,587,680)     (34,823,922)     (29,874,155)
   Proceeds from the sale of prospects and oil and
     natural gas properties ...............................       7,451,341        6,951,673        2,325,418
   Investment in Frontera .................................        (122,298)        (116,671)      (3,628,264)
                                                               ------------     ------------     ------------

                 Net cash used in investing activities ....      (7,258,637)     (27,988,920)     (31,177,001)
                                                               ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable .............................                       12,500,000          867,350
  Payment on notes payable ................................      (5,700,000)                      (11,017,348)
  Payment on long-term notes payable ......................                                          (411,904)
  Payment on related party subordinated loans .............                                        (1,300,000)
  Net proceeds from issuance of common stock ..............       7,351,021                        41,028,258
  Net proceeds from exercise of common stock options ......            --               --            100,000
                                                               ------------     ------------     ------------

                Net cash provided by financing activities .       1,651,021       12,500,000       29,266,356
                                                               ------------     ------------     ------------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS .....         305,436       (3,505,522)       2,234,722

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............         272,428        3,777,950        1,543,228
                                                               ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..................    $    577,864     $    272,428     $  3,777,950
                                                               ============     ============     ============

SUPPLEMENTAL CASH FLOW DISCLOSURES - Cash paid for interest    $    740,694     $    415,820     $    257,382

NON-CASH TRANSACTIONS:
  Combination transactions ................................                                      $  3,599,635
  Deferred offering costs at December 31, 1996 capitalized
    to equity .............................................                                      $  1,006,379
  Tax benefit from exercise of common stock options .......                                      $    224,617
  Issuance of restricted common stock .....................    $     29,479     $    148,882
  Issuance of common stock for oil and natural
    gas properties ........................................    $     92,500

        See accompanying notes to the consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------


                                             OLD EDGE
                                           COMMON STOCK                       COMMON STOCK            ADDITIONAL
                                    -----------------------------     -----------------------------    PAID-IN
                                       SHARES           AMOUNT           SHARES           AMOUNT        CAPITAL
                                    ------------     ------------     ------------     ------------   -----------
BALANCE,
   JANUARY 1, 1997 .............    $    105,263     $      1,053                                     $   634,695

   Combination .................        (105,263)          (1,053)       4,701,361     $     47,014     2,544,557

   Public common stock
      offering, net
      of offering costs
      of $5.4 million ..........                                         2,760,000           27,600    39,994,279

   Issuance of restricted
      common stock .............                                           250,586            2,506     4,132,163

  Proceeds from the exercise of
     common stock options ......                                            48,922              489        99,511

  Tax benefit from exercise of
     common stock options ......                                                                          224,617

   Unearned compensation expense

   Net income ..................
                                    ------------     ------------     ------------     ------------   -----------
BALANCE,
    DECEMBER 31,1997 ...........            --               --          7,760,869           77,609    47,629,822

   Issuance of restricted
      common stock .............                                            12,025              120       148,762

    Forfeiture of restricted
       common stock ............                                           (14,227)            (143)       (9,425)

   Unearned compensation expense

   Net loss ....................
                                    ------------     ------------     ------------     ------------   -----------
BALANCE,
   DECEMBER 31, 1998 ...........            --               --          7,758,667           77,586    47,769,159

   Issuance of restricted
      common stock .............                                             4,809               48        29,431

   Forfeiture of restricted
      common stock .............                                              (325)              (3)       (4,021)

   Private common stock
      offering, net
      of offering
      costs of $261,479 ........                                         1,400,000           14,000     7,337,021

   Issuance of common
      stock for oil and
      natural gas properties ...                                            18,872              189        92,311

   Unearned compensation expense

   Net loss ....................
                                    ------------     ------------     ------------     ------------   -----------
BALANCE,
   DECEMBER 31, 1999 ...........            --       $       --          9,182,023     $     91,820   $55,223,901
                                    ============     ============     ============     ============   ===========

                                                                        UNEARNED
                                                                      COMPENSATION-       TOTAL
                                      TREASURY         RETAINED        RESTRICTED     STOCKHOLDERS'
                                       STOCK      EARNINGS (DEFICIT)     STOCK       EQUITY (DEFECIT
                                    ------------     ------------     ------------     ------------
BALANCE,
   JANUARY 1, 1997 .............    $    (42,000)    $   (967,117)                         (373,369)

   Combination .................          42,000          967,117                         3,599,635

   Public common stock
      offering, net
      of offering costs
      of $5.4 million ..........                                                         40,021,879

   Issuance of restricted
      common stock .............                                      $ (4,134,669)

  Proceeds from the exercise of
     common stock options ......                                                            100,000

  Tax benefit from exercise of
     common stock options ......                                                            224,617

   Unearned compensation expense                                           513,393          513,393

   Net income ..................                        3,825,009                         3,825,009
                                    ------------     ------------     ------------     ------------

BALANCE,
    DECEMBER 31, 1997 ..........            --          3,825,009       (3,621,276)      47,911,164

   Issuance of restricted
      common stock .............                                          (148,882)

    Forfeiture of restricted
       common stock ............                                             9,568

   Unearned compensation expense                                         2,268,610        2,268,610

   Net loss ....................                      (13,223,419)                      (13,223,419)
                                    ------------     ------------     ------------     ------------

BALANCE,
   DECEMBER 31, 1998 ...........            --         (9,398,410)      (1,491,980)      36,956,355

   Issuance of restricted
      common stock .............                                           (29,479)

   Forfeiture of restricted
      common stock .............                                             4,024

   Private common stock
      offering, net
      of offering
      costs of $261,479 ........                                                          7,351,021

   Issuance of common
      stock for oil and
      natural gas properties ...                                                             92,500

   Unearned compensation expense                                         1,483,211        1,483,211

   Net loss ....................                       (3,709,480)                       (3,709,480)
                                    ------------     ------------     ------------     ------------

BALANCE,
   DECEMBER 31, 1999 ...........              $-     $(13,107,890)    $    (34,224)    $ 42,173,607
                                    ============     ============     ============     ============

        See accompanying notes to the consolidated financial statements.

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      GENERAL - The Company was organized as a Delaware corporation in August 1996 in connection with the Offering and related combination of certain entities that held interests in Edge Joint Venture II (the "Joint Venture") and certain other oil and natural gas properties; herein referred to as the "Combination". In a series of combination transactions the Company issued an aggregate of 4,701,361 shares of common stock and received in exchange 100% of the ownership interests in the Joint Venture and certain other oil and natural gas properties. In March 1997, and contemporaneously with the Combination, the Company completed the Initial Public Offering of 2,760,000 shares of its common stock (the "Offering") generating proceeds of approximately $40 million, net of expenses.

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

                                                    YEAR ENDED
                                                    DECEMBER 31,
                                    --------------------------------------------
                                        1999           1998            1997
                                    -------------  -------------   -------------
Net income (loss):
      As reported ................  $  (3,709,480) $ (13,223,419)  $   3,825,009
                                    =============  =============   =============
      Pro forma ..................  $  (3,709,480) $ (15,004,254)  $   4,005,275
                                    =============  =============   =============
Basic earnings (loss) per share:
      As reported ................  $       (0.43) $       (1.70)  $        0.53
                                    =============  =============   =============
      Pro forma ..................  $       (0.43) $       (1.93)  $        0.55
                                    =============  =============   =============
Diluted earnings (loss) per share:
      As reported ................  $       (0.43) $       (1.70)  $        0.52
                                    =============  =============   =============
      Pro forma ..................  $       (0.43) $       (1.93)  $        0.55
                                    =============  =============   =============
Basic weighted average number of
  common shares outstanding ......      8,680,369      7,758,667       7,274,617
                                    =============  =============   =============

Diluted weighted average number of
  common shares outstanding ......      8,680,369      7,758,667       7,320,400
                                    =============  =============   =============

   REVENUE RECOGNITION - The Company recognizes oil and natural gas revenue from its interests in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by the Company is not significantly different from the Company's share of production.

   OIL AND NATURAL GAS PROPERTY - Investments in oil and natural gas properties are accounted for using the full cost method of accounting. All costs associated with the acquisition, exploration and development of oil and natural gas properties are capitalized.

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

   STOCK-BASED COMPENSATION - The Company accounts for Stock Based Compensation in accordance with Financial Accounting Standards Board Statement No. 123 - "Accounting for Stock Based Compensation," ("SFAS No. 123"). Under SFAS No. 123, the Company is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25 ("APB No. 25") and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. The Company elected to continue following APB No. 25. The adoption of SFAS No. 123 in 1997 had no effect on the Company's results of operations (see Note 8).

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

   RECLASSIFICATIONS - Certain prior year balances have been reclassified to conform to the current year presentation.

2. PROPERTY AND EQUIPMENT

      At December 31, 1999 and 1998, property and equipment consisted of the following:

                                                    1999            1998
                                                ------------    ------------
Developed oil and natural gas properties ....   $ 58,981,484    $ 48,441,741
Undeveloped oil and natural gas properties ..     17,930,027      21,388,831
Computer equipment and software .............      3,769,489       3,663,335
Other office property and equipment .........      1,286,669       1,282,273
                                                ------------    ------------
Total property and equipment ................     81,967,669      74,776,180
Accumulated depletion, depreciation and
  amortization...............................    (35,991,662)    (27,517,187)
                                                ------------    ------------
Property and equipment, net .................   $ 45,976,007    $ 47,258,993
                                                ============    ============

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

      The following table summarizes the cost of the properties not subject to amortization for the year the cost was incurred:

                                                           DECEMBER 31,
                                                --------------------------------
                                                    1999                 1998
                                                -----------          -----------
Year cost incurred:
   Remainder .........................                               $   172,991
   1995 ..............................          $    50,116              182,210
   1996 ..............................              333,077              943,055
   1997 ..............................            2,276,640            4,489,822
   1998 ..............................            7,409,175           15,600,753
   1999 ..............................            7,861,019
                                                -----------          -----------
   Total .............................          $17,930,027          $21,388,831
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

      At December 31, 1999 and 1998, current maturities of long-term debt and long-term debt consisted of the following:


                                                   1999                1998
                                               ------------        ------------
Revolving credit facility ..............       $  6,800,000        $ 12,500,000
Current portion ........................         (4,100,000)         (6,700,000)
                                               ------------        ------------
Long-term portion ......................       $  2,700,000        $  5,800,000
                                               ============        ============

4.  HEDGING ACTIVITIES

      The impact on oil and natural gas revenues from hedging activities for the three years ended December 31, 1999, 1998 and 1997 was as follows:

                  EFFECTIVE DATES                       MMBTU               GAIN (LOSS)
HEDGE           --------------------     PRICE PER     VOLUMES    ----------------------------------
TYPE            BEGINNING    ENDING        MMBTU       PER DAY               DECEMBER 31,
-----           ---------   --------   -------------   -------    ----------------------------------
                                                                      1999         1998       1997
                                                                  ------------   --------   --------
Collar            10/1/97    1/31/98   $2.50 - $3.15     5,000                              $ 33,150
Collar             2/1/98    4/30/98   $2.25 - $2.75     5,000                   $ 36,700
Collar             4/1/98    6/30/98   $2.15 - $2.37    10,000                     30,000
Collar             7/1/98    9/30/98   $2.25 - $2.88    10,000                    266,900
Collar            10/1/98   12/31/98   $2.00 - $2.63     5,000                      1,500
Collar            10/1/98   12/31/98   $2.11 - $2.60     5,000                     33,500
Collar            10/1/98   12/31/98   $2.05 - $2.60     5,000                     10,550
Collar            10/1/98   12/31/98   $2.20 - $2.65     5,000                    102,375
Swap               3/1/99   10/31/99         $ 1.957    13,000    $ (1,096,580)
Swap               5/1/99    9/15/99         $ 2.145     3,000        (154,124)
Swap              11/1/99   12/31/99         $ 3.000     3,000          80,070
Swap              12/1/99   12/31/99         $ 3.000     3,000          82,770
                                                                  ------------   --------   --------
    Total                                                         $ (1,087,864)  $481,525   $ 33,150
                                                                  ============   ========   ========

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

      At December 31, 1999, the Company was obligated under noncancelable operating leases. Following is a schedule of the remaining future minimum lease payments under these lease:

                      2000 ...............       $283,969
                      2001 ...............        283,969
                      2002 ...............        283,969
                      2003 ...............         60,671
                      2004 ...............         16,012
                                                 --------
                      Total ..............       $928,590
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

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (CONTINUED)

      Significant components of the Company's deferred tax liabilities and assets as of December 31, 1999 and 1998 are as follows:

                                                                  1999           1998
                                                              -----------    -----------
Deferred tax liability:
     Book basis of oil and natural gas properties
        in excess of tax basis ............................   $(2,522,052)   $(2,633,825)
Deferred tax asset:
     Other charge not currently deductable for tax purposes       186,585        792,708
     Net operating loss carryforwards .....................     9,069,999      7,142,358
     Statutory depletion carryforward .....................                      140,390
     Other misc. ..........................................       142,056        146,630
     Valuation allowance ..................................    (6,876,588)    (5,588,261)
                                                              -----------    -----------
Total deferred tax asset ..................................     2,522,052      2,633,825
                                                              -----------    -----------
Net deferred tax asset ....................................   $      --      $      --
                                                              ===========    ===========

   The differences between the statutory federal income taxes calculated at using a federal tax rate of 35% and the Company's effective tax rate is summarized as follows:

                                                   1999           1998           1997
                                               -----------    -----------    -----------
Statutory federal income taxes .............   $(1,298,318)   $(5,595,527)   $ 1,338,753
Permanent differences:
     Expense not deductible for tax purposes         9,991          7,266         10,483
     Income not taxable to the company .....                                     (66,961)
Temporary differences:
     Non-Statutory stock options ...........                                    (224,617)
     Cumulative effect of accounting change                      (958,910)
     Other .................................                      (24,056)
     Change in valuation allowance .........     1,288,327      5,588,261     (1,057,658)
                                               -----------    -----------    -----------
Income tax (benefit) expense ...............   $      --      $  (982,966)   $      --
                                               ===========    ===========    ===========

   At December 31, 1999, the Company had cumulative net operating loss carryforwards ("NOL") for federal income tax purposes of approximately $25.3 million which will begin to expire in 2007. The net operating loss carryforwards assume that certain items, primarily intangible drilling costs have been written off in the current year. However, the Company has not made a final determination if an election will be made to capitalize all or part of these items for tax purposes. Due to the 1997 ownership change of Old Edge and the Joint venture, future utilization of the NOLs is limited by Internal Revenue Code Section 382.

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

      A summary of the status of the Company's stock options and changes as of and for each of the three years ended December 31, 1999 is presented below:

                                      1999                        1998                         1997
                           --------------------------   --------------------------   --------------------------
                                        WEIGHTED AVG.                WEIGHTED AVG.                WEIGHTED AVG.
                            SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                           --------    --------------   --------    --------------   --------    --------------
Outstanding, January 1 .    739,055    $        15.17    706,365    $        15.63
Granted ................    320,800    $         5.30    107,600    $        12.76    783,040    $        14.80
Reissued/repriced ......    326,700    $         7.06
Recalled ...............   (556,488)   $        15.84
Forfeited ..............    (11,500)   $         7.06    (74,910)   $        16.01    (27,753)   $        16.50
Exercised ..............                                                              (48,922)   $         2.04
                           --------                     --------                     --------
Outstanding, December 31    818,567    $         7.74    739,055    $        15.17    706,365    $        15.63
                           ========                     ========                     ========
Exercisable, December 31    409,783    $         9.32    272,785    $        14.27     48,922    $         4.09
                           ========                     ========                     ========

      A summary of the of the Company's stock options categorized by class of grant at December 31, 1999 is presented below:

                   ALL OPTIONS                                               OPTIONS EXERCISABLE
------------------------------------------------------------    ------------------------------------------
                                    WEIGHTED
                                     AVERAGE        WEIGHTED                                      WEIGHTED
                                    REMAINING       AVERAGE                                       AVERAGE
  RANGE OF         SHARES       CONTRACTUAL LIFE    EXERCISE       RANGE OF         SHARES        EXERCISE
EXERCISE PRICE   OUTSTANDING          LIFE           PRICE      EXERCISE PRICE   OUTSTANDING       PRICE
--------------   -----------    ----------------    --------    --------------   -----------      --------
$4.09 - $4.22        248,922          8.64          $   4.19     $4.09 - $4.22       115,588      $   4.17
$7.06 - $7.28        436,000          9.41          $   7.07     $7.06 - $7.28       160,550      $   7.06
    $16.50           133,645          7.17          $  16.50        $16.50           133,645      $  16.50

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

                                                             YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------
                                                   1999              1998              1997
                                              --------------    --------------    --------------
Net income (loss):
      As reported .........................   $   (3,709,480)   $  (13,223,419)   $    3,825,009
                                              ==============    ==============    ==============
      Pro forma ...........................   $   (4,186,567)      (13,743,611)        3,454,671
                                              ==============    ==============    ==============
As Reported:
   Basic earnings (loss) per share:
     Net income (loss) before cumulative
      effect of accounting change .........   $        (0.43)   $        (1.93)   $         0.53
     Cumulative effect of accounting change             --                0.23              --
                                              --------------    --------------    --------------
     Basic earnings (loss) per share ......   $        (0.43)   $        (1.70)   $         0.53
                                              ==============    ==============    ==============
   Diluted earnings (loss) per share:
     Net income (loss) before cumulative ..   $        (0.43)   $        (1.93)   $         0.52
      effect of accounting change .........             --                0.23              --
                                              --------------    --------------    --------------
     Cumulative effect of accounting change   $        (0.43)   $        (1.70)   $         0.52
                                              ==============    ==============    ==============
     Diluted earnings (loss) per share
Pro forma:
   Basic earnings (loss) per share:
     Net income (loss) before cumulative
      effect of accounting change .........   $        (0.49)   $        (2.00)   $         0.47
     Cumulative effect of accounting change             --                0.23              --
                                              --------------    --------------    --------------
     Basic earnings (loss) per share ......   $        (0.49)   $        (1.77)   $         0.47
                                              ==============    ==============    ==============
   Diluted earnings (loss) per share:
     Net income (loss) before cumulative
      effect of accounting change .........   $        (0.49)   $        (2.00)   $         0.47
     Cumulative effect of accounting change             --                0.23              --
                                              --------------    --------------    --------------
     Diluted earnings (loss) per share ....   $        (0.49)   $        (1.77)   $         0.47
                                              ==============    ==============    ==============

      COMPUTATION OF EARNINGS PER SHARE - The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128.

                                               YEAR ENDED DECEMBER 31, 1997
                                        ---------------------------------------
                                           INCOME         SHARES      PER-SHARE
                                         (NUMERATOR)   (DENOMINATOR)   AMOUNT
                                        -------------   -----------   ---------
BASIC EPS
Income available to common
  stockholders ......................   $   3,825,009     7,274,617   $    0.53

EFFECT OF DILUTIVE SECURITIES
Common stock options ................            --          45,783       (0.01)
                                        -------------   -----------   ---------
DILUTED EPS
Income available to common
  stockholders ......................   $   3,825,009     7,320,400   $    0.52
                                        =============   ===========   =========

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

10.     SUPPLEMENTAL FINANCIAL QUARTERLY RESULTS (UNAUDITED):

                                                4TH         3RD         2ND         1ST
                                              QUARTER     QUARTER     QUARTER     QUARTER
                                              --------    --------    --------    --------
                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1999
   Oil and natural gas revenues ...........   $  3,699    $  3,056    $  4,189    $  3,542
   Operating expenses .....................      6,923       2,960       4,414       3,820
   Operating income (loss) ................     (3,224)         96        (225)       (278)
   Other income and (expense), net ........        (36)                    (15)        (27)
   Net income (loss) ......................     (3,260)         96        (240)       (305)
   Basic earnings (loss) per share ........   $  (0.36)   $   0.01    $  (0.03)   $  (0.04)
   Diluted earnings (loss) per share ......   $  (0.36)   $   0.01    $  (0.03)   $  (0.04)

1998
   Oil and natural gas revenues ...........   $  3,847    $  3,981    $  3,849    $  3,786
   Operating expenses .....................     19,865       4,538       3,812       3,279
   Operating income (loss) ................    (16,017)       (556)         37         506
   Other income and (expense), net ........        (44)         (3)         44          46
   Income tax (expense) benefit ...........      1,020         191         (34)       (194)
   Net income (loss) ......................    (13,260)       (368)         47         358
   Basic earnings (loss) per share:
     Net income (loss) before cumulative
      effect of accounting change .........   $  (1.71)   $  (0.05)   $   0.01    $   0.05
     Cumulative effect of accounting change                                           0.23
     Basic earnings (loss) per share ......      (1.71)      (0.05)       0.01        0.28
   Diluted earnings (loss) per share:
     Net income (loss) before cumulative
      effect of accounting change .........   $  (1.71)   $  (0.05)   $   0.01    $   0.05
     Cumulative effect of accounting change                                           0.23
     Diluted earnings (loss) per share: ...      (1.71)      (0.05)       0.01        0.28

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

   CAPITALIZED COSTS - Capitalized costs and accumulated depletion, depreciation and amortization relating to the Company's oil and natural gas producing activities, all of which are conducted within the continental United States, are summarized below:

                                                          DECEMBER 31,
                                                  -----------------------------
                                                      1999             1998
                                                  ------------     ------------
Developed oil and natural gas properties .....    $ 58,981,484     $ 48,441,741
Undeveloped oil and natural gas properties ...      17,930,027       21,388,831
Accumulated depletion, depreciation and
  amortization ...............................     (33,521,520)     (25,708,987)
                                                  ------------     ------------
Net capitalized cost .........................    $ 43,389,991     $ 44,121,585
                                                  ============     ============

   COSTS INCURRED - Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below:

                                                     YEAR ENDED DECEMBER 31,
                                            ---------------------------------------
                                               1999          1998          1997
                                            -----------   -----------   -----------
Acquisition Cost:
        Unproved projects and prospects .   $ 7,691,947   $20,852,838   $17,659,706
Exploration costs .......................     3,334,836    10,236,188     8,640,530
Development costs .......................     3,455,493     3,249,492     1,207,771
                                            -----------   -----------   -----------
        Gross costs incurred ............    14,482,276    34,338,518    27,508,007
Less proceeds from the sales of prospects     3,471,247     6,951,673     2,325,418
                                            -----------   -----------   -----------
        Net cost incurred ...............   $11,011,029   $27,386,845   $25,182,589
                                            ===========   ===========   ===========

   Net costs incurred excludes sales of proved oil and natural gas properties which are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

RESULTS OF OPERATIONS - Results of operations for the Company's oil and natural gas producing activities are summarized below:

                                                            YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------
                                                     1999           1998            1997
                                                 ------------   ------------    ------------
Oil and natural gas revenues .................   $ 14,485,995   $ 15,463,432    $ 13,468,042
Operating expenses:
  Oil and natural gas operating expenses
      and ad valorem taxes ...................      1,954,058      2,438,553       1,459,291
  Production taxes ...........................      1,085,012        937,206         871,357
  Depletion, depreciation and amortization ...      7,812,533      9,254,412       2,483,539
  Impairment of oil and natural gas properties                    10,012,989
                                                 ------------   ------------    ------------
     Results of operations ...................   $  3,634,392   $ (7,179,728)   $  8,653,855
                                                 ============   ============    ============

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

                                                         NATURAL GAS
                                                            (MCF)
                                                     YEAR ENDED DECEMBER 31,
                                            -----------------------------------------
                                                1999           1998           1997
                                            -----------    -----------    -----------
Proved developed and undeveloped reserves
        Beginning of year ...............    24,235,000     29,123,000     13,417,000
        Revisions of previous estimates .    (5,011,534)    (6,834,982)    (5,397,141)
        Extensions and discoveries ......     8,519,618      8,231,477     25,402,000
        Sales of natural gas properties .    (1,306,146)
        Production ......................    (5,675,938)    (6,284,495)    (4,298,859)
                                            -----------    -----------    -----------
            End of Year .................    20,761,000     24,235,000     29,123,000
                                            ===========    ===========    ===========
Proved developed reserves at year end ...    15,084,000     15,844,000     17,866,000
                                            ===========    ===========    ===========
                                               OIL, CONDENSATE AND NATURAL GAS LIQUIDS
                                                              (BBLS)
                                                       YEAR ENDED DECEMBER 31,
                                            --------------------------------------------
                                                1999            1998            1997
                                            ------------    ------------    ------------
Proved developed and undeveloped reserves
        Beginning of year ...............        444,813         866,186         642,714
        Revisions of previous estimates .        150,207        (401,003)       (147,917)
        Extensions and discoveries ......        309,246         121,404         537,029
        Sales of oil properties .........        (15,661)
        Production ......................       (187,223)       (141,774)       (165,640)
                                            ------------    ------------    ------------
            End of Year .................        701,382         444,813         866,186
                                            ============    ============    ============
Proved developed reserves at year end ...        577,775         308,347         646,009
                                            ============    ============    ============

   STANDARDIZED MEASURE - The Standardized Measure of Discounted Future Net Cash Flows relating to the Company's ownership interests in proved oil and natural gas reserves for each of the three years ended December 31, 1999 is shown below:

                                                          YEAR ENDED DECEMBER 31,
                                                --------------------------------------------
                                                    1999            1998            1997
                                                ------------    ------------    ------------
Future cash inflows .........................   $ 64,112,983    $ 49,444,900    $ 83,454,087
Future oil and natural gas operating expenses    (13,055,050)    (11,718,097)    (16,228,391)
Future development costs ....................     (3,170,357)     (3,297,539)     (5,957,039)
Future income tax expenses ..................                                    (16,575,185)
                                                ------------    ------------    ------------
Future net cash flows .......................     47,887,576      34,429,264      44,693,472
10% discount factor .........................    (13,826,224)    (11,699,510)    (13,450,819)
                                                ------------    ------------    ------------
Standardized measure of discounted future
        net cash flows ......................   $ 34,061,352    $ 22,729,754    $ 31,242,653
                                                ============    ============    ============

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

   CHANGES IN STANDARDIZED MEASURE (Y) Changes in Standardized Measure of Discounted Future Net Cash Flows relating to proved oil and gas reserves are summarized below:

                                                                        YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                  1999            1998            1997
                                                              ------------    ------------    ------------
Changes due to current year operations:
       Sales of oil and natural gas, net of oil and natural
            gas operating expenses ........................   $(11,446,925)   $(12,087,673)   $(11,137,394)
      Sales of oil and natural gas properties .............     (1,439,355)
      Extensions and discoveries ..........................     16,483,064       6,417,976      34,003,639
Changes due to revisions in standardized variables:
      Prices and operating expenses .......................     10,947,292      (9,163,029)    (15,703,096)
      Revisions of previous quantity estimates ............     (5,903,857)     (9,612,849)     (8,897,696)
      Estimated future development costs ..................        164,412       2,659,500      (4,974,436)
      Income taxes ........................................                      9,645,975       3,116,093
      Accretion of discount ...............................      2,272,975       4,088,863       3,942,563
     Production rates (timing) and other ..................        224,021        (461,662)        692,811
                                                              ------------    ------------    ------------
Net change ................................................     11,301,627      (8,512,899)      1,042,484
Beginning of year .........................................     22,729,754      31,242,653      30,200,169
                                                              ------------    ------------    ------------
End of year ...............................................   $ 34,061,352    $ 22,729,754    $ 31,242,653
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