Form 10-Q
period 2000-06-30
EDGE PETROLEUM CORP
filed 2000-08-14
CIK 1021010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                   Yes X  No
                                      ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                            Outstanding At August 11, 2000
               -----                            ------------------------------

            Common Stock                                    9,186,908

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDGE PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------------
                                                                                            June 30,           December 31,
                                                                                              2000                1999
                                                                                       -----------------    ----------------
                                                                                           (Unaudited)
ASSETS
CURRENT ASSETS:

  Cash and cash equivalents                                                            $      1,130,086     $       577,864
  Accounts receivable, trade                                                                  4,289,834           3,489,709
  Accounts receivable, joint interest owners, net of allowance of $163,000 at
    June 30, 2000 and December 31, 1999, respectively                                           296,014           1,177,555
  Accounts receivable, related parties                                                           37,610              59,951
  Other current assets                                                                        2,187,517             161,558
                                                                                       -----------------    ----------------

    Total current assets                                                                      7,941,061           5,466,637

PROPERTY AND EQUIPMENT, Net - full cost method of accounting for oil and natural
  gas properties                                                                             43,734,047          45,976,007
INVESTMENT IN FRONTERA                                                                               --           3,867,233
OTHER ASSETS                                                                                      7,788               7,788
                                                                                       -----------------    ----------------
TOTAL ASSETS                                                                           $     51,682,896     $    55,317,665
                                                                                       =================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade                                                              $      1,279,008     $     1,332,760
  Revenue payable                                                                               720,453             536,448
  Accrued liabilities                                                                         2,228,419           4,458,481
  Accrued interest payable                                                                       16,369              16,369
  Current portion of long-term debt                                                           4,050,000           4,100,000
                                                                                       -----------------    ----------------

    Total current liabilities                                                                 8,294,249          10,444,058

LONG-TERM DEBT                                                                                  600,000           2,700,000
                                                                                       -----------------    ----------------

    Total liabilities                                                                         8,894,249          13,144,058
                                                                                       -----------------    ----------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY

  Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding
  Common stock, $0.01 par value; 25,000,000 shares authorized; 9,186,908 shares and 9,182,023 shares issued and outstanding at June 30, 2000 and December
     31, 1999, respectively                                                                      91,869              91,820
  Additional paid-in capital                                                                 55,252,004          55,223,901
  Accumulated deficit                                                                       (12,540,028)        (13,107,890)
  Unearned compensation - restricted stock                                                      (15,198)            (34,224)
                                                                                       -----------------    ----------------
    Total stockholders' equity                                                               42,788,647          42,173,607
                                                                                       -----------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $     51,682,896     $    55,317,665
                                                                                       =================    ================

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended June 30,            Six Months Ended June 30,
                                                      ----------------------------------    -----------------------------------
                                                           2000               1999               2000                1999
                                                      ---------------    ---------------    ---------------    ----------------
OIL AND NATURAL GAS REVENUE                           $    4,682,839     $    4,189,449     $    8,493,760     $     7,731,637

OPERATING EXPENSES:
  Lifting costs                                              572,153            487,242          1,011,962             966,370
  Severance and ad valorem taxes                             304,143            334,530            610,792             687,219
  Depletion, depreciation and amortization                 2,190,510          2,410,543          3,977,488           4,313,303
  General and administrative expenses                      1,011,158          1,097,939          1,889,937           2,099,758
  Unearned compensation expense                                8,589             83,977             17,178             167,953
                                                      ---------------    ---------------    ---------------    ----------------
    Total operating expenses                               4,086,553          4,414,231          7,507,357           8,234,603
                                                      ---------------    ---------------    ---------------    ----------------

OPERATING INCOME (LOSS)                                      596,286          (224,782)            986,403           (502,966)

OTHER INCOME AND EXPENSE:
  Loss on sale of investment in Frontera                    (354,733)                --           (354,733)                 --
  Interest income                                             13,637             14,689             26,870              25,711
  Interest expense                                           (46,599)           (29,860)           (90,678)            (68,186)
                                                      ---------------    ---------------    ---------------    ----------------

INCOME (LOSS) BEFORE INCOME TAXES                            208,591           (239,953)           567,862            (545,441)

INCOME TAX EXPENSE                                                --                 --                 --                  --
                                                      ---------------    ---------------    ---------------    ----------------
NET INCOME (LOSS)                                     $      208,591     $     (239,953)    $      567,862     $      (545,441)
                                                      ===============    ===============    ===============    ================

BASIC EARNINGS (LOSS) PER SHARE                       $         0.02     $        (0.03)    $         0.06     $         (0.07)
                                                      ===============    ===============    ===============    ================

DILUTED EARNINGS (LOSS) PER SHARE                     $         0.02     $        (0.03)    $         0.06     $         (0.07)
                                                      ===============    ===============    ===============    ================

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                             9,192,801          8,589,312          9,191,794           8,176,223
                                                      ===============    ===============    ===============    ================

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                             9,192,801          8,589,312          9,191,794           8,176,223
                                                      ===============    ===============    ===============    ================



See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)


--------------------------------------------------------------------------------------------------------------------------------

                                                                                                Unearned
                                Common Stock             Additional                          Compensation -          Total
                          --------------------------      Paid-in          Accumulated         Restricted        Stockholders'
                            Shares         Amount         Capital            Deficit              Stock             Equity
                          -----------    -----------   ---------------   -----------------   ----------------   ----------------
BALANCE, JANUARY 1, 2000   9,182,023     $   91,820    $   55,223,901     $  (13,107,890)     $     (34,224)    $    42,173,607

Forfeiture of
  restricted stock            (4,763)           (47)           (1,801)                                1,848                  --

Issuance of stock              9,648             96            29,904                                                    30,000

Unearned compensation
  expense                                                                                            17,178              17,178

Net income                                                                       567,862                                567,862
                          -----------    -----------   ---------------   -----------------   ----------------   ----------------

BALANCE, JUNE 30, 2000     9,186,908     $   91,869    $   55,252,004     $  (12,540,028)     $     (15,198)    $    42,788,647
                          ===========    ===========   ===============   =================   ================   ================

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------

                                                                                               Six Months Ended June 30,
                                                                                          ------------------------------------
                                                                                                 2000                1999
                                                                                          ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                         $        567,862    $       (545,441)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depletion, depreciation and amortization                                                     3,977,488           4,313,303
    Unearned compensation expense                                                                   17,178             167,953
    Loss on sale of investment in Frontera                                                         354,733                  --
Changes in assets and liabilities:
    Increase in accounts receivable, trade                                                        (800,125)           (448,737)
    Decrease in accounts receivable, joint interest owners                                         881,541           1,218,865
    Decrease in accounts receivable, related parties                                                22,341              21,063
    (Increase) decrease in other current assets                                                    (25,959)             65,363
    Decrease in accounts payable, trade                                                            (53,752)         (1,492,369)
    Increase (decrease) in revenue payable                                                         184,005            (882,099)
    Decrease in accrued liabilities                                                             (2,287,562)           (286,794)
    Increase (decrease) in accrued interest payable                                                     --             (38,724)
                                                                                          ----------------    ----------------

      Net cash provided by operating activities                                                  2,837,750           2,092,383
                                                                                          ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and natural gas property and equipment purchases                                          (3,498,572)         (5,487,573)
  Proceeds from the sale of oil and natural gas properties and prospects                         1,763,044           1,648,719
  Proceeds from the sale of investment in Frontera                                               1,600,000                  --
  Investment in Frontera                                                                                --            (122,297)
                                                                                          ----------------    ----------------

      Net cash used in investing activities                                                       (135,528)         (3,961,151)
                                                                                          ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                                     850,000           1,000,000
  Payments of long-term debt                                                                    (3,000,000)         (6,350,000)
  Proceeds from private offering, net of offering cost                                                  --           7,382,450
                                                                                          ----------------    ----------------

      Net cash provided by (used in) financing activities                                       (2,150,000)          2,032,450
                                                                                          ----------------    ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          552,222             163,682

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     577,864             272,428
                                                                                          ----------------    ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $      1,130,086    $        436,110
                                                                                          ================    ================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest, net of amounts capitalized                                      $         78,310    $         68,584
                                                                                          ================    ================


See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The financial statements included herein have been prepared by Edge Petroleum Corporation, a Delaware corporation ("we", "our", "us" or the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 1999.

ACCOUNTING PRONOUNCEMENTS

    DERIVATIVES - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Hedging Activities - an amendment to SFAS No. 133," issued in June 2000, establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivatives, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income.

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 delays the effective date for implementation of SFAS No. 133 for one year, making SFAS No. 133 effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, or January 1, 2001 for the company. Retroactive application to periods prior to adoption is not allowed. We are in the process of analyzing the impact of adoption on our financial statements, as well as any additional disclosure requirements.

2.  LONG TERM DEBT

      We are a party to a credit facility (the "Revolving Credit Facility") with a bank. Borrowings under the Revolving Credit Facility are limited by a borrowing base, as defined in the Revolving Credit Facility, and bear interest at a rate equal to prime or LIBOR plus 1.75% to 2.75% depending upon the level of borrowing base utilization. The Revolving Credit Facility is secured by substantially all of our assets.

      Each quarter, at our election or at the election of the bank, the borrowing base under the Revolving Credit Facility can be redetermined. The borrowing base is also subject to mandatory reductions, which are subject to revision each time the borrowing base is redetermined. The borrowing base is currently required to be reduced on the first day of each month by $450,000. In April 2000, we sold certain oil and natural gas properties (see Note 6), that caused an additional reduction in our borrowing base. At June 30, 2000, the borrowings under this facility totaled $4.65 million with no remaining borrowing base available for future borrowings. For the six months ended June 30, 2000, the weighted average debt outstanding was $6.7 million and the weighted-average interest rate was 9.71%.

      The Revolving Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of oil and natural gas properties or other collateral, engaging in merger or consolidation transactions and prohibitions of dividends and certain distributions of cash or properties and certain liens. The Revolving Credit Facility also contains certain financial covenants. The Tangible Net Worth Covenant requires that at the end of each quarter our Tangible Net Worth be at least 90% of our actual tangible net worth as reported at December 31, 1998 (or $33,260,720) plus 50% of positive net income and 100% of other increases in equity for all fiscal quarters ending subsequent to December 31, 1998. The Fixed Charge Covenant requires that at the end of each quarter beginning June 30, 1999, the ratio of annualized EBITDA (as defined) to the sum of annualized interest expense plus 50% of the quarter end loans outstanding must be at least 1.25 to 1.00. At June 30, 2000 and December 31, 1999 we were in compliance with the above mentioned covenants.

3.    EARNINGS PER SHARE

      We account for earnings per share in accordance with Statement of Financial Accounting Standards No. 128 - "Earnings per Share," ("SFAS No. 128") which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options and warrants, having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method. For the six months ended June 30, 2000 and 1999 all common stock options and warrants were anti-dilutive.

4.    INCOME TAXES

      Due to our significant deferred tax assets, no tax expense (benefit) was recorded for the three-month or six-month periods ended June 30, 2000 and 1999. Due to the uncertainty as to whether we will be profitable in the future, an allowance has been provided to offset the tax benefits of certain tax assets. Should we continue to have net income in future periods, income tax expense will be recorded upon utilization of available tax assets.

5.    EQUITY

     We account for Stock Based Compensation in accordance with Statement of Financial Accounting Standards No. 123 - "Accounting for Stock Based Compensation," ("SFAS No. 123"). Under SFAS No. 123, we are permitted to either record expense for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply our current accounting policy under Accounting Principles Board Opinion No. 25 ("APB No.25") and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. We have elected to continue following APB No. 25.

     Effective May 21, 1999, we amended and restated our Incentive Plan. In conjunction with those and other amendments of the Incentive Plan, we exchanged, on a voluntary basis, 556,488 outstanding nonqualified stock options of certain employees and our Directors for 326,700 new common stock options in replacement of those options. The exercise price of the replacement options was $7.06, which represents the fair market value on the date of grant. The replacement options have a ten-year term with 50% of the options vesting immediately on the date of grant with the remaining 50% vesting on May 21, 2000. On May 21, 1999, we also issued 99,800 new ten-year common stock options to employees, which vest 100% on May 21, 2001. The exercise price of the new options was $7.06, which represents the fair market value on the date of grant. On June 1, 1999, we issued 21,000 ten-year common stock options to non-employee directors with an exercise price of $7.28 per share, which represents the fair market value on the date of grant, vesting 100% on June 1, 2001.

      In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB No. 25. This Interpretation clarifies the application of APB No. 25 for certain issues including (a) the definition of "employee" for the purpose of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as noncompensatory, (c) the accounting consequences of various modifications to the terms of previously fixed stock options or awards and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions cover specific events occurring after December 15, 1998 or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The voluntary exchange and issuance of new common stock options, both in replacement of existing options and as new grants, referred to above, which were effective May 21, 1999 and June 1, 1999, will be covered by this Interpretation as these transactions fall within the guidelines of a specific event after December 15, 1998 as defined by the Interpretation. Accordingly these new common stock options will be accounted for under variable plan accounting on a prospective basis from July 1, 2000, resulting in additional compensation expense in our results of operations if the stock price increases above the exercise price of the option.

6.    PROPERTY DISPOSITION

       In April 2000, we completed the sale of our working interests in the Wheeler property in Starr County, Texas. Proceeds from the sale were approximately $1 million and associated net proved reserves were approximately 550 MMcfe or 2% of our total proved reserves, at the time of the sale.

       We use the full-cost method of accounting for our oil and natural gas properties. Under this method, a sale of oil and natural gas properties, whether or not being amortized currently, are accounted for as an adjustment of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves. The proceeds from the sale of this proved producing property were credited directly to the full cost pool.

7.  SALE OF INVESTMENT IN FRONTERA

      In June 2000, we sold our investment in Frontera for $3.6 million and reported a loss on the sale of $354,733, or $(0.04) per share, in our results of operations. Proceeds of $1.6 million were received in June and the balance of $2.0 was recorded as a receivable. In addition, we recorded an accrued liability of $87,500 for fees associated with the sale. The receivable was collected and the fees were paid in July 2000. Proceeds from the sale were used to repay debt obligations on our existing credit facility and for general corporate purposes.

8.  NON-CASH  INVESTING AND FINANCING ACTIVITIES

Supplemental Disclosure of Cash Flow Information

      We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      In connection with the sale of our investment in Frontera, we recorded a receivable for $2.0 million of the proceeds that was received subsequent to June 30, 2000. Additionally, we recorded an accrued liability of $87,500 for fees associated with the sale that was paid subsequent to June 30, 2000.

      In May 2000, a portion of the annual retainer due our directors was paid by the issuance of 9,648 shares of common stock valued at $30,000, based on quoted market prices on the date of issuance.

9.  HEDGING ACTIVITIES

      Due to the instability of oil and natural gas prices, we enter into, from time to time, price risk management transactions (e.g., swaps and collars) for a portion of our oil and natural gas production in an effort to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits the benefit to us of increases in the price of oil and natural gas it also limits the downside risk of adverse price movements. Our hedging arrangements typically apply to only a portion of our production, providing only partial price protection against declines in oil and natural gas prices and limiting potential gains from future increases in prices. We account for these transactions as hedging activities and, accordingly, gains and losses are included in oil and natural gas revenues during the period the hedged production occurs.

      The impact on oil and natural gas revenues from hedging activities for the six months ended June 30, 2000 and 1999 was as follows:

                                                                                                            Gain (Loss)
                                                                                                   -----------------------------
                                            Price                          Bbl          MMBtu        Six Months Ended June 30,
                     Effective Dates         Per         Price Per       Volumes       Volumes     -----------------------------
  Hedge Type       Beg.        Ending       Barrel         MMBtu         Per Day       Per Day         2000              1999
----------------  --------    ----------   --------    --------------   ----------   -----------   ------------      -----------
Natural Gas
  Swap             3/1/99      10/31/99                   $1.957                         13,000    $          --     $   (116,188)
Natural Gas
  Collar           2/1/00       2/29/00                 $2.20-$2.31                       9,000         (70,470)
Natural Gas
  Collar           3/1/00       4/30/00                 $2.20-$2.50                       9,000        (135,900)
Natural Gas
  Collar           5/1/00       9/30/00                $2.05- $2.60                       6,000        (409,680)
Oil Swap           1/1/00       3/31/00     $25.60                            150                       (27,521)
Oil Swap           4/1/00       6/30/00     $22.87                            125                       (55,481)
                                                                                                   ------------      -----------
Total                                                                                              $   (699,052)     $  (116,188)
                                                                                                   ============      ===========


      Our hedging activities for natural gas are entered into on a per MMbtu delivered price basis, Houston Ship Channel, with settlement for each calendar month occurring five business days following the publishing of the Inside F.E.R.C. Gas Marketing Report.

      Included within oil and natural gas revenues for the six months ended June 30, 2000 and 1999 were $(699,052) and $(116,188), respectively, representing net losses from hedging activity. During December 1999, we entered into a crude oil fixed price swap. The number of barrels of oil per day ("BOD") and the related fixed price subject to the oil price swap are as follows: i) January 1, 2000 - March 31, 2000, 150 BOD, swap at $25.60, ii) April 1, 2000 - June 30, 2000, 125
BOD, swap at $22.87, iii) July 1, 2000 - September 30, 2000, 60 BOD, swap at $21.47, and iv) October 1, 2000 - December 31, 2000, 50 BOD, swap at $20.46.
During the first quarter of 2000 we entered into three natural gas collars. The natural gas collars cover the following periods, MMbtu per day and floor and ceiling per MMbtu prices: i) February 1, 2000 - February 29, 2000, 9,000 MMbtu per day, $2.20 floor - $2.31 ceiling, ii) March 1, 2000 - April 30, 2000, 9,000
MMbtu per day, $2.20 floor - $2.50 ceiling and iii) May 1, 2000 - September 30, 2000, 6,000 MMbtu per day, $2.05 floor - $2.60 ceiling. At June 30, 2000 and December 31, 1999, the market value of outstanding hedges was approximately $(1.1) million and $15,000, respectively.

10. SUBSEQUENT EVENTS

      On July 19, 2000, we filed a Report on Form 8-K with the Securities and Exchange Commission describing our litigation in the 229th Judicial District Court of Duval County, Texas, to which we are a party.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors that have affected certain aspects of our financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q and with our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 1999.

      OVERVIEW

      The following matters had a significant impact on our results of operations and financial position for the six months ended June 30, 2000:

      COMMODITY PRICES - The average realized price for our production, before the effects of hedging activity, increased 53% from $2.01 per thousand cubic feet of gas equivalent (Mcfe) in the first six months of 1999 to $3.07 per Mcfe for the comparable period this year. Hedging activity for the six months ended June 30, 2000 resulted in a net loss of $699,052, or $0.23 per Mcfe, compared to a net loss of $116,188, or $0.03 per Mcfe, for the same period in 1999.

      SALE OF INVESTMENT IN FRONTERA - In June 2000, we sold our investment in Frontera for $3.6 million and reported a loss on the sale of $354,733, or $0.04 per share, in our results of operations. Proceeds of $1.6 million were received in June 2000 and the balance of $2.0 million was recorded as a receivable at June 30, 2000. The receivable was collected in July 2000.

      DEBT REDUCTION - Our current credit facility requires our borrowing base to be reduced $450,000 on the first day of each month. In addition, the sale in April 2000 of certain of our oil and natural gas properties resulted in a further reduction of our borrowing base. During the six months ended June 30, 2000, we borrowed $850,000 (in January 2000) and repaid $3.0 million. At June 30, 2000, borrowings under this facility totaled $4.65 million with no remaining borrowing base available for future borrowings.

      RESULTS OF OPERATIONS

REVENUE AND PRODUCTION

      Oil and natural gas revenues for the second quarter of 2000 increased 12% over the same period in 1999. Natural gas production comprised 79% of total production on an equivalent Mcf basis and contributed 77% of total revenues for the second quarter of 2000 while oil, condensate and liquids ("liquids") production was 21% of total production and contributed 23% of total oil and gas revenue. In the comparable 1999 period, natural gas production and revenue comprised 82% of both total production and revenue while liquids was 18% of both total production and revenue.

      For the six months ended June 30, 2000, oil and natural gas revenues increased 10% over the same period in 1999. Natural gas production comprised 79% of total production and contributed 75% of total revenue while liquids comprised 21% of total production and contributed 25% of total oil and gas revenue. For the same period in 1999, natural gas production comprised 85% of both total production and revenue while liquids accounted for 15% of both total production and revenue.

      The following table summarizes volume and price information with respect to our oil and gas production for the quarter and six-month periods ended June 30, 2000 and 1999:

                                                      For the Quarter                           For the Six Months
                                                       Ended June 30,                             Ended June 30,
                                           ---------------------------------------    ---------------------------------------
                                                                       Increase                                   Increase
                                               2000         1999      (Decrease)          2000         1999      (Decrease)
                                           ---------    ---------    -------------    ---------    ---------    -------------
Gas Volume - MCFGPD (1)                      13,994       18,245           (4,251)      13,021       18,391           (5,370)
Average Gas Price - per MCF                 $  3.25      $  2.22          $  1.03      $  2.96      $  2.01          $  0.95
Hedge Loss - per MCF                        $ (0.41)     $ (0.16)         $ (0.25)     $ (0.26)     $ (0.03)         $ (0.23)

Liquids Volume - BOPD (2)(3)                    612          655              (43)         576          536               40
Average Liquids Price - per barrel          $ 20.00      $ 12.87          $  7.13      $ 20.71      $ 11.78          $  8.93
Hedge Loss - per barrel                     $ (1.00)         --           $ (1.00)     $ (0.79)        --            $ (0.79)


----------------------------------------------------

(1) MCFGPD - thousand cubic feet of gas per day
(2) BOPD - barrels of oil per day
(3) Liquids include crude oil, condensate and natural gas liquids (NGLs).

SECOND QUARTER 2000 COMPARED TO THE SECOND QUARTER 1999

Natural gas sales revenue increased six percent, from $3.4 million for the second quarter of 1999 to approximately $3.6 million for the same period in 2000. The impact of favorable natural gas prices was partially offset by the effect of hedging activity and decreased production. Included within natural gas revenues for the three months ended June 30, 2000 was $(517,680) representing losses from hedging activities. These losses decreased the effective natural gas price by $(0.41) per Mcf for the second quarter of 2000. For the same period in 1999, gas hedging activities resulted in a loss of $(258,534) and decreased the effective natural gas sales price for that prior period by $(0.16) per Mcf. The average realized price for natural gas production, excluding the effect of hedging activity, was $3.25 per Mcf for the second quarter of 2000, an increase of 46% over the 1999 second quarter average price of $2.22 per Mcf. This increase in average prices favorably impacted revenues by approximately $1.3 million (based on current quarter production). Production volumes for natural gas for the three months ended June 30, 2000 decreased 23% from 18,245 MCFGPD for the second quarter of 1999 to 13,994 MCFGPD for the comparable period in 2000. This decline in natural gas production during the second quarter of 2000 decreased revenues by $857,600 (based on 1999 comparable quarter average prices). The decrease in production volumes was due primarily to the disposition of certain proved producing properties effective July 1, 1999 and April 1, 2000, further reduced by normal production declines from existing wells. Partially offsetting these declines was production from 11 gross (3.41 net) new successful exploratory and development wells drilled and completed since June 30, 1999. In addition, pay-out from our McFaddin properties occurred in July 1998 but was not determined until June 2000. We recorded 19 months of gas production in June 2000 for total natural gas revenue of $273,500 on production of 124,900 Mcf related to these properties.

Revenue from sales of liquids increased 38% from $767,402 in the second quarter of 1999 to approximately $1.1 million for the comparable 2000 period due primarily to higher average realized prices. The average realized price for liquids in the second quarter of 2000 was $20.00 per barrel, excluding the impact of net oil hedging losses of $1.00 per barrel, compared to $12.87 per barrel for the same period in 1999. This increase in the average realized price received for our liquids increased revenue $397,600 (based on current quarter production). Production volumes for liquids decreased 7% from 655 BOPD in the second quarter of 1999 to 612 BOPD for the comparable period in 2000. This slight decrease in production decreased quarterly revenues $50,300 (based on 1999 comparable quarter average prices). Included in liquids revenue for the second quarter of 2000 is $117,800 on production of 8,150 barrels related to the McFaddin properties discussed in the previous paragraph.

YEAR-TO-DATE 2000 COMPARED TO YEAR-TO-DATE 1999

Natural gas revenue decreased three percent, from $6.6 million for the six months ended June 30, 1999 to $6.4 million in the same current year period due to the negative effect of hedging activity and decreased production, partially offset by favorable average realized prices. Included within natural gas revenue for the six months ended June 30, 2000 and 1999 was $(616,052) and $(116,188), respectively, representing losses on hedging activity. These losses decreased the effective natural gas sales price by $(0.26) per Mcf and $(0.03) per Mcf for the six months ended June 30, 2000 and 1999, respectively. The average natural gas sales price for production in the first half of 2000 was $2.96 per Mcf, exclusive of the hedging activity, compared to $2.01 per Mcf during the same prior year period. This increase in average price realized resulted in increased revenues of approximately $2.2 million (based on current year-to-date production). The favorable impact of higher average prices was almost completely offset by the impact of lower production. For the six months ended June 30, 2000, natural gas production decreased 29% from 18,391 MCFPD to 13,021 MCFPD resulting in a decrease in revenues of $1.9 million (based on 1999 comparable period prices).

Revenue from the sale of liquids totaled $2.1 million for the six months ended June 30, 2000 (including net losses from oil hedge activity of $83,002), an increase of 83% from the prior year six-month total of $1.1 million. Favorable pricing for the first six months of 2000 resulted in an increase in revenue of $935,700 (based on current year-to-date production). The average realized price for liquids in the first half of 2000 was $20.71 per barrel, excluding the impact of net oil hedging losses of $(0.79) per barrel, compared to $11.78 per barrel for the same period in 1999. Production volumes for liquids for the six months ended June 30, 2000 increased 7% from 536 BOPD to 576 BOPD, as compared to the six months ended June 30, 1999. The increase in liquid production increased revenues by $90,900 (based on 1999 comparable period average prices).

      Year-to-date production of oil and natural gas was significantly impacted by the sale of certain oil and natural gas properties effective July 1, 1999 and April 1, 2000. Offsetting these declines was the adjustment in June 2000 for 19 months of revenue associated with pay-out on our McFaddin properties totaling $391,300 on production of 173,800 Mcfe. In addition, we successfully drilled and completed 11 gross (3.41 net) wells since June 30, 1999 that added additional production and revenues for the current year period.

    COSTS AND OPERATING EXPENSES

      Lifting costs for the three-month period ended June 30, 2000 totaled $572,153, an increase of 17% compared to the same period in 1999. For the six months ended June 30, 2000, lifting costs totaled approximately $1.0 million compared to $966,370 in the same period of 1999, an increase of 5%. Current year results were impacted by the recording of 19 months of lifting costs totaling approximately $119,000, associated with our McFaddin properties that reached pay-out in July 1998 but was not determined until June 2000. These additional costs mitigated the effect of lower costs associated with the disposition of proved producing properties effective July 1, 1999, and corporate efforts focused on improving the operating structure in the field. Lifting costs were $0.36 per Mcfe and $0.24 per Mcfe for the three-month periods ended June 30, 2000 and 1999, respectively. For the year-to-date periods, lifting costs were $0.34 per Mcfe in 2000 and $0.25 per Mcfe for 1999. Excluding the adjustment for the above-mentioned property, lifting costs were $0.32 for the second quarter and six-month periods ended June 30, 2000, respectively. The increase in lifting costs on a Mcfe basis was due to the sale of certain properties during the third quarter of 1999 that had lower overall average lifting costs.

      Severance and ad valorem taxes for the three months ended June 30, 2000 decreased 9% from $334,530 to $304,143 as compared to the three months ended June 30, 1999 due primarily to higher severance taxes paid during the second quarter of 1999. Severance and ad valorem taxes were $0.19 per Mcfe and $0.17 per Mcfe for the three-month periods ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, severance and ad valorem taxes totaled $610,792 and $687,219, respectively. On an equivalent basis, severance and ad valorem taxes were $0.20 per Mcfe and $0.18 for the six months ended June 30, 2000 and 1999, respectively.

      Depletion, depreciation and amortization expense ("DD&A") expense for the second quarter and six-month periods ended June 30, 2000 totaled $2.2 million and $4.0 million, respectively, compared to $2.4 million and $4.3 million in the comparable 1999 periods. Full cost DD&A on our oil and natural gas properties totaled $2.0 million for the second quarter of 2000 and $3.6 million for the six months ended June 30, 2000 compared to $2.2 million for the second quarter of 1999 and $3.9 million for the year-to-date period in 1999. Depletion expense on a unit of production basis for the three-month periods ended June 30, 2000 and 1999 was $1.26 per Mcfe and $1.11 per Mcfe, respectively. For the six months ended June 30, 2000, DD&A totaled $1.21 per Mcfe, 20% higher than the year-to-date 1999 rate of $1.01 per Mcfe. For the second quarter of 2000, lower oil and natural gas production compared to the prior year period decreased depletion expense by $456,000 and a 13% increase in the overall depletion rate increased depletion expense by $233,900. For the year-to-date period, lower oil and natural gas production compared to the same prior year period decreased depletion expense by $922,000 and a 20% increase in the overall depletion rate increased depletion expense by $609,000. The increase in the depletion rate was primarily attributable to the abandonment of certain properties during the fourth quarter of

1999. Other DD&A expense of $169,650 for the three-month period ended June 30, 2000 was slightly higher than the prior year total of $167,602 in the same period of 1999. Year-to-date, other DD&A decreased six-percent from $361,988 in 1999 to $339,219 for the comparable six-month period ended June 30, 2000.
The decrease in other DD&A was due primarily to the amortization of deferred loan costs on the Revolving Credit Facility on which amortization began April 1, 1998 and was fully amortized at March 31, 1999.

      General and administrative expenses ("G&A") for the second quarter of 2000 decreased 8% from $1.1 million to $1.0 million, as compared to the three months ended June 30, 1999. The decrease in G&A was primarily attributable to lower salaries and related benefits attributable to a work force reduction during January 2000. G&A expense for the six-month period ended June 30, 2000 totaled $1.9 million, a decrease of 10% from the $2.1 million incurred during the six months ended June 30, 1999. For the second quarter of 2000 and 1999, overhead reimbursement fees recorded as a reduction to G&A totaled approximately $29,600 and $132,200, respectively. For the six months ended June 30, 2000 and 1999, overhead reimbursement fees reduced G&A by approximately $63,000 and $187,000, respectively. G&A on a unit of production basis for the three-month periods ended June 30, 2000 and 1999 was $0.63 per Mcfe and $0.54 per Mcfe, respectively. For the year-to-date periods ended June 30, 2000 and 1999, G&A on a unit of production basis was $0.63 per Mcfe and $0.54 per Mcfe, respectively.

      Unearned compensation expense for the three months ended June 30, 2000 decreased from $83,977 to $8,589, as compared to the three months ended June 30, 1999. For the six months ended June 30, 2000, unearned compensation expense totaled $17,178 compared to $167,953 in the comparable prior year period. The decrease is due to the resignation of the former President and Chief Operating Officer during December 1999 whereby he vested in his remaining restricted stock grant. The Company charged to expense his unamortized unearned compensation upon his resignation, thereby reducing the future amounts to be charged to income.

      Other income (expense) for the three-month and six-month periods ending June 30, 2000 consisted primarily of a loss on the sale of our investment in Frontera of $(354,733), or $(0.04) per share.

      Also included in other income (expense) was interest expense of $46,599 for the second quarter of 2000 compared to $29,860 in the second quarter of 1999. Gross interest expense was $150,526 for the second quarter of 2000 on weighted average debt of approximately $6.1 million compared to gross interest expense of $150,545 on weighted average debt of approximately $9.1 million for the same prior year period. Capitalized interest in the second quarter of 2000 totaled $103,927 compared to $120,685 in the second quarter of 1999. For the year-to-date period ended June 30, 2000, interest expense totaled $90,678, an increase of 33% over the prior year period total of $68,186. Weighted average debt was approximately $6.7 million for the six months ended June 30, 2000, resulting in gross interest costs of $325,607. For the same period in 1999, weighted average debt of $10.5 million resulted in gross interest costs of $414,468. Capitalized interest for the six months ended June 30, 2000 totaled $234,929, a decrease of 32% over the prior year amount of $346,282 for the same period. Although gross interest expense has decreased compared to the prior year, the effect of less interest being capitalized to oil and natural gas properties has resulted in higher net interest costs reported in our results of operations. The reduction in capitalized interest resulted from lower exploration activities during the three and six-month periods ended June 30, 2000 compared to the same periods in the prior year.

      Interest income totaled $13,637 for the three months ended June 30, 2000 and $26,870 for the 2000 year-to-date period compared to $14,689 and $25,711 in the respective prior year periods. The increase in interest income is due to the overall increase in invested overnight money market funds.

      Due to our significant deferred tax assets, no tax expense (benefit) was recorded for the three-month or six-month periods ended June 30, 2000 and 1999. Due to the uncertainty as to whether we will be profitable in the future, an allowance has been provided to offset the tax benefits of certain tax assets. Should we continue to have net income in future periods, income tax expense will be recorded upon utilization of available tax assets.

      For the second quarter of 2000, we reported net income of $208,591, or $0.02 per share, compared to a net loss of $(239,953), or $(0.03) per share, for the same period in 1999. For the six months ended June 30, 2000, we reported net income of $567,862, or $0.06 per share, compared to a net loss of $(545,441), or $(0.07) per share, in the comparable 1999 period. Weighted average shares outstanding increased from approximately 8.2 million for the six months ended June 30, 1999 to 9.2 million in the comparable 2000 period. The increase was due primarily to the private placement of 1.4 million shares of common stock in May 1999.

      LIQUIDITY AND CAPITAL RESOURCES

      Our primary cash needs are for exploration, development and acquisition of oil and gas properties, and repayment of principal and interest on outstanding debt. Due to our active exploration and development and technology enhancement programs, we have experienced and expect to continue to experience substantial working capital requirements. We intend to fund our remaining 2000 capital expenditures, commitments and working capital requirements through cash flows from operations and the refinancing of our existing Revolving Credit Facility. We are currently in negotiations for a credit facility with a new bank. The new facility is expected to have an increased borrowing base with monthly commitment reductions that are lower than our current facility requirements and are deferred until October 1, 2000. Although we believe this new facility will be available to us in the near future, there can be no assurance that we will enter into this credit facility or that its terms will be as currently expected. We believe we will be able to generate capital resources and liquidity sufficient to fund our capital expenditures and meet our financial obligations as they come due. In the event such capital resources are not available to us, our drilling and other activities may be curtailed.

LIQUIDITY

      We had cash and cash equivalents at June 30, 2000 of $1.1 million consisting primarily of short-term money market investments, as compared to $577,864 at December 31, 1999. Our working capital deficit was $(353,188) at June 30, 2000, as compared to $(4,977,421) at December 31, 1999 and our ratio of current assets to current liabilities was 0.96:1 at June 30, 2000 compared to 0.52:1 at December 31, 1999. Excluding the current portion of long-term debt, we had a working capital surplus of $3,696,812 at June 30, 2000, as compared to a working capital deficit of $(877,421) at December 31, 1999. Our ratio of current assets to current liabilities excluding the current portion of long-term debt was 1.87:1 at June 30, 2000 compared to 0.86:1 at December 31, 1999. The reduction in our working capital deficit and increased current ratio at June 30, 2000 resulted from an increase in current assets related to $2.0 million in proceeds due in July from the sale of our investment in Frontera as well as a decrease in accrued liabilities that resulted from settlement with industry partners of revenues held in suspense.

CASH FLOWS

      Cash flows provided by operations were $2.8 million and $2.1 million for the six months ended June 30, 2000 and 1999, respectively. The increase in cash flows provided by operations for the six months ended June 30, 2000 is primarily due to net income in the current year as compared to a net loss in the prior year and a decrease in accrued liabilities for the six months ended June 30, 2000 as compared to the prior year period. During the second quarter of 2000, we settled disputed amounts with an industry partner and released certain amounts held in suspense. Operating cash flows, before changes in working capital, were $4.9 million and $3.9 million for the six months ended June 30, 2000 and 1999, respectively. Operating cash flow should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

      Cash used in investing activities totaled $135,528 for the six months ended June 30, 2000 compared to $3.96 million used in the same period of 1999. During the six months ended June 30, 2000, we continued to reinvest a substantial portion of our cash flows to increase our 3-D project portfolio, improve our 3-D seismic interpretation technology and fund our drilling program. Capital expenditures during the six months ended June 30, 2000 were approximately $3.5 million as compared to $5.5 million during the same period in 1999. We expended $2.0 million in our drilling operations resulting in the drilling of 7 gross (1.84 net) wells during the six months ended June 30, 2000 as compared to 8 gross (3.19 net) wells during the same period in 1999. We currently have three gross wells drilling. The remaining cost capitalized to oil and natural gas properties was capitalized internal G&G and interest of approximately $1.0 million. Total capital expenditures for 2000 are expected to be approximately $9.4 million. Other investing activity also included proceeds from the sale of oil and natural gas properties of approximately $1.8 million for the six months ended June 30, 2000 and proceeds from the sale of our investment in Frontera of $1.6 million received as of June 30, 2000. For the six months ended June 30, 1999, we had proceeds from the sale of oil and natural gas properties of $1.6 million offset by expenditures on our investment in Frontera of $122,297.

      Cash used in financing activities totaled $2.15 million for the six months ended June 30, 2000 and included borrowings under our credit facility of $850,000 and repayments of $3.0 million. For the six months ended June 30, 1999, cash provided by financing activities totaled $2.0 million and included net borrowings of $5.35 million. In addition, we received proceeds from a private offering totaling $7.4 million, net of offering costs, in May of 1999.

    REVOLVING CREDIT FACILITY

      We are a party to a credit facility (the "Revolving Credit Facility") with a bank. Borrowings under the Revolving Credit Facility are limited by a borrowing base, as defined in the Revolving Credit Facility, and bear interest at a rate equal to prime or LIBOR plus 1.75% to 2.75% depending upon the level of borrowing base utilization. The Revolving Credit Facility is secured by substantially all of our assets.

      Each quarter, at our election or at the election of the bank, the borrowing base under the Revolving Credit Facility can be redetermined. The borrowing base is also subject to mandatory reductions, which are subject to revision each time the borrowing base is redetermined. The borrowing base is currently required to be reduced on the first day of each month by $450,000. In April 2000, we sold certain oil and natural gas properties (see Note 5), that caused an additional reduction in our borrowing base. At June 30, 2000, the borrowings under this facility totaled $4.65 million with no remaining borrowing base available for future borrowings. For the six months ended June 30, 2000, the weighted average debt outstanding was $6.7 million and the weighted-average interest rate was 9.71%.

      The Revolving Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of oil and natural gas properties or other collateral, engaging in merger or consolidation transactions and prohibitions of dividends and certain distributions of cash or properties and certain liens. The Revolving Credit Facility also contains certain financial covenants. The Tangible Net Worth Covenant requires that at the end of each quarter our Tangible Net Worth be at least 90% of our actual tangible net worth as reported at December 31, 1998 (or $33,260,720) plus 50% of positive net income and 100% of other increases in equity for all fiscal quarters ending subsequent to December 31, 1998. The Fixed Charge Covenant requires that at the end of each quarter beginning June 30, 1999, the ratio of annualized EBITDA (as defined) to the sum of annualized interest expense plus 50% of the quarter end loans outstanding must be at least
1.25 to 1.00. At June 30, 2000 and December 31, 1999 we were in compliance with the above mentioned covenants.

     ACCOUNTING PRONOUNCEMENTS

    DERIVATIVES - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Hedging Activities - an amendment to SFAS No. 133," issued in June 2000, establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivatives, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income.

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 delays the effective date for implementation of SFAS No. 133 for one year, making SFAS No. 133 effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, or January 1, 2001 for the company. Retroactive application to periods prior to adoption is not allowed. We are in the process of analyzing the impact of adoption on our financial statements, as well as any additional disclosure requirements.

      In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB No. 25. This Interpretation clarifies the application of APB No. 25 for certain issues including (a) the definition of "employee" for the purpose of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as noncompensatory, (c) the accounting consequences of various modifications to the terms of previously fixed stock options or awards and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions cover specific events occurring after December 15, 1998 or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The voluntary exchange and issuance of new common stock options both in replacement of existing options and as new grants, referred to in Note 5, which were effective May 21, 1999 and June 1, 1999, will be covered by this Interpretation as these transactions fall within the guidelines of a specific event after December 15, 1998 as defined by the Interpretation. Accordingly these new common stock options will be accounted for under variable plan accounting on a prospective basis from July 1, 2000, resulting in an effect on our results of operations for increases in the stock price above the exercise price of the option.

      FORWARD LOOKING STATEMENTS

      The statements contained in all parts of this document, including, but not limited to, those relating to our drilling plans, our 3-D project portfolio, capital expenditures, future capabilities, the sufficiency of capital resources and liquidity to support working capital and capital expenditure requirements, reinvestment of cash flows, our expected new credit facility (including anticipated amounts available for borrowing), the outcome of litigation, and any other statements regarding future operations, financial results, business plans, sources of liquidity and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe" and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to our dependence on our exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, our dependence on key personnel, our reliance on technological development and possible obsolescence of the technology currently used by us, significant capital requirements of our exploration and development and technology development programs, the potential impact of government regulations, litigation and environmental matters, our ability to manage our growth and achieve our business strategy, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks and other factors detailed in our Form 10-K and other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and commodity prices. We use a Revolving Credit Facility, which has a floating interest rate, to finance a portion of our operations. We are not subject to fair value risk resulting from changes in our floating interest rates. The use of floating rate debt instruments provides a benefit due to downward interest rate movements but does not limit us to exposure from future increases in interest rates. Based on the June 30, 2000 floating interest rate of 9.5%, a 10% change in the interest rate would result in an increase or decrease in interest expense of approximately $42,000 on an annual basis. In the normal course of business we enter into hedging transactions, including commodity price collars and swaps, to mitigate our exposure to commodity price movements, but not for trading or speculative purposes. During the six months ended June 30, 2000, due to the instability of oil prices and to achieve a more predictable cash flow, we had in place a fixed price oil swap for a portion of our year 2000 oil and condensate production. While the use of these arrangements limits the benefit to us of increases in the price of oil and natural gas it also limits the downside risk of adverse price movements. The number of barrels of oil per day ("BOD") and the related fixed price subject to the oil price swap are as follows: i) January 1, 2000 - March 31, 2000, 150 BOD, swap at $25.60, ii) April 1, 2000 - June 30,
2000, 125 BOD, swap at $22.87, iii) July 1, 2000 - September 30, 2000, 60 BOD,
swap at $21.47 and iv) October 1, 2000 - December 31, 2000, 50 BOD, swap at $20.46. A 10% change in the oil price per barrel would cause the total market value of the swap to increase or decrease by approximately $21,000. During the six months ended June 30, 2000, due to the instability of natural gas prices and to achieve a more predictable cash flow, we had in place three natural gas collars for a portion of our year 2000 natural gas production. The natural gas collars cover the following periods, MMbtu per day and floor and ceiling per MMbtu prices: i) February 1, 2000 - February 29, 2000, 9,000 MMbtu per day, $2.20 floor - $2.31 ceiling, ii) March 1, 2000 - April 30, 2000, 9,000 MMbtu per day, $2.20 floor - $2.50 ceiling and iii) May 1, 2000 - September 30, 2000, 6,000 MMbtu per day, $2.05 floor - $2.60 ceiling. A 10% change in the natural gas price per MMbtu would cause the total market value of the natural gas collars to increase or decrease by approximately $144,000. At June 30, 2000, the market value of the outstanding hedges were approximately $(1.1) million.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         The Company, as one of three plaintiffs, has filed a lawsuit against BNP Petroleum Corporation, Seiskin Interests, LTD, Pagenergy Company, LLC and Gap Marketing Company, LLC, as defendants, in the 229th Judicial District Court of Duval County, Texas, for fraud and breach of contract in connection with an agreement between plaintiffs and defendants whereby the defendants were obligated to drill a test well in an area known as the Slick Prospect in Duval County, Texas. The allegations of the Company in this litigation are that BNP gave the Company inaccurate and incomplete information on which the Company relied in making its decision not to participate in the test well and the prospect, resulting in the loss of the Company's interest in the lease, the test well and four subsequent wells drilled in the prospect. The Company seeks to enforce its approximate 23% interest in the prospect and seeks damages or rescission, as well as costs and attorneys' fees. The case was originally filed in Duval County, Texas on February 25, 2000.

         In mid March, 2000, the defendants filed an original answer and certain counterclaims against plaintiffs, seeking unspecified damages for slander of title, tortious interference with business relations, bad-faith litigation, and exemplary damages. The case proceeded to trial before the Court (without a jury) on June 19, 2000. The trial is currently in recess and is scheduled to resume on September 5, 2000. On July 3, 2000, the Company became aware that on June 30, 2000, defendants filed a second amended answer and counterclaim and certain supplemental responses to requests for disclosure in which they stated that they were seeking damages in the amount of $33.5 million by virtue of an alleged lost sale of the subject properties, $17 million in alleged lost profits from other prospective contracts, and unspecified incidental and consequential damages from the alleged wrongful suspension of funds under their gas sales contract with the gas purchaser on the properties, alleged damage to relationships with trade creditors and financial institutions, including the inability to leverage the Slick Prospect, and attorneys' fees at prevailing hourly rates in Duval County, Texas incurred in defending against plaintiffs' claims and for 40% of any aggregate recovery in prosecuting their counterclaims.

         While the Company believes it has sufficient legal defenses to all of the defendants' counterclaims and intends to vigorously defend itself in this matter, there can be no assurance that the outcome of any portion of this litigation will be favorable to the Company. An adverse outcome on the counterclaims or related matters could have a material adverse effect on the Company.

         The Company has also alleged that BNP Petroleum Corporation, Seiskin Interests, LTD and Pagenergy Company, LLC breached a contract with the plaintiffs by obtaining oil and gas leases within an area restricted by that contract. This breach of contract allegation is the subject of an additional lawsuit by plaintiffs in the 165th District Court in Harris County, Texas. The Company is seeking damages as a result of defendants' actions as well as costs and attorneys' fees.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS.................   None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES...........................   None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(A) Annual Meeting of Shareholders on May 3, 2000.
(B) Set fourth below are the results of the voting with respect to each matter acted upon:

                                                                                                        Broker
                                             For           Against        Withheld       Abstain      Non Votes
                                             ---           -------        --------       -------      ---------
Election of Directors:
   John W. Elias                             6,640,180                     125,479
   John Sfondrini                            5,762,401                   1,003,258

Approval of the Appointment of
   Deloitte and Touche LLP as
   independent Public Accountants            6,745,826      4,318                         15,515


In addition to the election of the directors indicated above, the terms of the following directors continued as directors following the meeting: Stanley
S. Raphael, Robert W. Shower, Vincent S. Andrews, David B. Benedict and Nils
P. Peterson.

ITEM 5 - OTHER INFORMATION.......................................   None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (A)  EXHIBITS.  The following exhibits are filed as part of this report:

                                INDEX TO EXHIBITS


Exhibit No.
--------------
+2.1           - Amended and Restated Combination Agreement by and among (i)
               Edge Group II Limited Partnership, (ii) Gulfedge Limited
               Partnership, (iii) Edge Group Partnership, (iv) Edge Petroleum
               Corporation, (v) Edge Mergeco, Inc. and (vi) the Company, dated as of January 13, 1997 (Incorporated by reference from exhibit
               2.1 to the Company's Registration Statement on Form S-4
               (Registration No. 333-17269))

+3.1           - Restated Certificate of Incorporated of the Company, as amended
               (Incorporated by reference from exhibit 3.1 to the Company's
               Registration Statement on Form S-4 (Registration No. 333-17269)).

+3.2           - Bylaws of the Company. (Incorporated by Reference from exhibit
               3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

+3.3           - First Amendment to Bylaws of the Company on September 28, 1999
               (Incorporated by Reference from exhibit 3.2 to the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended
               September 30, 1999).

+4.1 - Amended and Restated Credit Agreement, dated April 1, 1998, by and between Edge Petroleum Corporation and Edge Petroleum
               Exploration Company (collectively the "Borrower") and Compass
               Bank, a Texas state chartered banking institution, as Agent for itself and First National Bank of Chicago and other lenders party thereto. (Incorporated by Reference from exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998).

+4.2           - First Amendment dated September 29, 1998 to the Amended and
               Restated Credit Agreement, dated as of April 1, 1998, by and between the Borrower and the First National Bank of Chicago as agent and a Lender thereto (Incorporated by Reference from exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998).

+4.3 - Security Agreement, dated as of April 1, 1998, by and between the Borrower and Compass Bank, a Texas state chartered banking institution, as Agent for itself and The First National Bank of Chicago and other lenders party thereto the Credit Agreement
               (Incorporated by Reference from exhibit 4.1 to the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended
               March 31, 1998).

+4.4 - Security Agreement (Stock Pledge), dated as of April 1, 1998, by and between Edge Petroleum Corporation and Compass Bank, a Texas state chartered banking institution, as Agent for itself and The First National Bank of Chicago and other lenders party thereto the Credit Agreement (Incorporated by Reference from exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998).

               - The Company is a party to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item
               601(b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Commission upon request.

+4.5 - Common Stock Subscription Agreement dated as of April 30, 1999 between the Company and the purchasers named therein
               (Incorporated by reference from exhibit 4.5 to the Company's
               Quarterly Report on Form 10-Q/A for the quarter ended March 31,
               1999).




+4.6 - Warrant agreement dated as of May 6, 1999 between the Company and the Warrant holders named therein (Incorporated by reference from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999).

+4.7           - Form of Warrant for the purchase of the Common Stock
               (Incorporated by reference from the Common Stock Subscription
               Agreement from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999).

+10.1          - Joint Venture Agreement between Edge Joint Venture II and Essex
               Royalty Limited Partnership II, dated as of May 10, 1994
               (Incorporated by reference from exhibit 10.2 to the Company's
               Registration Statement on Form S-4 (Registration No. 333-17269)).

+10.2          - Joint Venture Agreement between Edge Joint Venture II and Essex
               Royalty Limited Partnership, dated as of April 11, 1992
               (Incorporated by reference from exhibit 10.3 to the Company's
               Registration Statement on Form S-4 (Registration No. 333-17269)).

+10.3 - Form of Indemnification Agreement between the Company and each of its directors (Incorporated by reference from exhibit 10.7 to the Company's Registration Statement on Form S-4 (Registration
               No. 333-17269)).

+10.4          - Consulting Agreement of James C. Calaway dated March 18, 1989
               (Incorporated by reference from exhibit 10.12 to the Company's
               Registration Statement on Form S-4 (Registration No. 333-17269)).

+10.5 - Stock Option Plan of Edge Petroleum Corporation, a Texas corporation (Incorporated by reference from exhibit 10.13 to the Company's Registration Statement on Form S-4 (Registration No.
               333-17269)).

+10.6 - Employment Agreement dated as of November 16, 1998, by and between the Company and John W. Elias. (Incorporated by reference from 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

+10.7 - Agreement dated as of November 16, 1998 by and between the Company and John E. Calaway. (Incorporated by reference from exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

+10.8          - Incentive Plan of Edge Petroleum Corporation as Amended and
               Restated Effective as of July 27, 1999. (Incorporated by reference from exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

+10.9          - Edge Petroleum Corporation Incentive Plan "Standard
               Non-Qualified Stock Option Agreement" by and between Edge
               Petroleum Corporation and the Officers named therein.
               (Incorporated by reference from exhibit 10.2 to the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended
               September 30, 1999).

+10.10         - Edge Petroleum Corporation Incentive Plan "Director
               Non-Qualified Stock Option Agreement" by and between Edge
               Petroleum Corporation and the Directors named therein.
               (Incorporated by reference from exhibit 10.3 to the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended
               September 30, 1999).

+10.11 - Severance Agreements by and between Edge Petroleum Corporation and the Officers of the Company named therein. (Incorporated by reference from exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

+10.12 - Severance Agreement dated as of December 17, 1999 by and between Edge Petroleum Corporation and James D. Calaway.
               (Incorporated by reference from exhibit 10.13 to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1999).

+10.13         - Form of Employee Restricted Stock Award Agreement under the
               Incentive Plan of Edge Petroleum Corporation (Incorporated by
               Reference from exhibit 10.15 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1999).




+10.14         - Form of Employee Restricted Stock Award Agreement between the
               Company and James D. Calaway under the Incentive Plan of Edge
               Petroleum Corporation (Incorporated by Reference from exhibit
               10.18 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1999).

+10.15 - Letter agreement dated November 9, 1999 for the purchase and sale of working interests in oil and natural gas properties between the Company and James C. Calaway. (Incorporated by reference from exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

 27.1          - Financial Data Schedule.


  + Incorporated by reference as indicated.

             (B)  Reports on Form 8-K...................................   None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     EDGE PETROLEUM CORPORATION,
                                        A DELAWARE CORPORATION

                                             (REGISTRANT)

DATE      8/14/00               /s/      John W. Elias
-----------------------------   ------------------------------------------------
                                         John W. Elias
                                    Chief Executive Officer and
                                      Chairman of the Board

DATE      8/14/00                /s/     Michael G. Long
-----------------------------   ------------------------------------------------
                                         Michael G. Long
                                      Senior Vice President and
                                       Chief Financial Officer