Form 10-Q
period 2000-09-30
EDGE PETROLEUM CORP
filed 2000-11-14
CIK 1021010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000

                                       OR

            / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                   Yes _X_    No ___


         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                     CLASS                OUTSTANDING AT NOVEMBER 10, 2000

                  Common Stock                         9,186,908

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDGE PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------------
                                                                                         September 30,      December 31, 1999
                                                                                              2000
                                                                                       -----------------    ----------------
                                                                                           (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                            $      2,796,480     $       577,864
  Accounts receivable, trade                                                                  4,221,613           3,489,709
  Accounts receivable, joint interest owners, net of allowance of $163,000 at
    September 30, 2000 and December 31, 1999, respectively                                      375,466           1,177,555
  Accounts receivable, related parties                                                           27,610              59,951
  Other current assets                                                                          211,139             161,558
                                                                                       -----------------    ----------------
    Total current assets                                                                      7,632,308           5,466,637

PROPERTY AND EQUIPMENT, Net - full cost method of accounting for oil and natural
  gas properties                                                                             44,523,364          45,976,007
INVESTMENT IN FRONTERA                                                                               --           3,867,233
OTHER ASSETS                                                                                      7,788               7,788
                                                                                       -----------------    ----------------

TOTAL ASSETS                                                                           $     52,163,460     $    55,317,665
                                                                                       =================    ================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable, trade                                                              $        908,543     $     1,332,760
  Revenue payable                                                                               815,219             536,448
  Accrued liabilities                                                                         1,043,015           4,458,481
  Accrued interest payable                                                                       54,992              16,369
  Current portion of long-term debt                                                           2,550,000           4,100,000
                                                                                       -----------------    ----------------
    Total current liabilities                                                                 5,371,769          10,444,058

LONG-TERM DEBT                                                                                2,100,000           2,700,000
                                                                                       -----------------    ----------------
    Total liabilities                                                                         7,471,769          13,144,058
                                                                                       -----------------    ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding
  Common stock, $0.01 par value; 25,000,000 shares authorized; 9,186,908 shares and 9,182,023 shares issued and outstanding at September 30, 2000 and
     December 31, 1999, respectively                                                             91,869              91,820
  Additional paid-in capital                                                                 55,252,004          55,223,901
  Accumulated deficit                                                                       (10,645,574)        (13,107,890)
  Unearned compensation - restricted stock                                                       (6,608)            (34,224)
                                                                                       -----------------    ----------------
    Total stockholders' equity                                                               44,691,691          42,173,607
                                                                                       -----------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $     52,163,460     $    55,317,665
                                                                                       =================    ================

See accompanying notes to consolidated financial statements.


EDGE PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended                      Nine Months Ended
                                                                September 30,                          September 30,
                                                      ----------------------------------    -------------------------------------
                                                           2000               1999               2000                 1999
                                                      ---------------    ---------------    ----------------    -----------------
OIL AND NATURAL GAS REVENUE                           $    5,587,517     $    3,055,912     $    14,081,277     $     10,787,549

OPERATING EXPENSES:
  Lifting costs                                              391,358            396,254           1,403,320            1,362,624
  Severance and ad valorem taxes                             434,491            300,652           1,045,283              987,871
  Depletion, depreciation and amortization                 1,877,863          1,161,910           5,855,351            5,475,213
  General and administrative expenses                        985,400            976,612           2,875,337            3,076,371
  Unearned compensation expense                                8,590            124,842              25,768              292,795
                                                      ---------------    ---------------    ----------------    -----------------
    Total operating expenses                               3,697,702          2,960,270          11,205,059           11,194,874
                                                      ---------------    ---------------    ----------------    -----------------

OPERATING INCOME (LOSS)                                    1,889,815             95,642           2,876,218             (407,325)

OTHER INCOME AND EXPENSE:
  Loss on sale of investment in Frontera                          --                 --            (354,733)                  --
  Interest income                                             34,294             18,106              61,164               43,817
  Interest expense                                           (29,655)           (18,046)           (120,333)             (86,232)
                                                      ---------------    ---------------    ----------------    -----------------

INCOME (LOSS) BEFORE INCOME TAXES                          1,894,454             95,702           2,462,316             (449,740)

INCOME TAX EXPENSE                                                --                 --                  --                   --
                                                      ---------------    ---------------    ----------------    -----------------

NET INCOME (LOSS)                                     $    1,894,454     $       95,702     $     2,462,316     $       (449,740)
                                                      ===============    ===============    ================    =================

BASIC EARNINGS (LOSS) PER SHARE                       $         0.21     $         0.01     $          0.27     $          (0.05)
                                                      ===============    ===============    ================    =================

DILUTED EARNINGS (LOSS) PER SHARE                     $         0.20     $         0.01     $          0.26     $          (0.05)
                                                      ===============    ===============    ================    =================

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                             9,192,801          9,163,151           9,181,168            8,514,561
                                                      ===============    ===============    ================    =================

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                             9,330,817          9,234,311           9,331,529            8,514,561
                                                      ===============    ===============    ================    =================

See accompanying notes to consolidated financial statements.


EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                Unearned
                                   Common Stock            Additional                        Compensation -          Total
                             -------------------------      Paid-in        Accumulated         Restricted        Stockholders'
                              Shares          Amount        Capital          Deficit             Stock              Equity
                             ---------      ----------    ------------    -------------      --------------      -------------
BALANCE,
  JANUARY 1, 2000            9,182,023      $  91,820     $ 55,223,901    $ (13,107,890)      $    (34,224)       $ 42,173,607

Forfeiture of restricted
  stock                         (4,763)           (47)          (1,801)                              1,848                  --

Issuance of stock                9,648             96           29,904                                                  30,000

Unearned compensation
  expense                                                                                           25,768              25,768

Net income                                                                    2,462,316                              2,462,316
                             ---------      ----------    ------------    -------------       ------------        ------------

BALANCE,
  SEPTEMBER 30, 2000         9,186,908      $  91,869     $ 55,252,004    $ (10,645,574)      $     (6,608)       $ 44,691,691
                             =========      =========     ============    =============       ============        ============


See accompanying notes to consolidated financial statements.


EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------

                                                                                       Nine Months Ended September 30,
                                                                                       -------------------------------
                                                                                           2000               1999
                                                                                       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                      $  2,462,316       $   (449,740)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depletion, depreciation and amortization                                              5,855,351          5,475,213
    Unearned compensation expense                                                            25,768            292,795
    Loss on sale of investment in Frontera                                                  354,733                 --
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable, trade                                      (731,904)           232,493
    Decrease in accounts receivable, joint interest owners                                  802,089          1,555,451
    Decrease in accounts receivable, related parties                                         32,341             22,853
    (Increase) decrease in other current assets                                             (49,581)           104,866
    Decrease in accounts payable, trade                                                    (424,217)        (1,198,032)
    Increase (decrease) in revenue payable                                                  278,771           (948,209)
    Decrease in accrued liabilities                                                      (3,385,466)          (341,654)
    Increase (decrease) in accrued interest payable                                          38,623            (52,718)
                                                                                       ------------       ------------
      Net cash provided by operating activities                                           5,258,824          4,693,318
                                                                                       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and natural gas property and equipment purchases                                   (6,195,686)       (11,269,850)
  Proceeds from the sale of oil and natural gas properties and prospects                  1,792,978          7,076,266
  Proceeds from the sale of investment in Frontera                                        3,512,500                 --
  Investment in Frontera                                                                         --           (122,297)
                                                                                       ------------       ------------
      Net cash used in investing activities                                                (890,208)        (4,315,881)
                                                                                       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                              850,000          3,600,000
  Payments of long-term debt                                                             (3,000,000)       (10,650,000)
  Proceeds from private offering, net of offering cost                                           --          7,382,450
                                                                                       ------------       ------------
      Net cash provided by (used in) financing activities                                (2,150,000)           332,450
                                                                                       ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 2,218,616            709,887

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              577,864            272,428
                                                                                       ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $  2,796,480       $    982,315
                                                                                       ============       ============

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

     In June 1999, the Financial Accounting Standards Board issued SFAS No.
137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 delays the effective date for implementation of SFAS No. 133 for one year, making SFAS No. 133 effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, or January 1, 2001 for the company. Retroactive application to periods prior to adoption is not allowed. Currently, the Company is not a party to any derivative instruments for future periods beyond December 31, 2000 and does not anticipate entering into any such agreements at this time. If we enter into any such agreements, we will be required to recognize a related asset or liability at January 1, 2001.


2.   LONG TERM DEBT

     EXISTING CREDIT FACILITY

     At September 30, 2000, we were a party to a credit facility (the "Revolving Credit Facility") with a bank. Borrowings under the Revolving Credit Facility were limited by a borrowing base, as defined in the Revolving Credit Facility, and bore interest at a rate equal to prime or LIBOR plus 1.75% to 2.75% depending upon the level of borrowing base utilization. The Revolving Credit Facility was secured by substantially all of our assets.

     At September 30, 2000, the borrowings under this facility totaled $4.65 million with no remaining borrowing base available for future borrowings. The borrowing base was required to be reduced on the first day of each month by $450,000; however, payments were deferred during the third quarter while we negotiated our new credit facility as discussed below.

     The Revolving Credit Facility provided for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of oil and natural gas properties or other collateral, engaging in merger or consolidation transactions and prohibitions of dividends and certain distributions of cash or properties and certain liens. The Revolving Credit Facility also contained certain financial covenants. The Tangible Net Worth Covenant required that at the end of each quarter our Tangible Net Worth be at least 90% of our actual tangible net worth as reported at December 31, 1998 (or $33,260,720) plus 50% of positive net income and 100% of other increases in equity for all fiscal quarters ending subsequent to December 31, 1998. The Fixed Charge Covenant required that at the end of each quarter beginning June 30, 1999, the ratio of annualized EBITDA (as defined) to the sum of annualized interest expense plus 50% of the quarter end loans outstanding was at least 1.25 to 1.00. At September 30, 2000 and December 31, 1999 we were in compliance with the above mentioned covenants.

      NEW CREDIT FACILITY

      In October 2000, we entered into a new credit facility (the "New Credit Facility") with a new bank. Borrowings under the New Credit Facility are limited by a borrowing base currently set at $5.0 million, as defined in the New Credit Facility, and bear interest at a rate equal to prime or LIBOR. We borrowed $4.5 million under the new facility and repaid the $4.65 million outstanding under the existing facility with a combination of borrowings and cash on hand. The New Credit Facility is secured by substantially all of our assets.

      The borrowing base under the New Credit Facility can be periodically redetermined. The borrowing base is also subject to mandatory reductions, which are subject to revision each time the borrowing base is redetermined. Reductions to the borrowing base of $300,000 per month are required on the last day of each month beginning February 28, 2001.

      The New Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of oil and natural gas properties or other collateral, engaging in merger or consolidation transactions and prohibitions of dividends and certain distributions of cash or properties and certain liens. The New Credit Facility also contains certain financial covenants. The EBITDA to Interest Expense Ratio requires that (a) consolidated EBITDA, as defined in the agreement, of the parent for the four fiscal quarters then ended to (b) the consolidated interest expense of the parent for the four fiscal quarters then ended, to not be less than 3.5 to 1.0. The Working Capital covenant requires that the amount of the parent's consolidated current assets less its consolidated liabilities, as defined in the agreement, to be at least $1.0 million. The Allowable Expenses ratio requires that (a) the aggregate amount of the parent's year to date consolidated general and administrative expenses for the period from January 1 of such year through the fiscal quarter then ended to (b) the parent's year to date consolidated net oil and gas revenues for the period from January 1 of such year through the fiscal quarter then ended, to be less than .40 to 1.0.

      The current portion of long-term debt as of September 30, 2000 is $2.55 million, reflecting these revisions in bank terms.


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

                                 Three Months Ended September 30, 2000             Three Months Ended September 30, 1999
                              --------------------------------------------    -----------------------------------------------
                                                   Shares          Per                              Shares
                                 Income           (Denomin-       Share           Income           (Denomin-        Per Share
                              (Numerator)           ator)         Amount         Numerator           ator)            Amount
                              -------------     ------------    ----------    ---------------    ------------     -----------
BASIC EPS
Income available to
    common
    stockholders              $  1,894,454        9,192,801       $  0.21      $      95,702       9,163,151      $     0.01
Effect of Dilutive
    Securities:
      Restricted stock                              138,016                                               --
      Common stock
         options                                         --                                           71,160
                              -------------     ------------    ----------    ---------------    ------------     -----------
DILUTED EPS
Income available to
    common stockholders       $  1,894,454        9,330,817       $  0.20      $      95,702       9,234,311      $     0.01
                              =============     ============    ==========    ===============    ============     ===========

                                  Nine Months Ended September 30, 2000             Nine Months Ended September 30, 1999
                              --------------------------------------------    -----------------------------------------------
                                                   Shares          Per            Income           Shares
                                 Income           (Denomin-       Share           (Loss)          (Denomin-        Per Share
                               (Numerator)          ator)         Amount         Numerator          ator)            Amount
                              -------------     ------------    ----------    ---------------    ------------     -----------
BASIC EPS
Income (loss) available
    to common
    stockholders              $  2,462,316        9,181,168       $  0.27      $   (449,740)       8,514,561      $   (0.05)
Effect of Dilutive
    Securities:
      Restricted stock                              150,361
      Common stock
         options                                         --
                              -------------     ------------    ----------    ---------------    ------------     -----------
DILUTED EPS
Income (loss) available
    to common
    stockholders              $  2,462,316        9,331,529       $  0.26      $   (449,740)       8,514,561      $   (0.05)
                              =============     ============    ==========    ===============    ============     ===========


4.       INCOME TAXES

       Due to our significant deferred tax assets, no tax expense (benefit) was recorded for the three-month or nine-month periods ended September 30, 2000 and 1999. Due to the uncertainty as to whether we will continue to be profitable in the future, an allowance has been provided to offset the tax benefits of certain tax assets. Should we continue to have net income in future periods, income tax expense will be recorded upon utilization of available tax assets.

5.       EQUITY

       We account for Stock Based Compensation in accordance with Statement of Financial Accounting Standards No. 123-"Accounting for Stock Based Compensation," ("SFAS No. 123"). Under SFAS No. 123, we are permitted to either record expense for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply our current accounting policy under Accounting Principles Board Opinion No. 25 ("APB No.25") and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. We have elected to continue following APB No. 25.

     Effective May 21, 1999, we amended and restated our Incentive Plan. In conjunction with those and other amendments of the Incentive Plan, we exchanged, on a voluntary basis, 556,488 outstanding nonqualified stock options of certain employees and our Directors for 326,400 new common stock options in replacement of those options. The exercise price of the replacement options was $7.06, which represents the fair market value on the date of grant. The replacement options have a ten-year term with 50% of the options vesting immediately on the date of grant with the remaining 50% vesting on May 21, 2000. On May 21, 1999, we also issued 114,350 new ten-year common stock options to employees, which vest 100% on May 21, 2001. The exercise price of the new options was $7.06, which represents the fair market value on the date of grant. On June 1, 1999, we issued 21,000 ten-year common stock options to non-employee directors with an exercise price of $7.28 per share, which represents the fair market value on the date of grant, vesting 100% on June 1, 2001.

      In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB No. 25. This Interpretation clarifies the application of APB No. 25 for certain issues including (a) the definition of "employee" for the purpose of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as noncompensatory, (c) the accounting consequences of various modifications to the terms of previously fixed stock options or awards and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions cover specific events occurring after December 15, 1998 or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The voluntary exchange and issuance of new common stock options, both in replacement of existing options and as new grants, referred to above, which were effective May 21, 1999 and June 1, 1999, will be covered by this Interpretation as these transactions fall within the guidelines of a specific event after December 15, 1998 as defined by the Interpretation. Accordingly these new common stock options will be accounted for under variable plan accounting on a prospective basis from July 1, 2000, resulting in additional compensation expense in our results of operations if the stock price increases above the exercise price of the option. As of September 30, 2000, the exercise price of all options was above the current stock price and no adjustment to compensation expense was required.

      In May 2000, the board approved the award of 161,300 shares of restricted stock to certain employees effective March 2, 2000 for services to be performed over the next three years. Shares of our common stock will be issued for those services according to a vesting schedule of one third each year following the anniversary date of the grant. Compensation expense will be accrued in each period in which the services are performed based on the quoted market price of our common stock as of the effective date of the grant. For the nine months ended September 30, 2000 we accrued $107,700 in compensation expense related to the future issuance of these shares of stock.

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


7.       SALE OF INVESTMENT IN FRONTERA

      In June 2000, we sold our investment in Frontera for $3.6 million and reported a loss on the sale of $354,733, or $(0.04) per share, in our results of operations. Proceeds of $1.6 million and $2.0 million were received in June and July, respectively, and we paid $87,500 for fees associated with the sale. Proceeds from the sale were used to repay debt obligations on our existing credit facility and for general corporate purposes.


8.       SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

      We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. A summary of non-cash investing and financing activities for the nine months ended September 30, 2000 and 1999 is presented below:

      In May 2000, a portion of the annual retainer due our directors was paid by the issuance of 9,648 shares of common stock valued at $30,000, based on quoted market prices on the date of issuance.

      For the nine months ended September 30, 2000, forfeitures of restricted stock were recorded with respect to 4,763 shares valued at $1,848.

      In June 1999, a portion of the annual retainer due our directors was paid by the issuance of 4,809 shares of common stock valued at $29,479, based on the quoted market prices on the date of issuance.

      For the nine months ended September 30, 1999, forfeitures of restricted stock were recorded with respect to 325 shares valued at $4,024.

Supplemental Disclosure of Cash Flow Information

                                       For the Nine Months Ended
                                              September 30,
                                       -------------------------
                                          2000           1999
                                       ---------       ---------
        Cash paid during the period
         for:
          Interest, net of amounts
            capitalized                $106,499        $ 95,225

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

      The impact on oil and natural gas revenues from hedging activities for the nine months ended September 30, 2000 and 1999 was as follows:

                                                                                                          Loss
                                                                                           -----------------------------------
                                                                                                    Nine Months Ended
                                        Price                       Bbl        MMBtu                   September 30,
  Hedge          Effective Dates         Per       Price Per      Volumes     Volumes      -----------------------------------
   Type         Beg.       Ending       Barrel       MMBtu        Per Day     Per Day        2000                1999
------------   --------   ----------   --------   -----------   -----------  ----------    ----------------    ---------------
Natural Gas
  Swap          3/1/99     10/31/99                $   1.957                    13,000     $           --      $    (861,631)
Natural Gas
  Swap          4/1/99      9/15/99                $   2.145                     3,000                 --           (154,124)
Natural Gas                                        $   2.20-
  Collar        2/1/00      2/29/00                $   2.31                      9,000            (70,470)
Natural Gas                                        $   2.20-
  Collar        3/1/00      4/30/00                $   2.50                      9,000           (135,900)
Natural Gas                                        $   2.05-
  Collar        5/1/00      9/30/00                $   2.60                      6,000         (1,342,320)
Oil Swap        1/1/00      3/31/00    $25.60                          150                        (27,521)
Oil Swap        4/1/00      6/30/00    $22.87                          125                        (55,481)
Oil Swap        7/1/00      9/30/00    $21.47                           60                        (65,796)
                                                                                           ----------------    ---------------

Total                                                                                      $   (1,697,488)     $  (1,015,755)
                                                                                           ================    ===============


      Our hedging activities for natural gas are entered into on a per MMbtu delivered price basis, Houston Ship Channel, with settlement for each calendar month occurring five business days following the publishing of the Inside F.E.R.C. Gas Marketing Report.

      Included within oil and natural gas revenues for the nine months ended September 30, 2000 and 1999 were $(1,697,488) and $(1,015,755), respectively, representing net losses from hedging activity. During December 1999, we entered into a crude oil fixed price swap. The number of barrels of oil per day ("BOD") and the related fixed price subject to the oil price swap are as follows: i) January 1, 2000 - March 31, 2000, 150 BOD, swap at $25.60, ii) April 1, 2000 -
June 30, 2000, 125 BOD, swap at $22.87, iii) July 1, 2000 - September 30, 2000,
60 BOD, swap at $21.47, and iv) October 1, 2000 - December 31, 2000, 50 BOD, swap at $ 20.46. During the first quarter of 2000 we entered into three natural gas collars. The natural gas collars cover the following periods, MMbtu per day and floor and ceiling per MMbtu prices: i) February 1, 2000 - February 29, 2000, 9,000 MMbtu per day, $2.20 floor - $2.31 ceiling, ii) March 1, 2000 - April 30, 2000, 9,000 MMbtu per day, $2.20 floor - $2.50 ceiling and iii) May 1, 2000 - September 30, 2000, 6,000 MMbtu per day, $2.05 floor - $2.60 ceiling. At September 30, 2000 and December 31, 1999, the market value of outstanding hedges was approximately $(68,500) and $15,000, respectively.


10.      COMMITMENTS AND CONTINGENCIES

      From time to time the Company is a party to various legal proceedings arising in the ordinary course of business. The Company is not currently a party to any litigation that it believes could have a material adverse effect on the financial position of the Company, except for the litigation described below.

      The Company, as one of three plaintiffs, has filed a lawsuit against BNP Petroleum Corporation ("BNP"), Seiskin Interests, LTD, Pagenergy Company, LLC and Gap Marketing Company, LLC, as defendants, in the 229th Judicial District Court of Duval County, Texas, for fraud and breach of contract in connection with an agreement whereby BNP was obligated to drill a test well in an area known as the Slick Prospect in Duval County, Texas. The allegations of the Company in this litigation are, in general, that BNP gave the Company inaccurate and incomplete information on which the Company relied in making its decision not to participate in the test well and the prospect, resulting in the loss of the Company's interest in the lease, the test well and four subsequent wells drilled in the prospect. The Company seeks to enforce its approximate 23% interest in the prospect and seeks damages or rescission, as well as costs and attorneys' fees. The case was originally filed in Duval County, Texas on February 25, 2000.

      In mid March, 2000, the defendants filed an original answer and certain counterclaims against plaintiffs, seeking unspecified damages for slander of title, tortious interference with business relations and exemplary damages. The case proceeded to trial before the Court (without a jury) on June 19, 2000, after the plaintiffs' were found by the court to have failed to comply with procedural requirements regarding the request for a jury. After several days of trial, the case was recessed and later resumed on September 5, 2000. The court at that time denied the plaintiffs' motion for mistrial based on the court's denial of a jury trial. The court also ordered that the defendants' counterclaims would be the subject of a separate trial that is to commence on December 11, 2000. The parties proceeded to try issues related to the plaintiffs' claims on September 5, 2000. All parties rested on the plaintiffs' claims on September 13, 2000. The court took the matter under advisement and has not yet announced a ruling. Defendants had filed a second amended answer and counterclaim and certain supplemental responses to a request for disclosure in which they stated that they were seeking damages in the amount of $33.5 million by virtue of an alleged lost sale of the subject properties, $17 million in alleged lost profits from other prospective contracts, and unspecified incidental and consequential damages from the alleged wrongful suspension of funds under their gas sales contract with the gas purchaser on the properties, alleged damage to relationships with trade creditors and financial institutions, including the inability to leverage the Slick Prospect, and attorneys' fees at prevailing hourly rates in Duval County, Texas incurred in defending against plaintiffs' claims and for 40% of any aggregate recovery in prosecuting their counterclaims. In subsequent deposition testimony, the defendants have verbally alleged $26 million of damages by virtue of the alleged lost sale of the properties (as opposed to the $33.5 million previously sought), $7.5 million of damages by virtue of loss of a lease development opportunity and $100 million of damages by virtue of the loss of a business opportunity related to BNP's alleged inability to participate in a 3-D seismic project.

      A dispositive motion for summary judgment on all of BNP's counterclaims for monetary damages has been filed and is set for a hearing on November 29, 2000. If that motion is denied, in whole or in part, the Company will proceed to trial on the counterclaims on December 11, 2000. While the Company believes it has sufficient legal defenses to all of the defendants' counterclaims, and intends to vigorously defend itself in this matter, there can be no assurance that the outcome of any portion of this litigation will be favorable to the Company. In the possible event of a material adverse outcome on the counterclaims or related matters, there would be a material adverse effect on the Company as the Company would likely be required to post a bond in the amount of the judgment (or the portion of the counterclaim judgment for which it has liability) in order to prevent the defendants from executing on that judgment. Depending on the amount of such a judgment, there could be no assurance that the Company could obtain such a bond. In the event of an adverse judgment, the Company would likely appeal such judgment, and the Company is optimistic about its chances for success on appeal, should such be necessary.

      The Company also alleged that BNP Petroleum Corporation, Seiskin Interests, LTD and Pagenergy Company, LLC breached a contract with the plaintiffs by obtaining oil and gas leases within an area restricted by that contract. While this breach of contract allegation is the subject of an additional lawsuit by plaintiffs in the 165th District Court in Harris County, Texas, the defendants have taken the position that the claim must be tried in the Duval County case. The Duval County court has taken that question under advisement and might rule that the claim should be included in the December 11, 2000 trial. The Company is seeking damages as a result of defendants' actions as well as costs and attorneys' fees, and the defendants are seeking a declaration of no liability in this matter.

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

      OVERVIEW

      The following matters had a significant impact on our results of operations and financial position for the nine months ended September 30, 2000:

      COMMODITY PRICES - The average realized price for our production, before the effects of hedging activity, increased 61% from $2.18 per thousand cubic feet of gas equivalent (Mcfe) in the first nine months of 1999 to $3.50 per Mcfe for the comparable period this year. Hedging activity for the nine months ended September 30, 2000 resulted in a net loss of approximately $1.7 million, or $0.38 per Mcfe, compared to a net loss of approximately $1.0 million, or $0.19 per Mcfe, for the same period in 1999.

      SALE OF INVESTMENT IN FRONTERA - In June 2000, we sold our investment in Frontera for $3.6 million and reported a loss on the sale of $354,733, or $0.04 per share, in our results of operations.

      DEBT REDUCTION - Our current credit facility requires our borrowing base to be reduced $450,000 on the first day of each month. In addition, the sale in April 2000 of certain of our oil and natural gas properties resulted in a further reduction of our borrowing base. During the nine months ended September 30, 2000, we borrowed $850,000 (in January 2000) and repaid $3.0 million. At September 30, 2000, borrowings under this facility totaled $4.65 million with no remaining borrowing base available for future borrowings. In October 2000, we entered into a new credit facility with a new bank in the principal amount of $4.5 million, repaid the $4.65 million under our existing facility and terminated that facility. Payments due under the old facility were deferred during the third quarter while we negotiated our new facility. Borrowings under the new facility are limited by a borrowing base as defined in the credit agreement, and bear interest at a rate equal to prime or LIBOR. The borrowing base is subject to monthly mandatory reductions of $300,000 beginning February 28, 2001.


      RESULTS OF OPERATIONS

REVENUE AND PRODUCTION

      Oil and natural gas revenues for the third quarter of 2000 increased 83% over the same period in 1999. Natural gas production comprised 83% of total production on an equivalent Mcf basis and contributed 82% of total revenue for the third quarter of 2000. Oil and condensate production was 8% of total production and contributed 10% of total oil and gas revenue while natural gas liquids (NGLs) production comprised 9% of total production and contributed
8% of total oil and gas revenue. In the comparable 1999 period, natural gas production and revenue comprised 80% of total production and 74% of total oil and gas revenue while oil and condensate production was 9% of total production and 15% of revenue and NGLs production comprised 11% of total production and 11% of revenue.

      For the nine months ended September 30, 2000, oil and natural gas revenues increased 31% over the same period in 1999. Natural gas production comprised 80% of total production and contributed 78% of total revenue, oil and condensate comprised 10% of total production and contributed 13% of total oil and gas revenue, and NGLs production comprised 10% of total production and contributed 9% of total oil and gas revenue. For the same period in 1999, natural gas production comprised 84% of total production and 82% of total oil and gas revenue while oil and condensate production accounted for 10% of total production and 12% revenue and NGLs production comprised 6% of both total production and revenue.

      The following table summarizes volume and price information with respect to our oil and gas production for the quarter and nine-month periods ended September 30, 2000 and 1999:


                                                      For the Quarter                          For the Nine Months
                                                    Ended September 30,                        Ended September 30,
                                           ---------------------------------------    ---------------------------------------
                                                                       Increase                                   Increase
                                             2000         1999        (Decrease)        2000         1999        (Decrease)
                                           ---------    ---------    -------------    ---------    ---------    -------------
Gas Volume - MCFGPD (1)                     13,636       13,230          406            13,227       16,651         (3,424)

Average Gas Price - per MCF                $  4.39      $  2.59      $  1.80          $   3.46     $   2.17     $     1.29

Hedge Loss - per MCF                       $ (0.74)     $ (0.74)          --          $  (0.43)    $  (0.22)    $    (0.21)


Oil and Condensate Volume - BPD (2)            227          244          (17)              264          334            (70)

Average Oil Price - per barrel             $ 29.67      $ 19.94      $  9.73          $  26.78     $  14.71     $    12.07

Hedge Loss - per barrel                    $ (3.16)          --      $ (3.16)         $  (2.06)          --     $    (2.06)


Natural Gas Liquids Volume - BPD (2)           247          302          (55)              277          206             71

Average NGL Price - per barrel             $ 20.17      $ 12.73      $  7.44          $  17.23     $  10.77     $     6.46


----------------------------
(1) MCFGPD - thousand cubic feet of gas per day

(2) BPD - barrels per day



THIRD QUARTER 2000 COMPARED TO THE THIRD QUARTER 1999

      Natural gas sales revenue increased 103%, from $2.3 million for the third quarter of 1999 to approximately $4.6 million for the same period in 2000. The impact of favorable natural gas prices and a slight increase in production was partially offset by the effect of hedging activity. The average realized price for natural gas production, excluding the effect of hedging activity, was $4.39 per Mcf for the third quarter of 2000, an increase of 69% over the 1999 third quarter average price of $2.59 per Mcf. This increase in average prices favorably impacted revenues by approximately $2.3 million (based on current quarter production). Included within natural gas revenues for the three months ended September 30, 2000 was $(932,640) representing losses from hedging activities. These losses decreased the effective natural gas price by $(0.74) per Mcf for the third quarter of 2000. For the same period in 1999, gas hedging activities resulted in a loss of $(899,568) and decreased the effective natural gas sales price for that prior period by $(0.74) per Mcf. Production volumes for natural gas for the three months ended September 30, 2000 increased 3% from 13,230 MCFGPD for the third quarter of 1999 to 13,636 MCFGPD for the comparable period in 2000. This slight increase in natural gas production during the third quarter of 2000 increased revenues by $96,775 (based on 1999 comparable quarter average prices). The increase was due to production from 18 gross (6.322073 net) new successful exploratory and development wells drilled and completed since September 30, 1999. Offsetting the favorable impact of new production was a decrease in production volumes that resulted from the disposition of certain proved producing properties effective July 1, 1999 and April 1, 2000, further reduced by normal production declines from existing wells.

      Revenue from sales of oil and condensate increased 23% from $448,131 in the third quarter of 1999 to approximately $552,568 for the comparable 2000 period due primarily to higher average realized prices. The average realized price for oil and condensate in the third quarter of 2000 was $29.67 per barrel, excluding the impact of net oil hedging losses of $3.16 per barrel, compared to $19.94 per barrel for the same period in 1999. This increase in the average realized price received for our oil and condensate increased revenue $202,774 (based on current quarter production). Production volumes for oil and condensate decreased 7% from 244 BPD in the third quarter of 1999 to 227 BPD for the comparable period in 2000. This slight decrease in production decreased quarterly revenues $32,541 (based on 1999 comparable quarter average prices).

      Revenue from sales of natural gas liquids (NGLs) increased 29% from $353,916 in the third quarter of 1999 to $457,822 for the comparable 2000 period due primarily to higher average realized prices, partially offset by lower production. The average realized price for NGLs in the third quarter of 2000 was $20.17 per barrel compared to $12.73 per barrel for the same period in 1999. This increase in the average realized price received for our NGLs increased revenue $168,892 (based on current quarter production). Production volumes for NGLs decreased 18% from 302 BPD in the third quarter of 1999 to 247 BPD for the comparable period in 2000. This decrease in production decreased quarterly revenues $64,986 (based on 1999 comparable quarter average prices).


YEAR-TO-DATE 2000 COMPARED TO YEAR-TO-DATE 1999

      Natural gas revenue increased 24%, from $8.8 million for the nine months ended September 30, 1999 to approximately $11.0 million in the same current year period due to the impact of favorable average realized prices, partially offset by the negative impact of hedging losses and decreased production. The average natural gas sales price for production in the first nine months of 2000 was $3.46 per Mcf, exclusive of the hedging activity, compared to $2.17 per Mcf during the same prior year period. This increase in average price realized resulted in increased revenues of approximately $4.7 million (based on current year-to-date production). Included within natural gas revenue for the nine months ended September 30, 2000 and 1999 was $(1.5) million and $(1.0) million, respectively, representing losses on hedging activity. These losses decreased the effective natural gas sales price by $(0.43) per Mcf and $(0.22) per Mcf for the nine months ended September 30, 2000 and 1999, respectively. The favorable impact of higher average prices was partially offset by the impact of lower production. For the nine months ended September 30, natural gas production decreased 21% from 16,651 MCFPD in 1999 to 13,227 MCFPD in 2000 resulting in a decrease in revenues of $2.0 million (based on 1999 comparable period prices).

      Revenue from the sale of oil and condensate totaled $1.8 million for the nine months ended September 30, 2000 (including net losses from oil hedge activity of $148,798), an increase of 33% from the prior year nine-month total of $1.3 million. Favorable pricing for the first nine months of 2000 resulted in an increase in revenue of $873,950 (based on current year-to-date production). The average realized price for oil and condensate in the first nine months of 2000 was $26.78 per barrel, excluding the impact of net oil hedging losses of $(2.06) per barrel, compared to $14.71 per barrel for the same period in 1999. Production volumes for oil and condensate for the nine months ended September 30, 2000 decreased 21% from 334 BPD to 264 BPD, as compared to the nine months ended September 30, 1999. The decrease in oil and condensate production decreased revenues by $276,317 (based on 1999 comparable period average prices).

      Revenue from the sale of NGLs totaled $1.3 million for the nine months ended September 30, 2000, an increase of 116% from the prior year nine-month total of $604,935. Favorable pricing for the first nine months of 2000 resulted in an increase in revenue of $703,051 (based on current year-to-date production). The average realized price for NGLs in the first nine months of 2000 was $17.23 per barrel compared to $10.77 per barrel for the same period in 1999. Production volumes for NGLs for the nine months ended September 30, 2000 increased 34% from 206 BPD to 277 BPD, as compared to the nine months ended September 30, 1999. The increase in NGL production increased revenues by $212,897 (based on 1999 comparable period average prices).

      Year-to-date production of oil and natural gas was significantly impacted by the sale of certain oil and natural gas properties effective July 1, 1999 and April 1, 2000. Offsetting these declines was the adjustment in June 2000 for 19 months of revenue associated with pay-out on our McFaddin properties totaling $391,300 on production of 173,800 Mcfe. In addition, we successfully drilled and completed 18 gross (6.32 net) wells since September 30, 1999 that added additional production and revenues for the current year period.


    COSTS AND OPERATING EXPENSES

      Lifting costs for the three-month period ended September 30, 2000 totaled $391,358, a slight decrease compared to the same period in 1999. For the nine months ended September 30, 2000, lifting costs totaled $1,403,320 compared to $1,362,624 in the same period of 1999, an increase of 3%. Current year results were impacted by the recording of 19 months of lifting costs totaling approximately $119,000, associated with our McFaddin properties that reached pay-out in July 1998 but was not determined until June 2000. These additional costs more than offset the effect of lower costs resulting from the disposition of proved producing properties effective July 1, 1999, and corporate efforts focused on improving the operating structure in the field. Lifting costs were $0.26 per Mcfe for the three-month periods ended September 30, 2000 and 1999, respectively. For the year-to-date periods, lifting costs were $0.31 per Mcfe in 2000 and $0.25 per Mcfe for 1999. Excluding the adjustment for the above-mentioned property, lifting costs were $0.30 for the nine-month period ended September 30, 2000. The increase in lifting costs on a Mcfe basis was due to the sale of certain properties during the third quarter of 1999 that had lower overall average lifting costs.

      Severance and ad valorem taxes for the three months ended September 30, 2000 increased 44% from $300,652 to $434,491 as compared to the three months ended September 30, 1999 due primarily to higher severance taxes paid on the increased revenue during the third quarter of 2000. Severance and ad valorem taxes were $0.29 per Mcfe and $0.20 per Mcfe for the three-month periods ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, severance and ad valorem taxes totaled $1,045,283 and $987,871, respectively. On an equivalent basis, severance and ad valorem taxes were $0.23 per Mcfe and $0.18 for the nine months ended September 30, 2000 and 1999, respectively.

      Depletion, depreciation and amortization expense ("DD&A") expense for the third quarter and nine-month periods ended September 30, 2000 totaled $1.9 million and $5.9 million, respectively, compared to $1.2 million and $5.5 million in the comparable 1999 periods. Full cost DD&A on our oil and natural gas properties totaled $1.7 million for the third quarter of 2000 and $5.3 million for the nine months ended September 30, 2000 compared to $1.0 million for the third quarter of 1999 and $4.9 million for the year-to-date period in 1999. Depletion expense on a unit of production basis for the three-month periods ended September 30, 2000 and 1999 was $1.13 per Mcfe and $0.65 per Mcfe, respectively. For the nine months ended September 30, 2000, DD&A totaled $1.18 per Mcfe, 30% higher than the year-to-date 1999 rate of $0.91 per Mcfe. For the third quarter of 2000 a 72% increase in the overall depletion rate increased depletion expense by $716,600 while lower oil and natural gas production compared to the prior year period decreased depletion expense by only $2,000. For the year-to-date period, lower oil and natural gas production compared to the same prior year period decreased depletion expense by $833,900 and a 30% increase in the overall depletion rate increased depletion expense by $1.2 million. The increase in the depletion rate was primarily attributable to the abandonment of certain properties during the fourth quarter of 1999. Other DD&A expense of $169,652 for the three-month period ended September 30, 2000 was slightly higher than the prior year total of $168,251 in the same period of 1999. Year-to-date, other DD&A decreased four-percent from $530,239 in 1999 to $508,871 for the comparable nine-month period ended September 30, 2000. The decrease in other DD&A was due primarily to the amortization of deferred loan costs on the Revolving Credit Facility on which amortization began April 1, 1998 and was fully amortized at March 31, 1999.

      General and administrative expenses ("G&A") for the third quarter of 2000 increased 1% from $976,612 to $985,400, as compared to the three months ended September 30, 1999. The slight increase in G&A was primarily attributable to compensation expense related to restricted stock awarded in March 2000 offset by lower salaries and related benefits attributable to a work force reduction during January 2000. G&A expense for the nine-month period ended September 30, 2000 totaled $2.9 million, a decrease of 7% from the $3.1 million incurred during the nine months ended September 30, 1999. For the third quarter of 2000 and 1999, overhead reimbursement fees recorded as a reduction to G&A totaled $29,352 and $65,000, respectively. For the nine months ended September 30, 2000 and 1999, overhead reimbursement fees reduced G&A by approximately $92,300 and $240,000, respectively. G&A on a unit of production basis for the three-month periods ended September 30, 2000 and 1999 was $0.65 per Mcfe and $0.64 per Mcfe, respectively. For the year-to-date periods ended September 30, 2000 and 1999, G&A on a unit of production basis was $0.64 per Mcfe and $0.57 per Mcfe, respectively.

      Unearned compensation expense for the three months ended September 30, 2000 decreased from $124,842 to $8,590, as compared to the three months ended September 30, 1999. For the nine months ended September 30, 2000, unearned compensation expense totaled $25,768 compared to $292,795 in the comparable prior year period. The decrease is due to the resignation of the former President and Chief Operating Officer during December 1999 whereby he vested in his remaining restricted stock grant. The Company charged to expense his unamortized unearned compensation upon his resignation, thereby reducing the future amounts to be charged to income.

      Other income (expense) for the nine-month period ending September 30, 2000 consisted primarily of a loss on the sale of our investment in Frontera of $(354,733), or $(0.04) per share.

      Also included in other income (expense) was interest expense of $29,655 for the third quarter of 2000 compared to $18,046 in the third quarter of 1999. Gross interest expense was $114,220 for the third quarter of 2000 on weighted average debt of approximately $4.6 million compared to gross interest expense of $121,292 on weighted average debt of approximately $6.4 million for the same prior year period. Capitalized interest in the third quarter of 2000 totaled $84,565 compared to $103,246 in the third quarter of 1999. For the year-to-date period ended September 30, 2000, interest expense totaled $120,333, an increase of 40% over the prior year period total of $86,232. Weighted average debt was approximately $6.0 million for the nine months ended September 30, 2000, resulting in gross interest costs of $439,827. For the same period in 1999, weighted average debt of $9.1 million resulted in gross interest costs of $535,760. Capitalized interest for the nine months ended September 30, 2000 totaled $319,494, a decrease of 29% over the prior year amount of $449,528 for the same period. Although gross interest expense has decreased compared to the prior year, the effect of less interest being capitalized to oil and natural gas properties has resulted in higher net interest costs reported in our results of operations. The reduction in capitalized interest resulted from lower exploration activities during the three and nine-month periods ended September 30, 2000 compared to the same periods in the prior year.

      Interest income totaled $34,294 for the three months ended September 30, 2000 and $61,164 for the 2000 year-to-date period compared to $18,106 and $43,817 in the respective prior year periods. The increase in interest income is due to the overall increase in invested overnight money market funds.

      Due to our significant deferred tax assets, no tax expense (benefit) was recorded for the three-month or nine-month periods ended September 30, 2000 and 1999. Due to the uncertainty as to whether we will be profitable in the future, an allowance has been provided to offset the tax benefits of certain tax assets. Should we continue to have net income in future periods, income tax expense will be recorded upon utilization of available tax assets.

      For the third quarter of 2000, we reported net income of $1,894,454, or $0.21 basic earnings per share, compared to net income of $95,702, or $0.01 basic earnings per share, for the same period in 1999. For the nine months ended September 30, 2000, we reported net income of $2,462,316, or $0.27 basic earnings per share, compared to a net loss of $(449,740), or $(0.05) basic loss per share, in the comparable 1999 period. Weighted average shares outstanding increased from approximately 8.5 million for the nine months ended September 30, 1999 to 9.2 million in the comparable 2000 period. The increase was due primarily to the private placement of 1.4 million shares of common stock in May 1999.


      LIQUIDITY AND CAPITAL RESOURCES

      Our primary cash needs are for exploration, development and acquisition of oil and gas properties, and repayment of principal and interest on outstanding debt. Due to our active exploration and development and technology enhancement programs, we have experienced and expect to continue to experience substantial working capital requirements. We intend to fund our remaining 2000 capital expenditures, commitments and working capital requirements through cash flows from operations and the refinancing of our existing Revolving Credit Facility. Our new facility, completed in October 2000, has an increased borrowing base with monthly commitment reductions that are lower than our current facility requirements and are deferred until February 28, 2001. We believe we will be able to generate capital resources and liquidity sufficient to fund our capital expenditures and meet our financial obligations as they come due. In the event such capital resources are not available to us, our drilling and other activities may be curtailed. Currently, our expected cash flow from operations for the remainder of 2000 exceeds our planned capital spending for the same period.

LIQUIDITY

      We had cash and cash equivalents at September 30, 2000 of $2.8 million consisting primarily of short-term money market investments, as compared to $577,864 at December 31, 1999. Our working capital surplus was $2,260,539 at September 30, 2000, as compared to a deficit of $(4,977,421) at December 31, 1999 and our ratio of current assets to current liabilities was 1.42:1 at September 30, 2000 compared to 0.52:1 at December 31, 1999. Excluding the current portion of long-term debt, we had a working capital surplus of $4,810,539 at September 30, 2000, as compared to a working capital deficit of $(877,421) at December 31, 1999. Our ratio of current assets to current liabilities excluding the current portion of long-term debt was 2.70:1 at September 30, 2000 compared to 0.86:1 at December 31, 1999. Our working capital surplus and increased current ratio at September 30, 2000 resulted primarily from a decrease in accounts payable and accrued liabilities. Proceeds from the sale of our investment in Frontera were used to reduce our debt outstanding and to pay down our accounts payable balances while the decrease in accrued liabilities resulted from the settlement with industry partners of revenues held in suspense.

CASH FLOWS

      Cash flows provided by operations were $5.3 million and $4.7 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in cash flows provided by operations for the nine months ended September 30, 2000 is primarily due to net income in the current year as compared to a net loss in the prior year, offset by changes in working capital. During the nine months ended September 30, 2000, net working capital usage was $3.1 million as compared to $645,520 for the same period in 1999. Current year activity was impacted by a significant decrease in accrued liabilities as a result of settling disputed amounts with an industry partner during the second quarter of 2000 and releasing certain amounts held in suspense. Operating cash flows, before changes in working capital, were $8.7 million and $5.3 million for the nine months ended September 30, 2000 and 1999, respectively. Operating cash flow should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

      Cash used in investing activities totaled $890,208 for the nine months ended September 30, 2000 compared to $4.3 million used in the same period of 1999. During the nine months ended September 30, 2000, we continued to reinvest a substantial portion of our cash flows to fund our drilling program. Capital expenditures during the nine months ended September 30, 2000 were approximately $6.2 million as compared to $11.3 million during the same period in 1999. We expended $3.9 million in our drilling operations resulting in the drilling of 14 gross (4.81 net) wells during the nine months ended September 30, 2000 as compared to 7 gross (3.78 net) wells during the same period in 1999. We currently have five gross wells drilling. The remaining cost capitalized to oil and natural gas properties was capitalized internal G&G and interest of approximately $1.4 million. Total capital expenditures for 2000 are expected to be approximately $10.0 million. Other investing activity also included proceeds from the sale of oil and natural gas properties of approximately $1.8 million for the nine months ended September 30, 2000 and proceeds from the sale of our investment in Frontera of $3.6 million less associated fees of $87,500. For the nine months ended September 30, 1999, we had proceeds from the sale of oil and natural gas properties of $7.1 million offset by expenditures on our investment in Frontera of $122,297.

      Cash used in financing activities totaled $2.15 million for the nine months ended September 30, 2000 and included borrowings under our credit facility of $850,000 and repayments of $3.0 million. For the nine months ended September 30, 1999, cash provided by financing activities totaled $332,450 and included net repayments of $7.05 million. In addition, we received proceeds from a private offering totaling $7.4 million, net of offering costs, in May of 1999.


    CREDIT FACILITY

      EXISTING CREDIT FACILITY

      At September 30, 2000, we were a party to a credit facility (the "Revolving Credit Facility") with a bank. Borrowings under the Revolving Credit Facility were limited by a borrowing base, as defined in the Revolving Credit Facility, and bore interest at a rate equal to prime or LIBOR plus 1.75% to 2.75% depending upon the level of borrowing base utilization. The Revolving Credit Facility was secured by substantially all of our assets. At September 30, 2000, the borrowings under this facility totaled $4.65 million with no remaining borrowing base available for future borrowings. The borrowing base was required to be reduced on the first day of each month by $450,000; however, payments were deferred during the third quarter while we negotiated our new credit facility as discussed below.

      NEW CREDIT FACILITY

      In October 2000, we entered into a new credit facility (the "New Credit Facility") with a new bank. Borrowings under the New Credit Facility are limited by a borrowing base currently set at $5.0 million, as defined in the New Credit Facility, and bear interest at a rate equal to prime or LIBOR. We borrowed $4.5 million under the new facility and repaid the $4.65 million outstanding under the existing facility with a combination of borrowings and cash on hand. The New Credit Facility is secured by substantially all of our assets.

      The borrowing base under the New Credit Facility can be periodically redetermined. The borrowing base is also subject to mandatory reductions, which are subject to revision each time the borrowing base is redetermined. Reductions to the borrowing base of $300,000 per month are required on the last day of each month beginning February 28, 2001.

      The New Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of oil and natural gas properties or other collateral, engaging in merger or consolidation transactions and prohibitions of dividends and certain distributions of cash or properties and certain liens. The New Credit Facility also contains certain financial covenants. The EBITDA to Interest Expense Ratio requires that (a) consolidated EBITDA, as defined in the agreement, of the parent for the four fiscal quarters then ended to (b) the consolidated interest expense of the parent for the four fiscal quarters then ended, to not be less than 3.5 to 1.0. The Working Capital covenant requires that the amount of the parent's consolidated current assets less its consolidated liabilities, as defined in the agreement, to be at least $1.0 million. The Allowable Expenses ratio requires that (a) the aggregate amount of the parent's year to date consolidated general and administrative expenses for the period from January 1 of such year through the fiscal quarter then ended to (b) the parent's year to date consolidated net oil and gas revenues for the period from January 1 of such year through the fiscal quarter then ended, to be less than .40 to 1.0.


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

      In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 delays the effective date for implementation of SFAS No. 133 for one year, making SFAS No. 133 effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, or January 1, 2001 for the company. Retroactive application to periods prior to adoption is not allowed. Currently, the Company is not a party to any derivative instruments for future periods beyond December 31, 2000 and does not anticipate entering into any such agreements at this time. If we enter into any such agreements, we will be required to recognize a related asset or liability at January 1, 2001.

      In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB No. 25. This Interpretation clarifies the application of APB No. 25 for certain issues including (a) the definition of "employee" for the purpose of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as noncompensatory, (c) the accounting consequences of various modifications to the terms of previously fixed stock options or awards and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions cover specific events occurring after December 15, 1998 or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The voluntary exchange and issuance of new common stock options both in replacement of existing options and as new grants, referred to in Note 5, which were effective May 21, 1999 and June 1, 1999, will be covered by this Interpretation as these transactions fall within the guidelines of a specific event after December 15, 1998 as defined by the Interpretation. Accordingly these new common stock options will be accounted for under variable plan accounting on a prospective basis from July 1, 2000, resulting in an effect on our results of operations for increases in the stock price above the exercise price of the option. As of September 30, 2000, the exercise price of all options was above the current stock price and no adjustment to compensation expense was required.


      FORWARD LOOKING STATEMENTS

      The statements contained in all parts of this document, including, but not limited to, those relating to our drilling plans, our 3-D project portfolio, capital expenditures, future capabilities, the sufficiency of capital resources and liquidity to support working capital and capital expenditure requirements, reinvestment of cash flows, the outcome of litigation, and any other statements regarding future operations, financial results, business plans, sources of liquidity and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe" and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to our dependence on our exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, our dependence on key personnel, our reliance on technological development and possible obsolescence of the technology currently used by us, significant capital requirements of our exploration and development and technology development programs, the potential impact of government regulations, litigation and environmental matters, our ability to manage our growth and achieve our business strategy, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks and other factors detailed in our Form 10-K and other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and commodity prices. We use a Revolving Credit Facility, which has a floating interest rate, to finance a portion of our operations. We are not subject to fair value risk resulting from changes in our floating interest rates. The use of floating rate debt instruments provides a benefit due to downward interest rate movements but does not limit us to exposure from future increases in interest rates. Based on the September 30, 2000 floating interest rate of 9.5% and the amount of debt outstanding on that date, a 10% change in the interest rate would result in an increase or decrease in interest expense of approximately $42,000 on an annual basis. In the normal course of business we enter into hedging transactions, including commodity price collars and swaps, to mitigate our exposure to commodity price movements, but not for trading or speculative purposes. During the nine months ended September 30, 2000, due to the instability of oil prices and to achieve a more predictable cash flow, we had in place a fixed price oil swap for a portion of our year 2000 oil and condensate production. While the use of these arrangements limits the benefit to us of increases in the price of oil and natural gas it also limits the downside risk of adverse price movements. The number of barrels of oil per day ("BOD") and the related fixed price subject to the oil price swap are as follows: i) January 1, 2000 - March 31, 2000, 150 BOD, swap at $25.60, ii) April 1, 2000 - June 30, 2000, 125 BOD, swap at $22.87, iii) July 1, 2000 -
September 30, 2000, 60 BOD, swap at $21.47 and iv) October 1, 2000 - December 31, 2000, 50 BOD, swap at $20.46. A 10% change in the oil price per barrel would cause the total market value of the swap to increase or decrease by approximately $9,400. During the nine months ended September 30, 2000, due to the instability of natural gas prices and to achieve a more predictable cash flow, we had in place three natural gas collars for a portion of our year 2000 natural gas production. The natural gas collars cover the following periods, MMbtu per day and floor and ceiling per MMbtu prices: i) February 1, 2000 - February 29, 2000, 9,000 MMbtu per day, $2.20 floor - $2.31 ceiling, ii) March 1, 2000 - April 30, 2000, 9,000 MMbtu per day, $2.20 floor -$2.50 ceiling and
iii) May 1, 2000 - September 30, 2000, 6,000 MMbtu per day, $2.05 floor - $2.60 ceiling. Currently, there are no natural gas collars in place for any future periods. At September 30, 2000, the market value of the outstanding hedge was approximately $(68,500).

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      From time to time the Company is a party to various legal proceedings arising in the ordinary course of business. The Company is not currently a party to any litigation that it believes could have a material adverse effect on the financial position of the Company, except for the litigation described below.

      The Company, as one of three plaintiffs, has filed a lawsuit against BNP Petroleum Corporation ("BNP"), Seiskin Interests, LTD, Pagenergy Company, LLC and Gap Marketing Company, LLC, as defendants, in the 229th Judicial District Court of Duval County, Texas, for fraud and breach of contract in connection with an agreement whereby BNP was obligated to drill a test well in an area known as the Slick Prospect in Duval County, Texas. The allegations of the Company in this litigation are, in general, that BNP gave the Company inaccurate and incomplete information on which the Company relied in making its decision not to participate in the test well and the prospect, resulting in the loss of the Company's interest in the lease, the test well and four subsequent wells drilled in the prospect. The Company seeks to enforce its approximate 23% interest in the prospect and seeks damages or rescission, as well as costs and attorneys' fees. The case was originally filed in Duval County, Texas on February 25, 2000.

      In mid March, 2000, the defendants filed an original answer and certain counterclaims against plaintiffs, seeking unspecified damages for slander of title, tortious interference with business relations and exemplary damages. The case proceeded to trial before the Court (without a jury) on June 19, 2000, after the plaintiffs' were found by the court to have failed to comply with procedural requirements regarding the request for a jury. After several days of trial, the case was recessed and later resumed on September 5, 2000. The court at that time denied the plaintiffs' motion for mistrial based on the court's denial of a jury trial. The court also ordered that the defendants' counterclaims would be the subject of a separate trial that is to commence on December 11, 2000. The parties proceeded to try issues related to the plaintiffs' claims on September 5, 2000. All parties rested on the plaintiffs' claims on September 13, 2000. The court took the matter under advisement and has not yet announced a ruling. Defendants had filed a second amended answer and counterclaim and certain supplemental responses to a request for disclosure in which they stated that they were seeking damages in the amount of $33.5 million by virtue of an alleged lost sale of the subject properties, $17 million in alleged lost profits from other prospective contracts, and unspecified incidental and consequential damages from the alleged wrongful suspension of funds under their gas sales contract with the gas purchaser on the properties, alleged damage to relationships with trade creditors and financial institutions, including the inability to leverage the Slick Prospect, and attorneys' fees at prevailing hourly rates in Duval County, Texas incurred in defending against plaintiffs' claims and for 40% of any aggregate recovery in prosecuting their counterclaims. In subsequent deposition testimony, the defendants have verbally alleged $26 million of damages by virtue of the alleged lost sale of the properties (as opposed to the $33.5 million previously sought), $7.5 million of damages by virtue of loss of a lease development opportunity and $100 million of damages by virtue of the loss of a business opportunity related to BNP's alleged inability to participate in a 3-D seismic project.

      A dispositive motion for summary judgment on all of BNP's counterclaims for monetary damages has been filed and is set for a hearing on November 29, 2000. If that motion is denied, in whole or in part, the Company will proceed to trial on the counterclaims on December 11, 2000. While the Company believes it has sufficient legal defenses to all of the defendants' counterclaims, and intends to vigorously defend itself in this matter, there can be no assurance that the outcome of any portion of this litigation will be favorable to the Company. In the possible event of a material adverse outcome on the counterclaims or related matters, there would be a material adverse effect on the Company as the Company would likely be required to post a bond in the amount of the judgment (or the portion of the counterclaim judgment for which it has liability) in order to prevent the defendants from executing on that judgment. Depending on the amount of such a judgment, there could be no assurance that the Company could obtain such a bond. In the event of an adverse judgment, the Company would likely appeal such judgment, and the Company is optimistic about its chances for success on appeal, should such be necessary.

      The Company also alleged that BNP Petroleum Corporation, Seiskin Interests, LTD and Pagenergy Company, LLC breached a contract with the plaintiffs by obtaining oil and gas leases within an area restricted by that contract. While this breach of contract allegation is the subject of an additional lawsuit by plaintiffs in the 165th District Court in Harris County, Texas, the defendants have taken the position that the claim must be tried in the Duval County case. The Duval County court has taken that question under advisement and might rule that the claim should be included in the December 11, 2000 trial. The Company is seeking damages as a result of defendants' actions as well as costs and attorneys' fees, and the defendants are seeking a declaration of no liability in this matter.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS.............................   None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.......................................   None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................   None

ITEM 5 - OTHER INFORMATION.....................................................   None

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

*4.5              -- Second Amended and Restated Credit Agreement dated October
                  6, 2000 by and between Edge Petroleum Corporation, Edge
                  Petroleum Exploration Company and Edge Petroleum Operating
                  Company, Inc. (collectively, the "Borrowers") and Union Bank
                  Of California, N.A., a national banking association, as Agent for itself and as lender.

*4.6              -- Letter Agreement dated October 31, 2000 by and between Edge
                  Petroleum Corporation, Edge Petroleum Exploration Company and
                  Edge Petroleum Operating Company, Inc. (collectively, the
                  "Borrowers") and Union Bank Of California, N.A., a national banking association, as Agent for itself and as lender

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

+4.7              -- Common Stock Subscription Agreement dated as of April 30,
                  1999 between the Company and the purchasers named therein
                  (Incorporated by reference from exhibit 4.5 to the Company's
                  Quarterly Report on Form 10-Q/A for the quarter ended March
                  31, 1999).

+4.8 -- Warrant agreement dated as of May 6, 1999 between the Company and the Warrant holders named therein (Incorporated by reference from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999).

+4.9              -- Form of Warrant for the purchase of the Common Stock
                  (Incorporated by reference from the Common Stock Subscription
                  Agreement from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999).

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

+10.12 -- Severance Agreement dated as of December 17, 1999 by and between Edge Petroleum Corporation and James D. Calaway.
                  (Incorporated by reference from exhibit 10.13 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1999).

+10.13            -- Form of Employee Restricted Stock Award Agreement under the
                  Incentive Plan of Edge Petroleum Corporation (Incorporated by
                  Reference from exhibit 10.15 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1999).

+10.14 -- Form of Employee Restricted Stock Award Agreement between the Company and James D. Calaway under the Incentive Plan of
                  Edge Petroleum Corporation (Incorporated by Reference from exhibit 10.18 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1999).

+10.15 -- Letter agreement dated November 9, 1999 for the purchase and sale of working interests in oil and natural gas properties between the Company and James C. Calaway.
                  (Incorporated by reference from exhibit 10.16 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1999).

27.1              -- Financial Data Schedule.


* Filed herewith.
+ Incorporated by reference as indicated.

(B)      Reports on Form 8-K


      The Company filed with the Securities and Exchange Commission during the quarter ended September 30, 2000, a Current Report on Form 8-K dated July 3, 2000, which reported the status of litigation to which the Company is one of three plaintiffs.

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