Form 10-K
period 2000-12-31
EDGE PETROLEUM CORP
filed 2001-04-02
CIK 1021010

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                              Yes  /X/    No  / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 19, 2001, was $64.8 million (based on a value of $7.44 per share, the closing price of the Common Stock as quoted by NASDAQ National Market on such date). 9,252,139 shares of Common Stock, par value $.01 per share, were outstanding on March 19, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive proxy statement for the registrant's 2001 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference into Part III of this report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                               --------
                                        PART I

ITEMS 1 AND 2.   BUSINESS AND PROPERTIES.....................................      1

ITEM 3.          LEGAL PROCEEDINGS...........................................     27

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     28

                                        PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS.........................................     30

ITEM 6.          SELECTED FINANCIAL DATA.....................................     31

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS...................................     33

ITEM 7A.         QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET
                 RISK........................................................     44

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     44

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURES...................................     44

                                       PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     45

ITEM 11.         EXECUTIVE COMPENSATION......................................     45

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT..................................................     45

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     45

                                        PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K.........................................................     46

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

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

OVERVIEW

    Edge Petroleum Corporation is an independent energy company engaged in the exploration, development and production of oil and natural gas. Edge conducts its operations primarily along the onshore Gulf Coast with its primary emphasis in South Texas and Louisiana where it currently controls interests in excess of 90,000 gross acres under lease and option. The Company explores for oil and natural gas by emphasizing an integrated application of highly advanced data visualization techniques and computerized 3-D seismic data analysis to identify potential hydrocarbon accumulations. The Company believes its approach to processing and analyzing geophysical data differentiates it from other independent exploration and production companies and is more effective than conventional 3-D seismic data interpretation methods. The Company also believes that it maintains one of the larger databases of onshore Gulf Coast 3-D seismic data of any independent oil and natural gas company, and is continuously looking for ways to acquire additional data within this core region.

    The Company's extensive technical expertise has enabled it to internally generate substantially all of its oil and gas prospects drilled to date and to assemble a portfolio of drilling prospects. The Company pursues drilling opportunities that include a blend of shallower, normally pressured reservoirs that generally involve moderate costs and risks as well as deeper, high-pressure reservoirs that generally involve greater costs and risks, but have higher economic potential. The Company mitigates its exposure to exploration costs and risk by conducting its operations with industry partners, including major oil companies and large independents, that generally pay a disproportionately greater share of the costs than the Company. In addition to its in-house prospect generation efforts, the Company pursues outside generated opportunities as well as selected acquisitions within its core operating areas to increase the opportunities for growth and set the stage for growth into new core areas.

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

    Second, the collapse of commodity prices in late 1998 and early 1999 resulted in a reduction of capital budgets for 1999 by most industry participants. Exploration budgets were typically hit the hardest in this downturn. The Company is dependent on finding partners for its exploratory activity and the industry wide pull back from exploratory activity plus the Company's own reduced cash flow early in 1999 from falling commodity prices caused a reduction in the number of wells drilled relative to the Company's original budget and previous years.

    Although drilling activity was curtailed in 1999, the Company continued to invest in prospect development resulting in a portfolio of prospects, in various stages of development, ready for drilling in 2000 and 2001. Late in the second quarter of 2000, the Company actively initiated its 2000 drilling program and drilled a total of 26 gross (10.486 net) wells. The Company's estimate of proved oil and natural gas reserves, as of December 31, 2000, was
25.4 Bcf of natural gas and 720 MBbls of oil or about 29.7 Bcfe. This represents a 19% increase over year-end 1999 proved reserves, and a 190% replacement ratio of 2000 production of 6.2 Bcfe. Production and reserves in 2000 were negatively impacted by the sale of about .8 Bcfe total of proved reserves in two separate transactions during the year. The Company's average daily production for 2000 was 17.1 MMcfe per day as compared to 18.6 MMcfe per day in 1999. At
December 31, 2000, the Company's average production was 20.6 MMcfe per day. At December 31, 2000, Edge's estimated future net revenue to be generated from proved reserves before income taxes and discounted to present value at 10% per annum was $172 million, based on pricing at year-end of $26.80 per barrel of oil and $10.54 per Mcf of gas. Gas prices were at historically high levels at December 31, 2000 and are not necessarily reflective of expected future prices. Our future net revenue discounted at 10% using a $5.00 per Mcf gas price rather than $10.54 was approximately $84 million. See Item 1--"Oil and Natural Gas Reserves."

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

    The Company's technological success is dependent in part upon hiring and retaining highly skilled technical personnel. The Company has assembled a technical team that it believes has the capacity to adapt to the rapidly changing technological demands in the field of oil and natural gas exploration. This team currently consists of five geoscientists with an average of 18 years industry experience, most of which have had extensive experience with major oil companies. The Company provides its technical team with a sophisticated work environment. With its technical capabilities and personnel, the Company believes that it will be able to analyze large quantities of data without a commensurate increase in the number of employees. Additionally, the expertise of the Company's team of geoscientists reduces its dependence on outside technical consultants and enables the Company to internally generate substantially all of its prospects and quickly evaluate outside generated prospects.

EXPLORATION AND OPERATING APPROACH

    The Company's exploration philosophy is to identify large play areas, primarily for natural gas reserve potential, where its advanced geophysical tools and techniques can be profitably brought to bear. The Company typically seeks to explore in areas with (i) numerous accumulations of normally pressured reserves at shallow depths and in geologic traps that are difficult to define without the use of advanced data visualization and interpretation and (ii) the potential for large accumulations of deeper, over-pressured reserves. The Company typically sells a portion of its interest in the deep, over-pressured prospects in order to mitigate its exploration risk and fund the anticipated capital requirements for the interests it retains in such prospects, while retaining all or the majority of its interest in the prospects with normally-pressured reservoirs. As the Company has grown and our financial resources have increased, we have retained larger interests in our prospects.

    The Company emphasizes preplanning in play development to lower capital and operational costs and to efficiently integrate potential well locations into the existing and planned infrastructure, including gathering systems and other surface facilities. In constructing surface facilities, the Company seeks to use reliable, high quality, used equipment in place of new equipment to achieve cost savings. The Company also seeks to minimize cycle time from drilling to hook-up of wells, thereby accelerating cash flow and improving ultimate project economics.

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

    Under the participation agreements for most of its projects, the Company is generally responsible for determining the area to explore; managing the land permitting and optioning process; determining seismic survey design; overseeing data acquisition and processing; preparing, integrating and interpreting the data; identifying the drill site; and in selected instances, managing drilling and production operations. The Company is therefore responsible for exercising control over what it believes are the critical functions in the exploration process. The Company seeks to obtain lease operator status and control over field operations, including decisions regarding drilling and completion methods and accounting and reporting functions, only when its expertise and planning capabilities indicate that meaningful value can be added through its performance of these functions. Typically, in cases when the Company does not have field operator status, the Company is primarily responsible for identifying prospects for the operator and, when necessary, asserts its rights under its joint operating agreements to ensure drilling of such prospects. The Company began field operations of wells in 1995 and operates approximately 37% of its current production.

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

OIL AND NATURAL GAS RESERVES

    The following table sets forth estimated net proved oil and natural gas reserves of the Company and the present value of estimated future pretax net cash flows related to such reserves as of December 31, 2000. The Company engaged Ryder Scott Company ("Ryder Scott") to estimate the Company's net proved reserves, projected future production, estimated future net revenue attributable to its proved reserves, and the present value of such estimated future net revenue as of December 31, 2000. Ryder Scott's estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data provided by the Company. In estimating the reserve quantities that are economically recoverable, Ryder Scott used year end oil and natural gas prices in effect at December 31, 2000 and estimated development and production costs that were in effect during December 2000 without giving effect to hedging activities. In accordance with requirements of the Securities and Exchange Commission (the "Commission") regulations, no price or cost escalation or de-escalation was considered by Ryder Scott. For further information concerning Ryder Scott's estimate of proved reserves of the Company at December 31, 2000, see the reserve report included as an exhibit to this Annual Report on Form 10-K (the "Ryder Scott Report"). The present value of estimated future net revenues before income taxes was prepared using constant prices as of the calculation date, discounted at 10% per annum on a pretax basis, and is not intended to represent the current market value of the estimated oil and natural gas reserves owned by the Company. For further information concerning the present value of future net revenue from these proved reserves, see Note 13 of Notes to the Consolidated Financial Statements. See ITEMS 1 AND 2.--BUSINESS AND PROPERTIES--"FORWARD LOOKING INFORMATION AND RISK FACTORS--The oil and natural gas reserve data included in or incorporated by reference in this document are only estimates and may prove to be inaccurate."

                                                                    PROVED RESERVES
                                                     DEVELOPED(1)   UNDEVELOPED(2)       TOTAL
                                                     ------------   ---------------   ------------
Oil and condensate (MBls)(3).......................           675              45              720
Natural gas (MMcf).................................        21,965           3,395           25,360
  Total MMcfe......................................        26,015           3,666           29,681

Estimated future net revenue before income taxes...  $218,126,777     $30,998,853     $249,125,630
Present value of estimated future net revenue
  before income taxes (discounted 10% annum)(4)....  $150,271,550     $22,170,987     $172,442,537

- ------------------------

(1) Proved developed reserves are proved reserves which are expected to be recovered from existing wells with existing equipment and operating methods.

(2) Proved undeveloped reserves are proved reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

(3) Includes plant products.

(4) Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using year end oil and natural gas prices in effect at December 31, 2000, which were $10.54 per Mcf of natural gas and $26.80 per Bbl of oil.

    There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth herein represents estimates only. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates, and such revisions may be material. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Furthermore, the estimated future net revenue from proved reserves and the present value thereof are based upon certain assumptions, including future prices, production levels and costs that may not prove correct.

    No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the Commission.

    In accordance with Commission regulations, the Ryder Scott Report used year end oil and natural gas prices in effect at December 31, 2000. The prices used in calculating the estimated future net revenue attributable to proved reserves do not necessarily reflect market prices for oil and natural gas production subsequent to December 31, 2000. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will actually be realized for such production or that existing contracts will be honored or judicially enforced. In particular, natural gas prices at December 31, 2000 were at or near their all-time highs. Natural gas prices have experienced significant volatility and since that time prices for natural gas have fallen substantially. As of March 19, 2001, the average price of natural gas that the Company receives for its production had fallen to approximately $5.00 per Mcf. Decreases in the assumed commodity prices result in decreases in estimated future net revenue as well as in estimated reserves.

VOLUMES, PRICES AND OIL AND NATURAL GAS OPERATING EXPENSE

    The following table sets forth certain information regarding production volumes, average sales prices and average oil and natural gas operating expense associated with the Company's sales of oil and natural gas for the periods indicated.

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        2000       1999       1998
                                                      --------   --------   --------
PRODUCTION:
  Oil and condensate (MBbls)........................       97        112        126
  Natural gas liquids (MBbls).......................       77         75         16
  Natural gas (MMcf)................................    5,206      5,676      6,284
  Natural gas equivalent (MMcfe)....................    6,249      6,799      7,135

AVERAGE SALES PRICE:
  Oil and condensate ($ per Bbl)(1).................   $26.16     $16.15     $11.96
  Natural gas liquids ($ per Bbl)...................    16.37      12.16      14.94
  Natural gas ($ per Mcf)(1)........................     3.84       2.07       2.18
  Natural gas equivalent ($ per Mcfe)(1)............     3.80       2.13       2.17

AVERAGE OIL AND NATURAL GAS OPERATING EXPENSES
  INCLUDING PRODUCTION AND AD VALOREM TAXES ($ PER
  MCFE)(2)..........................................   $ 0.63     $ 0.45     $ 0.47

- ------------------------

(1) Includes the effect of hedging activity.

(2) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), workover costs and the administrative costs of production offices, insurance and production and ad valorem taxes.

RESERVE REPLACEMENT

    From January 1, 1997 to December 31, 2000, the Company incurred total acquisition, exploration and development costs of approximately $87.0 million and generated proceeds of approximately $14.6 million from the sale of undeveloped prospects. Total acquisition, exploration, and development activities from January 1, 1997 to December 31, 2000, resulted in the addition of approximately 40.1 Bcfe, net to the Company's interest, of proved reserves at an average reserve replacement cost of $1.81 per Mcfe (net cost incurred divided by net reserve additions). Reserve replacement costs reflect the proceeds from the sales of undeveloped prospects recorded as a reduction to the full-cost pool.

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

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Acquisition Cost:
  Unproved projects and prospects................  $ 4,220    $ 7,692    $20,853
Exploration costs................................    2,707      3,335     10,236
Development costs................................    3,766      3,455      3,250
                                                   -------    -------    -------
  Total costs incurred...........................   10,693     14,482     34,339
Less proceeds from sales of prospects............    1,811      3,471      6,952
                                                   -------    -------    -------
  Net costs incurred.............................  $ 8,882    $11,011    $27,387
                                                   =======    =======    =======

    Net costs incurred excludes sales of proved oil and natural gas properties which are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

DRILLING ACTIVITY

    The following table sets forth the drilling activity of the Company for the three years ended December 31, 2000. In the table, "gross" refers to the total wells in which the Company has a working interest and "net" refers to gross wells multiplied by the Company's working interest therein.

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------
                                              2000                  1999                  1998
                                       -------------------   -------------------   -------------------
                                        GROSS       NET       GROSS       NET       GROSS       NET
                                       --------   --------   --------   --------   --------   --------
EXPLORATORY:
  Productive.........................     19        7.90         9        3.78        43       19.34
  Non-productive.....................      2        1.43         4        0.67        23       10.27
                                          --       -----        --        ----        --       -----
    Total............................     21        9.33        13        4.45        66       29.61
                                          --       -----        --        ----        --       -----

DEVELOPMENT:
  Productive.........................      5        1.16         5        1.56        12        3.53
  Non-productive.....................     --          --         1        0.30         5        2.89
                                          --       -----        --        ----        --       -----
    Total............................      5        1.16         6        1.86        17        6.42
                                          --       -----        --        ----        --       -----
GRAND TOTAL..........................     26       10.49        19        6.31        83       36.03
                                          ==       =====        ==        ====        ==       =====

PRODUCTIVE WELLS

    The following table sets forth the number of productive oil and natural gas wells in which the Company owned an interest as of December 31, 2000.

                                            COMPANY
                                           OPERATED            NON-OPERATED            TOTAL(1)
                                      -------------------   -------------------   -------------------
                                       GROSS       NET       GROSS       NET       GROSS       NET
                                      --------   --------   --------   --------   --------   --------
Oil.................................     13        7.42        21        5.33        34       12.75
Natural gas.........................     50       32.80        72       15.36       122       48.16
                                         --       -----        --       -----       ---       -----
  Total.............................     63       40.22        93       20.69       156       60.91
                                         ==       =====        ==       =====       ===       =====

- ------------------------

(1) Includes 42 gross wells shut in (17.62 net).

ACREAGE DATA

    The following table sets forth certain information regarding the Company's developed and undeveloped lease acreage as of December 31, 2000. Developed acres refer to acreage within producing units and undeveloped acres refer to acreage that has not been placed in producing units.

                                                         UNDEVELOPED
                                 DEVELOPED ACRES            ACRES                 TOTAL
                               -------------------   -------------------   -------------------
                                GROSS       NET       GROSS       NET       GROSS       NET
                               --------   --------   --------   --------   --------   --------
Texas........................   58,565     21,417     20,222     3,985      78,787     25,402
Louisiana....................    2,117        458      6,087     2,659       8,204      3,117
Mississippi..................    2,660         87        184        36       2,844        123
Alabama......................    1,116         92         40         1       1,156         93
                                ------     ------     ------     -----      ------     ------
  Total......................   64,458     22,054     26,533     6,681      90,991     28,735
                                ======     ======     ======     =====      ======     ======

    Leases covering approximately 10,709 gross (3,969 net), 2,530 gross (651 net) and 2,647 gross (645 net) undeveloped acres are scheduled to expire in 2001, 2002 and 2003, respectively. In general, the Company's leases will continue past their primary terms if oil and natural gas production in commercial quantities is being produced from a well on such lease.

    The table does not include 43,798 gross (21,819 net) acres that the Company has a right to acquire pursuant to various seismic option agreements at December 31, 2000. Under the terms of its option agreements, the Company typically has the right for one year, subject to extensions, to exercise its option to lease the acreage at predetermined terms.

CORE AREAS OF OPERATION

    Set forth below are descriptions of the Company's core areas of focus where it is actively exploring for potential oil and natural gas reserves and in many cases currently has oil and natural gas production. The Company's operations are focused on the primary natural gas trends of South Texas and South Central Louisiana. The Company has seismic and production data and operations in over 20 specific project areas within these large natural gas plays. The descriptions below highlight the areas of particular focus for the Company in 2001 and beyond. The seismic data the Company is using to analyze its project areas range from regional non-proprietary group shoots to single field proprietary surveys. The Company has typically participated in these project areas with industry partners under agreements that generally provide for the industry partners to bear a greater share of the up-front costs associated with obtaining option arrangements with landowners, seismic data acquisition and related data interpretation. The working interest and net revenue interest shown for the project areas are the average for acreage under lease and option by the Company in that project area.

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

TEXAS

SOUTH TEXAS FRIO-VICKSBURG TREND

    The Company's activity in this trend covers approximately 600 square miles and spans parts of Brooks, Starr, and Hidalgo Counties in South Texas. The Company's average working interests range from 100% in the Santellana area to 22.5% in the Encinitas area. There were three wells drilled in this trend in 2000. At year-end 2000, Edge's net production from this area was approximately 6 MMcfe per day. The focus for this area will be deeper drilling in the Vicksburg formation. Two wells are currently planned for this area in 2001.

SOUTH TEXAS FRIO-WILCOX-QUEEN CITY TREND

    The Company's activity in this trend covers approximately 800 square miles in Duval, Webb, Live Oak, Bee and Goliad Counties. The Company's average working interests range from 0% to 100%. In some areas in this trend the Company has historically sold prospects, retaining only a back-in working interest after payout. There were 22 wells drilled in this trend during 2000. At year-end 2000, Edge's net production from this area was approximately 12.5 MMcfe per day. Edge currently plans to drill approximately 16 to 20 wells in this area during 2001, consisting of a combination of typical shallower Frio and Vicksburg wells plus select deeper Wilcox wells.

LOUISIANA

    During 1997, Edge began to reestablish activity in Louisiana where the Company had been historically active and has had prior exploratory successes. Early in its history, the Company developed and sold a number of South Louisiana exploration prospects including a prospect that became the Maurice Field, a field that has produced in excess of 100 Bcfe since its discovery in 1987. Edge currently has a 2.68% working interest in one producing well in this field. During 2000 Edge participated in the drilling of one well in South Louisiana. At year end, Edge's net production from this area was about 2 MMcfe per day.

SOUTH LOUISIANA MARGTEX, BOLMEX TREND

    The Company's operations are focused in a prolific, 650 square mile area that covers a major natural gas producing region in Acadia, Lafayette, St. Landry and Vermillion Parishes. Edge's working interests in this area range between 22.5% to 100%. The exploration focus in this area is primarily deeper, geo-pressured gas accumulations ranging from 12,000 feet to 20,000 feet. Currently, the Company plans to drill four to six wells in this area during 2001.

INVESTMENT IN FRONTERA RESOURCES CORPORATION

    In August 1997, the Company acquired 15,171 shares of Series D Preferred Stock of Frontera Resources Corporation ("Frontera") that were convertible into Frontera common stock. The Company paid $3.6 million for these shares. Pursuant to a rights offering conducted by Frontera in November 1998, the Company agreed to purchase 44,027 shares of Frontera common stock (the "Frontera Common Stock") plus such additional shares, if necessary, to maintain its then current 8.73% interest of the partially diluted outstanding Frontera Common Stock (assuming conversion of all preferred stock). As a result, the Company paid Frontera $116,671 in December 1998 for 44,027 shares of Frontera Common Stock, $5,626 in January 1999 for 2,123 shares of Frontera Common Stock and $116,672 in
April 1999 for 44,027 shares of Frontera Common Stock to bring its total investment in Frontera to $3,867,233 at December 31, 1999. In June 2000, the Company sold all of its investment in Frontera for proceeds of $3.6 million and paid related fees of $87,500, resulting in a loss of $354,733, or $0.04 per basic share.

MARKETING

    The Company's production is marketed to third parties consistent with industry practices. Typically, oil is sold at the well-head at field-posted prices and natural gas is sold under contract at a negotiated price based upon factors normally considered in the industry, such as distance from the well to the transportation pipeline, well pressure, estimated reserves, quality of natural gas and prevailing supply/ demand conditions.

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

    Despite the measures taken by the Company to attempt to control price risk, the Company remains subject to price fluctuations for natural gas sold in the spot market due primarily to seasonality of demand and other factors beyond the Company's control. Domestic oil prices generally follow worldwide oil prices, which are subject to price fluctuations resulting from changes in world supply and demand. The Company continues to evaluate the potential for reducing these risks by entering into, and expects to enter into, additional hedge transactions in future years. In addition, the Company may also close out any portion of hedges that may exist from time to time as determined to be appropriate by management. During the three years ended December 31, 2000, the Company had in place several natural gas commodity collars with financial institutions covering 5,000 - 13,000 MMbtus per day, or approximately 30% - 76% of the Company's average daily natural gas production. Prices received float between a floor and cap price per MMbtu, (delivered price basis, Houston Ship Channel), with settlement for each calendar month occurring five business days following the publishing of the Inside F.E.R.C. Gas Marketing Report. Included within natural gas revenue for the years ended December 31, 2000, 1999 and 1998 was approximately $(1.5) million, $(1.1) million, and $482,000 respectively, representing net (losses) and net gains from hedging activity. During December 1999, the Company entered into a crude oil fixed price swap for 2000. As a result, included in oil and condensate revenue for the year ended December 31, 2000 was approximately $(223,450) representing net losses from that hedging activity. In December 2000, the Company entered into a natural gas collar. The natural gas collar covers 4,000 MMbtus per day for the period January 1, 2001 to December 31, 2001 at a $4.50 floor and a $6.70 ceiling. At December 31, 2000 and 1999, the fair value, net gain (loss), of outstanding hedges was approximately $(1.1) million and $15,000, respectively. On
January 3, 2001 the Company closed out the hedge for the period February 1, 2001 to December 31, 2001 at a cost of $547,760.

    As of March 28, 2001, the Company has no hedges in place. Edge believes that hedges should be used as a financial tool to protect against the effects of a leveraged capital structure, ensure project rates of return from acquisitions and to help management budget and plan. Recommendations with respect to hedging opportunities are made by both the financial and marketing departments to Edge's management committee and Chief Executive Officer for approval. The administration of hedges, if any, is handled jointly by the finance and marketing departments of the Company.

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

    The Company's natural gas sales are affected by intrastate and interstate gas transportation regulation. Beginning in 1985, the FERC adopted regulatory changes that have significantly altered the transportation and marketing of natural gas. These changes were intended by the FERC to foster competition by, among other things, transforming the role of interstate pipeline companies from wholesale marketers of gas to the primary role of gas transporters. Through similar orders affecting intrastate pipelines that provide similar interstate services, the FERC expanded the impact of open access regulations to intrastate commerce.

    Beginning in April 1992, the Federal Energy Regulatory Commission issued Order No. 636 and a series of related orders, which required interstate pipelines to provide open-access transportation on a not unduly discriminatory basis for all natural gas shippers. All gas marketing by the pipelines was required to be divested to a marketing affiliate, which operates separately from the transporter and in direct competition with other gas merchants. Although Order No. 636 does not directly regulate the Company's production and marketing activities, it does affect how buyers and sellers gain access to the necessary transportation facilities and how natural gas is sold in the marketplace.

    The courts have largely affirmed the significant features of Order No. 636 and the numerous related orders pertaining to individual pipelines. However, some appeals remain pending and the Federal Energy Regulatory Commission continues to review and modify its regulations regarding the transportation of natural gas. For example, the Federal Energy Regulatory Commission issued Order No. 637 which:

    - Lifts the cost-based cap on pipeline transportation rates in the capacity release market until September 30, 2002, for short-term releases of pipeline capacity of less than one year,

    - Permits pipelines to file for authority to charge different maximum cost-based rates for peak and off-peak periods,

    - Encourages, but does not mandate, auctions for pipeline capacity,

    - Requires pipelines to implement imbalance management services,

    - Restricts the ability of pipelines to impose penalties for imbalances, overruns and non-compliance with operational flow orders, and

    - Implements a number of new pipeline reporting requirements.

    Order No. 637 also requires the Federal Energy Regulatory Commission Staff to analyze whether the Federal Energy Regulatory Commission should implement additional fundamental policy changes. These include whether to pursue performance-based or other non-cost based ratemaking techniques and whether the Federal Energy Regulatory Commission should mandate greater standardization in terms and conditions of service across the interstate pipeline grid.

    In April 1999, the Federal Energy Regulatory Commission issued Order
No. 603, which implemented new regulations governing the procedure for obtaining authorization to construct new pipeline facilities. In September 1999, the Federal Energy Regulatory Commission issued a related policy statement establishing a presumption in favor of requiring owners of new pipeline facilities to charge rates for service on new pipeline facilities based solely on the costs associated with such new pipeline facilities. It remains to be seen what effect the FERC's other activities will have on access to markets, the fostering of competition and the cost of doing business.

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

    OIL PRICE CONTROLS AND TRANSPORTATION RATES. Sales of crude oil, condensate and gas liquids by the Company are not currently regulated and are made at market prices. The price the Company receives from the sale of these products may be affected by the cost of transporting the products to market. Much of the transportation is through interstate common carrier pipelines. Effective as of January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. These regulations have generally been approved on judicial review. Every five years the FERC must examine the relationship between the annual change in the applicable index and the actual cost changes experienced in the oil pipeline industry. The first such review was completed last year, and on December 14, 2000, FERC reaffirmed the current index. The FERC's regulation of oil transportation rates may tend to increase the cost of transporting oil and natural gas liquids by interstate pipeline, although the annual adjustments may result in decreased rates in a given year. The Company is not able at this time to predict the effects of these regulations, if any, on the transportation costs associated with oil production from the Company's oil producing operations.

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

    In accordance with customary industry practice, the Company maintains insurance against some, but not all, of the risks described above. The Company's insurance does not cover business interruption or protect against loss of revenue. There can be no assurance that any insurance obtained by the Company will be adequate to cover any losses or liabilities. The Company cannot predict the continued availability of insurance or the availability of insurance at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect the Company's financial condition and operations.

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

EMPLOYEES

    At December 31, 2000, the Company had 30 full-time employees, primarily professionals, including three geologists/geophysicists, one geo-technician, two landmen and three engineers. The Company believes that its relationships with its employees are good. None of the Company's employees are covered by a collective bargaining agreement. From time to time, the Company utilizes the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well site surveillance, permitting and environmental assessment. Field and on-site production operation services, such as pumping, maintenance, dispatching, inspection and testing are generally provided by independent contractors.

OFFICE AND EQUIPMENT

    The Company maintains its executive offices at Texaco Heritage Plaza, 1111 Bagby, Suite 2100, Houston, Texas. During 1997 the Company entered into a lease, expiring February 3, 2003, for these offices covering 28,206 square feet of office space.

FORWARD LOOKING INFORMATION AND RISK FACTORS

    Certain of the statements contained in all parts of this document (including the portion, if any, to which this Form 10-K is attached), including, but not limited to, those relating to the Company's drilling plans, its 3-D project portfolio, future G&A on a per unit of production basis, increases in wells operated, future growth, future exploration, future seismic data (including timing and results), expansion of operation, generation of additional prospects, review of outside generated prospects and acquisitions, additional reserves and reserve increases, enhancement of visualization and interpretation strengths, expansion and improvement of capabilities, new credit facilities, attraction of new members to the exploration team, new prospects and drilling locations, future capital expenditures (or funding thereof), sufficiency of future working capital, borrowings and capital resources and liquidity, projected cash flows from operations, expectation or timing of reaching payout, outcome, effects or timing of any legal proceedings, drilling plans, including scheduled and budgeted wells, the number, timing or results of any wells, the plans for timing, interpretation and results of new or existing seismic surveys or seismic data, future production or reserves, future acquisition of leases, lease options or other land rights and any other statements regarding future operations, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts are forward looking statements. These forward-looking statements reflect the Company's current view of future events and financial performance. When used in this document, the words "budgeted," "anticipate," "estimate," "expect," "may," "project," "believe," "potential" and similar expressions are intended to be among the statements that identify forward looking statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future events, or otherwise. Such statements involve risks and uncertainties, including, but not limited to, the numerous risks and substantial and uncertain costs associated with exploratory drilling, the volatility of oil and natural gas prices and the effects of relatively low prices for the Company's products, conducting successful exploration and development in order to maintain reserves and revenue in the future, operating risks of oil and natural gas operations, the Company's dependence on key personnel, the Company's ability to utilize changing technology and the risk of technological obsolescence, the significant capital requirements of the Company's exploration and development and technology development programs, governmental regulation and liability for environmental matters, results of litigation, management of growth and the related demands on the Company's resources and the ability to achieve future growth, competition from larger oil and natural gas companies, the potential inaccuracy of estimates of oil and natural gas reserve data, property acquisition risks, and other factors detailed in this document and the Company's other filings with the Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

EXPLORATORY DRILLING IS A SPECULATIVE ACTIVITY AND INVOLVES NUMEROUS RISKS AND SUBSTANTIAL AND UNCERTAIN COSTS

    The success of the Company will be materially dependent upon the success of its future exploratory drilling program. Exploratory drilling involves numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond the Company's control, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs or crews and the delivery of equipment. Although the Company believes that its use of 3-D seismic data and other advanced technology should increase the probability of success of its exploratory wells and should reduce average finding costs through elimination of prospects that might otherwise be drilled solely on the basis of 2-D seismic data and other traditional methods, exploratory drilling remains a speculative activity. Even when fully utilized and properly interpreted, 3-D seismic data and visualization techniques only assist geoscientists in identifying subsurface structures and do not allow the interpreter to know if hydrocarbons will in fact be present in such structures if they are drilled. In addition, the use of 3-D seismic data and such technologies requires greater pre-drilling expenditures than traditional drilling strategies and the Company could incur losses as a result of such expenditures. The Company's future drilling activities may not be successful and, if unsuccessful, such failure will have an adverse effect on the Company's future results of operations and financial condition. There can be no assurance that the Company's overall drilling success rate or its drilling success rate for activity within a particular project area will not decline. Although the Company may discuss drilling prospects that it has identified or budgeted for, the Company may ultimately not lease or drill these prospects within the expected time frame, or at all. The Company may identify prospects through a number of methods, some of which do not include interpretation of 3-D or other seismic data. The drilling and results for these prospects may be particularly uncertain. The Company may not be able to lease or drill a particular prospect because, in some cases, it identifies a prospect or drilling location before seeking an option or lease rights in the prospect or location. Similarly, the Company's drilling schedule may vary from its capital budget. See
ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--General Overview" and ITEMS 1 AND 2.--"BUSINESS AND PROPERTIES--CORE AREAS OF OPERATION."

OIL AND NATURAL GAS PRICES ARE HIGHLY VOLATILE IN GENERAL AND LOW PRICES NEGATIVELY AFFECT THE COMPANY'S FINANCIAL RESULTS

    The Company's revenue, profitability, cash flow, future growth and ability to borrow funds or obtain additional capital, as well as the carrying value of its properties, are substantially dependent upon prevailing prices of oil and natural gas. The Company's reserves are predominantly natural gas; therefore changes in natural gas prices may have a particularly large impact on its financial results. Lower oil and natural gas prices also may reduce the amount of oil and natural gas that the Company can produce economically. Historically, the markets for oil and natural gas have been volatile, and such markets are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions, the foreign supply of oil and natural gas, the price of foreign imports and overall economic conditions.

It is impossible to predict future oil and natural gas price movements with certainty. Declines in oil and natural gas prices may materially adversely affect the Company's financial condition, liquidity, and ability to finance planned capital expenditures and results of operations. See ITEM 7.-- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--General Overview" and ITEMS 1 AND 2.--"BUSINESS AND PROPERTIES--OIL AND NATURAL GAS RESERVES" AND "--MARKETING."

    The Company reviews on a quarterly basis the carrying value of its oil and natural gas properties under the applicable rules of the Commission. Under these rules, the carrying value of proved oil and natural gas properties may not exceed the present value of estimated future net revenue from proved reserves, discounted at 10%. Application of this "ceiling" test generally requires pricing future revenue at the unescalated prices in effect as of the end of each fiscal quarter and requires a write down for accounting purposes if the ceiling is exceeded, even if prices declined for only a short period of time. The Company has in the past and may in the future be required to write down the carrying value of its oil and natural gas properties when oil and natural gas prices are depressed or unusually volatile. Whether the Company will be required to take such a charge will depend on the prices for oil and natural gas at the end of any quarter and the effect of reserve additions or revisions and capital expenditures during such quarter. If a write down is required, it would result in a charge to earnings and would not impact cash flow from operating activities.

    In order to reduce its exposure to short-term fluctuations in the price of oil and natural gas, the Company periodically enters into hedging arrangements. The Company's hedging arrangements apply to only a portion of its production and provide only partial price protection against declines in oil and natural gas prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden, unexpected event materially impacts oil or natural gas prices. In addition, the Company's hedging arrangements limit the benefit to the Company of increases in the price of oil and natural gas. See ITEM 7.-- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--General Overview" and ITEMS 1 AND 2.--"BUSINESS AND PROPERTIES-- MARKETING."

MAINTAINING RESERVES AND REVENUE IN THE FUTURE DEPENDS ON SUCCESSFUL EXPLORATION AND DEVELOPMENT

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

    The Company is not the operator of some of its wells. As a result, its operating risks for those wells and its ability to influence the operations for these wells is less subject to its control. Operators of these wells may act in ways that are not in the best interests of the Company. See ITEMS 1 AND 2.-- "BUSINESS AND PROPERTIES--OPERATING HAZARDS AND INSURANCE."

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

GOVERNMENT REGULATION AND LIABILITY FOR ENVIRONMENTAL MATTERS MAY ADVERSELY AFFECT THE COMPANY'S BUSINESS AND RESULTS OF OPERATIONS

    Oil and natural gas operations are subject to various federal, state and local government regulations, which may be changed from time to time. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity in order to conserve supplies of oil and natural gas. There are federal, state and local laws and regulations primarily relating to protection of human health and the environment applicable to the development, production, handling, storage, transportation and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations. In addition, the Company may be liable for environmental damages caused by previous owners of property it purchases or leases. As a result, the Company may incur substantial liabilities to third parties or governmental entities. The Company is also subject to changing and extensive tax laws, the effects of which cannot be predicted. The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on the Company. See ITEMS 1 AND 2.--"BUSINESS AND PROPERTIES--INDUSTRY REGULATIONS."

THE COMPANY IS SUBJECT TO SIGNIFICANT LITIGATION

    The Company is subject to litigation described in "ITEM 3.--LEGAL PROCEEDINGS." No assurance can be provided as to the outcome of the matter described therein or the timing of the related proceedings. An adverse outcome in that matter could have a material adverse effect on the Company.

THE COMPANY MAY HAVE DIFFICULTY MANAGING ANY FUTURE GROWTH AND THE RELATED DEMANDS ON ITS RESOURCES AND MAY HAVE DIFFICULTY IN ACHIEVING FUTURE GROWTH

    The Company has experienced growth in the past through the expansion of its drilling program. This expansion was curtailed in 1998 and 1999, but resumed in 2000 and is expected to be increased in 2001. Any future growth may place a significant strain on the Company's financial, technical, operational and administrative resources. The Company's ability to grow will depend upon a number of factors, including its ability to identify and acquire new exploratory sites, its ability to develop existing sites, its ability to continue to retain and attract skilled personnel, the results of its drilling program, hydrocarbon prices and access to capital. There can be no assurance that the Company will be successful in achieving growth or any other aspect of its business strategy.

THE COMPANY FACES STRONG COMPETITION FROM LARGER OIL AND NATURAL GAS COMPANIES

    The Company's competitors include major integrated oil and natural gas companies and numerous independent oil and natural gas companies, individuals and drilling and income programs. Many of its competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than the Company. The Company may not be able to successfully conduct its operations, evaluate and select suitable properties and consummate transactions in this highly competitive environment. Specifically, these larger competitors may be able to pay more for exploratory prospects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company's financial or human resources permit. In addition, such companies may be able to expend greater resources on the existing and changing technologies that the Company believes are and will be increasingly important to attaining success in the industry. SEE ITEMS 1 AND 2.--"BUSINESS AND PROPERTIES-- COMPETITION."

THE OIL AND NATURAL GAS RESERVE DATA INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS DOCUMENT ARE ONLY ESTIMATES AND MAY PROVE TO BE INACCURATE

    There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values. The reserve data in this report represent only estimates which may prove to be inaccurate because of these uncertainties. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and natural gas reserves depend upon a number of variable factors, such as historical production from the area compared with production from other producing areas and assumptions concerning effects of regulations by governmental agencies, future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, some or all of these assumptions may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers but at different times may vary substantially. Accordingly, reserve estimates may be subject to downward or upward adjustment. In particular, natural gas prices have fallen significantly from the December 31, 2000 prices used in determining year end reserves and estimated future net revenue. SEE ITEMS 1 AND 2.--"BUSINESS AND PROPERTIES--OIL AND NATURAL GAS RESERVES." Actual production, revenue and expenditures with respect to the Company's reserves will likely vary from estimates, and such variances may be material. The information regarding discounted future net cash flows included in this report should not be considered as the current market value of the estimated oil and natural gas reserves attributable to the Company's properties. As required by the Commission, the estimated discounted future net cash flows from proved reserves are based on prices and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as the amount and timing of actual production, supply and demand for oil and natural gas, increases or decreases in consumption, and changes in governmental regulations or taxation. In addition, the 10% discount factor, which is required by the Commission to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and natural gas industry in general. See ITEMS 1 AND 2.--"BUSINESS AND PROPERTIES--Oil and Natural Gas Reserves."

THE COMPANY'S CREDIT FACILITY HAS SUBSTANTIAL OPERATING RESTRICTIONS AND FINANCIAL COVENANTS AND IT MAY HAVE DIFFICULTY OBTAINING ADDITIONAL CREDIT

    Until recently, the limited availability of additional credit under the terms of the Company's revolving credit facility reduced the Company's flexibility to changing business and economic conditions and limited its ability to increase the Company's capital expenditures. The recent increase in commodity prices, the increase in proved reserve amounts and the resultant increase in estimated discounted future net revenue, has allowed the Company to both reduce debt and increase its available borrowing amounts. There can be no assurance that, in the future, commodity prices will not decline, the Company will not increase its borrowings or the borrowing base will not be adjusted downward. The Company's credit facility is secured by a pledge of substantially all of the Company's assets and has covenants that limit additional borrowings, sales of assets and that prohibit the payment of dividends, the incurrence of liens and limit the distributions of cash or properties. The revolving credit facility also requires that specified financial ratios be maintained. The restrictions of the Company's credit facility and the difficulty in obtaining additional debt financing may have adverse consequences on the Company's operations and financial results, including the Company's ability to obtain financing for working capital, capital expenditures, the Company's drilling program, purchases of new technology or other purposes may be impaired or such financing may be on terms unfavorable to the Company; the Company may be required to use a substantial portion of its cash flow to make debt service payments, which will reduce the funds that would otherwise be available for operations and future business opportunities; a substantial decrease in the Company's operating cash flow or an increase in its expenses could make it difficult for it to meet debt service requirements and require it to modify operations; and the Company may become more vulnerable to downturns in its business or the economy generally.

    The Company's ability to obtain and service indebtedness will depend on its future performance, including its ability to manage cash flow and working capital, which are in turn subject to a variety of factors beyond its control. The Company's business may not generate cash flow at or above anticipated levels or it may not be able to borrow funds in amounts sufficient to enable us to service indebtedness, make anticipated capital expenditures or finance its drilling program. If the Company is unable to generate sufficient cash from operations or to borrow sufficient funds in the future to service its debt, the Company may be required to curtail portions of its drilling program, sell assets, reduce capital expenditures, refinance all or a portion of its existing debt or obtain additional financing. The Company may not be able to refinance its debt or obtain additional financing, particularly in view of current industry conditions, the restrictions on its ability to incur debt under its existing debt arrangements, and the fact that substantially all of its assets are currently pledged to secure obligations under its bank credit facility. See Item 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Credit Facility."

THE COMPANY'S ACQUISITION PROGRAM MAY BE UNSUCCESSFUL, PARTICULARLY IN LIGHT OF THE COMPANY'S LIMITED ACQUISITION EXPERIENCE

    The Company generally seeks to explore for oil and natural gas rather than to purchase producing properties. Because the Company has not typically purchased properties, it may not be in as good a position as its more experienced competitors to execute a successful acquisition program. The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other factors. Such assessments, even when performed by experienced companies, are necessarily inexact and their accuracy inherently uncertain. The Company's review of subject properties, which generally includes on-site inspections and the review of reports filed with various regulatory entities, will not reveal all existing or potential problems, deficiencies and capabilities. The Company may not always perform inspections on every well, and may not be able to observe structural and environmental problems even when it undertakes an inspection. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of such problems. There can be no assurances that any acquisition of property interests by the Company will be successful and, if unsuccessful, that such failure will not have an adverse effect on the Company's future results of operations and financial condition.

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

ITEM 3. LEGAL PROCEEDINGS

    From time to time the Company is a party to various legal proceedings arising in the ordinary course of business. While the outcome of lawsuits cannot be predicted with certainty, the Company is not currently a party to any proceeding that it believes, if determined in a manner adverse to the Company, could have a potential material adverse effect on the Company's financial condition, results of operations or cash flows except for the litigation described below. The Company does not believe that the ultimate outcome of this litigation will have a material adverse effect on the Company.

    The Company, as one of three original plaintiffs, has filed a lawsuit against BNP Petroleum Corporation ("BNP"), Seiskin Interests, LTD, Pagenergy Company, LLC and Gap Marketing Company, LLC, as defendants, in the 229th Judicial District Court of Duval County, Texas, for fraud and breach of contract in connection with an agreement whereby BNP was obligated to drill a test well in an area known as the Slick Prospect in Duval County, Texas. The allegations of the Company in this litigation are, in general, that BNP gave the Company inaccurate and incomplete information on which the Company relied in entering into the transaction and in making its decision not to participate in the test well and the prospect, resulting in the loss of the Company's interest in the lease, the test well and four subsequent wells drilled in the prospect. The Company seeks to enforce its interest in the prospect and seeks damages or rescission, as well as costs and attorneys' fees. The case was originally filed in Duval County, Texas on February 25, 2000. The Company filed a LIS PENDENS to protect its interest in the real property at issue.

    In mid-March, 2000, the defendants filed an original answer and certain counterclaims against plaintiffs, seeking unspecified damages for slander of title, tortious interference with business relations and exemplary damages. The case proceeded to trial before the Court (without a jury) on June 19, 2000, after the plaintiffs' were found by the court to have failed to comply with procedural requirements regarding the request for a jury. After several days of trial, the case was recessed and later resumed on September 5, 2000. The court at that time denied the plaintiffs' motion for mistrial based on the court's denial of a jury trial. The court also ordered that the defendants' counterclaims would be the subject of a separate trial that would commence on December 11, 2000. The parties proceeded to try issues related to the plaintiffs' claims on September 5, 2000. All parties rested on the plaintiffs' claims on September 13, 2000. The court took the matter under advisement and has not yet announced a ruling. Defendants filed a second amended answer and counterclaim and certain supplemental responses to a request for disclosure in which they stated that they were seeking damages in the amount of $33.5 million by virtue of an alleged lost sale of the subject properties, $17 million in alleged lost profits from other prospective contracts, and unspecified incidental and consequential damages from the alleged wrongful suspension of funds under their gas sales contract with the gas purchaser on the properties, alleged damage to relationships with trade creditors and financial institutions, including the inability to leverage the Slick Prospect, and attorneys' fees at prevailing hourly rates in Duval County, Texas incurred in defending against plaintiffs' claims and for 40% of any aggregate recovery in prosecuting their counterclaims. In subsequent deposition testimony, the defendants verbally alleged $26 million of damages by virtue of the alleged lost sale of the properties (as opposed to the $33.5 million previously sought), $7.5 million of damages by virtue of loss of a lease development opportunity and $100 million of damages by virtue of the loss of a business opportunity related to BNP's alleged inability to participate in a 3-D seismic project.

    The Company also alleged that BNP, Seiskin Interests, LTD and Pagenergy Company, LLC breached a confidentiality agreement with the plaintiffs by obtaining oil and gas leases within an area restricted by that contract. This breach of contract allegation is the subject of an additional lawsuit by plaintiffs in the 165th District Court in Harris County, Texas. In this separate action, the Company is seeking damages as a result of defendants' actions as well as costs and attorneys' fees.

    During the week of December 11-15, 2000, BNP tried its counterclaims against Edge, and Edge presented its defenses to the counterclaims. BNP presented evidence that its damages were in the amounts of $19.6 million for the alleged lost sale of the properties, $35 million for loss of the lease development opportunity, and $308 million for loss of the opportunity related to participation in the 3-D seismic project. During the course of the trial, Edge presented its motion for summary judgment on the counterclaims based on the doctrine of absolute judicial proceeding privilege. The judge partially granted Edge's motion for summary judgment as it related to the filing of the LIS PENDENS, but denied it with regard to the other allegations of BNP. The judge also granted Edge's plea in abatement relating to the breach of the confidentiality agreement, ruling that the District Court in Harris County has dominant jurisdiction of that issue. At the conclusion of this trial, the court took the matter under advisement. The parties have filed overviews of the evidence, proposed findings of fact and conclusions of law and proposed charges The court has not yet ruled but has requested that the parties file proposed forms of judgment.

    While the Company believes it has presented sufficient legal and factual defenses to all of the defendants' counterclaims, and has vigorously defended itself in this matter, there can be no assurance that the outcome of any portion of this litigation will be favorable to the Company. In the possible event of a material adverse outcome on the counterclaims or related matters, there could be a material adverse effect on the Company. In that event, the Company might well be required to post a bond in the amount of the judgment (or the portion of the counterclaim judgment for which it has liability) in order to prevent the defendants from executing on that judgment. Depending on the amount of such a judgment, there could be no assurance that the Company could obtain such a bond or pay the judgment. In the event of an adverse judgment, the Company would likely appeal such judgment, and the Company is optimistic about its chances for success on appeal, should such be necessary. However, there can be no assurance as to the outcome of this matter.

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

    JOHN W. ELIAS has served as the Chief Executive Officer and Chairman of the Board of the Company since November 1998. Mr. Elias is a member (chairman) of the Nominating Committee of the Board. From April 1993 to September 30, 1998, he served in various senior management positions, including Executive Vice President, of Seagull Energy Corporation, a company engaged in oil and natural gas exploration, development and production and pipeline marketing. Prior to April, 1993 Mr. Elias served in various positions including senior management positions with Amoco Corporation, a major integrated oil and gas company.
Mr. Elias has more than 35 years of experience in the oil and natural gas exploration and production business. He is 60 years old.

    MICHAEL G. LONG has served as Senior Vice President and Chief Financial Officer of the Company since December 1996. Mr. Long served as Vice President-Finance of W&T Offshore, Inc., an oil and natural gas exploration and production company, from July 1995 to December 1996. From May 1994 to
July 1995, he served as Vice President of the Southwest Petroleum Division for Chase Manhattan Bank, N.A. Prior thereto, he served in various capacities with First National Bank of Chicago, most recently that of Vice President and Senior Corporate Banker of the Energy and Transportation Department, from March 1992 to May 1994. Mr. Long received a B.A. in Political Science and a M.S. in Economics from the University of Illinois. Mr. Long is 48 years old.

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

    KIRSTEN A. HINK has served as Controller of the Company since December 31, 2000 and prior to that served as Assistant Controller from June 2000 to December 2000. She served as Controller of Benz Energy Inc., an oil and gas exploration company, from 1998 to June 2000. Prior thereto she served in financial and SEC reporting positions with Western Atlas, Inc. and Apache Corporation. Mrs. Hink received a B.S. in Accounting from Trinity University, San Antonio, Texas. Mrs. Hink is a Certified Public Accountant in the State of Texas.

    ROBERT C. THOMAS has served as Vice President, General Counsel and Corporate Secretary since March 1997. From February 1991 to March 1997, he served in similar capacities for the Company's corporate predecessor. From 1988 to January 1991, he was associate and acting general counsel for Mesa Limited Partnership in Amarillo, Texas. Mr. Thomas holds a B.S. degree in Finance and a J.D. degree in Law from the University of Texas at Austin.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    As of March 19, 2001, the Company estimates there were approximately 2,807 beneficial holders of its Common Stock. The Company's Common Stock is listed on the NASDAQ National Market ("NASDAQ") and traded under the symbol "EPEX". As of March 19, 2001, the Company had 9,252,139 shares outstanding and its closing price on NASDAQ was $7.44 per share. The following table sets forth, for the periods indicated, the high and low closing sales prices for Common Stock of the Company as listed on NASDAQ.

                                                                     COMMON
                                                                      STOCK
                                                              ---------------------
                                                                HIGH         LOW
                                                                 ($)         ($)
                                                              ---------   ---------
CALENDAR 2000
First Quarter...............................................         4        2 1/8
Second Quarter..............................................     3 3/8        1 3/4
Third Quarter...............................................     4 3/8        2 5/8
Fourth Quarter..............................................     9 7/8        3 3/4

CALENDAR 1999
First Quarter...............................................     5 3/4        4 1/8
Second Quarter..............................................     7 1/2        4 5/8
Third Quarter...............................................     7 1/4        5 5/8
Fourth Quarter..............................................     7 1/4        2 1/2

    The Company has never paid a dividend, cash or otherwise and does not intend to in the foreseeable future. The payment of future dividends will be determined by the Company's Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements, restrictions in financing agreements, business conditions and other factors. See ITEMS 1 AND 2.--BUSINESS AND PROPERTIES--"FORWARD LOOKING INFORMATION AND RISK FACTORS--The Company does not intend to pay dividends and its ability to pay dividends is restricted."

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected financial data regarding the Company as of and for each of the periods indicated. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto, which follow:

                                                                 YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------
                                                     2000       1999       1998       1997     1996(4)
                                                   --------   --------   --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATIONAL DATA:
  Oil and natural gas revenue....................  $23,774    $14,486    $ 15,463   $ 13,468   $ 7,719
  Operating expenses:
    Oil and natural gas operating expenses
      including production and ad valorem
      taxes......................................    3,955      3,039       3,376      2,331     1,600
    Depletion, depreciation and amortization.....    7,641      8,512      10,002      2,876     1,613
    Impairment of oil and natural gas
      properties.................................       --         --      10,013         --        --
    General and administrative expenses..........    3,824      4,528       4,583      4,641     2,753
    Deferred compensation expense(1).............    1,004         --          --         --        --
    Unearned compensation expense................       23        350         621        513        --
    Other charge.................................       --      1,688       2,898         --        --
                                                   -------    -------    --------   --------   -------
      Total operating expenses...................   16,447     18,117      31,493     10,361     5,966
                                                   -------    -------    --------   --------   -------

  Operating income (loss)........................    7,327     (3,631)    (16,030)     3,107     1,753
    Interest expense and amortization of deferred
      loan costs.................................     (172)      (130)        (90)      (183)     (859)
    Interest income..............................       98         52         133        901        --
    Gain (loss) on sale of investment............     (355)        --          --         --       233
                                                   -------    -------    --------   --------   -------
  Net income (loss) before income taxes, minority
    interest and cumulative effect of accounting
    change.......................................    6,898     (3,709)    (15,987)     3,825     1,127
    Net income tax (expense) benefit.............       --         --         983         --      (394)
    Minority interest............................       --         --          --         --      (433)
                                                   -------    -------    --------   --------   -------
  Net income (loss) before cumulative effect of
    accounting change............................    6,898     (3,709)    (15,004)     3,825       300
    Cumulative effect of accounting change.......       --         --       1,781         --        --
                                                   -------    -------    --------   --------   -------
  Net income (loss)..............................  $ 6,898    $(3,709)   $(13,223)  $  3,825   $   300
                                                   =======    =======    ========   ========   =======

  Basic income (loss) per share:(2)
    Net income (loss) before cumulative effect of
      accounting change..........................  $  0.75    $ (0.43)   $  (1.93)  $   0.53   $  0.06
    Cumulative effect of accounting change.......       --         --        0.23         --        --
                                                   -------    -------    --------   --------   -------
    Basic earnings (loss) per share..............  $  0.75    $ (0.43)   $  (1.70)  $   0.53   $  0.06
                                                   =======    =======    ========   ========   =======
  Diluted income (loss) per share:(2)
    Net income (loss) before cumulative effect of
      accounting change..........................  $  0.74    $ (0.43)   $  (1.93)  $   0.52   $  0.06
    Cumulative effect of accounting change.......       --         --        0.23         --        --
                                                   -------    -------    --------   --------   -------
    Diluted earnings (loss) per share............  $  0.74    $ (0.43)   $  (1.70)  $   0.52   $  0.06
                                                   =======    =======    ========   ========   =======
  Basic weighted average number
    of shares outstanding(2).....................    9,183      8,680       7,759      7,275     4,701
  Diluted weighted average number of shares
    outstanding(2)...............................    9,330      8,680       7,759      7,320     4,701

                                                                 YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------
                                                     2000       1999       1998       1997     1996(4)
                                                   --------   --------   --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SELECT CASH FLOW DATA:
  EBITDA(3)......................................  $14,711    $ 4,933    $  4,118   $  6,884   $ 3,166
  Capital expenditures...........................   10,718     14,588      34,824     29,874    10,467
  Net cash provided by operating activities......   10,659      5,913      11,983      4,145     2,278
  Net cash used in investing activities..........   (5,395)    (7,259)    (27,989)   (31,177)   (5,651)
  Net cash provided by (used in) financing
    activities...................................   (4,003)     1,651      12,500     29,266     4,716

                                                                 AS OF DECEMBER 31,
                                                ----------------------------------------------------
                                                  2000       1999       1998       1997     1996(4)
                                                --------   --------   --------   --------   --------
                                                                   (IN THOUSANDS)
SELECT BALANCE SHEET DATA:
  Working capital surplus (deficit)...........  $ 2,879    $(4,977)   $ (8,255)  $  7,603   $   690
  Property and equipment, net.................   47,242     45,976      47,259     36,663    11,989
  Total assets................................   58,533     55,318      56,279     53,766    19,556
  Long-term debt, including current
    maturities................................    3,000      6,800      12,500         --    11,862
  Stockholders' equity (deficit)..............   50,129     42,174      36,956     47,911      (373)

- ------------------------

(1) Non-cash charge as required under FASB Interpretation No. (FIN) 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION. The charge is related to non-qualified stock options granted to employees and directors in prior years and re-priced in May 1999, as well as certain options newly issued in conjunction with the repricing.

(2) Basic and diluted earnings (loss) per share has been computed based on the net income (loss) shown above and assuming the 4,701,361 shares of Common Stock issued in connection with the Combination (as defined below in ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--"General Overview") were outstanding for all periods prior to the Combination, effective March 3, 1997.

(3) EBITDA represents income (loss) before cumulative effect of accounting change, interest expense, income taxes, depletion, depreciation and amortization and impairment. Management of the Company believes that EBITDA may provide additional information about the Company's ability to meet its future requirements for debt service, capital expenditures and working capital. EBITDA is a financial measure commonly used in the oil and natural gas industry and should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Because EBITDA excludes some, but not all, items that affect net income, this measure may vary among companies. The EBITDA data presented above may not be comparable to a similarly titled measure of other companies.

(4) The Combination (as defined herein) was accounted for as a reorganization of entities under common control. Accordingly, as of and for the year ended December 31, 1996, the consolidated accounts are presented using the historical costs and results of operations of the affiliated entities as if such entities had always been combined. Accordingly the consolidated financial statements include the accounts of Edge Petroleum Corporation, a Texas corporation, ("Old Edge"), and Edge Joint Venture II (the "Joint Venture"). The Joint Venture interests not owned by Old Edge is recorded as minority interest.

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

GENERAL OVERVIEW

    The Company was organized as a Delaware corporation in August 1996 in connection with its initial public offering (the "Offering") and the related combination of certain entities that held interests in the Joint Venture and certain other oil and natural gas properties; herein referred to as the "Combination". In a series of combination transactions the Company issued an aggregate of 4,701,361 shares of common stock and received in exchange 100% of the ownership interests in the Joint Venture and certain other oil and natural gas properties. In March 1997, and contemporaneously with the Combination, the Company completed the Offering of 2,760,000 shares of its common stock generating proceeds of approximately $40 million, net of expenses.

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

    The Company uses the full-cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain general and administrative costs that are directly attributable to the Company's acquisition, exploration and development activities, are capitalized in a "full-cost pool" as incurred. The Company records depletion of its full-cost pool using the unit of production method. Investments in unproved properties are not subject to amortization until the proved reserves associated with the projects can be determined or until impaired. To the extent that capitalized costs subject to amortization in the full-cost pool (net of depletion, depreciation and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to operations. Once incurred, an impairment of oil and natural gas properties is not reversible at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with the Company's quarterly filings with the Commission. During the years ended December 31, 2000 and 1999 no full cost ceiling test write down was necessary. At December 31, 1998 the Company recorded a full cost ceiling test write down of its oil and natural gas properties of approximately
$10.0 million.

    Due to the instability of oil and natural gas prices, the Company has entered into, from time to time, price risk management transactions (e.g., swaps and collars) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits the benefit to the Company of increases in the price of oil and natural gas it also limits the downside risk of adverse price movements. The Company's hedging arrangements typically apply to only a portion of its production, providing only partial price protection against declines in oil and natural gas prices and limiting potential gains from future increases in prices. The Company accounts for these transactions as hedging activities and, accordingly, gains and losses are included in oil and natural gas revenues during the period the hedged production occurs. In December 2000, the Company entered into a natural gas collar. The natural gas collar covers 4,000 MMbtus per day for the period January 1, 2001 to December 31, 2001 at a $4.50 floor and a $6.70 ceiling. At December 31, 2000 and 1999, the fair value, gain (loss), of outstanding hedges was approximately $(1.1) million and $15,000, respectively. On January 3, 2001, the Company closed out the hedge for the period February 1, 2001 to December 31, 2001 at a cost of $547,760. (See Note 4 to the consolidated financial statements).

    The Company's revenue, profitability and future rate of growth and ability to borrow funds or obtain additional capital, and the carrying value of its properties, are substantially dependent upon prevailing prices for oil and natural gas. These prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. Even though oil and natural gas commodity prices have recovered from previously low prices, a substantial or extended decline in oil and natural gas prices could have a material adverse effect on the Company's financial condition, results of operations and access to capital, as well as the quantities of oil and natural gas reserves that the Company may economically produce.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

REVENUE AND PRODUCTION

    Oil and natural gas revenue increased 64% from $14.5 million in 1999 to $23.8 million in 2000. For 2000, natural gas production comprised 83% of total production and contributed 84% of total revenue, oil and condensate comprised 9% of total production and contributed 11% of total revenue, and natural gas liquids (NGLs) comprised 8% of total production and contributed 5% of total revenue. For 1999, natural gas production comprised 83% of total production and 81% of total revenue while oil and condensate production accounted for 10% of total production and 13% of revenue and NGLs production comprised 7% of total production and 6% of oil and gas revenue.

    The following table summarizes production volumes, average sales prices and operating revenue for the Company's oil and natural gas operations for the years ended December 31, 2000 and 1999.

                                                                            2000 PERIOD COMPARED
                                                                               TO 1999 PERIOD
                                                     DECEMBER 31,          -----------------------
                                               -------------------------    INCREASE    % INCREASE
                                                  2000          1999       (DECREASE)   (DECREASE)
                                               -----------   -----------   ----------   ----------
PRODUCTION VOLUMES:
  Natural gas (Mcf)..........................    5,206,236     5,675,938     (469,702)       (8)%
  Oil and condensate (Bbls)..................       96,925       112,089      (15,164)      (14)%
  Natural gas liquids (Bbls).................       76,835        75,134        1,701         2%
  Natural gas equivalent (Mcfe)..............    6,248,796     6,799,276     (550,480)       (8)%
AVERAGE SALES PRICE:
  Natural gas ($ per Mcf)....................  $      3.84   $      2.07   $     1.77        86%
  Oil and condensate ($ per Bbl).............        26.16         16.15        10.01        62%
  Natural gas liquids ($ per Bbl)............        16.37         12.16         4.21        35%
  Natural gas equivalent ($ per Mcfe)........         3.80          2.13         1.67        78%
OPERATING REVENUE:
  Natural gas................................  $19,980,704   $11,762,490   $8,218,214        70%
  Oil and condensate.........................    2,536,028     1,810,043      725,985        40%
  Natural gas liquids........................    1,257,684       913,462      344,222        38%
                                               -----------   -----------   ----------
Total........................................  $23,774,416   $14,485,995   $9,288,421        64%
                                               ===========   ===========   ==========

    Natural gas revenue increased 70% from $11.8 million for the year ended December 31, 1999 to $20.0 million for 2000. The favorable impact of higher natural gas prices was partially offset by the impact of hedging losses and decreased production. The average natural gas sales price for production in 2000 was $4.14 per Mcf, exclusive of hedging activity, compared to $2.26 per Mcf for 1999. This increase in average price realized resulted in increased revenue of approximately $9.7 million (based on current year production). Included within natural gas revenue for the year ended December 31, 2000 and 1999 was $(1.5) million and $(1.1) million, respectively, representing losses from hedging activity. These losses decreased the effective natural gas sales price by $(0.30) per Mcf and $(0.19) per Mcf, for the years ended December 31, 2000 and 1999, respectively. For the year ended December 31, 2000, natural gas production decreased 8% from 15.6 MCFPD in 1999 to 14.2 MCFPD in 2000 resulting in a decrease in revenue of approximately $1.1 million (based on 1999 comparable period prices).

    Revenue from the sale of oil and condensate totaled $2.5 million for the year ended December 31, 2000 (including net losses from oil hedge activity of $223,455), an increase of 40% from the prior year total of $1.8 million. Favorable pricing for the year 2000 resulted in an increase in revenue of $1.2 million (based on current year production). The average realized price for oil and condensate for the year ended December 31, 2000 was $28.47 per barrel, excluding the impact of net oil hedge losses of $(2.31) per barrel, compared to $16.15 per barrel for the same period in 1999. Production volumes for oil and condensate decreased 14% to 265 BPD for the year ended December 31, 2000 compared to 307 BPD for the same prior year period. The decrease in oil and condensate production caused a decrease in revenue of approximately $244,900 (based on 1999 comparable period average prices).

    Revenue from the sale of NGLs totaled $1.3 million for the year ended December 31, 2000, an increase of 38% from the 1999 total of $913,462. Favorable pricing for the year ended December 31, 2000 resulted in an increase in revenue of $323,500 (based on current year production). The average realized price for NGLs for the year ended December 31, 2000 was $16.37 per barrel compared to $12.16 per barrel for the same period in 1999. Production volumes for NGLs for the year ended December 31, 2000 increased 2%, from 206 BPD to 210 BPD, as compared to the year ended December 31, 1999. The increase in NGL production increased revenue by $20,700 (based on 1999 comparable period average prices).

    Production of oil and natural gas was significantly impacted by the sale of certain oil and natural gas properties effective July 1, 1999 and April 1, 2000. Offsetting these declines was the adjustment in June 2000 for 19 months of revenue associated with payout on our McFaddin properties that reached payout in July 1998, but was not determined until June 2000. This adjustment resulted in recognition in 2000 of $391,300 on production of 173,800 Mcfe. In addition, we successfully drilled and completed 24 gross (9.06 net) wells in the year ended December 31, 2000 that added additional production and revenue for the current year period.

COSTS AND OPERATING EXPENSES

    Operating expenses for the year ended December 31, 2000 totaled $1,960,640 compared to $1,742,415 in the same period of 1999, an increase of 13%. Current year results were impacted by the recording in June 2000 of 19 months of lifting costs totaling approximately $119,000, associated with our McFaddin properties that reached payout in July 1998 but was not determined until June 2000. In addition, 2000 costs increased due to compression charges and salt water disposal costs on certain older properties. These additional costs more than offset the effect of lower costs resulting from the disposition of proved producing properties effective July 1, 1999, and corporate efforts focused on improving the operation structure in the field. Operating expenses averaged $0.31 per Mcfe for the year ended December 31, 2000 compared to $0.26 per Mcfe for the prior year period. The increase in operating expenses on a Mcfe basis was due to the factors resulting in an overall increase in operating expenses described previously and the sale of certain properties during the third quarter of 1999 that had lower overall average operating costs.

    Severance and ad valorem taxes for taxes for the year ended December 31, 2000 increased 54% from $1.3 million in 1999 to $2.0 million in 2000 due primarily to higher severance taxes paid on the increased revenue, primarily in the fourth quarter of 2000. On an equivalent basis, severance and ad valorem taxes were $0.32 per Mcfe and $0.19 per Mcfe for the year ended December 31, 2000 and 1999, respectively.

    Depletion, depreciation and amortization expense ("DD&A") for the year ended December 31, 2000 totaled $7.6 million compared to $8.5 million for the year ended December 31, 1999. Full cost DD&A on our oil and natural gas properties totaled $7.0 million for 2000 compared to $7.8 million in 1999. Depletion expense on a unit of production basis for the year ended December 31, 2000 was $1.11 per Mcfe, 3% lower than the 1999 rate of $1.15 per Mcfe. For the year ended December 31, 2000, lower oil and natural gas production compared to the prior year period resulted in a decrease in depletion expense of $218,400. The decrease in the depletion rate was primarily due to year end reserve base additions and revisions.

    General and administrative expenses ("G&A") for the year ended December 31, 2000, excluding the non-cash charge to compensation expense discussed below, totaled $3.9 million, a 13% decrease from the 1999 total of $4.5 million. The decrease in costs was due primarily to lower salaries and related benefits attributable to a work force reduction during January 2000. For the year ended December 31, 2000 and 1999, G&A was reduced by overhead reimbursement fees of approximately $120,300 and $285,000, respectively. G&A on a unit of production basis for the year ended December 31, 2000 was $0.63 per Mcfe compared to $0.67 per Mcfe for the comparable 1999 period.

    A non-cash charge to compensation expense of $899,548, or $0.10 per share, was required in 2000 in accordance with FASB Interpretation No. (FIN) 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION. FIN 44 requires, among other things, a non-cash charge to compensation expense if the price of Edge's common stock on the last trading day of a reporting period is greater than the exercise price of certain options. FIN 44 could also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of the prior period, but not below the exercise price of the options. The Company will adjust deferred compensation expense upward or downward on a monthly basis based on the trading price at the end of each such period as necessary to comply with FIN 44. The charge is related to non-qualified stock options granted to employees and directors in prior years and re-priced in May of 1999, as well as certain options newly issued in conjunction with the repricing.

    Unearned compensation expense for the year ended December 31, 2000 totaled $22,696 compared to $349,623 in the prior year period. The amortization of unearned compensation expense is recognized from restricted stock granted to executives at the completion of the Offering. The decrease is due to the resignation of the former President and Chief Operating Officer in December 1999 at which time he vested in his remaining restricted stock grant. The Company charged to expense the unamortized unearned compensation associated with his restricted stock upon his resignation, thereby reducing the future amounts to be charged to income.

    The other charge during 1999 of approximately $1.7 million primarily represents expenses incurred as a result of the resignation of the Company's former President and Chief Operating Officer in 1999. As a result of his resignation the Company recorded a one-time charge of approximately
$1.5 million to satisfy corporate obligations under his employment contract. Included in the $1.5 million is a $1.1 million non-cash amount relating to the vesting of the remaining balance of the executive's restricted common stock award granted concurrent with Company's Offering (see Note 8 to the consolidated financial statements). The balance of the charge primarily represents an accrual for workforce reduction and cash payments to be paid to the former executive from the date of his resignation to December 31, 2000.

    Other income (expense) for the year ended December 31, 2000 consisted primarily of a loss on the sale of our investment in Frontera of $(354,733) or $(0.04) per share.

    Also included in other income (expense) was interest expense of $171,783 for the year ended December 31, 2000 compared to $130,067 in the same 1999 period. Gross interest expense was $546,340 for the year 2000 on weighted average debt of $5.6 million compared to gross interest expense of $662,067 on weighted average debt of approximately $8.4 million for the same prior year period. Included in gross interest expense for the year ended December 31, 2000 was $24,720 representing amortization of deferred loan costs associated with a new credit facility. Capitalized interest for the year ended December 31, 2000 totaled $399,277, a decrease of 25% over the prior year amount of $532,000 for the same period. The reduction in capitalized interest resulted from lower exploration activities during the year ended December 31, 2000 compared to the same prior year period. Although gross interest expense has decreased compared to the prior year, the effect of less interest being capitalized to oil and natural gas properties has resulted in higher net interest costs reported in our results of operations.

    Interest income totaled $97,860 for the year ended December 31, 2000 compared to $51,855 for the same period in 1999. The increase in interest income is due to the overall increase in funds invested in overnight money market funds.

    Due to our significant deferred tax assets, no tax expense was recorded for the year ended December 31, 2000 or 1999. Due to the uncertainty as to whether we will be profitable in the future, an allowance has been provided to offset the tax benefits of certain tax assets. Should we continue to have net income in future periods, incurred tax expense will be recorded upon utilization of available tax assets.

    For the year ended December 31, 2000 the Company had net income of $6.9 million, or $0.75 basic earnings per share, as compared to a net loss of $3.7 million, or $(0.43) basic earnings per share, in 1999.

    Weighted average shares outstanding increased from approximately
8.7 million for the year ended December 31, 1999 to 9.2 million in the comparable 2000 period. The increase was due primarily to the private placement of 1.4 million shares of common stock in May 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

REVENUE AND PRODUCTION

    Oil and natural gas revenue decreased 6% from $15.5 million in 1998 to $14.5 million in 1999. Production volumes for natural gas decreased 10% from 6,284,495 Mcf in 1998 to 5,675,938 Mcf in 1999. The decrease in natural gas production reduced revenues by approximately $1.3 million. A 5% decrease in average natural gas prices further reduced revenues by approximately $630,000. A 35% increase in average oil and condensate prices increased revenue by approximately $469,100 for 1999 over 1998. This was partly offset by the impact of a decrease in oil and condensate production of 11% from 126,252 barrels in 1998 to 112,089 barrels in 1999. The decrease in oil production negatively impacted revenue by approximately $169,400. NGL production for the year ended December 31, 1999 increased from 15,522 barrels in 1998 to 75,134 barrels in 1999, increasing revenue by approximately $890,700. This was partly offset by the impact of a 19% decrease in average NGL prices, which reduced revenue by approximately $209,200. The overall net decrease in oil and natural gas production was primarily due to a sale of producing oil and natural gas properties effective July 1, 1999 which effectively reduced production during the second half of 1999 by approximately 500,000 Mcfe. Oil and natural gas production was further reduced during 1999 by production declines from existing wells offset by production from 14 new gross, (5.34 net), producing exploratory and development wells drilled and completed since December 31, 1998. Included within natural gas revenues for the two years ended

December 31, 1999 and 1998 was approximately $(1.1) million and $482,000, respectively, representing net (losses) and net gains from hedging activity. The hedging settlements decreased the effective average natural gas prices by $(0.19) per Mcf for the year ended December 31, 1999 and increased the effective average natural gas prices by $0.07 per Mcf for the year ended December 31, 1998.

    The following table summarizes production volumes, average sales prices and operating revenue for the Company's oil and natural gas operations for the years ended December 31, 1999 and 1998.

                                                                             1999 PERIOD COMPARED
                                                                                TO 1998 PERIOD
                                                     DECEMBER 31,          ------------------------
                                               -------------------------    INCREASE     % INCREASE
                                                  1999          1998       (DECREASE)    (DECREASE)
                                               -----------   -----------   -----------   ----------
PRODUCTION VOLUMES:
  Natural gas (Mcf)..........................    5,675,938     6,284,495      (608,557)      (10)%
  Oil and condensate (Bbls)..................      112,089       126,252       (14,163)      (11)%
  Natural gas liquids (Bbls).................       75,134        15,522        59,612       384%
  Natural gas equivalent (Mcfe)..............    6,799,276     7,135,139      (335,863)       (5)%
AVERAGE SALES PRICE:
  Natural gas ($ per Mcf)....................  $      2.07   $      2.18   $     (0.11)       (5)%
  Oil and condensate ($ per Bbl).............        16.15         11.96          4.19        35%
  Natural gas liquids ($ per Bbl)............        12.16         14.94         (2.78)      (19)%
  Natural gas equivalent ($ per Mcfe)........         2.13          2.17         (0.04)       (2)%
OPERATING REVENUE:
  Natural gas................................  $11,762,490   $13,721,121   $(1,958,631)      (14)%
  Oil and condensate.........................    1,810,043     1,510,384       299,659        20%
  Natural gas liquids........................      913,462       231,927       681,535       294%
                                               -----------   -----------   -----------
Total........................................  $14,485,995   $15,463,432   $  (977,437)       (6)%
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

    DD&A decreased 15% from $10.0 million in 1998 to $8.5 million in 1999. Included within DD&A for the years ended December 31, 1998 and 1999 was $9.3 million and $7.8 million, respectively, representing depletion expense of oil and natural gas properties. An 11% decrease in the overall depletion rate decreased depletion expense by approximately $1.0 million. The decrease in the depletion rate was primarily due to a full cost ceiling test write-down of oil and natural gas properties of approximately $10 million at December 31, 1998 offset by the abandonment of certain properties during the fourth quarter of 1999. Decreased oil and natural gas production further decreased depletion expense by approximately $436,000. Depletion on a unit of production basis for the years ended December 31, 1999 and 1998 was $1.15 per Mcfe and $1.30 per Mcfe, respectively. The remaining decrease in DD&A was due primarily to the amortization of deferred loan costs on the Revolving Credit Facility, which were fully amortized at March 31, 1999.

    The Commission requires that the carrying cost of proved reserves be assessed periodically for ceiling test impairment. At December 31, 1998, as a result of the Company's carrying cost of proved reserves being in excess of the present value using a discount rate of 10%, the Company recorded a full cost ceiling test write down of its oil and natural gas properties of approximately $10.0 million. At December 31, 1999, no ceiling test write down was necessary.

    G&A decreased 1% from $4.6 million in 1998 to $4.5 million in 1999. Included as a reduction in G&A for the years ended December 31, 1999 and 1998, was approximately $285,000 and $743,000, respectively, of overhead reimbursements and management fees received from various management, operating and seismic agreements. Excluding the reduction of G&A attributable to overhead reimbursements, G&A decreased by approximately $558,000 due primarily to lower costs of outside professional services, discontinuing of international new business development and a Company-wide focus on cost reduction. General and administrative expenses on a unit of production basis for the years ended December 31, 1999 and 1998 were $0.67 per Mcfe and $0.64 per Mcfe, respectively. The increase in G&A on a per unit of production basis was due to lower production volumes during 1999 which were largely attributable to the mid-year sale of proved producing properties referred to above.

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

    For the year ended December 31, 1998, the Company had a tax benefit of $982,966. As a result of the cumulative effect of the accounting change, the Company recorded a provision for taxes payable during the second quarter of 1998 with the corresponding tax expense being recorded as a reduction of the cumulative effect of the accounting change. As a result of losses generated during the second half of 1998, a tax benefit was recognized to the extent of previously recorded provision for taxes payable. Due to the availability of net operating loss carry forwards and other net deferred tax assets there is no provision for current or deferred taxes for the year ended December 31, 1999. As of December 31, 1999 and 1998, the Company had available a substantial net operating loss carryforward and other net deferred tax assets and should the Company have taxable income in future periods a provision for tax expense will be provided.

    For the year ended December 31, 1999, the Company had an operating loss of $3.6 million as compared to an operating loss of $16.0 million in 1998. The significant decrease in the operating loss was primarily attributable to the full cost ceiling test write down of approximately $10.0 million recorded in 1998. The operating loss during 1999 was further decreased by lower DD&A, lower oil and natural gas operating expenses and lower G&A offset by lower oil and natural gas revenue which was reduced due to a decline in natural gas production (due to a mid-year property sale) and lower natural gas prices. Net loss for the year ended December 31, 1999 was $3.7 million, or basic and diluted loss per share of $0.43, as compared to net loss of $13.2 million, (a net loss of $15.0 million before cumulative effect of accounting change), or basic and diluted loss per share of $1.70 for 1998.

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

    On May 6, 1999, the Company completed a "Private Offering" of 1,400,000 shares of common stock at a price of $5.40 per share. The Company also issued warrants, which were purchased for $0.125 per warrant, to acquire an additional 420,000 shares of common stock at $5.35 per share and are exercisable through May 6, 2004. At the election of the Company, the warrants may be called at a redemption price of $0.01 per warrant at any time after any date at which the average daily per share closing bid price for the immediately proceeding 20 consecutive trading days exceeds $10.70. No warrants have been exercised as of December 31, 2000. Total proceeds, net of offering costs, were approximately $7.4 million of which $4.9 million was used to repay debt under the Revolving Credit Facility with the remainder being utilized to satisfy working capital requirements and to fund a portion of the Company's exploration program. Pursuant to the terms of the private placement, the Company filed a registration statement with the Commission registering the resale of the shares of Common Stock and the warrants sold in the private placement, as well as the resale of any shares of Common Stock issued pursuant to such warrants.

    The Company had cash and cash equivalents at December 31, 2000 of $1.8 million consisting primarily of short-term money market investments, as compared to $577,864 at December 31, 1999. Working capital was $2.9 million as of December 31, 2000 as compared to $(5.0) million at December 31, 1999. Excluding the current portion of long-term debt, working capital was $5.9 million at December 31, 2000 compared to $(0.9) million at December 31, 1999.

    Cash flows provided by operations were $10.7 million, $5.9 million and $12.0 million, for the years ended December 31, 2000, 1999, and 1998, respectively. The significant increase in cash flows provided by operations for the year ended December 31, 2000 is primarily due to net income of $6.9 million for the year ended December 31, 2000 compared to a net loss of $(3.7) million in 1999, partially offset by an increase in trade accounts receivable. High commodity prices during the fourth quarter of 2000 resulted in substantial accounts receivable balances for production revenue received in 2001. Operating cash flows, before changes in working capital, were $15.9 million for the year ended December 31, 2000 and $6.3 million for years ended December 31, 1999 and 1998, respectively. This increase was primarily due to higher oil and natural gas revenues during 2000 as a result of higher average commodity prices that were partly offset by lower production.

    The Company reinvests a substantial portion of its cash flows to increase its 3-D project portfolio, improve its 3-D seismic interpretation technology and to fund its drilling program. As a result, the Company used $5.4 million in investing activities during 2000 including capital expenditures of approximately $10.7 million. Capital expenditures of $5.7 million were attributed to drilling of 26 gross wells, 24 of which were successful. Capital expenditures of $3.2 million were attributable to land holdings and $1.8 million was attributable to increased seismic data and other geological and geophysical expenditures. These expenditures were offset by proceeds from the sale of oil and natural gas properties of $1.8 million and net proceeds from the sale of our investment in Frontera of $3.5 million.

    During the year ended December 31, 1999, the Company used $7.3 million of cash in investing activities including capital expenditures of approximately $14.6 million. Capital expenditures of $6.7 million were attributed to the drilling of 19 gross wells, 14 of which were successful. Capital expenditures of $2.7 million were attributable to increased land holdings and $5.1 million was attributable to increased seismic data and other geologic and geophysical expenditures. Capital expenditures of approximately $100,000 were used for the acquisition of computer hardware and office equipment. Capital expenditures were offset by proceeds from the sale of oil and natural gas prospects of $3.5 million. During August 1999, the Company completed a transaction in which it sold, effective July 1, 1999, its working interests in proved producing and undeveloped properties within its BTA and Spartan Extension 3-D project areas in Goliad and Victoria Counties, Texas. Proceeds from the sale were approximately $4.0 million.

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

    Pursuant to a rights offering conducted by Frontera in November 1998, the Company agreed to purchase 44,027 shares of Frontera Common Stock plus such additional shares, if necessary, to maintain its then current 8.73% interest of the partially diluted outstanding Frontera Common Stock (assuming conversion of all preferred stock). As a result, the Company paid Frontera $116,671 in December 1998 for 44,027 shares of Frontera Common Stock, $5,626 in
January 1999 for 2,123 shares of Frontera Common Stock and $116,672 in
April 1999 for 44,027 shares of Frontera Common Stock bring its total investment in Frontera to $3,867,233. The Company sold its interest in Frontera in June 2000 for net proceeds of $3.5 million.

    The Company expects capital expenditures in 2001 to be approximately
$23 million including capitalized interest and G&A of approximately
$1.5 million. A substantial portion of capital expenditures in 2001 will be invested in the Company's portfolio of prospects to fund drilling activities (approximately 28 gross wells) in an effort to expand its reserve base. In addition, the Company will seek to continue to expand and improve its technological and seismic interpretation capabilities.

    Cash flows used in financing activities in 2000 were $(4.0) million compared to cash flows from financing activities of $1.7 million in 1999. Financing activities during 2000 included borrowings of

$5.4 million and repayments of $9.2 million under our revolving credit facility and the predecessor facility. We also incurred loan costs of approximately $202,900 in establishing our new credit facility. Financing activities during 1999 were comprised of a private offering of common stock that generated net proceeds of $7.4 million offset by a net repayment of debt of $5.7 million. Financing activities during 1998 were comprised of borrowings on the Company's previous revolving credit facility.

    Due to the Company's active exploration and development and technology enhancement programs, the Company has experienced and expects to continue to experience substantial working capital requirements. The Company intends to fund its 2001 capital expenditures, commitments and working capital requirements through cash flows from operations, and to the extent necessary other financing activities. The projected 2001 cash flows from operations are projected to be sufficient to fund its budgeted exploration and development program and to provide additional working capital. The Company believes it will be able to generate capital resources and liquidity sufficient to fund its capital expenditures and meet such financial obligations as they come due. In the event such capital resources are not available to the Company, its drilling and other activities may be curtailed. See ITEMS 1 AND 2.--BUSINESS AND PROPERTIES--"FORWARD LOOKING INFORMATION AND RISK FACTORS--Significant Capital Requirements."

CREDIT FACILITY

    In October 2000, we entered into a new credit facility (the "New Credit Facility") with a new bank. Borrowings under the New Credit Facility bear interest at a rate equal to prime plus 0.50% or LIBOR plus 2.75%. We borrowed $4.5 million under the new facility and repaid the $4.65 million outstanding under our prior facility with a combination of borrowings and cash on hand. In December 2000, we paid an additional $1.5 million to reduce our outstanding debt balance to $3.0 million at December 31, 2000. As of March 28, 2001, no borrowings were outstanding under the New Credit Facility. The New Credit Facility matures October 2, 2002 and is secured by substantially all of our assets.

    Originally the borrowing base under the New Credit Facility was $5 million and was subject to automatic reductions at a rate of $300,000 per month beginning February 28, 2001. In March 2001, the New Credit Facility was amended to increase the borrowing base to $14 million, and to eliminate the $300,000 per month automatic reduction. The borrowing base will be redetermined on a semi-annual basis.

    The New Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of oil and natural gas properties or other collateral, engaging in merger or consolidation transactions. The New Credit Facility also prohibits dividends and certain distributions of cash or properties and certain liens. The New Credit Facility also contains certain financial covenants. The EBITDA to Interest Expense Ratio requires that (a) consolidated EBITDA, as defined in the agreement, of the Company for the four fiscal quarters then ended to (b) the consolidated interest expense of the Company for the four fiscal quarters then ended, to not be less than 3.5 to 1.0. The Working Capital ratio requires that the amount of the Company's consolidated current assets less its consolidated liabilities, as defined in the agreement, be at least $1.0 million. The Allowable Expenses ratio requires that (a) the aggregate amount of the Company's year to date consolidated general and administrative expenses for the period from January 1 of such year through the fiscal quarter then ended to (b) the Company's year to date consolidated oil and gas revenues, net of hedging activity, for the period from January 1 of such year through the fiscal quarter then ended, to be less than .40 to 1.0. At December 31, 2000, the Company was in compliance with the above mentioned covenants.

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

ACCOUNTING PRONOUNCEMENTS

    DERIVATIVES--The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
("SFAS 133") effective January 1, 2001. The statement, as amended, requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives be reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or firm commitment, then the changes in the fair value of the derivative instrument will generally be offset in the income statement by the change in the item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows then the changes in fair value of the derivative instrument will generally be reported in Other Comprehensive Income (OCI). The gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the period in which earnings are impacted by the hedged item.

    The Company will account for its natural gas and crude oil hedge derivative instruments as cash flow hedges, as defined. Although the fair value of the Company's derivative instruments fluctuates daily, as of January 1, 2001, the fair value of the Company's natural gas hedge derivative instrument was approximately ($1.1) million, which is not recorded in the Consolidated Balance Sheet. The ($1.1) million will be recorded as a liability on the Company's balance sheet as part of the transition adjustment related to the Company's adoption of SFAS 133. The offset to this balance sheet adjustment will be a decrease to "Accumulated other comprehensive income", a component of stockholders' equity. The entire amount relates to 2001 anticipated transactions and will be reclassified to earnings during 2001. The Company believes the adoption of SFAS 133 will result in more volatility in its financial statements than in the past.

    In the fourth quarter of 2000, the Company adopted Emerging Issues Task Force Issue No. 00-10 ("EITF No. 00-10") accounting for Shipping and Handling Fees and Costs. EITF No. 00-10 addresses how shipping and handling fees should be classified in the income statement. The adoption of this standard had no impact as the Company had historically reported such costs separately.

HEDGING ACTIVITIES

    In December 2000, the Company entered into a natural gas collar that covers 4,000 MMbtu per day for the period January 1, 2001 to December 31, 2001 at a floor of $4.50 per MMbtu and a ceiling of $6.70 per MMbtu. On January 3, 2001, the Company closed out the hedge for the period February 1, 2001 to December 31, 2001 at a cost of $547,760.

    As of March 28, 2001, the Company has no hedges in place. Edge believes that hedges should be used as a financial tool to protect against the effects of a leveraged capital structure, ensure project rates of return from acquisitions and to help management budget and plan. Recommendations with respect to hedging opportunities are made by both the financial and marketing departments to Edge's management committee and Chief Executive Officer for approval. The administration of hedges, if any, is handled jointly by the finance and marketing departments.

TAX MATTERS

    At December 31, 2000, the Company had cumulative net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately
$21.9 million that will begin to expire in 2007. The Company anticipates that all of these NOLs may be utilized in connection with federal income taxes payable for the year ended December 31, 2001. As a result, the Company's cash outflows in respect of tax payments may be higher for 2001 and future periods.

    NOLs assume that certain items, primarily intangible drilling costs have been written off in the current year. However, the Company has not made a final determination if an election will be made to capitalize all or part of these items for tax purposes. Due to the 1997 ownership change of the Company's predecessors, future utilization of the NOLs is limited by the Internal Revenue Code Section 382.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company is exposed to market risk from changes in interest rates and commodity prices. The Company uses a credit facility, which has a floating interest rate, to finance a portion of its operations. The Company is not subject to fair value risk resulting from changes in its floating interest rates. The use of floating rate debt instruments provide a benefit due to downward interest rate movements but does not limit the Company to exposure from future increases in interest rates. Based on the year end December 31, 2000 floating interest rate of 9.5%, a 10% change in interest rate would result in an increase or decrease of interest expense of approximately $27,200 on an annual basis.

    In the normal course of business the Company enters into hedging transactions, including commodity price collars and swaps, to mitigate its exposure to commodity price movements, but not for trading or speculative purposes. During December 2000, due to the instability of prices and to achieve a more predictable cash flow, the Company put in place a natural gas collar for a portion of its year 2001 production. While the use of these arrangements limits the benefit to the Company of increases in the price of oil and natural gas it also limits the downside risk of adverse price movements. The natural gas collar covers 4,000 MMbtu per day for the period January 1, 2001 to December 31, 2001 at a floor of $4.50 per MMbtu and a ceiling of $6.70 per MMbtu. At December 31, 2000, the fair value of the outstanding hedge was approximately $(1.1) million. A 10% change in the gas price per MMbtu would cause the total fair value of the hedge to increase or decrease by approximately $978,200. On January 3, 2001, the Company closed out the hedge for the period February 1, 2001 to December 31, 2001 at a cost of $547,760.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding directors and executive officers required under
ITEM 10. will be contained within the definitive Proxy Statement of the Company's 2001 Annual Meeting of Shareholders (the "Proxy Statement") under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 2000. Pursuant to
Item 401 (b) of regulation S-K certain of the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

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

    3.  Exhibits: The following documents are filed as exhibits to this report.

  +2.1  --         Amended and Restated Combination Agreement by and among (i)
                     Edge Group II Limited Partnership, (ii) Gulfedge Limited
                     Partnership, (iii) Edge Group Partnership, (iv) Edge
                     Petroleum Corporation, (v) Edge Mergeco, Inc. and (vi) the
                     Company, dated as of January 13, 1997 (Incorporated by
                     reference from exhibit 2.1 to the Company's Registration
                     Statement on Form S-4 (Registration No. 333-17269))

  +3.1  --         Restated Certificate of Incorporated of the Company, as
                     amended (Incorporated by reference from exhibit 3.1 to the
                     Company's Registration Statement on Form S-4 (Registration
                     No. 333-17269)).

  +3.2  --         Bylaws of the Company (Incorporated by Reference from
                     exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

  +3.3  --         First Amendment to Bylaws of the Company on September 28,
                     1999 (Incorporated by Reference from exhibit 3.2 to the
                     Company's Quarterly Report on Form 10-Q for the quarterly
                     period ended September 30, 1999).

  +4.1  --         Security Agreement, dated as of April 1, 1998, by and
                     between the Borrower and Compass Bank, a Texas state
                     chartered banking institution, as Agent for itself and The
                     First National Bank of Chicago and other lenders party
                     thereto the Credit Agreement (Incorporated by Reference
                     from exhibit 4.1 to the Company's Quarterly Report on Form
                     10-Q for the quarterly period ended March 31, 1998).

  +4.2  --         Security Agreement (Stock Pledge), dated as of April 1,
                     1998, by and between Edge Petroleum Corporation and
                     Compass Bank, a Texas state chartered banking institution, as Agent for itself and The First National Bank of Chicago and other lenders party thereto the Credit Agreement
                     (Incorporated by Reference from exhibit 4.1 to the
                     Company's Quarterly Report on Form 10-Q for the quarterly
                     period ended March 31, 1998).

  +4.3  --         Second Amended and Restated Credit Agreement dated October
                     6, 2000 by and between Edge Petroleum Corporation, Edge
                     Petroleum Exploration Company and Edge Petroleum Operating
                     Company, Inc. (collectively, the "Borrowers") and Union
                     Bank Of California, N.A., a national banking association,
                     as Agent for itself and as lender. (Incorporated by
                     Reference from exhibit 4.5 to the Company's Quarterly
                     Report on Form 10-Q for the quarterly period ended
                     September 31, 2000).

  +4.4  --         Letter Agreement dated October 31, 2000 by and between Edge
                     Petroleum Corporation, Edge Petroleum Exploration Company
                     and Edge Petroleum Operating Company, Inc. (collectively,
                     the "Borrowers") and Union Bank Of California, N.A., a
                     national banking association, as Agent for itself and as
                     lender. (Incorporated by Reference from exhibit

                     4.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 31, 2000).

  *4.5  --         Letter Agreement dated March 23, 2001 by and between Edge
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

  +4.6  --         Common Stock Subscription Agreement dated as of April 30,
                     1999 between the Company and the purchasers named therein
                     (Incorporated by reference from exhibit 4.5 to the
                     Company's Quarterly Report on Form 10-Q/A for the quarter
                     ended March 31, 1999).

  +4.7  --         Warrant Agreement dated as of May 6, 1999 between the
                     Company and the Warrant holders named therein
                     (Incorporated by reference from exhibit 4.5 to the
                     Company's Quarterly Report on Form 10-Q/A for the quarter
                     ended March 31, 1999).

  +4.8  --         Form of Warrant for the purchase of the Common Stock
                     (Incorporated by reference from the Common Stock
                     Subscription Agreement from exhibit 4.5 to the Company's
                     Quarterly Report on Form 10-Q/A for the quarter ended
                     March 31, 1999).

 +10.1  --         Joint Venture Agreement between Edge Joint Venture II and
                     Essex Royalty Limited Partnership II, dated as of May 10,
                     1994 (Incorporated by reference from exhibit 10.2 to the
                     Company's Registration Statement on Form S-4 (Registration
                     No. 333-17269)).

 +10.2  --         Joint Venture Agreement between Edge Joint Venture II and
                     Essex Royalty Limited Partnership, dated as of April 11,
                     1992(Incorporated by reference from exhibit 10.3 to the
                     Company's Registration Statement on Form S-4 (Registration
                     No. 333-17269)).

 +10.3  --         Form of Indemnification Agreement between the Company and
                     each of its directors (Incorporated by reference from
                     exhibit 10.7 to the Company's Registration Statement on
                     Form S-4 (Registration No. 333-17269)).

 +10.4  --         Consulting Agreement of James C. Calaway dated March 18,
                     1989 (Incorporated by reference from exhibit 10.12 to the
                     Company's Registration Statement on Form S-4 (Registration
                     No. 333-17269)).

 +10.5  --         Stock Option Plan of Edge Petroleum Corporation, a Texas
                     corporation (Incorporated by reference from exhibit 10.13
                     to the Company's Registration Statement on Form S-4
                     (Registration No. 333-17269)).

 +10.6  --         Employment Agreement dated as of November 16, 1998, by and between the Company and John W. Elias. (Incorporated by
                     reference from 10.12 to the Company's Annual Report on
                     Form 10-K for the year ended December 31, 1998).

 +10.7  --         Incentive Plan of Edge Petroleum Corporation as Amended and
                     Restated Effective as of July 27, 1999. (Incorporated by
                     reference from exhibit 10.1 to the Company's Quarterly
                     Report on Form 10-Q for the quarterly period ended
                     September 30, 1999).

 +10.8  --         Edge Petroleum Corporation Incentive Plan "Standard
                     Non-Qualified Stock Option Agreement" by and between Edge
                     Petroleum Corporation and the Officers named

                     therein. (Incorporated by reference from exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

 +10.9  --         Edge Petroleum Corporation Incentive Plan "Director
                     Non-Qualified Stock Option Agreement" by and between Edge
                     Petroleum Corporation and the Directors named therein.
                     (Incorporated by reference from exhibit 10.3 to the
                     Company's Quarterly Report on Form 10-Q for the quarterly
                     period ended September 30, 1999).

+10.10  --         Severance Agreements by and between Edge Petroleum
                     Corporation and the Officers of the Company named therein.
                     (Incorporated by reference from exhibit 10.4 to the
                     Company's Quarterly Report on Form 10-Q for the quarterly
                     period ended September 30, 1999).

+10.11  --         Severance Agreement dated as of December 17, 1999 by and
                     between Edge Petroleum Corporation and James D. Calaway.
                     (Incorporated by reference from exhibit 10.13 to the
                     Company's Annual Report on Form 10-K for the year ended
                     December 31, 1999).

+10.12  --         Form of Employee Restricted Stock Award Agreement under the
                     Incentive Plan of Edge Petroleum Corporation (Incorporated
                     by Reference from exhibit 10.15 to the Company's Quarterly
                     Report on Form 10-Q/A for the quarterly period ended March
                     31, 1999).

+10.13  --         Form of Employee Restricted Stock Award Agreement between
                     the Company and James D. Calaway under the Incentive Plan
                     of Edge Petroleum Corporation (Incorporated by Reference
                     from exhibit 10.18 to the Company's Quarterly Report on
                     Form 10-Q/A for the quarterly period ended March 31,
                     1999).

+10.14  --         Letter agreement dated November 9, 1999 for the purchase and sale of working interests in oil and natural gas
                     properties between the Company and James C. Calaway.
                     (Incorporated by reference from exhibit 10.16 to the
                     Company's Annual Report on Form 10-K for the year ended
                     December 31, 1999).

 *21.1  --         Subsidiaries of the Company.

 *23.1  --         Consent of Deloitte & Touche LLP.

 *23.2  --         Consent of Ryder Scott Company.

 *99.1  --         Summary of Reserve Report of Ryder Scott Company Petroleum
                     Engineers as of December 31, 2000 (included as an appendix to Form 10-K).

- ------------------------

*   Filed herewith.

+   Incorporated by reference as indicated.

(b) Reports on Form 8-K: The Company filed no report on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            EDGE PETROLEUM CORPORATION

  Date: March 28, 2001                              /s/ JOHN W. ELIAS
                                            ---------------------------------
                                                      John W. Elias
                                               CHIEF EXECUTIVE OFFICER AND
                                                  CHAIRMAN OF THE BOARD

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2001                                         /s/ JOHN W. ELIAS
                                               --------------------------------------------
                                                               John W. Elias
                                                CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE
                                                    BOARD (PRINCIPAL EXECUTIVE OFFICER)

Date: March 28, 2001                                        /s/ MICHAEL G. LONG
                                               --------------------------------------------
                                                              Michael G. Long
                                                 SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                                OFFICER (PRINCIPAL FINANCIAL AND PRINCIPAL
                                                            ACCOUNTING OFFICER)

Date: March 28, 2001                                        /s/ VINCENT ANDREWS
                                               --------------------------------------------
                                                              Vincent Andrews
                                                                 DIRECTOR

Date: March 28, 2001                                       /s/ DAVID B. BENEDICT
                                               --------------------------------------------
                                                             David B. Benedict
                                                                 DIRECTOR

Date: March 28, 2001                                       /s/ NILS P. PETERSON
                                               --------------------------------------------
                                                             Nils P. Peterson
                                                                 DIRECTOR

Date: March 28, 2001                                      /s/ STANLEY S. RAPHAEL
                                               --------------------------------------------
                                                            Stanley S. Raphael
                                                                 DIRECTOR

Date: March 28, 2001                                        /s/ JOHN SFONDRINI
                                               --------------------------------------------
                                                              John Sfondrini
                                                                 DIRECTOR

Date: March 28, 2001                                       /s/ ROBERT W. SHOWER
                                               --------------------------------------------
                                                             Robert W. Shower
                                                                 DIRECTOR

                           EDGE PETROLEUM CORPORATION
    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS

Audited Financial Statements:

  Independent Auditors' Report..............................   F-2

  Consolidated Balance Sheets as of December 31, 2000 and
    1999....................................................   F-3

  Consolidated Statements of Operations for the Years Ended
    December 31, 2000, 1999 and 1998........................   F-4

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2000, 1999 and 1998........................   F-5

  Consolidated Statements of Stockholders' Equity for the
    Years Ended December 31, 2000, 1999 and 1998............   F-6

  Notes to Consolidated Financial Statements................   F-7

Unaudited Information:

  Supplementary Information to Consolidated Financial
    Statements..............................................  F-24

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

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors,
Edge Petroleum Corporation

    We have audited the accompanying consolidated balance sheets of Edge Petroleum Corporation (a Delaware Corporation) (the "Company") as of
December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Note 1 to the consolidated financial statements, effective January 1, 1998 the Company changed its method of accounting for direct internal geological and geophysical costs to one of capitalization of such costs, which are directly attributable to acquisition, exploration and development activities, to oil and natural gas properties.

/s/ Deloitte & Touche LLP
Houston, Texas
March 19, 2001

                           EDGE PETROLEUM CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 1,839,438   $   577,864
  Accounts receivable, trade................................    8,752,871     3,489,709
  Accounts receivable, joint interest owners, net of
    allowance of $163,000 as of December 31, 2000 and 1999,
    respectively............................................      369,524     1,177,555
  Receivables from related parties..........................       22,410        59,951
  Other current assets......................................      298,973       161,558
                                                              -----------   -----------
    Total current assets....................................   11,283,216     5,466,637

PROPERTY AND EQUIPMENT, Net--full cost method of accounting
  for oil and natural gas properties........................   47,242,409    45,976,007

INVESTMENT IN FRONTERA......................................           --     3,867,233

OTHER ASSETS................................................        7,788         7,788
                                                              -----------   -----------
TOTAL ASSETS................................................  $58,533,413   $55,317,665
                                                              ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable, trade...................................  $ 1,810,655   $ 1,332,760
  Revenue payable...........................................    1,058,242       536,448
  Accrued liabilities.......................................    2,484,865     4,458,481
  Accrued interest payable..................................       50,385        16,369
  Current portion of long-term debt.........................    3,000,000     4,100,000
                                                              -----------   -----------
    Total current liabilities...............................    8,404,147    10,444,058
LONG-TERM DEBT..............................................           --     2,700,000
                                                              -----------   -----------
    Total liabilities.......................................    8,404,147    13,144,058
                                                              -----------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value; 5,000,000 shares
    authorized; none outstanding
  Common stock, $0.01 par value; 25,000,000 shares
    authorized; 9,186,071 and 9,182,023 shares issued and
    outstanding at December 31, 2000 and 1999,
    respectively............................................       91,861        91,820
  Additional paid-in capital................................   56,247,130    55,223,901
  Retained deficit..........................................   (6,209,725)  (13,107,890)
  Unearned compensation--restricted stock...................           --       (34,224)
                                                              -----------   -----------
    Total stockholders' equity..............................   50,129,266    42,173,607
                                                              -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $58,533,413   $55,317,665
                                                              ===========   ===========

        See accompanying notes to the consolidated financial statements.

                           EDGE PETROLEUM CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------
                                                           2000          1999           1998
                                                        -----------   -----------   ------------
OIL AND NATURAL GAS REVENUE...........................  $23,774,416   $14,485,995   $ 15,463,432

OPERATING EXPENSES:
  Oil and natural gas operating expenses including
    production and ad valorem taxes...................    3,954,938     3,039,070      3,375,759
  Depletion, depreciation and amortization............    7,640,778     8,511,826     10,002,533
  Impairment of oil and natural gas properties........           --            --     10,012,989
  General and administrative expenses.................    3,824,385     4,528,517      4,582,973
  Deferred compensation expense.......................    1,004,798            --             --
  Unearned compensation expense.......................       22,696       349,623        621,191
  Other charge........................................           --     1,688,227      2,898,125
                                                        -----------   -----------   ------------
    Total operating expenses..........................   16,447,595    18,117,263     31,493,570
                                                        -----------   -----------   ------------

OPERATING INCOME (LOSS)...............................    7,326,821    (3,631,268)   (16,030,138)

OTHER INCOME AND (EXPENSE):
  Interest expense and amortization of deferred loan
    costs.............................................     (171,783)     (130,067)       (90,075)
  Interest income.....................................       97,860        51,855        132,993
  Loss on sale of investment in Frontera..............     (354,733)           --             --
                                                        -----------   -----------   ------------

NET INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE.........................    6,898,165    (3,709,480)   (15,987,220)

INCOME TAX BENEFIT....................................           --            --        982,966
                                                        -----------   -----------   ------------

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE...................................    6,898,165    (3,709,480)   (15,004,254)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE................           --            --      1,780,835
                                                        -----------   -----------   ------------

NET INCOME (LOSS).....................................  $ 6,898,165   $(3,709,480)  $(13,223,419)
                                                        ===========   ===========   ============

BASIC EARNINGS (LOSS) PER SHARE:
  Net income (loss) before cumulative effect of
    accounting change.................................  $      0.75   $     (0.43)  $      (1.93)
  Cumulative effect of accounting change..............           --            --           0.23
                                                        -----------   -----------   ------------
  Basic earnings (loss) per share.....................  $      0.75   $     (0.43)  $      (1.70)
                                                        ===========   ===========   ============

DILUTED EARNINGS (LOSS) PER SHARE:
  Net income (loss) before cumulative effect of
    accounting change.................................  $      0.74   $     (0.43)  $      (1.93)
  Cumulative effect of accounting change..............           --            --           0.23
                                                        -----------   -----------   ------------
  Diluted earnings (loss) per share...................  $      0.74   $     (0.43)  $      (1.70)
                                                        ===========   ===========   ============

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING.........................................    9,182,737     8,680,369      7,758,667
                                                        ===========   ===========   ============

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING.........................................    9,330,049     8,680,369      7,758,667
                                                        ===========   ===========   ============

        See accompanying notes to the consolidated financial statements.

                           EDGE PETROLEUM CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                           2000           1999           1998
                                                       ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..................................  $  6,898,165   $ (3,709,480)  $(13,223,419)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Cumulative effect of accounting change...........            --             --     (1,780,835)
    Depletion, depreciation and amortization.........     7,640,778      8,511,826     10,002,533
    Amortization of deferred loan costs..............        24,720             --             --
    Impairment of oil and natural gas properties.....            --             --     10,012,989
    Deferred income taxes............................            --             --       (982,966)
    Compensation expense.............................        30,000             --             --
    Unearned compensation expense....................        22,696      1,483,211      2,268,610
    Deferred compensation expense....................     1,004,798             --             --
    Loss on sale of investment in Frontera...........       354,733             --             --
  Changes in current assets and liabilities:
    (Increase) decrease in accounts receivable,
      trade..........................................    (5,263,162)    (1,252,596)       157,384
    Decrease in accounts receivable, joint interest
      owners, net....................................       808,031      1,037,541      4,332,523
    Decrease in receivable from related parties......        37,541        168,971        156,270
    Decrease in other current assets.................        40,791        152,073         38,940
    Decrease in other assets.........................            --             --          9,443
    Increase (decrease) in accounts payable, trade...       477,895     (1,616,031)      (403,213)
    Increase (decrease) in revenue payable...........       521,794       (903,369)       643,247
    Increase (decrease) in accrued interest
      payable........................................        34,016        (77,511)        93,880
    Increase (decrease) in accrued liabilities.......    (1,973,616)     2,118,417        658,012
                                                       ------------   ------------   ------------
    Net cash provided by operating activities........    10,659,180      5,913,052     11,983,398
                                                       ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of prospects, property and equipment......   (10,717,839)   (14,587,680)   (34,823,922)
  Proceeds from the sale of prospects and oil and
    natural gas properties...........................     1,810,659      7,451,341      6,951,673
  Proceeds from the sale of our investment in
    Frontera, net....................................     3,512,500             --             --
  Investment in Frontera.............................            --       (122,298)      (116,671)
                                                       ------------   ------------   ------------
    Net cash used in investing activities............    (5,394,680)    (7,258,637)   (27,988,920)
                                                       ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from long-term debt.....................     5,350,000      6,750,000     12,500,000
  Payments on long-term debt.........................    (9,150,000)   (12,450,000)            --
  Net proceeds from issuance of common stock.........            --      7,351,021             --
  Loan costs.........................................      (202,926)            --             --
                                                       ------------   ------------   ------------
    Net cash provided by (used in) financing
      activities.....................................    (4,002,926)     1,651,021     12,500,000
                                                       ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS........................................     1,261,574        305,436     (3,505,522)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.........       577,864        272,428      3,777,950
                                                       ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR...............  $  1,839,438   $    577,864   $    272,428
                                                       ============   ============   ============

        See accompanying notes to the consolidated financial statements.

                           EDGE PETROLEUM CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                      UNEARNED
                                    COMMON STOCK       ADDITIONAL      RETAINED     COMPENSATION-       TOTAL
                                --------------------     PAID-IN       EARNINGS      RESTRICTED     STOCKHOLDERS'
                                SHARES       AMOUNT      CAPITAL      (DEFICIT)         STOCK          EQUITY
                                ------      --------   -----------   ------------   -------------   -------------
BALANCE, DECEMBER 31, 1997....  7,760,869   $77,609    $47,629,822   $  3,825,009    $(3,621,276)   $ 47,911,164
  Issuance of restricted
    common stock..............     12,025       120        148,762                      (148,882)
  Forfeiture of restricted
    common stock..............    (14,227)     (143)        (9,425)                        9,568
  Unearned compensation
    expense...................                                                         2,268,610       2,268,610
  Net loss....................                                        (13,223,419)                   (13,223,419)
                                ---------   -------    -----------   ------------    -----------    ------------
BALANCE, DECEMBER 31, 1998....  7,758,667    77,586     47,769,159     (9,398,410)    (1,491,980)     36,956,355
  Issuance of restricted
    common stock..............      4,809        48         29,431                       (29,479)
  Forfeitures of restricted
    common stock..............       (325)       (3)        (4,021)                        4,024
  Private common stock
    offering, net of offering
    costs of $261,479.........  1,400,000    14,000      7,337,021                                     7,351,021
  Issuance of common stock for
    oil and natural gas
    properties................     18,872       189         92,311                                        92,500
  Unearned compensation
    expense...................                                                         1,483,211       1,483,211
  Net loss....................                                         (3,709,480)                    (3,709,480)
                                ---------   -------    -----------   ------------    -----------    ------------
BALANCE, DECEMBER 31, 1999....  9,182,023    91,820     55,223,901    (13,107,890)       (34,224)     42,173,607
  Forfeitures of restricted
    common stock..............     (5,600)      (56)       (11,472)                       11,528
  Issuance of common stock....      9,648        97         29,903                                        30,000
  Deferred compensation
    expense...................                           1,004,798                                     1,004,798
  Unearned compensation
    expense...................                                                            22,696          22,696
  Net income..................                                          6,898,165                      6,898,165
                                ---------   -------    -----------   ------------    -----------    ------------
BALANCE, DECEMBER 31, 2000....  9,186,071   $91,861    $56,247,130   $ (6,209,725)   $        --    $ 50,129,266
                                =========   =======    ===========   ============    ===========    ============

        See accompanying notes to the consolidated financial statements.

                           EDGE PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    GENERAL--The Company was organized as a Delaware corporation in August 1996 in connection with its initial public offering and the related combination of certain entities that held interests in Edge Joint Venture II (the "Joint Venture") and certain other oil and natural gas properties; herein referred to as the "Combination". In a series of combination transactions the Company issued an aggregate of 4,701,361 shares of common stock and received in exchange 100% of the ownership interests in the Joint Venture and certain other oil and natural gas properties. In March 1997, and contemporaneously with the Combination, the Company completed the initial public offering of 2,760,000 shares of its common stock (the "Offering") generating proceeds of approximately $40 million, net of expenses.

    NATURE OF OPERATIONS--The Company is an independent energy company engaged in the exploration, development and production of oil and natural gas. The Company conducts its operations primarily along the onshore United States Gulf Coast, with its primary emphasis in South Texas and Louisiana where it currently controls interests in excess of 90,000 gross acres held under lease or option. In its exploration efforts the Company emphasizes an integrated geologic interpretation method incorporating 3-D seismic technology and advanced visualization and data analysis techniques utilizing state-of-the-art computer hardware and software.

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of all majority owned subsidiaries of the Company, including Edge Petroleum Operating Company Inc., and Edge Petroleum Exploration Company, which are 100% owned subsidiaries of the Company. All intercompany transactions have been eliminated in consolidation.

    OTHER CHARGE--On December 31, 1999, but effective January 3, 2000, James D. Calaway resigned as President, Chief Operating Officer and Director of the Company. As a result of his resignation the Company recorded a one-time charge of approximately $1.5 million to satisfy corporate obligations under his employment contract. Included in the $1.5 million is a $1.1 million non-cash amount relating to vesting of the remaining balance of Mr. James Calaway's restricted common stock award granted concurrent with the Company's Offering (see Note 8). The balance of the 1999 other charge primarily represents an accrual for workforce reduction and cash payments to be paid to Mr. Calaway from the date of his resignation to December 31, 2000.

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

    ACCOUNTING CHANGE--The Company uses the full-cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs that are directly attributable to the Company's acquisition, exploration and development activities are capitalized in a "full-cost pool" as incurred. In the second quarter of 1998 and effective January 1, 1998, the Company changed its method of accounting for direct internal geological and geophysical ("G&G") costs to one of capitalization of such costs, which are directly attributable to the acquisition, exploration and development activities, to oil and natural gas properties. Prior to the change the Company expensed these costs as incurred. The Company believes the accounting change provides for a better matching of revenues and expenses and enhances the comparability of it's financial statements with those of other

                           EDGE PETROLEUM CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) companies that follow the full-cost method of accounting. The $1,780,835 cumulative effect of the change in prior years (after reduction for income taxes of $958,910) is included in the net loss for the year ended December 31, 1998. The effect of the accounting change (reduced G&A offset by increased DD&A) on the year ended December 31, 1998 was to decrease the net loss by $1,646,187 ($0.21 basic and diluted loss per share).

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

    Oil and natural gas properties are amortized using the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs. If the results of an assessment indicates that an unproved property is impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rates per Mcfe for the years ended December 31, 2000, 1999 and 1998 were $1.11, $1.15 and $1.30, respectively.

    Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. Abandonments of oil and natural gas properties are accounted for as adjustments of capitalized costs with no loss recognized.

    In addition, the capitalized costs of oil and natural gas properties are subject to a "ceiling test," whereby to the extent that such capitalized costs subject to amortization in the full cost pool (net of depletion, depreciation and amortization and related deferred taxes) exceed the present value (using 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to operations. Once incurred an impairment of oil and natural gas properties is not reversible at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with the Company's quarterly filings with the Securities and Exchange Commission. No adjustment related to the ceiling test was required at December 31, 2000 or 1999. At December 31, 1998 the Company recorded a full cost ceiling test write down of its oil and natural gas properties of approximately $10.0 million.

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

                           EDGE PETROLEUM CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    HEDGING ACTIVITIES--Due to the instability of oil and natural gas prices, the Company has entered into, from time to time, price risk management transactions (e.g., swaps and collars) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits the benefit to the Company of increases in the price of oil and natural gas it also limits the downside risk of adverse price movements. The Company's hedging arrangements, to the extent it enters into any, apply to only a portion of its production and provide only partial price protection against declines in oil and natural gas prices and limits potential gains from future increases in prices. The Company accounts for these transactions as hedging activities and, accordingly, gains and losses are included in oil and natural gas revenues during the period the hedged transactions occur (see Note 4).

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

    The Company sold its investment in Frontera in June 2000 for proceeds of $3.6 million and paid related fees of $87,500 resulting in a loss on the sale of investment of $354,733, or $0.04 per basic share.

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

    The Company is subject to reporting requirements of FASB Interpretation No.
(FIN) 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION that requires a non-cash charge to deferred compensation expense if the price of Edge's common stock on the last trading day of each reporting period is greater that the exercise price of certain stock options. After the first such adjustment is made, each subsequent period is adjusted upward or downward to the extent that the trading price exceeds the exercise price of the options. The charge is related to non-qualified stock

                           EDGE PETROLEUM CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) options granted to employees and directors in prior years and re-priced in May 1999, as well as certain options newly issued in conjunction with the repricing.

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

    FINANCIAL INSTRUMENTS--The Company's financial instruments consist of cash, receivables, payables, long-term debt and oil and natural gas commodity hedges. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of long-term debt as of December 31, 2000 and 1999 approximates fair value and the fair value, gain (loss), of outstanding hedges was approximately $(1.1) million and $15,000, respectively.

    DERIVATIVES--The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
("SFAS 133") effective January 1, 2001. The statement, as amended, requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives be reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or firm commitment, then the changes in the fair value of the derivative instrument will generally be offset in the income statement by the change in the item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows then the changes in fair value of the derivative instrument will generally be reported in Other Comprehensive Income (OCI). The gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the period in which earnings are impacted by the hedged item.

    The Company will account for its natural gas and crude oil hedge derivative instruments as cash flow hedges, as defined. Although the fair value of the Company's derivative instruments fluctuates daily, as of January 1, 2001, the fair value of the Company's natural gas hedge derivative instrument was approximately ($1.1) million, which is not recorded in the Consolidated Balance Sheet. The ($1.1) million will be recorded as a liability on the Company's balance sheet as part of the transition adjustment related to the Company's adoption of SFAS 133. The offset to this balance sheet adjustment will be a decrease to "Accumulated other comprehensive income", a component of stockholders' equity. The entire amount relates to 2001 anticipated transactions and will be reclassified to earnings during 2001. The Company believes the adoption of SFAS 133 will result in more volatility in its financial statements than in the past.

    COMPREHENSIVE INCOME--As of December 31, 2000, 1999 and 1998, there were no adjustments ("Other Comprehensive Income") to net income (loss) in deriving comprehensive income.

    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported

                           EDGE PETROLEUM CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

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

    RECLASSIFICATIONS--Certain prior year balances have been reclassified to conform to the current year presentation.

2. PROPERTY AND EQUIPMENT

    At December 31, 2000 and 1999, property and equipment consisted of the following:

                                                       2000           1999
                                                   ------------   ------------
Developed oil and natural gas properties.........  $ 70,628,009   $ 58,981,484
Undeveloped oil and natural gas properties.......    15,165,748     17,930,027
Computer equipment and software..................     3,807,722      3,769,489
Other office property and equipment..............     1,283,897      1,286,669
                                                   ------------   ------------
  Total property and equipment...................    90,885,376     81,967,669
Accumulated depletion, depreciation and
  amortization...................................   (43,642,967)   (35,991,662)
                                                   ------------   ------------
  Property and equipment, net....................  $ 47,242,409   $ 45,976,007
                                                   ============   ============

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

                           EDGE PETROLEUM CORPORATION

2. PROPERTY AND EQUIPMENT (CONTINUED)
    The following table summarizes the cost of the properties not subject to amortization for the year the cost was incurred:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        2000          1999
                                                     -----------   -----------
Year cost incurred:
  1995.............................................  $    49,217   $    50,116
  1996.............................................      268,578       333,077
  1997.............................................      789,029     2,276,640
  1998.............................................    4,522,603     7,409,175
  1999.............................................    2,960,611     7,861,019
  2000.............................................    6,575,710
                                                     -----------   -----------
    Total..........................................  $15,165,748   $17,930,027
                                                     ===========   ===========

    During August 1999, the Company completed a transaction in which it sold, effective July 1, 1999, its working interests in proved producing and undeveloped properties within its BTA and Spartan Extension 3-D project areas in Goliad and Victoria Counties, Texas. Proceeds from the sale were approximately $4 million and associated net proved reserves were approximately 1.4 Bcfe or 6% of the Company's total proved reserves. The Company uses the full-cost method of accounting for its oil and natural gas properties. Under this method a sale of oil and natural gas properties, whether or not being amortized currently, is accounted for as an adjustment of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves. The proceeds from the sale of these proved producing properties were credited directly to the full cost pool.

3. LONG-TERM DEBT

    In October 2000, the Company entered into a new credit facility (the "New Credit Facility") with a new bank. Borrowings under the New Credit Facility bear interest at a rate equal to prime plus 0.50% or LIBOR plus 2.75%. The Company borrowed $4.5 million under the new facility and repaid the $4.65 million outstanding under the prior facility with a combination of borrowings and cash on hand. In December 2000, the Company paid an additional $1.5 million to reduce our outstanding debt balance to $3.0 million at December 31, 2000. As of March 28, 2001, no borrowings were outstanding under the New Credit Facility. The New Credit Facility matures October 2, 2002 and is secured by substantially all of our assets.

    Originally the borrowing base under the New Credit Facility was $5 million and was subject to automatic reductions at a rate of $300,000 per month beginning February 28, 2001. In March 2001, the New Credit Facility was amended to increase the borrowing base to $14 million, and to eliminate the $300,000 per month automatic reduction. The borrowing base will be redetermined on a semi-annual basis.

    The New Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of oil and natural gas properties or other collateral, engaging in merger or consolidation transactions. The New Credit Facility also prohibits dividends and certain distributions of cash or properties and certain liens. The New Credit Facility also

                           EDGE PETROLEUM CORPORATION

3. LONG-TERM DEBT (CONTINUED)
contains certain financial covenants. The EBITDA to Interest Expense Ratio requires that (a) consolidated EBITDA, as defined in the agreement, of the Company for the four fiscal quarters then ended to (b) the consolidated interest expense of the Company for the four fiscal quarters then ended, to not be less than 3.5 to 1.0. The Working Capital ratio requires that the amount of the Company's consolidated current assets less its consolidated liabilities, as defined in the agreement, be at least $1.0 million. The Allowable Expenses ratio requires that (a) the aggregate amount of the Company's year to date consolidated general and administrative expenses for the period from January 1 of such year through the fiscal quarter then ended to (b) the Company's year to date consolidated oil and gas revenues, net of hedging activity, for the period from January 1 of such year through the fiscal quarter then ended, to be less than .40 to 1.0. At December 31, 2000, the Company was in compliance with the above mentioned covenants.

    At December 31, 2000 and 1999, current maturities of long-term debt and long-term debt consisted of the following:

                                                        2000          1999
                                                     -----------   -----------
Revolving Credit Facility..........................  $        --   $ 6,800,000
New Credit Facility................................    3,000,000            --
                                                     -----------   -----------
Total..............................................    3,000,000     6,800,000
Current portion....................................   (3,000,000)   (4,100,000)
                                                     -----------   -----------
Long-term portion..................................  $        --   $ 2,700,000
                                                     ===========   ===========

                           EDGE PETROLEUM CORPORATION

4. HEDGING ACTIVITIES

    The impact on oil and natural gas revenues from hedging activities for the three years ended December 31, 2000, 1999 and 1998 was as follows:

                                                                                                 GAIN (LOSS)
                EFFECTIVE DATES      PRICE                     BARRELS                 FOR THE YEAR ENDED DECEMBER 31,
   HEDGE      -------------------     PER        PRICE PER       PER       MMBTU     ------------------------------------
    TYPE        BEG.      ENDING     BARREL        MMBTU         DAY      PER DAY       2000          1999         1998
- ------------  --------   --------   --------   -------------   --------   --------   -----------   -----------   --------
NATURAL GAS:
Collar        02/01/98   04/30/98              $2.25 - $2.75                5,000    $             $             $ 36,700
Collar        04/01/98   06/30/98              $2.15 - $2.37               10,000                                  30,000
Collar        07/01/98   09/30/98              $2.25 - $2.88               10,000                                 266,900
Collar        10/01/98   12/31/98              $2.00 - $2.63                5,000                                   1,500
Collar        10/01/98   12/31/98              $2.11 - $2.60                5,000                                  33,500
Collar        10/01/98   12/31/98              $2.05 - $2.60                5,000                                  10,550
Collar        10/01/98   12/31/98              $2.20 - $2.62                5,000                                 102,375
Swap          03/01/99   10/31/99              $1.957                      13,000                   (1,096,580)
Swap          05/01/99   09/15/99              $2.145                       3,000                     (154,124)
Swap          11/01/99   12/31/99              $3.00                        3,000                       80,070
Swap          12/01/99   12/31/99              $3.00                        3,000                       82,770
Collar        02/01/00   02/29/00              $2.20 - $2.31                6,000        (70,470)
Collar        03/01/00   04/30/00              $2.20 - $2.50                6,000       (135,900)
Collar        05/01/00   09/30/00              $2.05 - $2.63                9,000     (1,342,320)

OIL:
Swap          01/01/00   03/31/00    $25.60                      150                     (49,999)
              04/01/00   06/30/00    $22.87                      125                     (65,478)
              07/01/00   09/30/00    $21.47                       60                     (55,635)
              10/01/00   12/31/00    $20.46                       50                     (52,342)
                                                                                     -----------   -----------   --------
                                                                                     $(1,772,144)  $(1,087,864)  $481,525
                                                                                     ===========   ===========   ========

    The Company's hedging activities are entered into on a per MMbtu delivered price basis, Houston Ship Channel, with settlement for each calendar month occurring five business days following the publishing of the Inside F.E.R.C. Gas Marketing Report.

    Included within natural gas revenue for the three years ended December 31, 2000 was approximately $(1.5) million, $(1.1) million, and $482,000 respectively, representing net (losses) and net gains from hedging activity. Included within oil and condensate revenue for the year ended December 31, 2000 was $(223,454) representing net (losses) from hedging activity. During
December 2000, the Company entered into a natural gas collar covering 4,000 MMbtu per day for the period January 1, 2001 to December 31, 2001 with a floor of $4.50 per MMBtu and a ceiling of $6.70 per MMbtu. At December 31, 2000 and 1999, the fair value of outstanding hedges was approximately $(1.1) million and $15,000, respectively. On January 3, 2001, the Company closed out the hedge for the period February 1, 2001 to December 31, 2001 at a cost of $547,760.

                           EDGE PETROLEUM CORPORATION

5. COMMITMENTS AND CONTINGENCIES

    From time to time the Company is a party to various legal proceedings arising in the ordinary course of business. While the outcome of lawsuits cannot be predicted with certainty, the Company is not currently a party to any proceeding that it believes, if determined in a manner adverse to the Company, could have a potential material adverse effect on the Company's financial condition, results of operations or cash flows except for the litigation described below. The Company does not believe that the ultimate outcome of this litigation will have a material adverse effect on the Company.

    The Company, as one of three original plaintiffs, has filed a lawsuit against BNP Petroleum Corporation ("BNP"), Seiskin Interests, LTD, Pagenergy Company, LLC and Gap Marketing Company, LLC, as defendants, in the 229th Judicial District Court of Duval County, Texas, for fraud and breach of contract in connection with an agreement whereby BNP was obligated to drill a test well in an area known as the Slick Prospect in Duval County, Texas. The allegations of the Company in this litigation are, in general, that BNP gave the Company inaccurate and incomplete information on which the Company relied in entering into the transaction and in making its decision not to participate in the test well and the prospect, resulting in the loss of the Company's interest in the lease, the test well and four subsequent wells drilled in the prospect. The Company seeks to enforce its interest in the prospect and seeks damages or rescission, as well as costs and attorneys' fees. The case was originally filed in Duval County, Texas on February 25, 2000. The Company filed a LIS PENDENS to protect its interest in the real property at issue.

    In mid-March, 2000, the defendants filed an original answer and certain counterclaims against plaintiffs, seeking unspecified damages for slander of title, tortious interference with business relations and exemplary damages. The case proceeded to trial before the Court (without a jury) on June 19, 2000, after the plaintiffs' were found by the court to have failed to comply with procedural requirements regarding the request for a jury. After several days of trial, the case was recessed and later resumed on September 5, 2000. The court at that time denied the plaintiffs' motion for mistrial based on the court's denial of a jury trial. The court also ordered that the defendants' counterclaims would be the subject of a separate trial that would commence on December 11, 2000. The parties proceeded to try issues related to the plaintiffs' claims on September 5, 2000. All parties rested on the plaintiffs' claims on September 13, 2000. The court took the matter under advisement and has not yet announced a ruling. Defendants filed a second amended answer and counterclaim and certain supplemental responses to a request for disclosure in which they stated that they were seeking damages in the amount of $33.5 million by virtue of an alleged lost sale of the subject properties, $17 million in alleged lost profits from other prospective contracts, and unspecified incidental and consequential damages from the alleged wrongful suspension of funds under their gas sales contract with the gas purchaser on the properties, alleged damage to relationships with trade creditors and financial institutions, including the inability to leverage the Slick Prospect, and attorneys' fees at prevailing hourly rates in Duval County, Texas incurred in defending against plaintiffs' claims and for 40% of any aggregate recovery in prosecuting their counterclaims. In subsequent deposition testimony, the defendants verbally alleged $26 million of damages by virtue of the alleged lost sale of the properties (as opposed to the $33.5 million previously sought), $7.5 million of damages by virtue of loss of a lease development opportunity and $100 million of damages by virtue of the loss of a business opportunity related to BNP's alleged inability to participate in a 3-D seismic project.

    The Company also alleged that BNP, Seiskin Interests, LTD and Pagenergy Company, LLC breached a confidentiality agreement with the plaintiffs by obtaining oil and gas leases within an area restricted by that contract. This breach of contract allegation is the subject of an additional lawsuit by

                           EDGE PETROLEUM CORPORATION

5. COMMITMENTS AND CONTINGENCIES (CONTINUED) plaintiffs in the 165th District Court in Harris County, Texas. In this separate action, the Company is seeking damages as a result of defendants' actions as well as costs and attorneys' fees.

    During the week of December 11-15, 2000, BNP tried its counterclaims against Edge, and Edge presented its defenses to the counterclaims. BNP presented evidence that its damages were in the amounts of $19.6 million for the alleged lost sale of the properties, $35 million for loss of the lease development opportunity, and $308 million for loss of the opportunity related to participation in the 3-D seismic project. During the course of the trial, Edge presented its motion for summary judgment on the counterclaims based on the doctrine of absolute judicial proceeding privilege. The judge partially granted Edge's motion for summary judgment as it related to the filing of the LIS PENDENS, but denied it with regard to the other allegations of BNP. The judge also granted Edge's plea in abatement relating to the breach of the confidentiality agreement, ruling that the District Court in Harris County has dominant jurisdiction of that issue. At the conclusion of this trial, the court took the matter under advisement. The parties have filed overviews of the evidence, proposed findings of fact and conclusions of law and proposed charges The court has not yet ruled but has requested that the parties file proposed forms of judgment.

    While the Company believes it has presented sufficient legal and factual defenses to all of the defendants' counterclaims, and has vigorously defended itself in this matter, there can be no assurance that the outcome of any portion of this litigation will be favorable to the Company. In the possible event of a material adverse outcome on the counterclaims or related matters, there could be a material adverse effect on the Company. In that event, the Company might well be required to post a bond in the amount of the judgment (or the portion of the counterclaim judgment for which it has liability) in order to prevent the defendants from executing on that judgment. Depending on the amount of such a judgment, there could be no assurance that the Company could obtain such a bond or pay the judgment. In the event of an adverse judgment, the Company would likely appeal such judgment, and the Company is optimistic about its chances for success on appeal, should such be necessary. However, there can be no assurance as to the outcome of this matter.

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

    At December 31, 2000, the Company was obligated under noncancelable operating leases. Following is a schedule of the remaining future minimum lease payments under these lease:

2001........................................................  $292,131
2002........................................................   292,131
2003........................................................    68,200
2004........................................................    21,636
Remainder...................................................     4,452
                                                              --------
Total.......................................................  $678,550
                                                              ========

                           EDGE PETROLEUM CORPORATION

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Rent expense for the years ended December 31, 2000, 1999 and 1998 was $499,033, $511,270, and $478,652, respectively.

6. INCOME TAXES

    Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes in accordance with SFAS No. 109.

    Significant components of the Company's deferred tax liabilities and assets as of December 31, 2000 and 1999 are as follows:

                                                        2000          1999
                                                     -----------   -----------
Deferred tax liability:
  Book basis of oil and natural gas properties in
    excess of tax basis............................  $(3,398,223)  $(2,522,052)
Deferred tax asset:
  Other charge not currently deductible for tax
    purposes.......................................       97,194       186,585
  Net operating loss carryforwards.................    6,118,890     9,069,999
  Deferred compensation............................      351,679            --
  Other misc.......................................       57,050       142,056
  Valuation allowance..............................   (3,226,590)   (6,876,588)
                                                     -----------   -----------
Total deferred tax asset...........................    3,398,223     2,522,052
                                                     -----------   -----------
Net deferred tax asset.............................  $        --   $        --
                                                     ===========   ===========

    The differences between the statutory federal income taxes calculated using a federal tax rate of 35% and the Company's effective tax rate is summarized as follows:

                                            2000          1999          1998
                                         -----------   -----------   -----------
Statutory federal income taxes.........  $ 2,414,358   $(1,298,318)  $(5,595,527)

  Expense not deductible for tax
    purposes...........................       12,216         9,991         7,266
  Cumulative effect of accounting
    change.............................           --            --      (958,910)
  Compensation expense.................    1,223,424            --            --
  Other................................           --            --       (24,056)
  Change in valuation allowance........   (3,649,998)    1,288,327     5,588,261
                                         -----------   -----------   -----------
Income tax (benefit) expense...........  $        --   $        --   $  (982,966)
                                         ===========   ===========   ===========

    At December 31, 2000, the Company had cumulative net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately
$21.9 million that will begin to expire in 2007. The net operating loss carryforwards assume that certain items, primarily intangible drilling costs have been written off in the current year. However, the Company has not made a final determination if an election will be made to capitalize all or part of these items for tax purposes. Due to the 1997 ownership change of Old Edge and the Joint Venture, future utilization of the NOLs is limited by Internal Revenue Code Section 382.

                           EDGE PETROLEUM CORPORATION

7. EMPLOYEE BENEFIT PLANS

    Effective July 1, 1997 the Company established a defined-contribution 401(k) Savings & Profit Sharing Plan Trust (the "Plan") covering employees of the Company who are age 21 or older. The Company's matching contributions to the Plan are discretionary. For the years ended December 31, 2000, 1999 and 1998 the Company contributed $53,926, $81,990 and $68,869, respectively, to the Plan.

8. EQUITY AND STOCK PLANS

    EQUITY OFFERINGS--On March 3, 1997, the Combination was consummated resulting in the issuance of 4,701,361 shares to the predecessor owners of the combining entities involved in the Combination (see Note 1). In addition, during March 1997, the Company completed its Offering issuing 2,760,000 shares at $16.50 per share. Net proceeds totaled approximately $40.0 million, net of offering costs of approximately $5.4 million.

    PRIVATE OFFERING--On May 6, 1999, the Company completed a private offering of 1,400,000 shares of common stock at a price of $5.40 per share. The Company also issued warrants, which were purchased for $0.125 per warrant, to acquire an additional 420,000 shares of common stock at $5.35 per share and are exercisable through May 6, 2004. At the election of the Company, the warrants may be called at a redemption price of $0.01 per warrant at any time after any date at which the average daily per share closing bid price for the immediately proceeding 20 consecutive trading days exceeds $10.70. No warrants have been exercised as of December 31, 2000. Total proceeds, net of offering costs, were approximately $7.4 million of which $4.9 million was used to repay debt under the previous revolving credit facility with the remainder being utilized to satisfy working capital requirements and to fund a portion of the Company's exploration program.

    STOCK PLAN--In conjunction with the Offering, the Company established the Incentive Plan of Edge Petroleum Corporation (the "Incentive Plan"). The Incentive Plan is discretionary and provides for the granting of awards, including options for the purchase of the Company's common stock and for the issuance of restricted and/or unrestricted common stock to directors, officers, employees and independent contractors of the Company. The options and restricted stock granted to date vest over 2-10 years. An aggregate of 1,200,000 shares of common stock have been reserved for grants under the Incentive Plan, of which 355,707 shares were available for future grants at December 31, 2000. Shares of common stock awarded as restricted stock are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment or service. During 1999 and 1998, 4,809 and 12,025 shares, respectively, of restricted stock were awarded having a market value of $6.13 and $12.38, respectively, per share as of the award date. The total market value of such awards has been recorded as unearned compensation-restricted stock and is shown as a separate component of stockholders' equity and is amortized to expense over the vesting period. During 2000, awards for 161,300 shares of restricted stock were made having a market value of $3.00 per share as of the award date. Shares of common stock associated with these awards will be issued, subject to continued employment, ratably over three years in accordance with the award's vesting schedule, beginning on the first anniversary of the date of grant. Compensation expense is amortized over the vesting period and offset to additional paid in capital.

    Effective May 21, 1999, the Company amended and restated the Incentive Plan. In conjunction with those and other amendments of the Incentive Plan, the Company exchanged, on a voluntary basis, 556,488 outstanding nonqualified stock options of certain employees and Directors of the Company for 326,700 new common stock options in replacement of those options. The exercise price of the

                           EDGE PETROLEUM CORPORATION

8. EQUITY AND STOCK PLANS (CONTINUED)
replacement options was $7.06, which represents the fair market value on the date of grant. The replaced options have a ten-year term with 50% of the options vesting immediately on the date of grant with the remaining 50% vesting on May 21, 2000. On May 21, 1999, in conjunction with the repricing, the Company also issued 99,800 new ten-year common stock options to employees, which vest 100% on May 21, 2001. The exercise price of the new options was $7.06, which represents the fair market value on the date of grant. On June 1, 1999 the Company issued 21,000 ten-year common stock options to non-employee directors with an exercise price of $7.28 per share, which represents fair market value at the date of grant, vesting 100% on June 1, 2001.

    A non-cash charge to compensation expense of $899,548, or $0.10 per share, was required in 2000 in accordance with FASB Interpretation No. (FIN) 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION. FIN 44 requires, among other things, a non-cash charge to compensation expense if the price of Edge's common stock on the last trading day of a reporting period is greater than the exercise price of certain options. FIN 44 could also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of the prior period, but not below the exercise price of the options. The Company will adjust deferred compensation expense upward or downward on a monthly basis based on the trading price at the end of each such period as necessary to comply with FIN 44. The charge is related to the non-qualified stock options granted to employees and directors in prior years and re-priced in May of 1999, as well as certain options newly issued in conjunction with the repricing discussed above.

    Effective January 8, 1999, as a component of his employment agreement with the Company, John Elias, CEO and Chairman of the Board, was granted options outside of the Incentive Plan for the purchase of 200,000 shares of common stock. These options vest and become exercisable one-third upon issue, and one-third upon each of January 1, 2000 and January 1, 2001. These amounts are included within options granted for 1999, and 133,334 are included as options exercisable, at the end of 2000 in the table below. In January 2000, Mr. Elias was granted additional options outside of the Incentive Plan for the purchase of 50,000 shares of common stock. These options vest and become exercisable 100% in January 2002.

    In addition, as of the date of the Combination, Old Edge had in place a stock incentive plan that was administered by non-employee members of the Board of Directors of Old Edge. Prior to the Combination, two executives of the Company each held outstanding options for the purchase of 2,193 shares of Old Edge common stock granted under the Old Edge incentive plan. Upon completion of the Combination, such options were converted into incentive stock options for the purchase of an aggregate of 97,844 (48,922 for each of the two individuals) shares of common stock of the Company (such number of shares of common stock as would have existed if such options had been exercised immediately prior to the Combination Transactions). After adjustment for the conversion, the option price per share of common stock for each of the two grants was approximately $4.09 and $2.04, respectively. Options for the purchase of 48,922 shares of common stock were exercised during 1997 and 48,922 remain outstanding at December 31, 2000, 1999 and 1998.

    UNEARNED COMPENSATION EXPENSE--Unearned compensation expense is amortized to operations over the corresponding vesting period. Amortization of unearned compensation expense for the years ended December 31, 2000, 1999 and 1998 was $22,696, $349,623 and $621,191, respectively.

    Effective December 31, 1999, Mr. James D. Calaway resigned as President and Chief Operating Officer and a Director of the Company. In connection with his resignation his remaining restricted

                           EDGE PETROLEUM CORPORATION

8. EQUITY AND STOCK PLANS (CONTINUED)
stock, 93,552 shares, became fully vested. Included in "Other charge" for 1999 is the amortization of approximately $1.1 million of unearned compensation expense resulting from the vesting of those restricted shares.

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

    A summary of the status of the Company's stock options and changes as of and for each of the three years ended December 31, 2000 is presented below:

                                                   2000                  1999                  1998
                                            -------------------   -------------------   -------------------
                                                       WEIGHTED              WEIGHTED              WEIGHTED
                                                       AVERAGE               AVERAGE               AVERAGE
                                                       EXERCISE              EXERCISE              EXERCISE
                                             SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                            --------   --------   --------   --------   --------   --------
Outstanding, January 1...................    818,567    $7.74      739,055    $15.17    706,365     $15.63
Granted..................................    284,100    $3.36      320,800    $ 5.30    107,600     $12.76
Reissued/repriced........................         --               326,700    $ 7.06
Recalled.................................         --              (556,488)   $15.84
Forfeited................................   (109,150)   $5.20      (11,500)   $ 7.06    (74,910)    $16.01
Exercised................................         --
                                            --------              --------              -------
Outstanding, December 31.................    993,517    $6.76      818,567    $ 7.74    739,055     $15.17
                                            ========              ========              =======
Exercisable, December 31,................    626,651    $8.24      409,783    $ 9.32    272,785     $14.27
                                            ========              ========              =======

    A summary of the of the Company's stock options categorized by class of grant at December 31, 2000 is presented below:

                        ALL OPTIONS
- ------------------------------------------------------------             OPTIONS EXERCISABLE
                                       WEIGHTED                ----------------------------------------
                                        AVERAGE     WEIGHTED                                   WEIGHTED
                                       REMAINING    AVERAGE       RANGE OF                     AVERAGE
      RANGE OF            SHARES      CONTRACTUAL   EXERCISE      EXERCISE         SHARES      EXERCISE
   EXERCISE PRICE       OUTSTANDING      LIFE        PRICE          PRICE        OUTSTANDING    PRICE
- ---------------------   -----------   -----------   --------   ---------------   -----------   --------
   $  2.11 - $6.44        212,100         9.17       $ 3.05    $  2.11 - $6.44          --          --
   $  4.09 - $4.22        248,922         7.65       $ 4.19    $  4.09 - $4.22     182 256      $ 4.19
   $  7.06 - $7.28        398,750         8.39       $ 7.07    $  7.06 - $7.28     310,650      $ 7.06
   $13.50 - $16.50        133,745         6.25       $16.50    $13.50 - $16.50     133,745      $16.50

    The Company applies the intrinsic value based method of APB No. 25 in accounting for its stock options. Accordingly, no compensation expense has been recognized for any stock options granted. Had compensation expense for the Company's stock options granted during the years ended December 31, 2000, 1999 and 1998 been determined based on the fair value at the grant dates, consistent with the methodology prescribed by SFAS No.123, the Company's net income and earnings per share would have been reduced to the amounts indicated below based on the Black-Scholes option pricing model (the "Model") adopted for the use in valuing stock options. The estimated values under the Model are

                           EDGE PETROLEUM CORPORATION

8. EQUITY AND STOCK PLANS (CONTINUED)
based on the following assumptions for the years ended December 31, 2000, 1999 and 1998: expected volatility based on historical volatility of daily Common Stock Prices (83%, 70% and 53%, respectively), a risk free rate of return based on a discount rate which approximates the U.S. Treasury rate at the time of the grant, no dividend yields, an expected option exercise period of 8 years for all periods (with the exercise occurring at the end of such period) and a forfeiture rate of 0-10% over the vesting period of such options.

    Following is the pro forma effect of FASB 123 and its impact on net income
(loss) and earnings (loss) per basic and diluted share for the three years ended December 31, 2000, 1999 and 1998.

                                                                 YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                            2000         1999           1998
                                                         ----------   -----------   ------------
Net income (loss):
  As reported..........................................  $6,898,165   $(3,709,480)  $(13,223,419)
                                                         ==========   ===========   ============
  Pro forma............................................   7,345,506    (4,186,567)   (13,743,611)
                                                         ==========   ===========   ============
As Reported:
  Basic earnings (loss) per share:
    Net income (loss) before cumulative effect of
      accounting change................................  $     0.75   $     (0.43)  $      (1.93)
    Cumulative effect of accounting change.............          --            --           0.23
                                                         ----------   -----------   ------------
    Basic earnings (loss) per share....................  $     0.75   $     (0.43)  $      (1.70)
                                                         ==========   ===========   ============
  Diluted earnings (loss) per share:
    Net income (loss) before cumulative effect of
      accounting change................................  $     0.74   $     (0.43)  $      (1.93)
    Cumulative effect of accounting change.............          --            --           0.23
                                                         ----------   -----------   ------------
    Diluted earnings (loss) per share..................  $     0.74   $     (0.43)  $      (1.70)
                                                         ==========   ===========   ============
Pro Forma:
  Basic earnings (loss) per share:
    Net income (loss) before cumulative effect of
      accounting change................................  $     0.80   $     (0.49)  $      (2.00)
    Cumulative effect of accounting change.............          --            --           0.23
                                                         ----------   -----------   ------------
    Basic earnings (loss) per share....................  $     0.80   $     (0.49)  $      (1.77)
                                                         ==========   ===========   ============
  Diluted earnings (loss) per share:
    Net income (loss) before cumulative effect of
      accounting change................................  $     0.79   $     (0.49)  $      (2.00)
    Cumulative effect of accounting change.............          --            --           0.23
                                                         ----------   -----------   ------------
    Diluted earnings (loss) per share..................  $     0.79   $     (0.49)  $      (1.77)
                                                         ==========   ===========   ============

                           EDGE PETROLEUM CORPORATION

8. EQUITY AND STOCK PLANS (CONTINUED)

    COMPUTATION OF EARNINGS PER SHARE--The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128.

                                                 YEAR ENDED DECEMBER 31, 2000
                                            ---------------------------------------
                                              INCOME         SHARES       PER SHARE
                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                            -----------   -------------   ---------
BASIC EPS
  Income available to common
    stockholders..........................  $6,898,165       9,182,737     $ 0.75
EFFECT OF DILUTIVE SECURITIES
  Common stock options....................          --          27,130         --
  Restricted stock........................          --         120,182      (0.01)
                                            ----------      ----------     ------
DILUTED EPS
  Income available to common
    stockholders..........................  $6,898,165       9,330,049     $ 0.74
                                            ==========      ==========     ======

    For the year ended December 31, 1999, and 1998, the Company reported a net loss, thus the effects of stock options and warrants are antidilutive.

9. RELATED PARTY TRANSACTIONS

    In May 1992, the Company became the managing venturer of the Essex Royalty Joint Venture ("Essex") and the Company entered into a management agreement with Essex. In September 1994, the Company became the managing venturer of the Essex Royalty Joint Venture II ("Essex II") and the Company entered into a management agreement with Essex II. Under the management agreements with Essex and Essex II (collectively, the "Essex Joint Ventures"), the Company receives a monthly management fee for managing the Essex Joint Ventures, the general partner of each of which is a related party. No management fees were recorded for the year ended December 31, 2000. For the years ended December 31, 1999 and 1998, the Company recorded management fees totaling $52,560 and $120,000, respectively, and have recorded these amounts as a reduction of general and administrative expenses. In addition, these agreements stipulated that the Company was entitled to be reimbursed for certain direct general and administrative expenses and other reimbursable costs. Such amounts invoiced by the Company to the Essex Joint Ventures for the years ended December 31, 1998 amounted to $3,074. The Company is no longer the manager for this venture. At December 31, 2000 and 1999, the Company had a receivable from the Essex Joint Ventures of $21,110 and $58,651, respectively, relating to these management fees, direct expenses, and costs.

    Pursuant to a Purchase and Sale Agreement dated as of November 9, 1999, the Company sold 18,872 shares of Common Stock to Mr. James C. Calaway. In exchange for such stock, the Company received from Mr. Calaway his working interests in all the Company's prospects, leases and areas of mutual interest.

10. SUBSEQUENT EVENTS

    During the first quarter of 2001, the Company repaid all amounts outstanding under the credit facility and as of March 28, 2001 has no borrowings outstanding.

                           EDGE PETROLEUM CORPORATION

10. SUBSEQUENT EVENTS (CONTINUED)
    In March 2001, the New Credit Facility was amended so as to increase the borrowing base to $14 million from $5 million, and to change the terms so as to eliminate the $300,000 per month commitment reductions. The borrowing base will be redetermined on a semi-annual base from this point forward.

11. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

    We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. A summary of non-cash investing and financing activities for the year ended December 31, 2000 and 1999 is presented below:

    In May 2000, a portion of the annual retainer due our directors was paid by the issuance of 9,648 shares of common stock valued at $30,000, based on quoted market prices on the date of issuance.

    For the year ended December 31, 2000, forfeitures of restricted stock were recorded with respect to 5,600 shares valued at $11,528.

    In June 1999, a portion of the annual retainer due our directors was paid by the issuance of 4,809 shares of common stock valued at $29,479, based on the quoted market prices on the date of issuance.

    In November 1999, we issued 18,872 shares of common stock in exchange for working interests in certain prospects, leases and areas of mutual interest valued at $92,500.

    For the year ended December 31, 1999, forfeitures of restricted stock were recorded with respect to 325 shares valued at $4,024.

    For the year ended December 31, 1998, the issuance of restricted stock was recorded with respect to 12,025 shares valued at $148,882.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                  ---------------------------------
                                                    2000        1999        1998
                                                  ---------   ---------   ---------
Cash paid during the period for:
  Interest, net of amounts capitalized..........  $133,093    $208,694     $4,820

                           EDGE PETROLEUM CORPORATION

12. SUPPLEMENTAL FINANCIAL QUARTERLY RESULTS (UNAUDITED):

                                              FOURTH     THIRD      SECOND     FIRST
                                             QUARTER    QUARTER    QUARTER    QUARTER
                                             --------   --------   --------   --------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2000
  Oil and natural gas revenue..............  $ 9,693     $5,587     $4,683     $3,811
  Operating expenses.......................    5,242      3,697      4,087      3,421
  Operating income (loss)..................    4,451      1,890        596        390
  Other income (expense), net..............      (15)         5       (388)      (310
  Net income (loss)........................    4,436      1,895        208        359
  Basic earnings (loss) per share..........  $  0.48     $ 0.21     $ 0.02     $ 0.04
  Diluted earnings (loss) per share........  $  0.47     $ 0.20     $ 0.02     $ 0.04

1999
  Oil and natural gas revenue..............  $ 3,699     $3,056     $4,189     $3,542
  Operating expenses.......................    6,923      2,960      4,414      3,820
  Operating income (loss)..................   (3,224)        96       (225)      (278)
  Other income (expense), net..............      (36)                  (15)       (27)
  Net income (loss)........................   (3,260)        96       (240)      (305)
  Basic earnings (loss) per share..........  $ (0.36)    $ 0.01     $(0.03)    $(0.04)
  Diluted earnings (loss) per share........  $ (0.36)    $ 0.01     $(0.03)    $(0.04)

    The sum of the individual quarterly basic and diluted earnings (loss) per share amounts may not agree with year-to-date basic and diluted earnings (loss) per share amounts as a result of each period's computation being based on the weighted average number of common shares outstanding during that period.

    Included in operating expenses for the three months ended December 31, 2000 is a non-cash charge of $899,548, or $0.10 per share, to compensation expense as required by FASB Interpretation No. (FIN) 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION.

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

13. SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

    This footnote provides unaudited information required by Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Natural Gas Producing Activities."

                           EDGE PETROLEUM CORPORATION

12. SUPPLEMENTAL FINANCIAL QUARTERLY RESULTS (UNAUDITED): (CONTINUED) CAPITALIZED COSTS--Capitalized costs and accumulated depletion, depreciation and amortization relating to the Company's oil and natural gas producing activities, all of which are conducted within the continental United States, are summarized below:

                                                          DECEMBER 31,
                                                   ---------------------------
                                                       2000           1999
                                                   ------------   ------------
Developed oil and natural gas properties.........  $ 70,628,009   $ 58,981,484
Undeveloped oil and natural gas properties.......    15,165,748     17,930,027
Accumulated depletion, depreciation and
  amortization...................................   (40,483,154)   (33,521,520)
                                                   ------------   ------------
Net capitalized cost.............................  $ 45,310,603   $ 43,389,991
                                                   ============   ============

    COSTS INCURRED--Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below:

                                                YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                           2000          1999          1997
                                        -----------   -----------   -----------
Acquisition Cost:
  Unproved projects and prospects.....  $ 4,219,936   $ 7,691,947   $20,852,838
Exploration costs.....................    2,707,015     3,334,836    10,236,188
Development costs.....................    3,765,945     3,455,493     3,249,492
                                        -----------   -----------   -----------
  Gross costs incurred................   10,692,896    14,482,276    34,338,518
Less proceeds from the sale of
  prospects...........................    1,810,659     3,471,247     6,951,673
                                        -----------   -----------   -----------
  Net cost incurred...................  $ 8,882,237   $11,011,029   $27,386,845
                                        ===========   ===========   ===========

    Net costs incurred excludes sales of proved oil and natural gas properties which are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

    RESULTS OF OPERATIONS--Results of operations for the Company's oil and natural gas producing activities are summarized below:

                                                YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                           2000          1999          1998
                                        -----------   -----------   -----------
Oil and natural gas revenue...........  $23,774,416   $14,485,995   $15,463,432
Operating expenses:
  Oil and natural gas operating
    expenses and ad valorem taxes.....    2,152,638     1,954,058     2,438,553
  Production taxes....................    1,802,300     1,085,012       937,206
  Depletion, depreciation and
    amortization......................    6,961,634     7,812,533     9,254,412
  Impairment of oil and gas
    properties........................           --            --    10,012,989
                                        -----------   -----------   -----------
    Results of operations.............  $12,857,844   $ 3,634,392   $(7,179,728)
                                        ===========   ===========   ===========

                           EDGE PETROLEUM CORPORATION

12. SUPPLEMENTAL FINANCIAL QUARTERLY RESULTS (UNAUDITED): (CONTINUED) RESERVES--Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can reasonably be expected to be recovered through existing wells with existing equipment and operating methods. Proved oil and natural gas reserve quantities and the related discounted future net cash flows before income taxes (see Standardized Measure) for the periods presented are based on estimates prepared by Ryder Scott Company, independent petroleum engineers. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

    The Company's net ownership interests in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below.

                                                       NATURAL GAS
                                                          (MCF)
                                                 YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                              2000         1999         1998
                                           ----------   ----------   ----------
Proved developed and undeveloped reserves
  Beginning of year......................  20,761,000   24,235,000   29,123,000
  Revisions of previous estimates........     892,000   (5,011,534)  (6,834,982)
  Extensions and discoveries.............   9,646,700    8,519,618    8,231,477
  Sales of natural gas properties........    (733,700)  (1,306,146)          --
  Production.............................  (5,206,000)  (5,675,938)  (6,284,495)
                                           ----------   ----------   ----------
    End of Year..........................  25,360,000   20,761,000   24,235,000
                                           ==========   ==========   ==========
Proved developed reserves at year end....  21,965,000   15,084,000   15,844,000
                                           ==========   ==========   ==========

                                             OIL, CONDENSATE AND NATURAL GAS LIQUIDS
                                                             (BBLS)
                                                     YEAR ENDED DECEMBER 31,
                                            -----------------------------------------
                                              2000            1999            1998
                                            ---------       ---------       ---------
Proved developed and undeveloped reserves
  Beginning of year.......................   701,382         444,813         866,186
  Revisions of previous estimates.........     7,568         150,207        (401,003)
  Extensions and discoveries..............   197,400         309,246         121,404
  Sales of natural gas properties.........   (12,500)        (15,661)             --
  Production..............................  (173,760)       (187,223)       (141,774)
                                            --------        --------        --------
    End of Year...........................   720,090         701,382         444,813
                                            ========        ========        ========
Proved developed reserves at year end.....   674,845         577,775         308,347
                                            ========        ========        ========

                           EDGE PETROLEUM CORPORATION

12. SUPPLEMENTAL FINANCIAL QUARTERLY RESULTS (UNAUDITED): (CONTINUED) STANDARDIZED MEASURE--The Standardized Measure of Discounted Future Net Cash
Flows relating to the Company's ownership interests in proved oil and natural gas reserves for each of the three years ended December 31, 2000 is shown below:

                                                               YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                          2000           1999           1998
                                                      ------------   ------------   ------------
Future cash inflows.................................  $285,318,442   $ 64,112,983   $ 49,444,900
Future oil and natural gas operating expenses.......   (33,271,286)   (13,055,050)   (11,718,097)
Future development costs............................    (2,921,526)    (3,170,357)    (3,297,539)
Future income tax expense...........................   (73,922,604)
                                                      ------------   ------------   ------------
Future net cash flows...............................   175,203,026     47,887,576     34,429,264
10% discount factor.................................   (49,844,011)   (13,826,224)   (11,699,510)
                                                      ------------   ------------   ------------
Standardized measure of discounted future net cash
  flows.............................................  $125,359,015   $ 34,061,352   $ 22,729,754
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

                           EDGE PETROLEUM CORPORATION

12. SUPPLEMENTAL FINANCIAL QUARTERLY RESULTS (UNAUDITED): (CONTINUED) CHANGES IN STANDARDIZED MEASURE--Changes in Standardized Measure of
Discounted Future Net Cash Flows relating to proved oil and gas reserves are summarized below:

                                               YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
                                          2000           1999           1998
                                      ------------   ------------   ------------
Changes due to current year
  operations:
  Sales of oil and natural gas, net
    of oil and natural gas operating
    expenses........................  $(19,819,478)  $(11,446,925)  $(12,087,673)
  Sales of oil and natural gas
    properties......................    (1,274,036)    (1,439,355)
  Extensions and discoveries........    80,545,294     16,483,064      6,417,976
Changes due to revisions of
  standardized variables:
  Prices and operating expenses.....    66,248,224     10,947,292     (9,163,029)
  Revisions of previous quantity
    estimates.......................     3,881,207     (5,903,857)    (9,612,849)
  Estimated future development
    costs...........................       553,576        164,412      2,659,500
  Income taxes......................   (47,083,522)                    9,645,975
  Accretion of discount.............     3,406,135      2,272,975      4,088,863
  Production rates (timing) and
    other...........................     4,840,263        253,992       (461,662)
                                      ------------   ------------   ------------
Net change..........................    91,297,663     11,331,598     (8,512,899)
Beginning of year...................    34,061,352     22,729,754     31,242,653
                                      ------------   ------------   ------------
End of year.........................  $125,359,015   $ 34,061,352   $ 22,729,754
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