Form 10-Q
period 2001-03-31
EDGE PETROLEUM CORP
filed 2001-05-15
CIK 1021010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001

                                       OR

       [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from  ........... to ..........

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

                                Yes [X]  No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


               Class                          OUTSTANDING AT MAY 9, 2001
             ---------                     -------------------------------
            Common Stock                             9,283,239

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDGE PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                     March 31,          December 31,
                                                                        2001                2000
                                                                    ------------        ------------
                                                                    (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                        $  3,061,887        $    247,981
   Accounts receivable, trade                                          6,956,799           8,752,871
   Accounts receivable, joint interest owners,
    net of allowance of $163,000 at March 31, 2001
    and December 31, 2000, respectively                                  439,847             369,524
   Accounts receivable, related parties                                  144,515              22,410
   Other current assets                                                  438,310             298,973
                                                                    ------------        ------------
     Total current assets                                             11,041,358           9,691,759

PROPERTY AND EQUIPMENT, Net - full cost method of
  accounting for oil and natural gas properties                       47,832,355          47,242,409
OTHER ASSETS                                                             247,788               7,788
                                                                    ------------        ------------
TOTAL ASSETS                                                        $ 59,121,501        $ 56,941,956
                                                                    ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable, trade                                          $    330,117        $  1,277,440
   Accrued liabilities                                                 1,787,342           2,484,865
   Accrued interest payable                                                 --                50,385
   Current portion of long-term debt                                        --             3,000,000
                                                                    ------------        ------------
     Total current liabilities                                         2,117,459           6,812,690

DEFERRED INCOME TAX                                                    1,021,671                --

LONG-TERM DEBT                                                              --                  --
                                                                    ------------        ------------
     Total liabilities                                                 3,139,130           6,812,690
                                                                    ------------        ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value; 5,000,000 shares
     authorized; none issued and outstanding                                --                  --
   Common stock, $0.01 par value; 25,000,000 shares
     authorized; 9,267,139 shares and 9,186,071
     shares issued and outstanding at March 31, 2001
     and December 31, 2000, respectively                                  92,671              91,861
   Additional paid-in capital                                         55,711,239          56,247,130
   Retained earnings (accumulated deficit)                               240,791          (6,209,725)
   Accumulated other comprehensive loss                                  (62,330)               --
                                                                    ------------        ------------
     Total stockholders' equity                                       55,982,371          50,129,266
                                                                    ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 59,121,501        $ 56,941,956
                                                                    ============        ============


See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                       Three Months Ended
                                                            March 31,
                                                 ------------------------------
                                                     2001              2000
                                                 ------------      ------------
OIL AND NATURAL GAS REVENUE                      $ 11,523,071      $  3,810,921

OPERATING EXPENSES:
  Lifting costs                                       607,910           439,809
  Severance and ad valorem taxes                      914,327           306,649
  Depletion, depreciation and
  amortization                                      1,998,659         1,786,978
  General and administrative expenses               1,228,341           878,779
  Deferred compensation expense                      (709,157)             --
  Unearned compensation expense                          --               8,589
                                                 ------------      ------------

   Total operating expenses                         4,040,080         3,420,804
                                                 ------------      ------------

OPERATING INCOME                                    7,482,991           390,117

OTHER INCOME AND EXPENSE:
  Interest income                                      22,901            13,233
  Interest expense and amortization of
  deferred loan costs                                 (33,705)          (44,079)
                                                 ------------      ------------

INCOME BEFORE INCOME TAXES                          7,472,187           359,271

INCOME TAX EXPENSE                                  1,021,671              --
                                                 ------------      ------------

NET INCOME                                       $  6,450,516      $    359,271
                                                 ============      ============

BASIC EARNINGS PER SHARE                         $       0.70      $       0.04
                                                 ============      ============

DILUTED EARNINGS PER SHARE                       $       0.67      $       0.04
                                                 ============      ============

BASIC WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                9,223,976         9,182,023
                                                 ============      ============

DILUTED WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                         9,656,937         9,240,950
                                                 ============      ============


See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                     Retained      Accumulated
                                           Common Stock             Additional       Earnings         Other            Total
                                  -------------------------------     Paid-in      (Accumulated   Comprehensive    Stockholders'
                                        Shares        Amount          Capital        Deficit)         Loss            Equity
                                   ------------    ------------    ------------    ------------    ------------    ------------

BALANCE, JANUARY 1, 2001              9,186,071    $     91,861    $ 56,247,130    $ (6,209,725)   $       --      $ 50,129,266

Exercise of stock options                38,965             389         173,687                                         174,076

Issuance of stock                        42,103             421            (421)                                             --

Deferred compensation
   expense                                                             (709,157)                                       (709,157)

Transition adjustment                                                                                (1,137,221)     (1,137,221)

Amortization of hedging loss                                                                            874,790         874,790

Change in valuation of
   hedge loss                                                                                           200,101         200,101

Net income                                                                            6,450,516                       6,450,516
                                   ------------    ------------    ------------    ------------    ------------    ------------

BALANCE,
  MARCH 31, 2001                      9,267,139    $     92,671    $ 55,711,239    $    240,791    $    (62,330)   $ 55,982,371
                                   ============    ============    ============    ============    ============    ============


See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                   2001              2000
                                                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $ 6,450,516      $   359,271
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Deferred income taxes                                                        1,021,671             --
     Depletion, depreciation and amortization                                     1,998,659        1,786,978
     Amortization of deferred loan costs                                             25,811             --
     Deferred loss from derivative activity                                         (62,330)            --
     Unearned compensation expense                                                     --              8,589
     Deferred compensation                                                         (709,157)            --
Changes in assets and liabilities:
     Decrease in accounts receivable, trade                                       1,796,072          586,864
     (Increase) decrease in accounts receivable, joint interest owners              (70,323)         121,879
     (Increase) decrease in accounts receivable, related parties                   (122,105)          17,341
     (Increase) decrease in other assets                                           (397,479)          10,258
     Decrease in accounts payable, trade                                           (947,323)        (221,966)
     Decrease in accrued liabilities                                               (697,523)      (1,124,313)
     Increase (decrease) in accrued interest payable                                (50,385)         100,730
                                                                                -----------      -----------
       Net cash provided by operating activities                                  8,236,104        1,645,631
                                                                                -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Oil and natural gas property and equipment purchases                          (2,588,605)      (1,713,427)
   Proceeds from the sale of oil and natural gas properties and prospects              --            583,411
                                                                                -----------      -----------
       Net cash used in investing activities                                     (2,588,605)      (1,130,016)
                                                                                -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings from long-term debt                                                 1,000,000          850,000
   Payments of long-term debt                                                    (4,000,000)        (450,000)
   Net proceeds from issuance of common stock                                       174,076             --
   Other                                                                             (7,669)            --
                                                                                -----------      -----------
       Net cash provided by (used in) financing activities                       (2,833,593)         400,000
                                                                                -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         2,813,906          915,615

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      247,981             --
                                                                                -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 3,061,887      $   915,615
                                                                                ===========      ===========


See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The financial statements included herein have been prepared by Edge Petroleum Corporation, a Delaware corporation ("we", "our", "us" or the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000.

   RECLASSIFICATIONS - Certain prior year balances have been reclassified to conform to current year presentation.

ACCOUNTING PRONOUNCEMENTS

   DERIVATIVES - We adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. The statement, as amended, requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives be reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or firm commitment, then the changes in the fair value of the derivative instrument will generally be offset in the income statement by the change in the item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows then the changes in fair value of the derivative instrument will generally be reported in Other Comprehensive Income ("OCI"). The gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the period in which earnings are impacted by the hedged item.

   We will account for our natural gas and crude oil hedge derivative instruments as cash flow hedges under SFAS 133. Although the fair value of our derivative instruments fluctuates daily, as of January 1, 2001, the fair value of the our natural gas hedge derivative instrument was approximately ($1.1) million, which was recorded in the Consolidated Balance Sheet on January 1, 2001. The ($1.1) million was recorded as a liability on our balance sheet as part of the transition adjustment related to our adoption of SFAS 133. The offset to this balance sheet adjustment was a decrease to "Accumulated Other Comprehensive Income", a component of stockholders' equity. In early January, we closed out of our hedge obligation for the period from February 1, 2001 to December 31, 2001. As a result, we recorded a loss on the January hedge of $389,360 and are amortizing the close out cost of $547,760 based on the forward pricing curve at the time of the close out in accordance with SFAS 133. Included in earnings for the first quarter of 2001 is a charge of $874,790 representing the loss in January and the amortized portion of the close out cost as of March 31, 2001. The unamortized balance of the close out cost of $62,330 is included in stockholders' equity as accumulated other comprehensive loss. As of March 31, 2001, we were not a party to any hedging activity.

2. LONG TERM DEBT

   During the first quarter of 2001, we repaid all amounts borrowed under our credit facility (the "Credit Facility") and as of March 31, 2001, no borrowings were outstanding. Future borrowings under the Credit Facility, if any, will bear interest at a rate equal to prime plus 0.50% or LIBOR plus 2.75%. The Credit Facility matures October 2, 2002 and is secured by substantially all of our assets.

   Originally the borrowing base under the Credit Facility was $5 million and was subject to automatic reductions at a rate of $300,000 per month beginning February 28, 2001. In March 2001, the Credit Facility was amended to increase the borrowing base to $14 million, and to eliminate the $300,000 per month automatic reduction. The borrowing base will be redetermined on a semi-annual basis.

   The Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of oil and natural gas properties or other collateral, and engaging in merger or consolidation transactions. The Credit Facility also prohibits dividends and certain distributions of cash or properties and certain liens. The Credit Facility also contains certain financial covenants. The EBITDA to Interest Expense Ratio requires that (a) consolidated EBITDA, as defined in the agreement, of the Company for the four fiscal quarters then ended to (b) the consolidated interest expense of the Company for the four fiscal quarters then ended, to not be less than 3.5 to 1.0. The Working Capital ratio requires that the amount of the Company's consolidated current assets less its consolidated liabilities, as defined in the agreement, be at least $1.0 million. The Allowable Expenses ratio requires that (a) the aggregate amount of the Company's year to date consolidated general and administrative expenses for the period from January 1 of such year through the fiscal quarter then ended to (b) the Company's year to date consolidated oil and gas revenue, net of hedging activity, for the period from January 1 of such year through the fiscal quarter then ended, to be less than .40 to 1.0. At March 31, 2001, the Company was in compliance with the above mentioned covenants.


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

                                       Three Months Ended March 31, 2001                Three Months Ended March 31, 2000
                                 -----------------------------------------------    --------------------------------------------
                                    Income         Shares            Per Share        Income          Shares         Per Share
                                 (Numerator)    (Denominator)          Amount       (Numerator)    (Denominator)       Amount
                                 ------------    ------------       ------------    ------------    ------------    ------------
BASIC EPS
Income available to
   common stockholders           $  6,450,516       9,223,976       $       0.70    $    359,271       9,182,023    $       0.04
Effect of Dilutive
   Securities:
    Restricted stock                                  131,572              (0.01)                         53,176            --
    Common stock options                              301,389              (0.02)                          5,751            --
                                 ------------    ------------       ------------    ------------    ------------    ------------
DILUTED EPS
Income available to
    common stockholders          $  6,450,516       9,656,937       $       0.67    $    359,271       9,240,950    $       0.04
                                 ============    ============       ============    ============    ============    ============


4. INCOME TAXES

     We account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes," ("SFAS No. 109") which provides for an asset and liability approach in accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Due to the uncertainty as to whether we would be profitable in the future, an allowance was provided to offset the tax benefits of certain tax assets.

     At March 31, 2001, we had cumulative net operating loss carry-forwards for federal income tax purposes of approximately $9.1 million. The net operating loss carry-forwards assume that certain items, primarily intangible drilling costs, have been written off in the year incurred. Based on our current expectation of net income for the year ended December 31, 2001, we anticipate utilizing all of our available net tax assets during 2001 based on our estimated annual effective tax rate. As a result, a provision for deferred taxes of approximately $1.0 million, or $0.11 per share was included in our first quarter results. In addition, we are now estimating alternative minimum tax payments resulting in a deferred tax asset of $240,000 at March 31, 2001. No income tax expense was recorded for the three months ended March 31, 2000 as we had utilized the benefit of net operating loss carry-forwards to offset taxable income.

     The difference between the statutory federal income taxes calculated using a federal tax rate of 35% and our effective tax rate as of March 31, 2001 and 2000 are summarized as follows:

                                         Three Months Ended March 31,
                                         ---------------------------
                                              2001           2000
                                          -----------    -----------
    Statutory federal income taxes        $ 2,615,265    $   125,745

    Permanent differences:
      Expense  not  deductible  for
      tax purposes                              2,454          2,140
      Change in valuation allowance        (1,596,048)      (127,885)
                                          -----------    -----------

    Income tax expense                    $ 1,021,671    $      --
                                          ===========    ===========

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

     Effective May 21, 1999, we amended and restated the Incentive Plan. In conjunction with those and other amendments of the Incentive Plan, we exchanged, on a voluntary basis, 556,488 outstanding nonqualified stock options of certain of our employees and directors for 326,700 new common stock options in replacement of those options. The exercise price of the replacement options was $7.06, which represents the fair market value on the date of grant. The replaced options have a ten-year term with 50% of the options vesting immediately on the date of grant with the remaining 50% vesting on May 21, 2000. On May 21, 1999, in conjunction with the repricing, we also issued 99,800 new ten-year common stock options to employees, which vest 100% on May 21, 2001. The exercise price of the new options was $7.06, which represents the fair market value on the date of grant. On June 1, 1999 we issued 21,000 ten-year common stock options to non-employee directors with an exercise price of $7.28 per share, which represents fair market value at the date of grant, vesting 100% on June 1, 2001.

    A non-cash charge to compensation expense of $899,548, or $0.10 per share, was required in the fourth quarter of 2000 in accordance with FASB Interpretation No. ("FIN") 44, "Accounting for Certain Transactions involving Stock Compensation". FIN 44 requires, among other things, a non-cash charge to compensation expense if the price of Edge's common stock on the last trading day of a reporting period is greater than the exercise price of certain options. FIN 44 could also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of the prior period, but not below the exercise price of the options. We will adjust deferred compensation expense upward or downward on a monthly basis based on the trading price at the end of each such period as necessary to comply with FIN 44. The charge is related to the non-qualified stock options granted to employees and directors in prior years and re-priced in May of 1999, as well as certain options newly issued in conjunction with the repricing discussed above. At March 31, 2001, the price of Edge's common stock had declined from the price at December 31, 2000. As a result, we reported a credit to deferred compensation expense of $(755,372), or $(0.08) per share before income taxes or $(649,620), or $(0.07) per share after income taxes in the first quarter of 2001.

    During the first quarter of 2001, we purchased options exercisable for 133,645 shares of common stock from a former employee of ours at a cost of $100,000, all of which represents compensation expense.


6. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

    We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. A summary of non-cash investing and financing activities for the three months ended March 31, 2001 and 2000 is presented below:

    We issued 42,103 shares of common stock with a fair market value of $126,300 at the time of grant during the first quarter. These shares represent one-third of the shares subject to a restricted stock grant made effective March 2, 2000.


Supplemental Disclosure of Cash Flow Information

                                                         For the Three Months
                                                             Ended March 31,
                                                        -----------------------
                                                           2001         2000
                                                        ----------   ----------
    Cash paid during the period for:
       Interest, net of amounts capitalized               $12,226    $29,132
       Estimated alternative minimum tax payments          75,000       --


7. HEDGING ACTIVITIES

    Due to the instability of oil and natural gas prices, we enter into, from time to time, price risk management transactions (e.g., swaps and collars) for a portion of our oil and natural gas production in an effort to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits the benefit to us of increases in the price of oil and natural gas it also limits the downside risk of adverse price movements. Our hedging arrangements, to the extent we enter into any, typically apply to only a portion of our production, providing only partial price protection against declines in oil and natural gas prices and limiting potential gains from future increases in prices. We account for these transactions as cash flow hedges under SFAS 133 and, accordingly, gains and losses are included in oil and natural gas revenue during the period the hedged production occurs.

    The impact on oil and natural gas revenue from hedging activities for the three months ended March 31, 2001 and 2000 was as follows:


                                                                                                                    Loss
                                                                                                         ---------------------------
                                                                                                              Three Months Ended
                                              Price         Price             Bbl           MMBtu                   March 31,
 Hedge                Effective Dates          Per           Per             Volumes       Volumes        --------------------------
 Type                Beg.       Ending        Barrel        MMBtu            Per Day       Per Day           2001            2000
------             --------   ---------     ----------   ----------       -----------    -----------      ----------       ---------
Natural Gas         2/1/00      2/29/00                     $2.20 -                          9,000                          (70,470)
   Collar                                                    $2.31
Natural Gas                                                 $2.20 -
   Collar           3/1/00      4/30/00                      $2.50                           9,000                          (27,900)
Oil Swap            1/1/00      3/31/00       $25.60                           150                                          (27,521)
Natural Gas                                                 $4.50 -
   Collar           1/1/01      1/31/01                      $6.70                           4,000         (389,360)
Amortization of close out cost of hedge                                                                    (485,430)
                                                                                                         ----------      ----------

Total                                                                                                    $( 874,790)     $ (125,891)
                                                                                                         ==========      ==========


    Our hedging activities for natural gas are entered into on a per MMbtu delivered price basis, Houston Ship Channel, with settlement for each calendar month occurring five business days following the publishing of the Inside F.E.R.C. Gas Marketing Report.

    Included within oil and natural gas revenue for the three months ended March 31, 2001 was $(874,790) representing net losses from hedging activity. During December 2000, we entered into a natural gas collar covering 4,000 MMbtu per day for the period January 1, 2001 to December 31, 2001 with a floor of $4.50 per MMBtu and a ceiling of $6.70 per MMbtu. For the month of January we realized a loss on hedging activity of $(389,360). On January 3, 2001, we closed out the hedge for the period February 1, 2001 to December 31, 2001 at a cost of $547,760. In accordance with SFAS 133, this amount is amortized over the period of the hedge based on the forward pricing curve at the time the hedge was closed out. We recorded amortization of $(485,430) in oil and natural gas revenue for the close out cost of the hedge during the first quarter of 2001 with the balance of $62,330 to be amortized over the remainder of the year. At March 31, 2001, we were not a party to any hedging activity.

    Included within oil and natural gas revenue for the three months ended March 31, 2000 was $(125,891) representing net losses from hedging activity. During December 1999, we entered into a crude oil fixed price swap. The number of barrels of oil per day ("BOD") and the related fixed price subject to the oil price swap are as follows: i) January 1, 2000 - March 31, 2000, 150 BOD, swap at $25.60, ii) April 1, 2000 - June 30, 2000, 125 BOD, swap at $22.87, iii) July 1,
2000 - September 30, 2000, 60 BOD, swap at $21.47, and iv) October 1, 2000 -
December 31, 2000, 50 BOD, swap at $ 20.46. During the first quarter of 2000 we entered into three natural gas collars. The natural gas collars cover the following periods, MMbtu per day and floor and ceiling per MMbtu prices: i) February 1, 2000 - February 29, 2000, 9,000 MMbtu per day, $2.20 floor - $2.31 ceiling, ii) March 1, 2000 - April 30, 2000, 9,000 MMbtu per day, $2.20 floor - $2.50 ceiling and iii) May 1, 2000 - September 30, 2000, 6,000 MMbtu per day, $2.05 floor - $2.60 ceiling.

8. COMMITMENTS AND CONTINGENCIES

      From time to time we are a party to various legal proceedings arising in the ordinary course of business. While the outcome of lawsuits cannot be predicted with certainty, we are not currently a party to any proceeding that we believe, if determined in a manner adverse to us, could have a potential material adverse effect on our financial condition, results of operations or cash flows except for the litigation described below. We do not believe that the ultimate outcome of this litigation will have a material adverse effect on us.

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

        During the week of December 11-15, 2000, BNP tried its counterclaims against Edge, and Edge presented its defenses to the counterclaims. BNP presented evidence that its damages were in the amounts of $19.6 million for the alleged lost sale of the properties, $35 million for loss of the lease development opportunity, and $308 million for loss of the opportunity related to participation in the 3-D seismic project. During the course of the trial, Edge presented its motion for summary judgment on the counterclaims based on the doctrine of absolute judicial proceeding privilege. The judge partially granted Edge's motion for summary judgment as it related to the filing of the lis pendens, but denied it with regard to the other allegations of BNP. The judge also granted Edge's plea in abatement relating to the breach of the confidentiality agreement, ruling that the District Court in Harris County has dominant jurisdiction of that issue. At the conclusion of this trial, the court took the matter under advisement. The parties have filed overviews of the evidence, proposed findings of fact and conclusions of law and proposed charges. The court has not yet ruled but has requested that the parties file proposed forms of judgment, which the parties have now done.

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

       The following is management's discussion and analysis of certain significant factors that have affected certain aspects of our financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q and with our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2000.


    OVERVIEW

    The following matters had a significant impact on our results of operations and financial position for the three months ended March 31, 2001:

    COMMODITY PRICES - The average realized price for our production, before the effects of hedging activity, increased 142% from $2.83 per thousand cubic feet of gas equivalent (Mcfe) in the first three months of 2000 to $6.86 per Mcfe for the comparable period this year. Hedging activity for the three months ended March 31, 2001 resulted in a net loss of $874,790, or $0.49 per Mcfe, compared to a net loss of $125,891, or $0.09 per Mcfe, for the same period in 2000.

    DEBT REDUCTION - As of March 31, 2001, there were no borrowings outstanding under our Credit Facility. In addition, terms of our facility were modified. Originally the borrowing base under the Credit Facility was $5 million and was subject to automatic reductions at a rate of $300,000 per month beginning February 28, 2001. In March 2001, the Credit Facility was amended to increase the borrowing base to $14 million, and to eliminate the $300,000 per month automatic reduction. The borrowing base will be redetermined on a semi-annual basis.

    INCOME TAXES - At March 31, 2001, we had cumulative net operating loss carry-forwards for federal income tax purposes of approximately $9.1 million. The net operating loss carry-forwards assume that certain items, primarily intangible drilling costs, have been written off in the year incurred. Based on our current expectation of net income for the year ended December 31, 2001, we anticipate utilizing all of our available net tax assets during 2001. As a result, a provision for deferred taxes of approximately $1.0 million, or $0.11 per share was included in our first quarter results.


    RESULTS OF OPERATIONS

REVENUE AND PRODUCTION

    Oil and natural gas revenue for the first quarter of 2001 increased 202% over the same period in 2000. Natural gas production comprised 91% of total production on an equivalent Mcf basis and contributed 91% of total revenue for the first quarter of 2001. Oil and condensate production was 8% of total production and contributed 6% of total oil and gas revenue while natural gas liquids (NGLs) production comprised 1% of total production and contributed 1% of total oil and gas revenue. Other oil and gas revenue related to marketing activities contributed 2% to total revenue. In the comparable 2000 period, natural gas production comprised 79% of total production and contributed 73% of total revenue. Oil and condensate production was 10% of total production and 16% of revenue and NGLs production comprised 11 % of total production and total revenue.

    The following table summarizes volume and price information with respect to our oil and gas production for the quarters ended March 31, 2001 and 2000:

                                                    For the Three Months
                                                       Ended March 31,
                                          ---------------------------------------
                                                                       Increase
                                             2001           2000      (Decrease)
                                          ----------    -----------  ------------
Gas Volume - MCFGPD (1)                       17,956        12,048         5,908
Average Gas Price - per MCF               $     7.08    $     2.63    $     4.45
Hedge Loss - per MCF                      $    (0.54)   $    (0.09)   $    (0.45)

Oil and Condensate Volume - BPD (2)              252           247             5
Average Oil Price - per barrel            $    28.71    $    27.66    $     1.05
Hedge Loss - per barrel                          $--    $    (1.23)   $     1.23

Natural Gas Liquids Volume - BPD (2)              36           292          (256)
Average NGL Price - per barrel            $    21.43    $    16.34    $     5.09

Other oil and gas revenue - per Mcfe      $     0.14          --      $     0.14


(1) MCFGPD - thousand cubic feet of gas per day
(2) BPD - barrels per day

FIRST QUARTER 2001 COMPARED TO THE FIRST QUARTER 2000

    Natural gas sales revenue increased 279%, from $2.8 million for the first quarter of 2000 to approximately $10.6 million for the same period in 2001. The impact of favorable natural gas prices and an increase in production was partially offset by the effect of hedging activity. The average realized price for natural gas production, excluding the effect of hedging activity, was $7.08 per Mcf for the first quarter of 2001, an increase of 169% over the 2000 first quarter average price of $2.63 per Mcf. This increase in average prices favorably impacted revenue by approximately $7.2 million (based on current quarter production). Included within natural gas revenue for the three months ended March 31, 2001 was $(874,790) representing losses from hedging activities. These losses decreased the effective natural gas price by $(0.54) per Mcf for the first quarter of 2001. For the same period in 2000, gas hedging activities resulted in a loss of $(98,370) and decreased the effective natural gas sales price for that prior period by $(0.09) per Mcf. Production volumes for natural gas for the three months ended March 31, 2001 increased 49% from 12,048 MCFGPD for the first quarter of 2000 to 17,956 MCFGPD for the comparable period in 2001. This increase in natural gas production during the first quarter of 2001 increased revenue by $1.4 million (based on 2000 first quarter average prices). The increase was due to production from 23 gross (9.3686 net) new successful exploratory and development wells drilled and completed since March 31, 2000. Offsetting the favorable impact of new production was a decrease in production volumes that primarily resulted from the disposition of certain proved producing properties effective April 1, 2000, further reduced by normal production declines from existing wells.

    Revenue from sales of oil and condensate increased 10% from $593,000 in the first quarter of 2000 to approximately $651,900 for the comparable 2001 period due primarily to higher average realized prices. The average realized price for oil and condensate in the first quarter of 2001 was $28.71 per barrel, compared to $27.66 per barrel for the same period in 2000. This increase in the average realized price received for our oil and condensate increased revenue $23,700 (based on current quarter production). No oil hedges were in place for production during the first quarter of 2001; however, in the first quarter of 2000 hedging losses of $(27,521) decreased the average realized price for oil and condensate by $(1.23) per barrel. Production volumes for oil and condensate increased 2% from 247 BPD in the first quarter of 2000 to 252 BPD for the comparable period in 2001. This slight increase in production favorably impacted quarterly revenue $7,600 (based on 2000 first quarter average prices).

    Revenue from sales of natural gas liquids (NGLs) decreased significantly from $434,700 in the first quarter of 2000 to $68,900 for the comparable 2001 period due to lower production. Production volumes for NGLs decreased 88% from 292 BPD in the first quarter of 2000 to 36 BPD for the comparable period in 2001. Due to high natural gas prices, we elected not to process much of our gas during the first quarter of 2001. This decrease in production decreased quarterly revenue $382,200 (based on 2000 first quarter average prices). The average realized price for NGLs in the first quarter of 2001 was $21.43 per barrel compared to $16.34 per barrel for the same period in 2000. This increase in the average realized price received for our NGLs increased revenue $16,300 (based on current quarter production).


   COSTS AND OPERATING EXPENSES

    Lifting costs for the three-month period ended March 31, 2001 totaled $607,910, a 38% increase compared to the same period in 2000 due primarily to high salt water disposal costs recorded in 2001 but related to prior year periods. Lifting costs were $0.34 per Mcfe for the three-month periods ended March 31, 2001 compared to $0.32 per Mcfe in the prior year period.

    Severance and ad valorem taxes for the three months ended March 31, 2001 increased 198% from $306,649 in the prior year period to $914,327 in 2001 due primarily to higher severance taxes paid on the increased revenue during the first quarter of 2001. Severance and ad valorem taxes were $0.51 per Mcfe and $0.22 per Mcfe for the three-month periods ended March 31, 2001 and 2000, respectively. The increase in expense per Mcfe is due primarily to a higher percentage of revenue related to natural gas in the first quarter of 2001 compared to the 2000 period. Severance tax averaged 7.1% for the first quarter of 2001 compared to 6.5% for the same period in 2000.

    Depletion, depreciation and amortization expense ("DD&A") expense for the first quarter of 2001 totaled $2.0 million compared to $1.8 million in the first quarter of 2000. Full cost DD&A on our oil and natural gas properties totaled $1.8 million for the first quarter of 2001 compared to $1.6 million for the same period in 2000. Depletion expense on a unit of production basis for the three-month periods ended March 31, 2001 and 2000 was $1.03 per Mcfe and $1.16 per Mcfe, respectively. For the first quarter of 2001 as compared to the prior year period, an 11% decrease in the overall depletion rate decreased depletion expense by $(233,600) while higher oil and natural gas production increased depletion expense by $443,200. The decrease in the depletion rate was primarily due to reserve revisions at December 31, 2000 and March 31, 2001. Other DD&A expense of $171,600 for the three-month period ended March 31, 2001 was slightly higher than the comparable prior period total of $169,569.

    General and administrative expenses ("G&A") for the first quarter of 2001, excluding deferred compensation expense related to restricted stock and FIN 44 requirements, increased 40% to $1,228,341, as compared to $878,779 for the three months ended March 31, 2000. The increase in G&A was primarily attributable to higher salaries and benefits, and higher professional services for the first quarter of 2001 compared to the same period in 2000. In addition, compensation expense of $100,000 was recorded in the first quarter of 2001 related to the purchase of options from a former employee. For the first quarter of 2001 and 2000, overhead reimbursement fees recorded as a reduction to G&A totaled $5,000 and $33,400, respectively. Capitalized G&A further reduced total G&A by $411,000 and $413,400 for the three months ended March 31, 2001 and 2000, respectively. G&A on a unit of production basis for the three-month periods ended March 31, 2001 and 2000 was $0.69 per Mcfe ($0.64 per Mcfe excluding the compensation expense) and $0.63 per Mcfe, respectively.

    Deferred compensation expense for the first quarter of 2001 was a net credit of $(709,157), or $(0.08) per share. A non-cash credit to deferred compensation expense of $(755,372), or $(0.08) per share before income taxes or $(649,620), or $(0.07) per share after income taxes was recorded for the three months ended March 31, 2001 related to FASB Interpretation No. ("FIN") 44, "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION". In December 2000, a non-cash charge of $899,548, or $0.10 per share, was required in accordance with FIN 44. FIN 44 requires, among other things, a non-cash charge to compensation expense if the price of Edge's common stock on the last trading day of a reporting period is greater than the exercise price of certain options. FIN 44 could also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of the prior period, but not below the exercise price of the options. We adjust deferred compensation expense upward or downward on a monthly basis based on the trading price at the end of each such period as necessary to comply with FIN 44. The adjustment is related only to the non-qualified stock options granted to employees and directors in prior years and re-priced in May of 1999, as well as certain options newly issued in conjunction with the repricing. At March 31, 2001, the price of Edge's common stock had declined from the price at December 31, 2000 resulting in the credit to deferred compensation expense for the three months ended March 31, 2001. Partially offsetting this credit was the amortization of compensation expense of $46,215 related to restricted stock grants.

    Unearned compensation expense was fully amortized in 2000 and as a result, no expense was reported for the first quarter of 2001 compared to $8,589 for the first quarter of 2000.

    Interest expense totaled $7,894 for the first quarter of 2001 compared to $44,079 in the first quarter of 2000. Gross interest expense was $32,296 for the first quarter of 2001 on weighted average debt of approximately $1.9 million compared to gross interest expense of $175,081 on weighted average debt of approximately $7.4 million for the same prior year period. Capitalized interest in the first quarter of 2001 totaled $24,402 compared to $131,002 in the first quarter of 2000. Deferred loan costs totaled $25,811 for the three months ended March 31, 2001 compared to no costs in the 2000 period. Interest income totaled $22,901 for the three months ended March 31, 2001 and $13,233 for the 2000 period.

     Based on our current expectation of net income for the year ended 2001, we anticipate utilizing all of our available net tax assets during 2001. As a result, a provision for deferred taxes was included in our first quarter results of approximately $1.0 million, or $0.11 per share. No expense (benefit) was recorded for the three-month period ended March 31, 2000 due to the estimated deferred tax asset at that time.

    For the first quarter of 2001, we reported net income of $6,450,516 or $0.70 basic earnings per share, compared to net income of $359,271, or $0.04 basic earnings per share, for the same period in 2000. Pro forma net income, excluding the non-cash compensation cost related to FIN 44, was $5,800,896, or $0.63 per share. Weighted average shares outstanding increased from approximately 9,182,023 shares for the three months ended March 31, 2000 to 9,223,976 shares in the comparable 2001 period. The increase was due primarily to the exercise of stock options and the issuance of common stock related to a 2000 restricted stock grant.


    LIQUIDITY AND CAPITAL RESOURCES

    Our primary cash needs are for exploration, development and acquisition of oil and gas properties, and repayment of principal and interest on outstanding debt. Due to our active exploration and development and technology enhancement programs, we have experienced and expect to continue to experience substantial working capital requirements. We intend to fund our remaining 2001 capital expenditures, commitments and working capital requirements through cash flows from operations, and to the extent necessary other financing activities. The projected 2001 cash flows from operations are expected to be sufficient to fund our budgeted exploration and development program and to provide additional working capital. We believe we will be able to generate capital resources and liquidity sufficient to fund our capital expenditures and meet such financial obligations as they come due. In the event such capital resources are not available us, drilling and other activities may be curtailed.


LIQUIDITY

    We had cash and cash equivalents at March 31, 2001 of $3.1 million consisting primarily of short-term money market investments, as compared to $247,981 at December 31, 2000, revised for a change in reporting presentation. Our working capital surplus was $8.9 million at March 31, 2001, as compared to $2.9 million at December 31, 2000, as revised, and our ratio of current assets to current liabilities was 5.2:1 at March 31, 2001 compared to 1.4:1 at December 31, 2000. At March 31, 2001, no borrowings were outstanding under our Credit Facility. At December 31, 2000, borrowings totaled $3.0 million. Excluding such current portion of long-term debt, we had a working capital surplus of $5.9 million at December 31, 2000 and our ratio of current assets to current liabilities excluding the current portion of long-term debt was 2.5:1 at December 31, 2000. Our working capital surplus and increased current ratio at March 31, 2001 resulted primarily from our ability to reduce accounts payable and accrued liabilities with the strong cash flow from operations.

CASH FLOWS

    Cash flows provided by operations were $8.2 million and $1.6 million for the three months ended March 31, 2001 and 2000, respectively. The increase in cash flows provided by operations for the three months ended March 31, 2001 is primarily due to an increase in net income from $359,271 in the first quarter of 2000 to $6.5 million for the same period in 2001. First quarter 2001 was a record in both revenue and net income, allowing us the flexibility to repay borrowings and reduce current liabilities. Working capital usage for the three months ended March 31, 2001 was $489,100 as compared to $509,200 for the same period in 2000. Operating cash flows, before changes in working capital, were $8.7 million and $2.2 million for the three months ended March 31, 2001 and 2000, respectively. Operating cash flow should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

    Cash used in investing activities totaled $2.6 million for the three months ended March 31, 2001 compared to $1.1 million used in the same period of 2000. Capital expenditures during the three months ended March 31, 2001 were approximately $2.6 million as compared to $1.7 million during the same period in 2000. We expended $1.2 million in our drilling operations resulting in the drilling of 2 gross (0.8155 net) wells during the first quarter of 2001 as compared to 4 gross (1.06 net) wells during the same period in 2000. Since March 31, 2001, we have drilled one successful gross well and one gross well is currently drilling. In addition to capital expenditures for drilling operations, approximately $1.0 million was expended on land and seismic activities. The remaining cost capitalized to oil and natural gas properties was internal G&G and interest of approximately $435,400. Total capital expenditures for 2001 are expected to be approximately $21.6 million. For the three months ended March 31, 2000, other investing activity also included proceeds from the sale of oil and natural gas properties of $583,400.

    Cash used in financing activities totaled $2.8 million for the three months ended March 31, 2001 and included borrowings of $1.0 million and repayments of $4.0 million under our Credit Facility. Other financing activities included net proceeds from the exercise of stock options of $174,076. For the three months ended March 31, 2000, cash provided by financing activities totaled $400,000 which included borrowings of $850,000 and repayments of $450,000.


   CREDIT FACILITY

      During the first quarter of 2001, we repaid all amounts borrowed under our Credit Facility and as of March 31, 2001, no borrowings were outstanding. Future borrowings under the Credit Facility, if any, will bear interest at a rate equal to prime plus 0.50% or LIBOR plus 2.75%. The Credit Facility matures October 2, 2002 and is secured by substantially all of our assets.

      Originally the borrowing base under the Credit Facility was $5 million and was subject to automatic reductions at a rate of $300,000 per month beginning February 28, 2001. In March 2001, the Credit Facility was amended to increase the borrowing base to $14 million, and to eliminate the $300,000 per month automatic reduction. The borrowing base will be redetermined on a semi-annual basis.

      The Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of oil and natural gas properties or other collateral, engaging in merger or consolidation transactions. The Credit Facility also prohibits dividends and certain distributions of cash or properties and certain liens. The Credit Facility also contains certain financial covenants. The EBITDA to Interest Expense Ratio requires that (a) consolidated EBITDA, as defined in the agreement, of the Company for the four fiscal quarters then ended to (b) the consolidated interest expense of the Company for the four fiscal quarters then ended, to not be less than 3.5 to 1.0. The Working Capital ratio requires that the amount of the Company's consolidated current assets less its consolidated liabilities, as defined in the agreement, be at least $1.0 million. The Allowable Expenses ratio requires that (a) the aggregate amount of the Company's year to date consolidated general and administrative expenses for the period from January 1 of such year through the fiscal quarter then ended to (b) the Company's year to date consolidated oil and gas revenue, net of hedging activity, for the period from January 1 of such year through the fiscal quarter then ended, to be less than .40 to 1.0. At March 31, 2001, the Company was in compliance with the above mentioned covenants.


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


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

        We are exposed to market risk from changes in interest rates and commodity prices. We use a Credit Facility, which has a floating interest rate, to finance a portion of our operations. We are not subject to fair value risk resulting from changes in our floating interest rates. The use of floating rate debt instruments provides a benefit due to downward interest rate movements but does not limit us to exposure from future increases in interest rates. At March 31, 2001, no borrowings were outstanding under our Credit Facility.

        In the normal course of business we enter into hedging transactions, including commodity price collars and swaps, to mitigate our exposure to commodity price movements, but not for trading or speculative purposes. In December 2000, due to the instability of natural gas prices and to achieve a more predictable cash flow, we had in place a natural gas collar for a portion of our year 2001 natural gas production. The natural gas collar covered 4,000 MMbtu per day for the period January 1, 2001 to December 31, 2001 at a floor of $4.50 per MMbtu and a ceiling of $6.70 per MMbtu. On January 3, 2001, we closed out the hedge for the period February 1, 2001 to December 31, 2001 at a cost of $547,760. Currently, there are no natural gas collars in place for any future periods.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS


      From time to time we are a party to various legal proceedings arising in the ordinary course of business. While the outcome of lawsuits cannot be predicted with certainty, we are not currently a party to any proceeding that we believe, if determined in a manner adverse to us, could have a potential material adverse effect on our financial condition, results of operations or cash flows except for the litigation described below. We do not believe that the ultimate outcome of this litigation will have a material adverse effect on us.

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

        During the week of December 11-15, 2000, BNP tried its counterclaims against Edge, and Edge presented its defenses to the counterclaims. BNP presented evidence that its damages were in the amounts of $19.6 million for the alleged lost sale of the properties, $35 million for loss of the lease development opportunity, and $308 million for loss of the opportunity related to participation in the 3-D seismic project. During the course of the trial, Edge presented its motion for summary judgment on the counterclaims based on the doctrine of absolute judicial proceeding privilege. The judge partially granted Edge's motion for summary judgment as it related to the filing of the lis pendens, but denied it with regard to the other allegations of BNP. The judge also granted Edge's plea in abatement relating to the breach of the confidentiality agreement, ruling that the District Court in Harris County has dominant jurisdiction of that issue. At the conclusion of this trial, the court took the matter under advisement. The parties have filed overviews of the evidence, proposed findings of fact and conclusions of law and proposed charges. The court has not yet ruled but has requested that the parties file proposed forms of judgment, which the parties have now done.

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


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS................   None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES..........................   None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......   None

ITEM 5 - OTHER INFORMATION........................................   None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.........................


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

+4.5 -- Letter Agreement dated March 23, 2001 by and between Edge Petroleum Corporation, Edge Petroleum Exploration Company and Edge Petroleum Operating Company, Inc. (collectively, the "Borrowers") and Union Bank Of California, N.A., a national banking association, as Agent for itself and as lender. (Incorporated by Reference from exhibit 4.5 to the Company's Annual Report on Form 10-K for the annual period ended December 31, 2000).


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


                           EDGE PETROLEUM CORPORATION,
                             A DELAWARE CORPORATION
                                  (REGISTRANT)



DATE           5/15/01              /s/     JOHN W. ELIAS
-------------------------         ---------------------------------
                                            John W. Elias
                                      Chief Executive Officer and
                                          Chairman of the Board

DATE           5/15/01               /s/   MICHAEL G. LONG
-------------------------         ---------------------------------
                                           Michael G. Long
                                      Senior Vice President and
                                  Chief Financial and Accounting Officer