Form 10-Q
period 2001-06-30
EDGE PETROLEUM CORP
filed 2001-08-14
CIK 1021010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from._________ to _________

Commission file number 0-22149

EDGE PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	76-0511037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Texaco Heritage Plaza
1111 Bagby, Suite 2100
Houston, Texas 77002
(Address of principal executive offices)

(713) 654-8960
(Registrant’s telephone number, including area code)

             Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

             Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 10, 2001

Common Stock	9,304,046

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EDGE PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2001	December 31, 2000

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,356,706	$247,981
Accounts receivable, trade, net of allowance of $300,000 and $0 at June 30, 2001 and December 31, 2000, respectively	4,489,968	8,752,871
Accounts receivable, joint interest owners, net of allowance of $163,000 at each of June 30, 2001 and December 31, 2000	388,684	369,524
Accounts receivable, related parties	1,295	22,410
Other current assets	783,083	298,973

Total current assets	12,019,736	9,691,759
PROPERTY AND EQUIPMENT, Net – full cost method of accounting for oil and natural gas properties	51,015,322	47,242,409
OTHER ASSETS	329,788	7,788

TOTAL ASSETS	$63,364,846	$56,941,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, trade	$578,983	$1,277,440
Accrued liabilities	2,689,229	2,484,865
Accrued interest payable	--	50,385
Current portion of long-term debt	--	3,000,000

Total current liabilities	3,268,212	6,812,690
DEFERRED INCOME TAX	781,595	--
LONG-TERM DEBT	--	--

Total liabilities	4,049,807	6,812,690

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	--	--
Common stock, $0.01 par value; 25,000,000 shares authorized; 9,304,139 shares and 9,186,071 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	93,041	91,861
Additional paid-in capital	55,938,003	56,247,130
Retained earnings (accumulated deficit)	3,296,783	(6,209,725)
Accumulated other comprehensive loss	(12,788)	--

Total stockholders’ equity	59,315,039	50,129,266

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,364,846	$56,941,956

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

OIL AND NATURAL GAS REVENUE	$8,045,144	$4,682,839	$19,568,215	$8,493,760

OPERATING EXPENSES:
Lifting costs	695,416	572,153	1,303,326	1,011,962
Severance and ad valorem taxes	629,407	304,143	1,543,734	610,792
Depletion, depreciation and amortization	2,464,897	2,190,510	4,463,556	3,977,488
General and administrative expenses	1,410,128	1,011,158	2,638,469	1,889,937
Deferred compensation expense	10,409	--	(698,748)	--
Unearned compensation expense	--	8,589	--	17,178

Total operating expenses	5,210,257	4,086,553	9,250,337	7,507,357

OPERATING INCOME	2,834,887	596,286	10,317,878	986,403

OTHER INCOME AND EXPENSE:
Loss on sale of investment in Frontera	--	(354,733)	--	(354,733)
Interest income	55,928	13,637	78,829	26,870
Interest expense and amortization of deferred loan costs	(74,899)	(46,599)	(108,604)	(90,678)

INCOME BEFORE INCOME TAXES	2,815,916	208,591	10,288,103	567,862
INCOME TAX BENEFIT (EXPENSE)	240,076	--	(781,595)	--

NET INCOME	$3,055,992	$208,591	$9,506,508	$567,862

BASIC EARNINGS PER SHARE	$0.33	$0.02	$1.03	$0.06

DILUTED EARNINGS PER SHARE	$0.31	$0.02	$0.97	$0.06

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	9,289,027	9,179,309	9,256,680	9,178,407

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	9,867,502	9,334,381	9,834,664	9,284,146

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock

	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE, JANUARY 1, 2001	9,186,071	$91,861	$56,247,130	$(6,209,725)	$--	$50,129,266
Exercise of stock options	75,965	759	390,042			390,801
Issuance of stock	42,103	421	(421)			--
Deferred compensation expense			(698,748)			(698,748)
Transition adjustment					(1,137,221)	(1,137,221)
Amortization of hedging loss					924,332	924,332
Change in valuation of hedge loss					200,101	200,101
Net income				9,506,508		9,506,508

BALANCE, JUNE 30, 2001	9,304,139	$93,041	$55,938,003	$3,296,783	$(12,788)	$59,315,039

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,506,508	$567,862
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	781,595	--
Depletion, depreciation and amortization	4,463,556	3,977,488
Bad debt expense	300,000	--
Amortization of deferred loan costs	50,710	--
Deferred loss from derivative activity	(12,788)	--
Deferred compensation	(698,748)	--
Unearned compensation expense	--	17,178
Loss on sale of investment to Frontera	--	354,733
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, trade	3,962,903	(800,125)
(Increase) decrease in accounts receivable, joint interest owners	(19,160)	881,541
Decrease in accounts receivable, related parties	21,115	22,341
Increase in other assets	(849,151)	(25,959)
Decrease in accounts payable, trade	(698,457)	(421,969)
Increase (decrease) in accrued liabilities	204,364	(2,287,562)
Decrease in accrued interest payable	(50,385)	--

Net cash provided by operating activities	16,962,062	2,285,528

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas property and equipment purchases	(8,236,469)	(3,498,572)
Proceeds from the sale of oil and natural gas properties and prospects	--	1,763,044
Proceeds from the sale of investment in Frontera	--	1,600,000

Net cash used in investing activities	(8,236,469)	(135,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from long-term debt	1,000,000	850,000
Payments of long-term debt	(4,000,000)	(3,000,000)
Net proceeds from issuance of common stock	390,801	--
Other	(7,669)	--

Net cash used in financing activities	(2,616,868)	(2,150,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,108,725	--
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	247,981	--

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,356,706	$--

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             The financial statements included herein have been prepared by Edge Petroleum Corporation, a Delaware corporation (“we”, “our”, “us” or the “Company”), without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited consolidated financial statements.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.  Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000.

             Concentration of Credit Risk – Substantially all of the Company’s accounts receivable result from oil and natural gas sales or joint interest billings to third parties in the oil and natural gas industry.  This concentration of customers and joint interest owners may impact the Company’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions.  Historically, the Company has not experienced significant credit losses on such receivables.  In July 2001, the Company was notified that a purchaser had not made payment for May and June production.  As a result, the Company reserved $300,000 of bad debt expense in its results for the six months ended June 30, 2001 due to the uncertainty of collecting from this purchaser.

             Reclassifications - Certain prior year balances have been reclassified to conform to current year presentation.

Accounting Pronouncements

             Derivatives – We adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) effective January 1, 2001.  The statement, as amended, requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives be reported in current earnings, unless the derivative is designated and effective as a hedge.  If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or firm commitment, then the changes in the fair value of the derivative instrument will generally be offset in the income statement by the change in the item’s fair value.  However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows then the changes in fair value of the derivative instrument will generally be reported in Other Comprehensive Income (“OCI”).  The gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the period in which earnings are impacted by the hedged item.

             We will account for our natural gas and crude oil hedge derivative instruments as cash flow hedges under SFAS 133.  Although the fair value of our derivative instruments fluctuates daily, as of January 1, 2001, the fair value of the our natural gas hedge derivative instrument was approximately ($1.1) million, which was recorded in the Consolidated Balance Sheet on January 1, 2001.  The ($1.1) million was recorded as a liability on our balance sheet as part of the transition adjustment related to our adoption of SFAS 133.  The offset to this balance sheet adjustment was a decrease to “Accumulated Other Comprehensive Income”, a component of stockholders’ equity. In early January, we closed out of our hedge obligation for the period from February 1, 2001 to December 31, 2001.  As a result, we recorded a loss on the January hedge of $389,360 and are amortizing the close out cost of $547,760 based on the forward pricing curve at the time of the close out in accordance with SFAS 133.  Included in earnings for the first half of 2001 is a charge of $924,332 representing the loss in January and the amortized portion of the close out cost as of June 30, 2001.  The unamortized balance of the close out cost of $12,788 is included in stockholders’ equity as accumulated other comprehensive loss.  As of June 30, 2001, we were not a party to any hedging activity.

             On June 29, 2001, the FASB approved its proposed SFAS No. 141, ("FAS 141")  "Business Combinations," and SFAS No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets."   Under FAS 141, all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. The provisions of the statement will apply to all business combinations initiated after June 30, 2001.

             FAS 142 will apply to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. The statement will supersede Accounting Principals Board, ("APB"), Opinion No. 17, "Intangible Assets," and will carry forward provisions in APB Opinion No.17 related to internally developed intangible assets. Adoption of FAS 142 will result in ceasing amortization of goodwill. All of the provisions of the statement should be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.

             The Company does not expect the adoption of these standards to have a material effect on its consolidated financial statements.

2.          LONG TERM DEBT

             During the first quarter of 2001, we repaid all amounts borrowed under our credit facility (the “Credit Facility”) and as of June 30, 2001 no borrowings were outstanding. Future borrowings under the Credit Facility, if any, will bear interest at a rate equal to prime plus 0.50% or LIBOR plus 2.75%.  The Credit Facility matures October 2, 2002 and is secured by substantially all of our assets.

             Originally the borrowing base under the Credit Facility was $5 million and was subject to automatic reductions at a rate of $300,000 per month beginning February 28, 2001.  In March 2001, the Credit Facility was amended to increase the borrowing base to $14 million, and to eliminate the $300,000 per month automatic reduction.  The borrowing base will be redetermined on a semi-annual basis.  The Company expects the borrowing base to be re-determined in the third quarter of 2001.

             The Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of oil and natural gas properties or other collateral, and engaging in merger or consolidation transactions. The Credit Facility also prohibits dividends and certain distributions of cash or properties and certain liens.  The Credit Facility also contains certain financial covenants. The EBITDA to Interest Expense Ratio requires that (a) consolidated EBITDA, as defined in the agreement, of the Company for the four fiscal quarters then ended to (b) the consolidated interest expense of the Company for the four fiscal quarters then ended, to not be less than 3.5 to 1.0.  The Working Capital ratio requires that the amount of the Company’s consolidated current assets less its consolidated liabilities, as defined in the agreement, be at least $1.0 million.  The Allowable Expenses ratio requires that (a) the aggregate amount of the Company’s year to date consolidated general and administrative expenses for the period from January 1 of such year through the fiscal quarter then ended to (b) the Company’s year to date consolidated oil and gas revenue, net of hedging activity, for the period from January 1 of such year through the fiscal quarter then ended, to be less than .40 to 1.0.  At June 30, 2001, the Company was in compliance with the above mentioned covenants.

3.          EARNINGS PER SHARE

             We account for earnings per share in accordance with Statement of Financial Accounting Standards No. 128 – “Earnings per Share,”  (“SFAS No. 128”) which establishes the requirements for presenting earnings per share (“EPS”).  SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the income statement.  Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period.  Diluted earnings per share assumes the exercise of all stock options and warrants, having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method.

             The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128.

	Three Months Ended June 30, 2001			Three Months Ended June 30, 2000

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common stockholders	$3,055,992	9,289,027	$0.33	$208,591	9,179,309	$0.02
Effect of Dilutive Securities:
Restricted stock		195,384	(0.01)		153,278	--
Common stock options		252,680	(0.01)		1,794
Warrants		130,411	--		--	--

Diluted EPS
Income available to common stockholders	$3,055,992	9,867,502	$0.31	$208,591	9,334,381	$0.02

	Six Months Ended June 30, 2001			Six Months Ended June 30, 2000

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Income available to common stockholders	$9,506,508	9,256,680	$1.03	$567,862	9,178,407	$0.06
Effect of Dilutive Securities:
Restricted stock		163,654	(0.02)		103,227	--
Common stock options		273,265	(0.03)		2,512
Warrants		141,065	(0.01)		--	--

Diluted EPS
Income available to common stockholders	$9,506,508	9,834,664	$0.97	$567,862	9,284,146	$0.06

4.          INCOME TAXES

             We account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes,” (“SFAS No. 109”) which provides for an asset and liability approach in accounting for income taxes.  Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.  Due to the uncertainty as to whether we would be profitable in the future, an allowance was provided to offset the tax benefits of certain tax assets.

             Based on our current expectation of net income for the year ended December 31, 2001, we anticipate utilizing all of our available net tax assets during 2001.  Our annual effective tax rate is estimated at approximately 8% at June 30, 2001.  As a result, a provision for income tax expense of $781,595, or $0.08 per share was included in our results for the six months ended June 30, 2001.  In addition, we are now paying estimated alternative minimum tax payments resulting in a deferred tax asset of $322,000 at June 30, 2001. No income tax expense was recorded for the six-month period ended June 30, 2000 as we had utilized the benefit of net operating loss carry-forwards to offset taxable income.

             The difference between the statutory federal income taxes calculated using a federal tax rate of 35% and our effective tax rate as of June 30, 2001 and 2000 are summarized as follows:

	Six Months Ended June 30,

	2001	2000

Statutory federal income taxes	$3,600,836	$198,752

Permanent differences:
Expense not deductible for tax purposes	12,014	6,321
Change in valuation allowance	(2,831,255)	(205,073)

Income tax expense	$781,595	$--

5.          EQUITY

             We account for Stock Based Compensation in accordance with Statement of Financial Accounting Standards No. 123 - “Accounting for Stock Based Compensation,” (“SFAS No. 123”).  Under SFAS No. 123, we are permitted to either record expense for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply our current accounting policy under Accounting Principles Board Opinion No. 25 (“APB No.25”) and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date.  We have elected to continue following APB No. 25.

             Effective May 21, 1999, we amended and restated the Incentive Plan.  In conjunction with those and other amendments of the Incentive Plan, we exchanged, on a voluntary basis, 556,488 outstanding nonqualified stock options of certain of our employees and directors for 326,700 new common stock options in replacement of those options.   The exercise price of the replacement options was $7.06, which represents the fair market value on the date of grant.  The replaced options have a ten-year term with 50% of the options vesting immediately on the date of grant with the remaining 50% vesting on May 21, 2000.   On May 21, 1999, in conjunction with the repricing, we also issued 99,800 new ten-year common stock options to employees, which vested 100% on May 21, 2001.  The exercise price of the new options was $7.06, which represents the fair market value on the date of grant.  On June 1, 1999 we issued 21,000 ten-year common stock options to non-employee directors with an exercise price of $7.28 per share, which represents fair market value at the date of grant, vesting 100% on June 1, 2001.

             A non-cash charge to compensation expense of $899,548, or $0.10 per share, was required in the fourth quarter of 2000 in accordance with FASB Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions involving Stock Compensation”.  FIN 44 requires, among other things, a non-cash charge to compensation expense if the price of Edge’s common stock on the last trading day of a reporting period is greater than the exercise price of certain options.  FIN 44 could also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of the prior period, but not below the exercise price of the options.  We will adjust deferred compensation expense upward or downward on a monthly basis based on the trading price at the end of each such period as necessary to comply with FIN 44.  The charge is related to the non-qualified stock options granted to employees and directors in prior years and re-priced in May of 1999, as well as certain options newly issued in conjunction with the repricing discussed above.  At June 30, 2001, the price of Edge’s common stock had declined from the price at December 31, 2000. As a result, we included a credit to deferred compensation expense of $(850,725), or $(0.09) per share before income taxes in the first half of 2001.

             During the first quarter of 2001, we purchased options exercisable for 133,645 shares of common stock from a former employee at a cost of $100,000, all of which represents compensation expense.

6.          SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

             We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.   A summary of non-cash investing and financing activities for the six months ended June 30, 2001 and 2000 is presented below:

             We issued 42,103 shares of common stock with a fair market value of $126,300 at the time of grant during the first quarter of 2001.  These shares represent one-third of the shares subject to a restricted stock grant made effective March 2, 2000.

             In connection with the sale of our investment in Frontera in the second quarter of 2000, we recorded a receivable for $2.0 million of the proceeds that was received subsequent to June 30, 2000.  Additionally, we recorded an accrued liability of $87,500 in fees associated with the sale that was paid subsequent to June 30, 2000.

             In May 2000, a portion of the annual retainer due our non-employee directors was paid by the issuance of 9,648 shares of common stock valued at $30,000, based on quoted market prices on the date of issuance.

Supplemental Disclosure of Cash Flow Information

	For the Six Months Ended June 30,

	2001	2000

Cash paid during the period for:
Interest, net of amounts capitalized	$11,986	$78,310
Estimated alternative minimum tax payments	322,000	--

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

             The impact on oil and natural gas revenue from hedging activities for the six months ended June 30, 2001 and 2000 was as follows:

							Loss

	Effective Dates						Six Months Ended June 30,

Hedge Type	Beg.	Ending	Price Per Barrel	Price Per MMBtu	Bbl Volumes Per Day	MMBtu Volumes Per Day	2001	2000

Natural Gas Collar	2/1/00	2/29/00		$ 2.20 - $2.31		9,000	$--	$(70,470)
Natural Gas Collar	3/1/00	4/30/00		$ 2.20 - $2.50		9,000	--	(135,900)
Natural Gas Collar	5/1/00	9/30/00		$ 2.05 - $2.60		6,000	--	(409,680)
Oil Swap	1/1/00	3/31/00	$25.60		150		--	(27,521)
Oil Swap	4/1/00	6/30/00	$22.87		125		--	(55,481)
Natural Gas Collar	1/1/01	1/31/01		$ 4.50 - $6.70		4,000	(389,360)	--
Amortization of close out cost of hedge							(534,972)	--

Total							$(924,332)	$(699,052)

             Our hedging activities for natural gas are entered into on a per MMbtu delivered price basis, Houston Ship Channel, with settlement for each calendar month occurring five business days following the publishing of the Inside F.E.R.C. Gas Marketing Report.

             Included within oil and natural gas revenue for the six months ended June 30, 2001 was $(924,332) representing net losses from hedging activity.  During December 2000, we entered into a natural gas collar covering 4,000 MMbtu per day for the period January 1, 2001 to December 31, 2001 with a floor of $4.50 per MMBtu and a ceiling of $6.70 per MMbtu.  For the month of January we realized a loss on hedging activity of $(389,360).  On January 3, 2001, we closed out the hedge for the period February 1, 2001 to December 31, 2001 at a cost of $547,760. In accordance with SFAS 133, this amount is amortized over the period of the hedge based on the forward pricing curve at the time the hedge was closed out.  We recorded amortization of $(534,972) in oil and natural gas revenue for the close out cost of the hedge during the first half of 2001 with the balance of $(12,788) to be amortized over the remainder of the year.  At June 30, 2001, we were not a party to any hedging activity.

             Included within oil and natural gas revenue for the six months ended June 30, 2000 was $(699,052) representing net losses from hedging activity.  During December 1999, we entered into a crude oil fixed price swap.  The number of barrels of oil per day (“BOD”) and the related fixed price subject to the oil price swap was as follows: i) January 1, 2000 – March 31, 2000, 150 BOD, swap at $25.60, ii) April 1, 2000 – June 30, 2000, 125 BOD, swap at $22.87, iii) July 1, 2000 – September 30, 2000, 60 BOD, swap at $21.47, and iv) October 1, 2000 – December 31, 2000, 50 BOD, swap at $ 20.46. During the first quarter of 2000 we entered into three natural gas collars.  The natural gas collars cover the following periods, MMbtu per day and floor and ceiling per MMbtu prices: i) February 1, 2000 – February 29, 2000, 9,000 MMbtu per day, $2.20 floor - $2.31 ceiling, ii) March 1, 2000 – April 30, 2000, 9,000 MMbtu per day, $2.20 floor - $2.50 ceiling and iii) May 1, 2000 – September 30, 2000, 6,000 MMbtu per day, $2.05 floor - $2.60 ceiling.

8.          SUBSEQUENT EVENTS

             In July 2001, the Company was notified of a potential title problem related to our lease covering certain properties in Starr County, Texas known as our North LaCopita prospect and the Neblett lease.  The lease is part of a unit that contains four wells, one of which has not yet been completed.  At this time, the ultimate outcome of the potential title problem and the impact of such outcome on the Company is uncertain.  Production in the unit was shut-in on August 10, 2001 pending final resolution of the issue.  A complete loss of the property would result in the loss to the Company of approximately 1.4 MMcfe per day of production, as of the time of shut-in, and approximately 1.4 Bcfe of proved reserves.  The Company believes that an unfavorable outcome in this matter would not have a material impact on our financial condition.

9.          COMMITMENTS AND CONTINGENCIES

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

             The Company, as one of three original plaintiffs, has filed a lawsuit against BNP Petroleum Corporation (“BNP”), Seiskin Interests, LTD, Pagenergy Company, LLC and Gap Marketing Company, LLC, as defendants, in the 229th Judicial District Court of Duval County, Texas, for fraud and breach of contract in connection with an agreement whereby BNP was obligated to drill a test well in an area known as the Slick Prospect in Duval County, Texas.  The allegations of the Company in this litigation are, in general, that BNP gave the Company inaccurate and incomplete information on which the Company relied in entering into the transaction and in making its decision not to participate in the test well and the prospect, resulting in the loss of the Company’s interest in the lease, the test well and four subsequent wells drilled in the prospect.  The Company seeks to enforce its interest in the prospect and seeks damages or rescission, as well as costs and attorneys’ fees.  The case was originally filed in Duval County, Texas on February 25, 2000.  The Company filed a lis pendens to protect its interest in the real property at issue.

             In mid-March, 2000, the defendants filed an original answer and certain counterclaims against plaintiffs, seeking unspecified damages for slander of title, tortious interference with business relations and exemplary damages.  The case proceeded to trial before the Court (without a jury) on June 19, 2000, after the plaintiffs’ were found by the court to have failed to comply with procedural requirements regarding the request for a jury.  After several days of trial, the case was recessed and later resumed on September 5, 2000.  The court at that time denied the plaintiffs’ motion for mistrial based on the court’s denial of a jury trial.  The court also ordered that the defendants’ counterclaims would be the subject of a separate trial that would commence on December 11, 2000.  The parties proceeded to try issues related to the plaintiffs’ claims on September 5, 2000.  All parties rested on the plaintiffs’ claims on September 13, 2000.  The court took the matter under advisement and has not yet announced a ruling.  Defendants filed a second amended answer and counterclaim and certain supplemental responses to a request for disclosure in which they stated that they were seeking damages in the amount of $33.5 million by virtue of an alleged lost sale of the subject properties, $17 million in alleged lost profits from other prospective contracts, and unspecified incidental and consequential damages from the alleged wrongful suspension of funds under their gas sales contract with the gas purchaser on the properties, alleged damage to relationships with trade creditors and financial institutions, including the inability to leverage the Slick Prospect, and attorneys’ fees at prevailing hourly rates in Duval County, Texas incurred in defending against plaintiffs’ claims and for 40% of any aggregate recovery in prosecuting their counterclaims.  In subsequent deposition testimony, the defendants verbally alleged $26 million of damages by virtue of the alleged lost sale of the properties (as opposed to the $33.5 million previously sought), $7.5 million of damages by virtue of loss of a lease development opportunity and $100 million of damages by virtue of the loss of a business opportunity related to BNP’s alleged inability to participate in a 3-D seismic project.

             The Company also alleged that BNP, Seiskin Interests, LTD and Pagenergy Company, LLC breached a confidentiality agreement with the plaintiffs by obtaining oil and gas leases within an area restricted by that contract. This breach of contract allegation is the subject of an additional lawsuit by plaintiffs in the 165th District Court in Harris County, Texas.  In this separate action, the Company is seeking damages as a result of defendants’ actions as well as costs and attorneys’ fees.

             During the week of December 11-15, 2000, BNP tried its counterclaims against Edge, and Edge presented its defenses to the counterclaims.  BNP presented evidence that its damages were in the amounts of $19.6 million for the alleged lost sale of the properties, $35 million for loss of the lease development opportunity, and $308 million for loss of the opportunity related to participation in the 3-D seismic project.  During the course of the trial, Edge presented its motion for summary judgment on the counterclaims based on the doctrine of absolute judicial proceeding privilege.   The judge partially granted Edge’s motion for summary judgment as it related to the filing of the lis pendens, but denied it with regard to the other allegations of BNP.   The judge also granted Edge’s plea in abatement relating to the breach of the confidentiality agreement, ruling that the District Court in Harris County has dominant jurisdiction of that issue.  At the conclusion of this trial, the court took the matter under advisement.   The parties have filed overviews of the evidence, proposed findings of fact and conclusions of law and proposed charges.   The court has not yet ruled but has requested that the parties file proposed forms of judgment, which the parties have done.

             While the Company believes it has presented sufficient legal and factual defenses to all of the defendants’ counterclaims, and has vigorously defended itself in this matter, there can be no assurance that the outcome of any portion of this litigation will be favorable to the Company.  In the possible event of a material adverse outcome on the counterclaims or related matters, there could be a material adverse effect on the Company.  In that event, the Company might well be required to post a bond in the amount of the judgment (or the portion of the counterclaim judgment for which it has liability) in order to prevent the defendants from executing on that judgment.  Depending on the amount of such a judgment, there could be no assurance that the Company could obtain such a bond or pay the judgment.  In the event of an adverse judgment, the Company would likely appeal such judgment, and the Company is optimistic about its chances for success on appeal, should such be necessary.  However, there can be no assurance as to the outcome of this matter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following is management’s discussion and analysis of certain significant factors that have affected certain aspects of our financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements.  This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q and with our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2000.

             Overview

             The following matters had a significant impact on our results of operations and financial position for the six months ended June 30, 2001:

             Commodity Prices – The average realized price for our production, before the effects of hedging activity, increased 82% from $3.07 per thousand cubic feet of gas equivalent (Mcfe) in the first half of 2000 to $5.60 per Mcfe for the comparable period this year.  Hedging activity for the six months ended June 30, 2001 resulted in a net loss of $924,332, or $0.26 per Mcfe, compared to a net loss of  $699,052, or $0.23 per Mcfe, for the same period in 2000.

             Debt – As of June 30, 2001, there were no borrowings outstanding under our Credit Facility. Our current borrowing base is $14 million and no automatic monthly reductions are required.  The borrowing base will be redetermined on a semi-annual basis.

             Deferred compensation - A non-cash charge to compensation expense of $899,548, or $0.10 per share, was required in the fourth quarter of 2000 in accordance with FASB Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions involving Stock Compensation”.  At June 30, 2001, the price of Edge’s common stock had declined from the price at December 31, 2000 and as a result, we included a credit to deferred compensation expense of $(850,725), or $(0.09) per share before income taxes in the first half of 2001.

             Income Taxes – Based on our current expectation of net income for the year ended December 31, 2001, we anticipate utilizing all of our available net tax assets during 2001.  As a result, a provision for deferred taxes of  $781,595, or $0.08 per share was included in our first half results. This represents an effective rate of 8% at June 30, 2001 compared to a 12% rate at March 31, 2001, resulting in an income tax benefit in the second quarter of $240,076, or $0.03 per share.

             RESULTS OF OPERATIONS

Revenue and Production

             Oil and natural gas revenue for the second quarter of 2001 increased 72% over the same period in 2000.  Natural gas production comprised 88% of total production on an equivalent Mcf basis and contributed 88% of total revenue for the second quarter of 2001. Oil and condensate production was 10% of total production and contributed 10% of total oil and gas revenue while natural gas liquids (NGLs) production comprised 2% of total production and contributed 1% of total oil and gas revenue.  Other oil and gas revenue related to marketing activities contributed 1% to total revenue.  In the comparable 2000 period, natural gas production comprised 79% of total production and contributed 77% of total revenue.  Oil and condensate production was 11% of total production and 14% of revenue and NGLs production comprised 10 % of total production and contributed 9% of total revenue.

             Oil and natural gas revenue for the first half of 2001 increased 130% over the same period in 2000.  Natural gas production comprised 90% of total production and contributed 90% of total revenue for the first half of 2001. Oil and condensate production was 9% of total production and contributed 7% of total oil and gas revenue while NGLs production comprised 1% of total production and contributed 1% of total oil and gas revenue.  Other oil and gas revenue related to marketing activities contributed 2% to total revenue.  In the comparable 2000 period, natural gas production comprised 79% of total production and contributed 75% of total revenue.  Oil and condensate production was 10% of total production and 15% of revenue and NGLs production comprised 11% of total production and contributed 10% of total revenue.

             The following table summarizes volume and price information with respect to our oil and gas production for the quarter and year-to-date periods ended June 30, 2001 and 2000:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,

	2001	2000	Increase (Decrease)	2001	2000	Increase (Decrease)

Gas Volume – MCFGPD (1)	17,697	13,994	3,703	17,826	13,021	4,805
Average Gas Price – per MCF	$4.43	$3.25	$1.18	$5.75	$2.96	$2.79
Hedge Loss – per MCF	$(0.03)	$(0.41)	$0.38	$(0.29)	$(0.26)	$(0.03)

Oil and Condensate Volume – BPD (2)	333	320	13	293	283	10
Average Oil Price – per barrel	$25.90	$24.03	$1.87	$27.10	$25.61	$1.49
Hedge Loss – per barrel	$—	$(1.91)	$1.91	$—	$(1.61)	$1.61

Natural Gas Liquids Volume – BPD (2)	63	293	(230)	49	292	(243)
Average NGL Price – per barrel	$16.27	$15.60	$0.67	$18.12	$15.97	$2.15

Other oil and gas revenue – per Mcfe	$0.05	--	$0.05	$0.09	--	$0.09

(1)	MCFGPD – thousand cubic feet of gas per day
(2)	BPD – barrels per day

Second Quarter 2001 Compared to the Second Quarter 2000

             Natural gas sales revenue increased 95%, from $3.6 million for the second quarter of 2000 to $7.1 million for the same period in 2001 due primarily to the impact of favorable natural gas prices and an increase in production.  In addition, losses from gas hedging activity were significantly lower in the second quarter of 2001 compared to the same period in 2000. The average realized price for natural gas production, excluding the effect of hedging activity, was $4.43 per Mcf for the second quarter of 2001, an increase of 36% over the 2000-second quarter average price of $3.25 per Mcf.  This increase in average prices favorably impacted revenue by approximately $1.9 million (based on current quarter production). Included within natural gas revenue for the three months ended June 30, 2001 was $(49,500) representing losses from hedging activities.  These losses decreased the effective natural gas price by $(0.03) per Mcf for the second quarter of 2001.  For the same period in 2000, gas hedging activities resulted in a loss of $(517,680) and decreased the effective natural gas sales price for that prior period by $(0.41) per Mcf.  Production volumes for natural gas for the three months ended June 30, 2001 increased 26% from 13,994 MCFGPD for the second quarter of 2000 to 17,697 MCFGPD for the comparable period in 2001.  This increase in natural gas production during the second quarter of 2001 increased revenue by $1.1 million (based on 2000 second quarter average prices).  The increase was due to production from 22 gross (10.09 net) new successful exploratory and development wells drilled and completed since June 30, 2000.   Offsetting the favorable impact of new production was a decrease in production volumes that primarily resulted from the disposition of certain proved producing properties effective April 1, 2000, further reduced by normal production declines from existing wells.

             Revenue from sales of oil and condensate increased 22% from $643,800 in the second quarter of 2000 to approximately $785,000 for the comparable 2001 period due primarily to higher average realized prices and the absence of losses from oil hedging activities in the 2001 period.  The average realized price for oil and condensate in the second quarter of 2001 was $25.90 per barrel compared to $24.03 per barrel for the same period in 2000. This increase in the average realized price received for our oil and condensate increased revenue $56,600 (based on current quarter production).  No oil hedges were in place for production during the second quarter of 2001; however, in the second quarter of 2000 hedging losses of $(55,500) decreased the average realized price for oil and condensate by $(1.91) per barrel. Production volumes for oil and condensate increased 4% from 320 BPD in the second quarter of 2000 to 333 BPD for the comparable period in 2001.  This slight increase in production favorably impacted quarterly revenue by $29,200 (based on 2000 second quarter average prices).

             Revenue from sales of natural gas liquids (NGLs) decreased significantly from $415,500 in the second quarter of 2000 to $93,300 for the comparable 2001 period due to lower production. Production volumes for NGLs decreased 78% from 293 BPD in the second quarter of 2000 to 63 BPD for the comparable period in 2001.  Due to high natural gas prices, we elected not to process much of our gas during the first half of 2001.  This decrease in production decreased quarterly revenue $326,000 (based on 2000 second quarter average prices).  The average realized price for NGLs in the second quarter of 2001 was $16.27 per barrel compared to $15.60 per barrel for the same period in 2000.  This increase in the average realized price received for our NGLs increased revenue $3,800 (based on current quarter production).

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

             Natural gas sales revenue increased 175%, from $6.4 million for the first half of 2000 to approximately $17.6 million for the same period in 2001.  The impact of favorable natural gas prices and an increase in production was partially offset by the effect of hedging activity. The average realized price for natural gas production, excluding the effect of hedging activity, was $5.75 per Mcf for the first half of 2001, an increase of 94% over the average price for the first six months of 2000 of $2.96 per Mcf.  This increase in average prices favorably impacted revenue by approximately $9.0 million (based on current year-to-date production). Included within natural gas revenue for the six months ended June 30, 2001 was $(924,332) representing losses from hedging activities.  These losses decreased the effective natural gas price by $(0.29) per Mcf for the first half of 2001.  For the same period in 2000, gas hedging activities resulted in a loss of $(616,050) and decreased the effective natural gas sales price for that prior period by $(0.26) per Mcf.  Production volumes for natural gas for the six months ended June 30, 2001 increased 37% from 13,021 MCFGPD for the first half of 2000 to 17,826 MCFGPD for the comparable period in 2001.  This increase in natural gas production during the first six months of 2001 increased revenue by $2.5 million (based on 2000 first half average prices).  The increase was due to production from 22 gross (10.09 net) new successful exploratory and development wells drilled and completed since June 30, 2000.   Offsetting the favorable impact of new production was a decrease in production volumes that primarily resulted from the disposition of certain proved producing properties effective April 1, 2000, further reduced by normal production declines from existing wells.

             Revenue from sales of oil and condensate increased 16% from $1.2 million in the first half of 2000 to approximately $1.4 million for the comparable 2001 period due primarily to higher average realized prices and the absence of losses from oil hedging activities in 2001.  The average realized price for oil and condensate in the first half of 2001 was $27.10 per barrel, compared to $25.61 per barrel for the same period in 2000. This increase in the average realized price received for our oil and condensate increased revenue $78,900 (based on current year-to-date production).  No oil hedges were in place for production during the first half of 2001; however, in the comparable 2000 period hedging losses of $(83,002) decreased the average realized price for oil and condensate by $(1.61) per barrel. Production volumes for oil and condensate increased 4% from 283 BPD in the first half of 2000 to 293 BPD for the comparable period in 2001. This slight increase in production favorably impacted year-to-date revenue $38,100 (based on 2000 first half average prices).

             Revenue from sales of natural gas liquids (NGLs) decreased significantly from $850,164 in the first half of 2000 to $162,158 for the comparable 2001 period due to lower production. Production volumes for NGLs decreased 83% from 292 BPD in the first half of 2000 to 49 BPD for the comparable period in 2001.  Due to high natural gas prices, we elected not to process much of our gas during the first six months of 2001.  This decrease in production decreased year-to-date revenue $707,200 (based on 2000 first half average prices).  The average realized price for NGLs in the first six months of 2001 was $18.12 per barrel compared to $15.97 per barrel for the same period in 2000.  This increase in the average realized price received for our NGLs increased revenue $19,200 (based on current year-to-date production).

             Costs and Operating Expenses

             Lifting costs for the three-month period ended June 30, 2001 totaled $695,416, a 22% increase compared to the same period in 2000 and averaging $0.38 per Mcfe for the three-month period ended June 30, 2001 compared to $0.36 per Mcfe in the prior year period.  For the six-month period ended June 30, 2001, lifting costs totaled $1.3 million, a 29% increase compared to the same period in 2000.  Lifting costs were $0.36 per Mcfe for the six-month period ended June 30, 2001 compared to $0.34 per Mcfe in the prior year period.  The increase in costs was due primarily to high saltwater disposal and natural gas processing costs recorded in 2001.

             Severance and ad valorem taxes for the three months ended June 30, 2001 increased 107% from $304,143 in the prior year period to $629,407 in the second quarter of 2001.  Severance and ad valorem taxes for the six months ended June 30, 2001 increased 153% from $610,792 in the prior year period to over $1.5 million in 2001.  The increase in severance and ad valorem taxes in each of the 2001 periods was due primarily to higher severance taxes paid on the increased revenue during the first half of 2001.  Severance tax averaged 7.1% of revenue for the first half of 2001 compared to 5.95% for the same period in 2000.

             Depletion, depreciation and amortization expense (“DD&A”) expense for the three-month and six month periods ended June 30, 2001 totaled $2.5 million and $4.5 million, respectively, compared to $2.2 million and $4.0 million in the same periods of 2000.  Full cost DD&A on our oil and natural gas properties totaled $2.3 million for the second quarter of 2001 compared to $2.0 million for the same period in 2000. Depletion expense on a unit of production basis for the three-month periods ended June 30, 2001 and 2000 was $1.26 per Mcfe for both periods.  For the six months ended June 30, 2001 depletion on our oil and natural gas properties totaled $4.1 million compared to $3.6 million for the same period in 2000. Depletion expense on a unit of production basis for the six-month periods ended June 30, 2001 and 2000 was $1.15 per Mcfe and $1.21 per Mcfe, respectively.  For the first half of 2001 as compared to the prior year period, a 6% decrease in the overall depletion rate decreased depletion expense by $(243,900) while higher oil and natural gas production increased depletion expense by $728,000. The decrease in the depletion rate was primarily due to reserve revisions at December 31, 2000.  Other DD&A expense totaled $169,500 and $341,179 for the three-month and six-month periods ended June 30, 2001, slightly higher than the comparable prior period totals of $169,500 and $339,219, respectively.

             General and administrative expenses (“G&A”) for the second quarter of 2001 increased 39% to $1.4 million, as compared to $1.0 million for the three months ended June 30, 2000.  For the second quarter of 2001 and 2000, overhead reimbursement fees recorded as a reduction to G&A totaled $75,300 and $29,600, respectively.  Capitalized G&A further reduced total G&A by $411,000 and $348,900 for the three months ended June 30, 2001 and 2000, respectively.  For the six months ended June 30, 2001, G&A, excluding deferred compensation expense related to restricted stock and FIN 44 requirements, increased 40% to $2.6 million, as compared to $1.9 million for the comparable prior year period.    For the first six months of 2001 and 2000, overhead reimbursement fees recorded as a reduction to G&A totaled $80,700 and $63,000, respectively.  Capitalized G&A further reduced total G&A by $722,000 and $762,300 for the six months ended June 30, 2001 and 2000, respectively.  The increase in G&A for both periods was primarily attributable to bad debt expense reserved in 2001, higher salaries and benefits, and higher professional services for the first half of 2001 compared to the same period in 2000.  In addition, compensation expense of $100,000 was recorded in the first quarter of 2001 related to the purchase of options from a former employee.  G&A on a unit of production basis for the six-month periods ended June 30, 2001 and 2000 was $0.73 per Mcfe ($0.65 per Mcfe excluding the bad debt expense) and $0.63 per Mcfe, respectively.

             Deferred compensation expense for the three-month and six-month periods ended June 30, 2001 was a net charge of $10,409 and a net credit of $(698,748), respectively.  A non-cash credit to deferred compensation expense of $(95,400), or $(0.01) per share before income taxes was recorded for the three months ended June 30, 2001 related to FIN 44.   Offsetting this credit was the amortization of compensation expense of $105,800 related to restricted stock grants.  For the first half of 2001, a non-cash credit to deferred compensation expense of $(850,725), or $(0.09) per share before income taxes was recorded related to FIN 44.   In December 2000, a non-cash charge of $899,548, or $0.10 per share, was required in accordance with FIN 44.   FIN 44 requires, among other things, a non-cash charge to compensation expense if the price of Edge’s common stock on the last trading day of a reporting period is greater than the exercise price of certain options.  FIN 44 also results in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of the prior period, but not below the exercise price of the options.  We adjust deferred compensation expense upward or downward on a monthly basis based on the trading price at the end of each such period as necessary to comply with FIN 44.  The adjustment is related only to the non-qualified stock options granted to employees and directors in prior years and re-priced in May of 1999, as well as certain options newly issued in conjunction with the repricing.  At June 30, 2001, the price of Edge’s common stock had declined from the price at December 31, 2000 resulting in the credit to deferred compensation expense for the six months ended June 30, 2001.  Partially offsetting this credit was the amortization of compensation expense for the six-month period of $151,977 related to restricted stock grants.

             Unearned compensation expense was fully amortized in 2000 and as a result, no expense was reported for the first half of 2001.   For the three-month and six-month periods ended June 30, 2000 unearned compensation expense totaled $8,589 and $17,178, respectively.

             Interest expense totaled $74,899 for the second quarter of 2001 compared to $46,599 in the same quarter of 2000.  No debt was outstanding during the second quarter of 2001; however, finance costs of $50,000 were paid to maintain our current available borrowings of $14 million.  Gross interest expense was $150,526 for the second quarter of 2000 on weighted average debt of approximately $6.1 million.  No interest was capitalized in the second quarter of 2001 compared to $71,927 in the second quarter of 2000.  Deferred loan costs totaled $24,899 for the three months ended June 30, 2001 compared to no costs in the 2000 period.  For the six months ended June 30, 2001, interest expense totaled $108,604, including $50,000 of finance costs, compared to $90,678 in the same period of 2000.  Gross interest expense was $64,600 for the first half of 2001 on weighted average debt of approximately $1.0 million compared to gross interest expense of $325,600 on weighted average debt of approximately $6.7 million for the same prior year period.  Capitalized interest in the first half of 2001 totaled $24,400 compared to $234,900 in the first half of 2000.  Deferred loan costs totaled $50,710 for the six months ended June 30, 2001 compared to no costs in the 2000 period.  Interest income totaled $55,928 for the second quarter of 2001 and $13,637 for the same 2000 period.  Interest income totaled $78,829 for the first half of 2001 and $26,870 for the comparable 2000 period.   Other income (expense) for the three-month and six-month periods ending June 30, 2000 also included the loss on the sale of our investment in Frontera of $(354,733), or $(0.04) per share.

             Based on our current expectation of net income for the year ended 2001, we anticipate utilizing all of our available net tax assets during 2001.  A provision for deferred taxes was included in our first quarter 2001 results of approximately $(1.0) million, or $(0.11) per share, an effective rate of approximately 12%.  At June 30, 2001, we revised our estimated effective tax rate for the year to 8% based on current forecast information.  Income tax expense for the six months ended June 30, 2001 at the current effective rate was $(781,595) or  $(0.08) per share.  As a result of this change in the effective rate, an income tax benefit was reported for the quarter ended June 30, 2001 of $240,076.  No expense (benefit) was recorded for the three-month or six-month periods ended June 30, 2000 due to the estimated deferred tax asset at that time.

             For the second quarter of 2001, we reported net income of $3,055,992 or $0.33 basic earnings per share, compared to net income of  $208,591, or $0.02 basic earnings per share, for the same period in 2000.  Pro forma net income, excluding the non-cash compensation credit related to FIN 44, was $2,967,883, or $0.32 per share, for the second quarter of 2001. Weighted average shares outstanding increased from approximately 9,179,309 shares for the three months ended June 30, 2000 to 9,289,027 shares in the comparable 2001 period.  The increase was due primarily to the exercise of stock options and the issuance of common stock related to a 2000 restricted stock grant.

             For the six months ended June 30, 2001, we reported net income of $9,506,508 or $1.03 basic earnings per share, compared to net income of  $567,862, or $0.06 basic earnings per share, for the same period in 2000.  Pro forma net income, excluding the non-cash compensation credit related to FIN 44, was $8,720,413, or $0.95 per share. Weighted average shares outstanding increased from approximately 9,178,407 shares for the six months ended June 30, 2000 to 9,256,680 shares in the comparable 2001 period.  The increase was due primarily to the exercise of stock options and the issuance of common stock related to a 2000 restricted stock grant.

             LIQUIDITY AND CAPITAL RESOURCES

             Our primary cash needs are for exploration, development and acquisition of oil and gas properties, and repayment of principal and interest on outstanding debt. Due to our active exploration and development and technology enhancement programs, we have experienced and expect to continue to experience substantial working capital requirements.  We intend to fund our remaining 2001 capital expenditures, commitments and working capital requirements through cash flows from operations, and to the extent necessary other financing activities.  At our August 1, 2001 meeting of the Board of Directors, we approved an increase in our capital budget for the year 2001 from $23.3 million to $28.1 million.  We believe we will be able to generate capital resources and liquidity sufficient to fund our capital expenditures and meet such financial obligations as they come due.  In the event such capital resources are not available us, drilling and other activities may be curtailed.

Liquidity

             We had cash and cash equivalents at June 30, 2001 of $6.4 million consisting primarily of short-term money market investments, as compared to $247,981 at December 31, 2000.  Our working capital surplus was $8.8 million at June 30, 2001, as compared to $2.9 million at December 31, 2000, as revised. Our ratio of current assets to current liabilities was 3.7:1 at June 30, 2001 compared to 1.4:1 at December 31, 2000. At June 30, 2001, no borrowings were outstanding under our Credit Facility.  At December 31, 2000, borrowings totaled $3.0 million.  Excluding such current portion of long-term debt at December 30, 2000, we had a working capital surplus of $5.9 million and our ratio of current assets to current liabilities was 2.5:1.  Our increases in working capital surplus and current ratio at June 30, 2001 resulted primarily from our ability to reduce accounts payable and accrued liabilities with the strong cash flow from operations.

Cash Flows

             Cash flows provided by operations were $16.9 million and $2.3 million for the six months ended June 30, 2001 and 2000, respectively.  The increase in cash flows provided by operations is primarily due to an increase in net income from $567,862 in the first half of 2000 to $9.5 million for the same period in 2001.  The six-month period ended June 30, 2001 was a record for us in terms of both revenue and net income, allowing us the flexibility to repay borrowings and reduce current liabilities.  Improvements in working capital for the six months ended June 30, 2001 increased cash flow $2.6 million as compared to working capital usage of $(2.6) million for the same period in 2000. Operating cash flows, before changes in working capital, were $14.4 million and $4.9 million for the six months ended June 30, 2001 and 2000, respectively.  Operating cash flow should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

             Cash used in investing activities totaled $8.2 million for the six months ended June 30, 2001 compared to $135,528 used in the same period of 2000.  Capital expenditures during the six months ended June 30, 2001 were approximately $8.2 million as compared to $3.5 million during the same period in 2000.  We expended $3.8 million in our drilling operations resulting in the drilling of 5 gross (3.27 net) wells during the first half of 2001 as compared to 7 gross (1.84 net) wells during the same period in 2000.  Since June 30, 2001, we have drilled four successful gross wells.  Currently, one gross well is testing and three gross wells are drilling.  In addition to capital expenditures for drilling operations, approximately $1.2 million was incurred on currently producing properties and $2.3 million was expended on land and seismic activities.  The remaining cost capitalized to oil and natural gas properties was internal G&G and interest of approximately $846,400.  Total capital expenditures for 2001 are expected to be approximately $28.1 million. For the six months ended June 30, 2000, other investing activity also included proceeds from the sale of oil and natural gas properties of $1.8 million and proceeds from the sale of our investment in Frontera of $1.6 million.

             Cash used in financing activities totaled $2.6 million for the six months ended June 30, 2001 and included borrowings of $1.0 million and repayments of $4.0 million under our Credit Facility.   Other financing activities included net proceeds from the exercise of stock options of $390,801.  For the six months ended June 30, 2000, cash used in financing activities totaled $2.15 million, which included borrowings of $850,000 and repayments of $3,000,000.

             Credit Facility

             During the first quarter of 2001, we repaid all amounts borrowed under our Credit Facility and as of June 30, 2001, no borrowings were outstanding. Future borrowings under the Credit Facility, if any, will bear interest at a rate equal to prime plus 0.50% or LIBOR plus 2.75%.  The Credit Facility matures October 2, 2002 and is secured by substantially all of our assets.

             Originally the borrowing base under the Credit Facility was $5 million and was subject to automatic reductions at a rate of $300,000 per month beginning February 28, 2001.  In March 2001, the Credit Facility was amended to increase the borrowing base to $14 million, and to eliminate the $300,000 per month automatic reduction.  The borrowing base will be redetermined on a semi-annual basis.  The Company expects the borrowing base to be redetermined in the third quarter of 2001.

             The Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of oil and natural gas properties or other collateral, engaging in merger or consolidation transactions. The Credit Facility also prohibits dividends and certain distributions of cash or properties and certain liens.  The Credit Facility also contains certain financial covenants. The EBITDA to Interest Expense Ratio requires that (a) consolidated EBITDA, as defined in the agreement, of the Company for the four fiscal quarters then ended to (b) the consolidated interest expense of the Company for the four fiscal quarters then ended, to not be less than 3.5 to 1.0.  The Working Capital ratio requires that the amount of the Company’s consolidated current assets less its consolidated liabilities, as defined in the agreement, be at least $1.0 million.  The Allowable Expenses ratio requires that (a) the aggregate amount of the Company’s year to date consolidated general and administrative expenses for the period from January 1 of such year through the fiscal quarter then ended to (b) the Company’s year to date consolidated oil and gas revenue, net of hedging activity, for the period from January 1 of such year through the fiscal quarter then ended, to be less than .40 to 1.0.  At June 30, 2001, the Company was in compliance with the above mentioned covenants.

             Accounting Pronouncements

             Derivatives – We adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) effective January 1, 2001.  The statement, as amended, requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives be reported in current earnings, unless the derivative is designated and effective as a hedge.  If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or firm commitment, then the changes in the fair value of the derivative instrument will generally be offset in the income statement by the change in the item’s fair value.  However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows then the changes in fair value of the derivative instrument will generally be reported in Other Comprehensive Income (“OCI”).  The gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the period in which earnings are impacted by the hedged item.

             We will account for our natural gas and crude oil hedge derivative instruments as cash flow hedges under SFAS 133.  Although the fair value of our derivative instruments fluctuates daily, as of January 1, 2001, the fair value of the our natural gas hedge derivative instrument was approximately ($1.1) million, which was recorded in the Consolidated Balance Sheet on January 1, 2001.  The ($1.1) million was recorded as a liability on our balance sheet as part of the transition adjustment related to our adoption of SFAS 133.  The offset to this balance sheet adjustment was a decrease to “Accumulated Other Comprehensive Income”, a component of stockholders’ equity. In early January, we closed out of our hedge obligation for the period from February 1, 2001 to December 31, 2001.  As a result, we recorded a loss on the January hedge of $389,360 and are amortizing the close out cost of $547,760 based on the forward pricing curve at the time of the close out in accordance with SFAS 133.  Included in earnings for the first half of 2001 is a charge of $924,332 representing the loss in January and the amortized portion of the close out cost as of June 30, 2001.  The unamortized balance of the close out cost of  $12,788 is included in stockholders’ equity as accumulated other comprehensive loss.  As of June 30, 2001, we were not a party to any hedging activity.

             On June 29, 2001, the FASB approved its proposed SFAS No. 141, ("FAS 141")  "Business Combinations," and SFAS No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets."  Under FAS 141, all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. The provisions of the statement will apply to all business combinations initiated after June 30, 2001.

             FAS 142 will apply to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. The statement will supersede Accounting Principals Board, ("APB"), Opinion No. 17, "Intangible Assets," and will carry forward provisions in APB Opinion No.17 related to internally developed intangible assets. Adoption of FAS 142 will result in ceasing amortization of goodwill. All of the provisions of the statement should be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.

             The Company does not expect the adoption of these standards to have a material effect on its consolidated financial statements.

             FORWARD LOOKING STATEMENTS

             The statements contained in all parts of this document, including, but not limited to, those relating to our drilling plans, our 3-D project portfolio, capital expenditures, future capabilities, the sufficiency of capital resources and liquidity to support working capital and capital expenditure requirements, reinvestment of cash flows, the outcome of litigation, the resolution of title matters and any other statements regarding future operations, financial results, business plans, sources of liquidity and cash needs and other statements that are not historical facts are forward looking statements.  When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions are intended to be among the statements that identify forward looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to our dependence on our exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, our dependence on key personnel, our reliance on technological development and possible obsolescence of the technology currently used by us, significant capital requirements of our exploration and development and technology development programs, the potential impact of government regulations, litigation, environmental and title matters, our ability to manage our growth and achieve our business strategy, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks and other factors detailed in our Form 10-K and other filings with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

             We are exposed to market risk from changes in interest rates and commodity prices.  We use a Credit Facility, which has a floating interest rate, to finance a portion of our operations. We are not subject to fair value risk resulting from changes in our floating interest rates.  The use of floating rate debt instruments provides a benefit due to downward interest rate movements but does not limit us to exposure from future increases in interest rates.  At June 30, 2001, no borrowings were outstanding under our Credit Facility.

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

             The Company, as one of three original plaintiffs, has filed a lawsuit against BNP Petroleum Corporation (“BNP”), Seiskin Interests, LTD, Pagenergy Company, LLC and Gap Marketing Company, LLC, as defendants, in the 229th Judicial District Court of Duval County, Texas, for fraud and breach of contract in connection with an agreement whereby BNP was obligated to drill a test well in an area known as the Slick Prospect in Duval County, Texas.  The allegations of the Company in this litigation are, in general, that BNP gave the Company inaccurate and incomplete information on which the Company relied in entering into the transaction and in making its decision not to participate in the test well and the prospect, resulting in the loss of the Company’s interest in the lease, the test well and four subsequent wells drilled in the prospect.  The Company seeks to enforce its interest in the prospect and seeks damages or rescission, as well as costs and attorneys’ fees.  The case was originally filed in Duval County, Texas on February 25, 2000.  The Company filed a lis pendens to protect its interest in the real property at issue.

             In mid-March, 2000, the defendants filed an original answer and certain counterclaims against plaintiffs, seeking unspecified damages for slander of title, tortious interference with business relations and exemplary damages.  The case proceeded to trial before the Court (without a jury) on June 19, 2000, after the plaintiffs’ were found by the court to have failed to comply with procedural requirements regarding the request for a jury.  After several days of trial, the case was recessed and later resumed on September 5, 2000.  The court at that time denied the plaintiffs’ motion for mistrial based on the court’s denial of a jury trial.  The court also ordered that the defendants’ counterclaims would be the subject of a separate trial that would commence on December 11, 2000.  The parties proceeded to try issues related to the plaintiffs’ claims on September 5, 2000.  All parties rested on the plaintiffs’ claims on September 13, 2000.  The court took the matter under advisement and has not yet announced a ruling.  Defendants filed a second amended answer and counterclaim and certain supplemental responses to a request for disclosure in which they stated that they were seeking damages in the amount of $33.5 million by virtue of an alleged lost sale of the subject properties, $17 million in alleged lost profits from other prospective contracts, and unspecified incidental and consequential damages from the alleged wrongful suspension of funds under their gas sales contract with the gas purchaser on the properties, alleged damage to relationships with trade creditors and financial institutions, including the inability to leverage the Slick Prospect, and attorneys’ fees at prevailing hourly rates in Duval County, Texas incurred in defending against plaintiffs’ claims and for 40% of any aggregate recovery in prosecuting their counterclaims.  In subsequent deposition testimony, the defendants verbally alleged $26 million of damages by virtue of the alleged lost sale of the properties (as opposed to the $33.5 million previously sought), $7.5 million of damages by virtue of loss of a lease development opportunity and $100 million of damages by virtue of the loss of a business opportunity related to BNP’s alleged inability to participate in a 3-D seismic project.

             The Company also alleged that BNP, Seiskin Interests, LTD and Pagenergy Company, LLC breached a confidentiality agreement with the plaintiffs by obtaining oil and gas leases within an area restricted by that contract. This breach of contract allegation is the subject of an additional lawsuit by plaintiffs in the 165th District Court in Harris County, Texas.  In this separate action, the Company is seeking damages as a result of defendants’ actions as well as costs and attorneys’ fees.

             During the week of December 11-15, 2000, BNP tried its counterclaims against Edge, and Edge presented its defenses to the counterclaims.  BNP presented evidence that its damages were in the amounts of $19.6 million for the alleged lost sale of the properties, $35 million for loss of the lease development opportunity, and $308 million for loss of the opportunity related to participation in the 3-D seismic project.  During the course of the trial, Edge presented its motion for summary judgment on the counterclaims based on the doctrine of absolute judicial proceeding privilege.   The judge partially granted Edge’s motion for summary judgment as it related to the filing of the lis pendens, but denied it with regard to the other allegations of BNP.   The judge also granted Edge’s plea in abatement relating to the breach of the confidentiality agreement, ruling that the District Court in Harris County has dominant jurisdiction of that issue.  At the conclusion of this trial, the court took the matter under advisement.   The parties have filed overviews of the evidence, proposed findings of fact and conclusions of law and proposed charges.   The court has not yet ruled but has requested that the parties file proposed forms of judgment, which the parties have done.

             While the Company believes it has presented sufficient legal and factual defenses to all of the defendants’ counterclaims, and has vigorously defended itself in this matter, there can be no assurance that the outcome of any portion of this litigation will be favorable to the Company.  In the possible event of a material adverse outcome on the counterclaims or related matters, there could be a material adverse effect on the Company.  In that event, the Company might well be required to post a bond in the amount of the judgment (or the portion of the counterclaim judgment for which it has liability) in order to prevent the defendants from executing on that judgment.  Depending on the amount of such a judgment, there could be no assurance that the Company could obtain such a bond or pay the judgment.  In the event of an adverse judgment, the Company would likely appeal such judgment, and the Company is optimistic about its chances for success on appeal, should such be necessary.  However, there can be no assurance as to the outcome of this matter.

Item 2 - Changes in Securities and Use of Proceeds	None

Item 3 - Defaults Upon Senior Securities	None

Item 4 - Submission of Matters to a Vote of Security Holders

(A)       Annual Meeting of Shareholders on May 2, 2001.
(B)        Set fourth below are the results of the voting with respect to each matter acted upon:

	For	Against	Withheld	Abstain	Broker Non Votes

Election of Directors:
Stanley S. Raphael	6,845,196		813,883
Robert W. Shower	7,636,728		22,351

Approval of the Appointment of Deloitte and Touche LLP as independent Public Accountants	7,623,384	20,504		15,191

In addition to the election of the directors indicated above, the terms of the following directors continued as directors following the meeting: Vincent S. Andrews, David B. Benedict, Nils P. Peterson, John W. Elias and John Sfondrini.

Item 5 - Other Information	None

Item 6 - Exhibits and Reports on Form 8-K

             (A)       EXHIBITS.  The following exhibits are filed as part of this report:

INDEX TO EXHIBITS

Exhibit No.

†2.1	— Amended and Restated Combination Agreement by and among (i) Edge Group II Limited Partnership, (ii) Gulfedge Limited Partnership, (iii) Edge Group Partnership, (iv) Edge Petroleum Corporation, (v) Edge Mergeco, Inc. and (vi) the Company, dated as of January 13, 1997 (Incorporated by reference from exhibit 2.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-17269))

†3.1	— Restated Certificate of Incorporated of the Company, as amended (Incorporated by reference from exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-17269)).
†3.2	— Bylaws of the Company (Incorporated by Reference from exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).
†3.3	— First Amendment to Bylaws of the Company on September 28, 1999 (Incorporated by Reference from exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

†4.1	— Security Agreement, dated as of April 1, 1998, by and between the Borrower and Compass Bank, a Texas state chartered banking institution, as Agent for itself and The First National Bank of Chicago and other lenders party thereto the Credit Agreement (Incorporated by Reference from exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998).

†4.2	— Security Agreement (Stock Pledge), dated as of April 1, 1998, by and between Edge Petroleum Corporation and Compass Bank, a Texas state chartered banking institution, as Agent for itself and The First National Bank of Chicago and other lenders party thereto the Credit Agreement (Incorporated by Reference from exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998).

†4.3	— Second Amended and Restated Credit Agreement dated October 6, 2000 by and between Edge Petroleum Corporation, Edge Petroleum Exploration Company and Edge Petroleum Operating Company, Inc. (collectively, the “Borrowers”) and Union Bank Of California, N.A., a national banking association, as Agent for itself and as lender. (Incorporated by Reference from exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 31, 2000).

†4.4	— Letter Agreement dated October 31, 2000 by and between Edge Petroleum Corporation, Edge Petroleum Exploration Company and Edge Petroleum Operating Company, Inc. (collectively, the “Borrowers”) and Union Bank Of California, N.A., a national banking association, as Agent for itself and as lender. (Incorporated by Reference from exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 31, 2000).

†4.5	— Letter Agreement dated March 23, 2001 by and between Edge Petroleum Corporation, Edge Petroleum Exploration Company and Edge Petroleum Operating Company, Inc. (collectively, the “Borrowers”) and Union Bank Of California, N.A., a national banking association, as Agent for itself and as lender. (Incorporated by Reference from exhibit 4.5 to the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2000).

†4.6	— Common Stock Subscription Agreement dated as of April 30, 1999 between the Company and the purchasers named therein (Incorporated by reference from exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999).

†4.7	— Warrant Agreement dated as of May 6, 1999 between the Company and the Warrant holders named therein (Incorporated by reference from exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999).

†4.8	— Form of Warrant for the purchase of the Common Stock (Incorporated by reference from the Common Stock Subscription Agreement from exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999).

†10.1	— Joint Venture Agreement between Edge Joint Venture II and Essex Royalty Limited Partnership II, dated as of May 10, 1994 (Incorporated by reference from exhibit 10.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-17269)).

†10.2	— Joint Venture Agreement between Edge Joint Venture II and Essex Royalty Limited Partnership, dated as of April 11, 1992 (Incorporated by reference from exhibit 10.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-17269)).

†10.3	— Form of Indemnification Agreement between the Company and each of its directors (Incorporated by reference from exhibit 10.7 to the Company’s Registration Statement on Form S-4 (Registration No. 333-17269)).

†10.4	— Stock Option Plan of Edge Petroleum Corporation, a Texas corporation (Incorporated by reference from exhibit 10.13 to the Company’s Registration Statement on Form S-4 (Registration No. 333-17269)).
†10.5	— Employment Agreement dated as of November 16, 1998, by and between the Company and John W. Elias. (Incorporated by reference from 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

*10.6	— Incentive Plan of Edge Petroleum Corporation as Amended and Restated Effective as of July 27, 1999 and as amended March 1, 2001.
†10.7	— Edge Petroleum Corporation Incentive Plan “Standard Non-Qualified Stock Option Agreement” by and between Edge Petroleum Corporation and the Officers named therein. (Incorporated by reference from exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

†10.8	— Edge Petroleum Corporation Incentive Plan “Director Non-Qualified Stock Option Agreement” by and between Edge Petroleum Corporation and the Directors named therein. (Incorporated by reference from exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

†10.9	— Severance Agreements by and between Edge Petroleum Corporation and the Officers of the Company named therein. (Incorporated by reference from exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

†10.10	— Form of Employee Restricted Stock Award Agreement under the Incentive Plan of Edge Petroleum Corporation (Incorporated by Reference from exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1999).

†10.11	— Edge Petroleum Corporation Amended and Restated Elias Stock Incentive Plan. (Incorporated by reference from exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed May 30, 2001 (Registration No. 333-61890)).

†10.12	— Form of Edge Petroleum Corporation John W. Elias Non-Qualifies Stock Option Agreement (Incorporated by reference from exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed May 30, 2001 (Registration No. 333-61890)).

*	Filed herewith.
†	Incorporated by reference as indicated.

(B)	Reports on Form 8-K	None

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGE PETROLEUM CORPORATION,
A DELAWARE CORPORATION
(REGISTRANT)

Date	8/14/01	/S/	John W. Elias

John W. Elias
Chief Executive Officer and
Chairman of the Board

Date	8/14/01	/S/	Michael G. Long

Michael G. Long
Senior Vice President and
Chief Financial and Accounting Officer