Form 10-Q
period 2001-09-30
EDGE PETROLEUM CORP
filed 2001-11-14
CIK 1021010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to_______

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

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 9, 2001

Common Stock	9,304,046

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EDGE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,040,987	$247,981
Accounts receivable, trade, net of allowance of $300,000 and $0 at September 30, 2001 and December 31, 2000, respectively	5,920,116	8,752,871
Accounts receivable, joint interest owners, net of allowance of $163,000 at each of September 30, 2001 and December 31, 2000	679,619	369,524
Accounts receivable, related parties	--	22,410
Other current assets	421,782	298,973
Total current assets	9,062,504	9,691,759
PROPERTY AND EQUIPMENT, Net – full cost method of accounting for oil and natural gas properties	55,810,286	47,242,409
OTHER ASSETS	329,788	7,788
TOTAL ASSETS	$65,202,578	$56,941,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, trade	$767,837	$1,277,440
Accrued liabilities	3,887,462	2,484,865
Accrued interest payable	--	50,385
Current portion of long-term debt	--	3,000,000
Total current liabilities	4,655,299	6,812,690
DEFERRED INCOME TAX	659,030	--
LONG-TERM DEBT	--	--
Total liabilities	5,314,329	6,812,690
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	--	--
Common stock, $0.01 par value; 25,000,000 shares authorized; 9,304,046 shares and 9,186,071 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	93,040	91,861
Additional paid-in capital	56,040,635	56,247,130
Retained earnings (accumulated deficit)	3,766,091	(6,209,725)
Accumulated other comprehensive loss	(11,517)	--
Total stockholders’ equity	59,888,249	50,129,266
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65,202,578	$56,941,956

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
OIL AND NATURAL GAS REVENUE	$6,181,026	$5,587,517	$25,749,241	$14,081,277

OPERATING EXPENSES:
Lifting costs	853,718	391,358	2,157,044	1,403,320
Severance and ad valorem taxes	493,252	434,491	2,036,986	1,045,283
Depletion, depreciation and amortization	3,340,138	1,877,863	7,803,694	5,855,351
General and administrative expenses	1,040,788	877,719	3,679,257	2,767,656
Deferred compensation expense	103,011	107,681	(595,737)	107,681
Unearned compensation expense	--	8,590	--	25,768
Total operating expenses	5,830,907	3,697,702	15,081,244	11,205,059

OPERATING INCOME	350,119	1,889,815	10,667,997	2,876,218

OTHER INCOME AND EXPENSE:
Loss on sale of investment in Frontera	--	--	--	(354,733)
Interest income	38,438	34,294	117,267	61,164
Interest expense and amortization of deferred loan costs	(41,814)	(29,655)	(150,418)	(120,333)

INCOME BEFORE INCOME TAXES	346,743	1,894,454	10,634,846	2,462,316

INCOME TAX BENEFIT (EXPENSE)	122,565	--	(659,030)	--

NET INCOME	$469,308	$1,894,454	$9,975,816	$2,462,316

BASIC EARNINGS PER SHARE	$0.05	$0.21	$1.08	$0.27

DILUTED EARNINGS PER SHARE	$0.05	$0.20	$1.02	$0.26

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	9,304,074	9,192,801	9,272,650	9,181,168

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	9,700,816	9,330,817	9,783,907	9,331,529

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (Unaudited)

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Loss	Equity
BALANCE, JANUARY 1, 2001	9,186,071	$91,861	$56,247,130	$(6,209,725)	$--	$50,129,266
Exercise of stock options	75,872	758	389,663	--	--	390,421
Issuance of stock	42,103	421	(421)	--	--	--
Deferred compensation expense	--	--	(595,737)	--	--	(595,737)
Transition adjustment	--	--	--	--	(1,137,221)	(1,137,221)
Realization of hedging loss	--	--	--	--	925,603	925,603
Change in valuation of hedge instruments	--	--	--	--	200,101	200,101
Net income	--	--	--	9,975,816	--	9,975,816
BALANCE, SEPTEMBER 30, 2001	9,304,046	$93,040	$56,040,635	$3,766,091	$(11,517)	$59,888,249

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,975,816	$2,462,316
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	659,030	--
Depletion, depreciation and amortization	7,803,694	5,855,351
Bad debt expense	300,000	--
Amortization of deferred loan costs	76,054	--
Deferred loss from derivative activity	(11,517)	--
Deferred compensation	(595,737)	107,681
Unearned compensation expense	--	25,768
Loss on sale of investment to Frontera	--	354,733
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, trade	2,532,755	(731,904)
(Increase) decrease in accounts receivable, joint interest owners	(310,095)	802,089
Decrease in accounts receivable, related parties	22,410	32,341
Increase in other assets	(513,194)	(49,581)
Decrease in accounts payable, trade	(509,603)	(526,230)
Increase (decrease) in accrued liabilities	1,402,597	(3,493,147)
Increase (decrease) in accrued interest payable	(50,385)	38,623

Net cash provided by operating activities	20,781,825	4,878,040

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas property and equipment purchases	(16,371,571)	(6,195,686)
Proceeds from the sale of oil and natural gas properties and prospects	--	1,792,978
Proceeds from the sale of investment in Frontera	--	3,512,500
Net cash used in investing activities	(16,371,571)	(890,208)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from long-term debt	1,000,000	850,000
Payments of long-term debt	(4,000,000)	(3,000,000)
Net proceeds from issuance of common stock	390,421	--
Other	(7,669)	--
Net cash used in financing activities	(2,617,248)	(2,150,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,793,006	1,837,832

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	247,981	--

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,040,987	$1,837,832

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

                Concentration of Credit Risk – Substantially all of the Company’s accounts receivable result from oil and natural gas sales or joint interest billings to third parties in the oil and natural gas industry.  This concentration of customers and joint interest owners may impact the Company’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions.  Historically, the Company has not experienced significant credit losses on such receivables.  In July 2001, the Company was notified that a purchaser had not made payment for May and June production.  The Company’s results of operations for the nine months ended September 30, 2001 include a reserve of $300,000 for bad debt expense related to the uncertainty of collecting from this purchaser.

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

      We account for our natural gas and crude oil hedge derivative instruments as cash flow hedges under SFAS 133.  Although the fair value of our derivative instruments fluctuates daily, as of January 1, 2001, the fair value of our natural gas hedge derivative instruments was approximately ($1.1) million, which was recorded in the Consolidated Balance Sheet on January 1, 2001.  The ($1.1) million was recorded as a liability on our balance sheet as part of the transition adjustment related to our adoption of SFAS 133.  The offset to this balance sheet adjustment was a decrease to “Accumulated Other Comprehensive Loss”, a component of stockholders’ equity. In early January, we closed out of our hedge obligation for the period from February 1, 2001 to December 31, 2001.  In accordance with SFAS 133, the cost to close out the hedge is recognized in net income over the period in which the hedged production occurs.  As of September 30, 2001, $536,243 of this loss was recorded to net income with the balance of $11,517 to be recognized over the remainder of the year.  As of September 30, 2001, we were not a party to any hedging activity.

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

      FAS 142 will apply to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. The statement will supersede Accounting Principals Board, ("APB"), Opinion No. 17, "Intangible Assets," and will carry forward provisions in APB Opinion No.17 related to internally developed intangible assets. Adoption of FAS 142 will result in ceasing amortization of goodwill. All of the provisions of the statement should be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.  The Company does not have any goodwill or intangible assets recorded as of September 30, 2001.

      In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement of obligations of tangible long-lived assets in the period in which it is incurred.  When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset.  Accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the effect of adopting Statement No. 143 on its financial statements and has not determined the timing of adoption.

      The Company does not expect the adoption of these standards to have a material effect on its consolidated financial statements.

2.   LONG TERM DEBT

      During the first quarter of 2001, we repaid all amounts borrowed under our credit facility (the “Credit Facility”) and as of September 30, 2001, no borrowings were outstanding. Future borrowings under the Credit Facility, if any, will bear interest at a rate equal to prime plus 0.50% or LIBOR plus 2.75%.  The Credit Facility matures October 2, 2002, and is secured by substantially all of our assets.

      Originally the borrowing base under the Credit Facility was $5 million and was subject to automatic reductions at a rate of $300,000 per month beginning February 28, 2001.  In March 2001, the Credit Facility was amended to increase the borrowing base to $14 million, and to eliminate the $300,000 per month automatic reduction.  The borrowing base is redetermined on a semi-annual basis.  The borrowing base was redetermined in September 2001 with no changes.  The next semi-annual redetermination is expected in the second quarter of 2002.

      The Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of oil and natural gas properties or other collateral, and engaging in merger or consolidation transactions. The Credit Facility also prohibits dividends and certain distributions of cash or properties and certain liens.  The Credit Facility also contains certain financial covenants. The EBITDA to Interest Expense Ratio requires that (a) consolidated EBITDA, as defined in the agreement, of the Company for the four fiscal quarters then ended to (b) the consolidated interest expense of the Company for the four fiscal quarters then ended, to not be less than 3.5 to 1.0.  The Working Capital ratio requires that the amount of the Company’s consolidated current assets less its consolidated current liabilities, as defined in the agreement, be at least $1.0 million.  The Allowable Expenses ratio requires that (a) the aggregate amount of the Company’s year to date consolidated general and administrative expenses for the period from January 1 of such year through the fiscal quarter then ended to (b) the Company’s year to date consolidated oil and gas revenue, net of hedging activity, for the period from January 1 of such year through the fiscal quarter then ended, to be less than .40 to 1.0.  At September 30, 2001, the Company was in compliance with the above-mentioned covenants.

3.   EARNINGS PER SHARE

      We account for earnings per share in accordance with Statement of Financial Accounting Standards No. 128 – “Earnings per Share,”  (“SFAS No. 128”) which establishes the requirements for presenting earnings per share (“EPS”).  SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the income statement.  Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period.  Diluted earnings per share assumes the exercise of all stock options, restricted stock awarded but not issued and warrants, having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method.

      The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128.

	Three Months Ended September 30, 2001			Three Months Ended September 30, 2000
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$469,308	9,304,074	$0.05	$1,894,454	9,192,801	$0.21
Effect of Dilutive Securities:
Restricted stock	--	196,199	--	--	138,016	(0.01)
Common stock options	--	160,248	--	--	--	--
Warrants	--	40,295	--	--	--	--
Diluted EPS
Income available to common stockholders	$469,308	9,700,816	$0.05	$1,894,454	9,330,817	$0.20

	Nine Months Ended September 30, 2001			Nine Months Ended September 30, 2000
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$9,975,816	9,272,650	$1.08	$2,462,316	9,181,168	$0.27
Effect of Dilutive Securities:
Restricted stock		174,621	(0.02)		150,361	(0.01)
Common stock options		222,641	(0.03)		--	--
Warrants		113,995	(0.01)		--	--
Diluted EPS
Income available to common stockholders	$9,975,816	9,783,907	$1.02	$2,462,316	9,331,529	$0.26

4.             INCOME TAXES

           We account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes,” (“SFAS No. 109”) which provides for an asset and liability approach in accounting for income taxes.  Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.  Due to the uncertainty as to whether certain tax assets would be realized in the future, a valuation allowance was provided to offset the tax benefits of certain tax assets.

           Based on our current projection of taxable income for the year ending December 31, 2001, we anticipate utilizing all of our available net tax assets during 2001.  Our annual effective tax rate, after consideration of the above, is estimated at approximately 6% at September 30, 2001.  As a result, a provision for income tax expense of $659,030, or $0.07 per share was included in our results for the nine months ended September 30, 2001.  In addition, we are now paying estimated alternative minimum tax payments resulting in a deferred tax asset of $322,000 at September 30, 2001. No income tax expense was recorded for the nine-month period ended September 30, 2000 as we had utilized the benefit of net operating loss carry-forwards to offset taxable income.

           The differences between statutory federal income taxes calculated using a federal tax rate of 35% and our effective tax rate as of September 30, 2001 and 2000 are summarized as follows:

	Nine Months Ended September 30,
	2001	2000
Statutory federal income taxes	$3,722,196	$861,811

Permanent differences:
Expense not deductible for tax purposes	23,574	7,236
Change in valuation allowance	(3,086,740)	(869,047)
Income tax expense	$659,030	$--

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

                    Effective May 21, 1999, we amended and restated the Incentive Plan.  In conjunction with those and other amendments of the Incentive Plan, we exchanged, on a voluntary basis, 556,488 outstanding nonqualified stock options of certain of our employees and directors for 326,700 new common stock options in replacement of those options.   The exercise price of the replacement options was $7.06, which represents the market price of the Company’s common stock on the date of grant.  The replaced options have a ten-year term with 50% of the options vesting immediately on the date of grant with the remaining 50% vesting on May 21, 2000.   On May 21, 1999, in conjunction with the repricing, we also issued 99,800 new ten-year common stock options to employees, which vested 100% on May 21, 2001.  The exercise price of the new options was $7.06, which represents the market price of the Company’s common stock on the date of grant.  On June 1, 1999 we issued 21,000 ten-year common stock options to non-employee directors with an exercise price of $7.28 per share, which represents the market price of the Company’s common stock at the date of grant, vesting 100% on June 1, 2001.

A non-cash charge to compensation expense of $899,548, or $0.10 per share, was required in the fourth quarter of 2000 in accordance with FASB Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions involving Stock Compensation”.  FIN 44 requires, among other things, a non-cash charge to compensation expense if the price of Edge’s common stock on the last trading day of a reporting period is greater than the exercise price of certain options.  FIN 44 could also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of the prior period, but not below the exercise price of the options.  We will adjust deferred compensation expense upward or downward on a monthly basis based on the trading price at the end of each such period as necessary to comply with FIN 44.  The charge is related to the non-qualified stock options granted to employees and directors in prior years and re-priced in May of 1999, as well as certain options newly issued in conjunction with the repricing discussed above.  At September 30, 2001, the price of Edge’s common stock had declined from the price at December 31, 2000. As a result, we included a credit to deferred compensation expense of $(850,725), or $(0.09) per share before income taxes for the nine months ended September 30, 2001.

During the first quarter of 2001, we purchased options exercisable for 133,645 shares of common stock from a former employee at a cost of $100,000, all of which represents compensation expense.

6.   SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.   A summary of non-cash investing and financing activities for the nine months ended September 30, 2001 and 2000 is presented below:

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

For the nine months ended September 30, 2000 forfeitures of restricted stock were recorded with respect to 4,763 shares valued at $1,848.

Supplemental Disclosure of Cash Flow Information

	For the Nine Months Ended
	September 30,
	2001	2000
Cash paid during the period for:
Interest, net of amounts capitalized	$28,456	$106,499
Estimated alternative minimum tax payments	322,000	--

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

The impact on oil and natural gas revenue from hedging activities for the nine months ended September 30, 2001 and 2000 was as follows:

							Loss
					Bbl	MMBtu	Nine Months Ended
Hedge	Effective Dates		Price Per	Price Per	Volumes	Volumes	September 30,
Type	Beg.	Ending	Barrel	MMBtu	Per Day	Per Day	2001	2000
Natural Gas Collar	2/1/00	2/29/00		$2.20 - $2.31		9,000	$--	$(70,470)
Natural Gas Collar	3/1/00	4/30/00		$2.20 - $2.50		9,000	--	(135,900)
Natural Gas Collar	5/1/00	9/30/00		$2.05 - $2.60		6,000	--	(1,342,320)
Oil Swap	1/1/00	3/31/00	$25.60		150		--	(27,521)
Oil Swap	4/1/00	6/30/00	$22.87		125		--	(55,481)
Oil Swap	7/1/00	9/30/00	$21.47		60		--	(65,796)
Natural Gas Collar	1/1/01	1/31/01		$4.50 - $6.70		4,000	(389,360)	--
Loss realized from close out of hedge							(536,243)	--
Total							$(925,603)	$(1,697,488)

Our hedging activities for natural gas are entered into on a per MMbtu delivered price basis, Houston Ship Channel, with settlement for each calendar month occurring five business days following the publishing of the Inside F.E.R.C. Gas Marketing Report.

Included within oil and natural gas revenue for the nine months ended September 30, 2001 was $(925,603) representing net losses from hedging activity.  During December 2000, we entered into a natural gas collar covering 4,000 MMbtu per day for the period January 1, 2001 to December 31, 2001 with a floor of $4.50 per MMBtu and a ceiling of $6.70 per MMbtu.  For the month of January we realized a loss on hedging activity of $(389,360).  On January 3, 2001, we closed out the hedge for the period February 1, 2001 to December 31, 2001 at a cost of $547,760. In accordance with SFAS 133, this amount is recognized in net income over the period in which the hedged production occurs.  As of September 30, 2001, $536,243 of this loss was recorded to net income with the balance of $11,517 to be recognized over the remainder of the year.  At September 30, 2001, we were not a party to any hedging activity.

Included within oil and natural gas revenue for the nine months ended September 30, 2000 was $(1,697,488) representing net losses from hedging activity.  During December 1999, we entered into a crude oil fixed price swap.  The number of barrels of oil per day (“BOD”) and the related fixed price subject to the oil price swap were as follows: i) January 1, 2000 – March 31, 2000, 150 BOD, swap at $25.60, ii) April 1, 2000 – June 30, 2000, 125 BOD, swap at $22.87, iii) July 1, 2000 – September 30, 2000, 60 BOD, swap at $21.47, and iv) October 1, 2000 – December 31, 2000, 50 BOD, swap at $ 20.46. During the first quarter of 2000 we entered into three natural gas collars.  The natural gas collars cover the following periods, MMbtu per day and floor and ceiling per MMbtu prices: i) February 1, 2000 – February 29, 2000, 9,000 MMbtu per day, $2.20 floor - $2.31 ceiling, ii) March 1, 2000 – April 30, 2000, 9,000 MMbtu per day, $2.20 floor - $2.50 ceiling and iii) May 1, 2000 – September 30, 2000, 6,000 MMbtu per day, $2.05 floor - $2.60 ceiling.

8.   COMMITMENTS AND CONTINGENCIES

From time to time we are a party to various legal proceedings arising in the ordinary course of business.  While the outcome of lawsuits cannot be predicted with certainty, we are not currently a party to any proceeding that we believe, if determined in a manner adverse to us, could have a potential material adverse effect on our financial condition, results of operations or cash flows except for the litigation involving BNP Petroleum Corporation (“BNP”) described below.

The Company, as one of three original plaintiffs, filed a lawsuit against BNP, Seiskin Interests, LTD, Pagenergy Company, LLC and Gap Marketing Company, LLC, as defendants, in the 229th Judicial District Court of Duval County, Texas, for fraud and breach of contract in connection with an agreement whereby BNP was obligated to drill a test well in an area known as the Slick Prospect in Duval County, Texas.  The allegations of the Company in this litigation were, in general, that BNP gave the Company inaccurate and incomplete information on which the Company relied in entering into the transaction and in making its decision not to participate in the test well and the prospect, resulting in the loss of the Company's interest in the lease, the test well and four subsequent wells drilled in the prospect. The Company sought to enforce its interest in the prospect and sought damages or rescission, as well as costs and attorneys' fees.  The case was originally filed in Duval County, Texas on February 25, 2000.  The Company filed a lis pendens to protect its interest in the real property at issue.

In mid-March, 2000, the defendants filed an original answer and certain counterclaims against plaintiffs, seeking unspecified damages for slander of title, tortious interference with business relations and exemplary damages.  The case proceeded to trial before the Court (without a jury) on June 19, 2000, after the plaintiffs were found by the court to have failed to comply with procedural requirements regarding the request for a jury.  After several days of trial, the case was recessed and later resumed on September 5, 2000. The court at that time denied the plaintiffs' motion for mistrial based on the court's denial of a jury trial.  The court also ordered that the defendants' counterclaims would be the subject of a separate trial that would commence on December 11, 2000.  The parties proceeded to try issues related to the plaintiffs claims on September 5–13, 2000.  Defendants filed a second amended answer and counterclaim and certain supplemental responses to a request for disclosure in which they stated that they were seeking damages in the amount of $33.5 million by virtue of an alleged lost sale of the subject properties, $17 million in alleged lost profits from other prospective contracts, and unspecified incidental and consequential damages from the alleged wrongful suspension of funds under their gas sales contract with the gas purchaser on the properties, alleged damage to relationships with trade creditors and financial institutions, including the inability to leverage the Slick Prospect, and attorneys' fees at prevailing hourly rates in Duval County, Texas incurred in defending against plaintiffs' claims and for 40% of any aggregate recovery in prosecuting their counterclaims.  In subsequent deposition testimony, the defendants verbally alleged $26 million of damages by virtue of the alleged lost sale of the properties (as opposed to the $33.5 million previously sought), $7.5 million of damages by virtue of loss of a lease development opportunity and $100 million of damages by virtue of the loss of a business opportunity related to BNP's alleged inability to participate in a 3-D seismic project.

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

During the week of December 11–15, 2000, in Duval County BNP tried its counterclaims against Edge, and Edge presented its defenses to the counterclaims.  BNP presented evidence that its damages were in the amounts of $19.6 million for the alleged lost sale of the properties, $35 million for the alleged loss of the lease development opportunity, and $308 million for the alleged loss of the opportunity related to participation in the 3-D seismic project.  During the course of the trial, Edge presented its motion for summary judgment on the counterclaims based on the doctrine of absolute judicial proceeding privilege. The judge partially granted Edge's motion for summary judgment as it related to the filing of the lis pendens, but denied it with regard to the other allegations of BNP.   The judge also granted Edge's plea in abatement relating to the breach of the confidentiality agreement, ruling that the District Court in Harris County has dominant jurisdiction of that issue.

On November 5, 2001, the court filed with the clerk and provided to the Company a final judgment that had been signed by the court, but not provided to the Company, on October 26, 2001.  Pursuant to the terms of the judgment, the Company takes nothing on its claims against BNP and is denied any recovery of its interest in the lease, the prospect, or the wells of the Slick Prospect.  Instead, the court confirmed title in the lease, prospect, and wells in BNP's affiliate.  In addition, the Company was found to have tortiously and maliciously interfered with two different BNP contracts or prospective contracts, and BNP was awarded actual damages against the Company in the amount of $10 million and punitive damages in the amount of $5.1 million.  The judgment does not reflect a credit in the amount of $1,945,000 to which the Company believes that it is entitled by reason of certain settlements by its two co-plaintiffs and co-counterdefendants.  The Company intends to file a motion to modify the judgment to reflect the credit.

The Company continues to believe that it should have prevailed on its claims to recover an interest in the lease, prospect, and wells and that it had sufficient legal and factual defenses to all of the defendants' counterclaims.  The Company intends to challenge the judgment with post-judgment motions and, if necessary, to perfect an appeal to the Fourth Court of Appeals in San Antonio.  The Company is optimistic about its chances for success in the event of an appeal; however, there can be no assurance as to the outcome of any post–judgment motions or appeals.  In order to supersede the judgment pending an appeal, the Company may be required to post a bond in the amount of the judgment, plus interest for the estimated duration of the appeal and costs.  The Company believes that it has the resources available to obtain the necessary supersedeas bond.  If a bond in that amount cannot be posted, the Company may seek to supersede the judgment by providing alternative security or approval of security in a lesser amount.  There can be no assurance as to the Company's ability to obtain such a bond or otherwise supersede the judgment pending appeal.  A failure by the Company to prevail on its challenges to the judgment may have a material adverse effect on the Company’s financial condition and results of operations.

In July 2001, the Company was notified of a potential title problem related to its lease covering certain properties in Starr County, Texas known as the North LaCopita prospect and the Neblett lease.  The lease is part of the unit that contains four wells, one of which has not yet been completed.  At this time, the ultimate outcome of the potential title problem and the impact of such outcome on the Company are uncertain.  The Company believes that if the title issue is found to be unfavorable it will be treated as a good faith trespasser and entitled to recover its sunk costs.  Due to the uncertainty of the final outcome, the Company has ceased to record revenue from the properties as of August 2001 which net to the Company averaged approximately 1.4 Mmcfe per day of production at the time the unit was shut in.  In addition, the company removed the associated reserves of 1.4 Bcfe from its property base.  The Company believes this loss is not material to its financial condition and results of operations.

9.         COMPREHENSIVE INCOME

Comprehensive income was $470,579 million and $11.1 million for the three months and nine months ended September 30, 2001, respectively.  Comprehensive income includes other comprehensive income of $1.1 million related to derivative and hedging activities in the nine months ended September 30, 2001.

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

Overview

The following matters had a significant impact on our results of operations and financial position for the nine months ended September 30, 2001:

Commodity Prices – For the third quarter of 2001, the average realized price for our production was $3.44 per thousand cubic feet of gas equivalent (Mcfe) compared to $6.51 per Mcfe for the first quarter of 2001 and $4.40 per Mcfe for the second quarter of 2001.  Year-to-date, the average realized price for our production, before the effects of hedging activity, increased 39% from $3.50 per Mcfe for the first nine months of 2000 to $4.88 per Mcfe for the comparable period this year.  Hedging activity for the nine months ended September 30, 2001 resulted in a net loss of $925,603, or $0.17 per Mcfe, compared to a net loss of  $1.7 million, or $0.38 per Mcfe, for the same period in 2000.

Debt – As of September 30, 2001, there were no borrowings outstanding under our Credit Facility. Our current borrowing base is $14 million and no automatic monthly reductions are required.  The borrowing base was redetermined in September 2001 with no changes.  The next semi-annual redetermination is expected in the second quarter of 2002.

Deferred compensation - A non-cash charge to compensation expense of $899,548, or $0.10 per share, was required in the fourth quarter of 2000 in accordance with FASB Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions involving Stock Compensation”.  At September 30, 2001, the price of Edge’s common stock had declined from the price at December 31, 2000 and as a result, we included a credit to deferred compensation expense of $(850,725), or $(0.09) per share before income taxes for the nine months ended September 30, 2001.

Income Taxes – Based on our current projection of taxable income for the year ended December 31, 2001, we anticipate utilizing all of our available net tax assets during 2001.  As a result, a provision for deferred taxes of  $659,030, or $0.07 per share was included in our results for the nine months ended September 30, 2001.

RESULTS OF OPERATIONS

Revenue and Production

Oil and natural gas revenue for the third quarter of 2001 increased 11% over the same period in 2000.  Natural gas production comprised 84% of total production on an equivalent Mcf basis and contributed 80% of total revenue for the third quarter of 2001. Oil and condensate production was 10% of total production and contributed 13% of total oil and gas revenue while natural gas liquids (NGLs) production comprised 6% of total production and contributed 7% of total oil and gas revenue.  In the comparable 2000 period, natural gas production comprised 83% of total production and contributed 82% of total revenue.  Oil and condensate production was 8% of total production and 10% of revenue and NGLs production comprised 9% of total production and contributed 8% of total revenue.

Oil and natural gas revenue for the nine months ended September 30, 2001 increased 83% over the same period in 2000.  Natural gas production comprised 88% of total production and contributed 88% of total revenue for the year-to-date period. Oil and condensate production was 9% of total production and contributed 9% of total oil and gas revenue while NGLs production comprised 3% of total production and contributed 2% of total oil and gas revenue.  Other oil and gas revenue related to marketing activities contributed 1% to total revenue.  In the comparable 2000 period, natural gas production comprised 80% of total production and contributed 78% of total revenue.  Oil and condensate production was 10% of total production and 13% of revenue and NGLs production comprised 10% of total production and contributed 9% of total revenue.

The following table summarizes volume and price information with respect to our oil and gas production for the quarter and year-to-date periods ended September 30, 2001 and 2000:

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2001	2000	Increase (Decrease)	2001	2000	Increase (Decrease)
Gas Volume – MCFGPD (1)	16,358	13,636	2,722	17,331	13,227	4,104
Average Gas Price – per MCF	$3.30	$4.39	$(1.09)	$4.97	$3.46	$1.51
Hedge Loss – per MCF	--	$(0.74)	$0.74	$(0.20)	$(0.43)	$0.23

Oil and Condensate Volume – BPD (2)	338	227	111	308	264	44
Average Oil Price – per barrel	$24.49	$29.67	$(5.18)	$26.13	$26.78	$(0.65)
Hedge Loss – per barrel	--	$(3.16)	$3.16	--	$(2.06)	$2.06

Natural Gas Liquids Volume – BPD (2)	190	247	(57)	97	277	(180)
Average NGL Price – per barrel	$24.89	$20.17	$4.72	$22.60	$17.23	$5.37

Other oil and gas revenue – per Mcfe	--	--		$0.07	--	$0.07

(1) MCFGPD – thousand cubic feet of gas per day

(2) BPD – barrels per day

Third Quarter 2001 Compared to the Third Quarter 2000

Natural gas sales revenue increased 8%, from $4.6 million for the third quarter of 2000 to over $4.9 million for the same period in 2001 due primarily to an increase in production.  In addition, losses from gas hedging activity were significantly lower in the third quarter of 2001 compared to the same period in 2000.  Production volumes for natural gas for the three months ended September 30, 2001 increased 20% from 13,636 MCFGPD for the third quarter of 2000 to 16,358 MCFGPD for the comparable period in 2001.  This increase in natural gas production during the third quarter of 2001 increased revenue by $1.1 million (based on 2000 third quarter average prices).  The increase was due to production from 23 gross (9.8297 net) new successful exploratory and development wells drilled and completed since September 30, 2000.   The average realized price for natural gas production, excluding the effect of hedging activity, was $3.30 per Mcf for the third quarter of 2001, a decrease of 25% over the 2000-third quarter average price of $4.39 per Mcf.  This decrease in average prices impacted revenue by approximately $(1.6) million (based on current quarter production). Included within natural gas revenue for the three months ended September 30, 2001 was $(1,271) representing losses from hedging activities.  For the same period in 2000, gas hedging activities resulted in a loss of $(932,640) and decreased the effective natural gas sales price for that prior period by $(0.74) per Mcf.

Revenue from sales of oil and condensate increased 38% from $552,568 in the third quarter of 2000 to $762,692 for the comparable 2001 period due to increased production and the absence of losses from oil hedging activities in the 2001 period.  Production volumes for oil and condensate increased 49% from 227 BPD in the third quarter of 2000 to 338 BPD for the comparable period in 2001.  This increase in production favorably impacted quarterly revenue by $305,700 (based on 2000 third quarter average prices).  The average realized price for oil and condensate in the third quarter of 2001 was $24.49 per barrel compared to $29.67 per barrel, excluding the effect of hedging activity, for the same period in 2000. This decrease in the average realized price received for our oil and condensate decreased revenue $(161,400) (based on current quarter production).  No oil hedges were in place for production during the third quarter of 2001; however, in the third quarter of 2000 hedging losses of $(65,800) decreased the average realized price for oil and condensate by $(3.16) per barrel.

Revenue from sales of natural gas liquids (NGLs) decreased 5% from $457,822 in the third quarter of 2000 to $435,373 for the comparable 2001 period due to lower production partially offset by higher average prices. Production volumes for NGLs decreased 23% from 247 BPD in the third quarter of 2000 to 190 BPD for the comparable period in 2001.  This decrease in production decreased quarterly revenue $(105,000) (based on 2000 third quarter average prices).  The average realized price for NGLs in the third quarter of 2001 was $24.89 per barrel compared to $20.17 per barrel for the same period in 2000.  This increase in the average realized price received for our NGLs increased revenue $82,500 (based on current quarter production).

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

Natural gas sales revenue increased 106%, from approximately $11.0 million for the nine months ended September 30, 2000 to $22.6 million for the same period in 2001 due to the impact of favorable natural gas prices, an increase in production and lower hedging losses. The average realized price for natural gas production, excluding the effect of hedging activity, was $4.97 per Mcf for the 2001 year-to-date period, an increase of 44% over the average price for the first nine months of 2000 of $3.46 per Mcf.  This increase in average prices favorably impacted revenue by approximately $7.2 million (based on current year-to-date production). Included within natural gas revenue for the nine months ended September 30, 2001 was $(925,600) representing losses from hedging activities.  These losses decreased the effective natural gas price by $(0.20) per Mcf for the nine months ended September 30, 2001.  For the same period in 2000, gas hedging activities resulted in a loss of $(1,548,690) and decreased the effective natural gas sales price for that prior period by $(0.43) per Mcf.  Production volumes for natural gas for the nine months ended September 30, 2001 increased 31% from 13,227 MCFGPD for 2000 to 17,331 MCFGPD for the comparable period in 2001.  This increase in natural gas production during the nine months ended September 30, 2001 increased revenue by $3.8 million (based on 2000 year-to-date average prices).  The increase was due to production from 23 gross (9.8297 net) new successful exploratory and development wells drilled and completed since September 30, 2000.   Offsetting the favorable impact of new production was a decrease in production volumes that primarily resulted from the disposition of certain proved producing properties effective April 1, 2000, further reduced by normal production declines from existing wells.

Revenue from sales of oil and condensate increased 23% from $1.8 million in 2000 to approximately $2.2 million for the comparable 2001 period due to higher production and the absence of losses from oil hedging activities in 2001.  Production volumes for oil and condensate increased 17% from 264 BPD for the nine months ended September 30, 2000 to 308 BPD for the comparable period in 2001. This increase in production favorably impacted year-to-date revenue by $315,700 (based on 2000 year-to-date average prices).  The average realized price for oil and condensate for the nine months ended September 30, 2001 was $26.13 per barrel, compared to $26.78 per barrel, excluding the effect of hedging activity, for the same period in 2000. This decrease in the average realized price received for our oil and condensate decreased revenue $(54,400) (based on current year-to-date production).  No oil hedges were in place for production during 2001; however, in the comparable 2000 period hedging losses of $(148,800) decreased the average realized price for oil and condensate by $(2.06) per barrel.

Revenue from sales of natural gas liquids (NGLs) decreased significantly from $1,307,986 for the nine months ended September 30, 2000 to $597,531 for the comparable 2001 period due to lower production. Production volumes for NGLs decreased 65% from 277 BPD in the nine-month period of 2000 to 97 BPD for the comparable period in 2001.  Due to high natural gas prices, we elected not to process much of our gas during the first half of 2001.  This decrease in production decreased year-to-date revenue $(852,500) (based on 2000 year-to-date average prices).  The average realized price for NGLs in the nine months of 2001 was $22.60 per barrel compared to $17.23 per barrel for the same period in 2000.  This increase in the average realized price received for our NGLs increased revenue $142,000 (based on current year-to-date production).

Costs and Operating Expenses

Lifting costs for the three-month period ended September 30, 2001 totaled $853,718, a 118% increase compared to the same period in 2000 and averaging $0.48 per Mcfe for the three-month period ended September 30, 2001 compared to $0.26 per Mcfe in the prior year period.  For the nine-month period ended September 30, 2001, lifting costs totaled $2.2 million, a 54% increase compared to the same period in 2000.  Lifting costs were $0.40 per Mcfe for the nine-month period ended September 30, 2001 compared to $0.31 per Mcfe in the prior year period.  The increase in costs was due primarily to high well control insurance, saltwater disposal and natural gas processing costs recorded in 2001.

Severance and ad valorem taxes for the three months ended September 30, 2001 increased 14% from $434,491 in the prior year period to $493,252 in the third quarter of 2001.  Severance and ad valorem taxes for the nine months ended September 30, 2001 increased 95% from $1,045,283 in the prior year period to $2,036,986 in 2001.  The increase in severance and ad valorem taxes in each of the 2001 periods was due primarily to higher severance taxes paid on the increased revenue compared to the prior year periods.  Severance tax averaged 7.1% of revenue for the year-to-date 2001 period compared to 5.8% for the same period in 2000.

Depletion, depreciation and amortization expense (“DD&A”) expense for the three-month and nine-month periods ended September 30, 2001 totaled $3.3 million and $7.8 million, respectively, compared to $1.9 million and $5.9 million in the same periods of 2000.  Full cost DD&A on our oil and natural gas properties totaled $3.2 million for the third quarter of 2001 compared to $1.7 million for the same period in 2000. Depletion expense on a unit of production basis for the three-month periods ended September 30, 2001and 2000 was $1.77 per Mcfe and $1.13 per Mcfe, respectively.  For the nine months ended September 30, 2001 depletion on our oil and natural gas properties totaled $7.3 million compared to $5.3 million for the same period in 2000. Depletion expense on a unit of production basis for the nine-month periods ended September 30, 2001 and 2000 was $1.35 per Mcfe and $1.18 per Mcfe, respectively.  For the nine months ended September 30, 2001 as compared to the prior year period, a 14% increase in the overall depletion rate increased depletion expense by $903,900 while higher oil and natural gas production increased depletion expense by $1,043,400. The increase in the depletion rate was primarily due to high capital costs in the second and third quarter of 2001.  Other DD&A expense totaled $168,691 and $509,870 for the three-month and nine-month periods ended September 30, 2001, comparable to the prior period totals of $169,652 and $508,871, respectively.

General and administrative expenses (“G&A”) for the third quarter of 2001 increased 19% to $1,040,788, as compared to $877,719 for the three months ended September 30, 2000 due primarily to higher salary and benefit costs.  For the third quarter of 2001 and 2000, overhead reimbursement fees recorded as a reduction to G&A totaled $35,600 and $29,400, respectively.  Capitalized G&A further reduced total G&A by $411,000 and $303,700 for the three months ended September 30, 2001 and 2000, respectively.  For the nine months ended September 30, 2001, G&A, excluding deferred compensation expense related to restricted stock and FIN 44 requirements, increased 33% to $3.7 million, as compared to $2.8 million for the comparable prior year period.    For the first nine months of 2001 and 2000, overhead reimbursement fees recorded as a reduction to G&A totaled $116,300 and $92,300, respectively.  Capitalized G&A further reduced total G&A by $1,233,000 and $1,066,100 for the nine months ended September 30, 2001 and 2000, respectively.  The increase in G&A was primarily attributable to bad debt expense of $300,000 reserved in June of 2001, higher salaries and benefits, and higher professional services (including legal, tax and accounting fees) for the nine months ended September 30, 2001 compared to the same period in 2000.  In addition, compensation expense of $100,000 was recorded in the first quarter of 2001 related to the purchase of options from a former employee.  G&A on a unit of production basis for the nine-month periods ended September 30, 2001 and 2000 was $0.68 per Mcfe ($0.63 per Mcfe excluding the bad debt expense) and $0.61 per Mcfe, respectively.

Deferred compensation expense for the three-month and nine-month periods ended September 30, 2001 was a net charge of $103,011 and a net credit of $(595,737), respectively, compared to a charge of $107,681 for both periods of 2000.   For the three months ended September 30, 2001 and 2000, amortization of compensation expense related to restricted stock grants totaling $103,011 and $107,681, respectively, with no FIN 44 charges for either period.  Amortization of compensation expense related to restricted stock totaled $254,988 for the nine months ended September 30, 2001 compared to $107,681 for the comparable 2000 period.  For the 2001 year-to-date period, a non-cash credit to deferred compensation expense of $(850,725), or $(0.09) per share before income taxes was recorded related to FIN 44.   In December 2000, a non-cash charge of $899,548, or $0.10 per share, was required in accordance with FIN 44.   FIN 44 requires, among other things, a non-cash charge to compensation expense if the price of Edge’s common stock on the last trading day of a reporting period is greater than the exercise price of certain options.  FIN 44 also results in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of the prior period, but not below the exercise price of the options.  We adjust deferred compensation expense upward or downward on a monthly basis based on the trading price at the end of each such period as necessary to comply with FIN 44.  The adjustment is related only to the non-qualified stock options granted to employees and directors in prior years and re-priced in May of 1999, as well as certain options newly issued in conjunction with the repricing.  At September 30, 2001, the price of Edge’s common stock had declined from the price at December 31, 2000 resulting in the credit to deferred compensation expense for the nine months ended September 30, 2001.

Unearned compensation expense was fully amortized in 2000 and as a result, no expense was reported for 2001.   For the three-month and nine-month periods ended September 30, 2000 unearned compensation expense totaled $8,590 and $25,768, respectively.

Interest expense totaled $41,814 for the third quarter of 2001 compared to $29,655 in the same quarter of 2000.  No debt was outstanding during the third quarter of 2001; however, finance costs of $16,470 were paid to maintain our current available borrowing base of $14 million.  No interest was capitalized in the third quarter of 2001 compared to $84,565 in the third quarter of 2000.  The amortization of deferred loan costs totaled $25,344 for the three months ended September 30, 2001 compared to no costs in the 2000 period.  For the nine months ended September 30, 2001, interest expense totaled $150,418 compared to $120,333 in the same period of 2000.  Gross interest expense was $98,766 for the nine months ended September 30, 2001 on weighted average debt of approximately $633,700 compared to gross interest expense of $439,827 on weighted average debt of $6.0 million for the same prior year period.  Capitalized interest for the nine months ended September 30, 2001 totaled $24,402 compared to $319,494 in 2000.  The amortization of deferred loan costs totaled $76,054 for the nine months ended September 30, 2001 compared to no costs in the 2000 period.  Interest income totaled $38,438 for the third quarter of 2001 and $34,294 for the same 2000 period.  Interest income totaled $117,267 for the 2001 year-to-date period and $61,164 for the comparable 2000 period.   Other income (expense) for the nine-month period ended September 30, 2000 also included the loss on the sale of our investment in Frontera of $(354,733), or $(0.04) per share.

Based on our current projection of taxable income for the year ending 2001, we anticipate utilizing all of our available net tax assets during 2001.  Currently our effective tax rate, after consideration of the above, is estimated to be 6%.  Due to a reduction in our estimate of our effective rate from 8% at June 30, 2001, we recorded an income tax benefit of $122,565 for the three months ended September 30, 2001.  For the nine-month period, we recorded income tax expense of $(659,030) or  $(0.07) per share.  No (expense) benefit was recorded for the three-month or nine-month periods ended September 30, 2000 due to the estimated deferred tax asset at that time.

For the third quarter of 2001, we reported net income of $469,308 or $0.05 basic earnings per share, compared to net income of  $1,894,454, or $0.21 basic earnings per share, for the same period in 2000.  Weighted average shares outstanding increased from approximately 9.2 million shares for the three months ended September 30, 2000 to 9.3 million shares in the comparable 2001 period.  The increase was due primarily to the exercise of stock options and the issuance of common stock related to a 2000 restricted stock grant.

For the nine months ended September 30, 2001, we reported net income of $9,975,816 or $1.08 basic earnings per share, compared to net income of  $2,462,316, or $0.27 basic earnings per share, for the same period in 2000.  Pro forma net income, excluding the after-tax non-cash compensation credit related to FIN 44, was $9,177,810, or $0.99 per share. Weighted average shares outstanding increased from approximately 9.2 million shares for the nine months ended September 30, 2000 to 9.3 million shares in the comparable 2001 period.  The increase was due primarily to the exercise of stock options and the issuance of common stock related to a 2000 restricted stock grant.

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

We are in discussions with our lenders to obtain a bond for purposes of an appeal in the BNP litigation.  To the extent we post a bond in connection with the BNP litigation, our borrowing capacity under our Credit Facility will be reduced.  Although this could partially or entirely eliminate our available credit under our Credit Facility, the Company believes that it will be able to fund its planned 2002 capital expenditures from cash flows from operations.  Such decrease in borrowing capacity could, however, strain the Company’s ability to make acquisitions or increase capital expenditures.

Liquidity

We had cash and cash equivalents at September 30, 2001 of $2.0 million consisting primarily of short-term money market investments, as compared to $247,981 at December 31, 2000.  Our working capital surplus was $4.4 million at September 30, 2001, as compared to $2.9 million at December 31, 2000, as revised. Our ratio of current assets to current liabilities was 1.95:1 at September 30, 2001 compared to 1.4:1 at December 31, 2000. At September 30, 2001, no borrowings were outstanding under our Credit Facility.  At December 31, 2000, borrowings totaled $3.0 million.  Excluding such current portion of long-term debt at December 31, 2000, we had a working capital surplus of $5.9 million and our ratio of current assets to current liabilities was 2.5:1.  Our increases in working capital surplus and current ratio at September 30, 2001 resulted primarily from our ability to reduce accounts payable and accrued liabilities with the strong cash flow from operations.

Cash Flows

Cash flows provided by operations were $20.8 million and $4.9 million for the nine months ended September 30, 2001 and 2000, respectively.  The increase in cash flows provided by operations is primarily due to an increase in net income from $2.5 million for the first nine months of 2000 to $10.0 million for the same period in 2001.  The first half of 2001 was a record period for us in terms of both revenue and net income, allowing us the flexibility to repay borrowings and reduce current liabilities.  Improvements in working capital for the nine months ended September 30, 2001 increased cash flow $2.6 million as compared to working capital usage of $3.9 million for the same period in 2000. Operating cash flows, before changes in working capital, were $18.2 million and $8.8 million for the nine months ended September 30, 2001 and 2000, respectively.  Operating cash flow should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

Cash used in investing activities totaled $16.4 million for the nine months ended September 30, 2001 compared to $890,208 used in the same period of 2000.  Capital expenditures during the nine months ended September 30, 2001 were approximately $16.4 million as compared to $6.2 million during the same period in 2000.  We expended $8.4 million in our drilling operations resulting in the drilling of 16 gross (7.0393 net) wells during the 2001 year-to-date period as compared to 16 gross (5.3646 net) wells during the same period in 2000.  Since September 30, 2000, we have drilled 23 successful gross wells.  Currently, one gross well is testing and two gross wells are drilling.  In addition to capital expenditures for drilling operations, approximately $1.0 million was incurred on currently producing properties and $5.0 million was expended on land and seismic activities.  The remaining cost capitalized to oil and natural gas properties was internal G&G and interest of approximately $1.3 million.  For the nine months ended September 30, 2000, other investing activity also included proceeds from the sale of oil and natural gas properties of $1.8 million and proceeds from the sale of our investment in Frontera of $3.5 million.

Cash used in financing activities totaled $2.6 million for the nine months ended September 30, 2001 and included borrowings of $1.0 million and repayments of $4.0 million under our Credit Facility.   Other financing activities included net proceeds from the exercise of stock options of $390,421.  For the nine months ended September 30, 2000, cash used in financing activities totaled $2.15 million, which included borrowings of $850,000 and repayments of $3,000,000.

Credit Facility

During the first quarter of 2001, we repaid all amounts borrowed under our Credit Facility and as of September 30, 2001, no borrowings were outstanding. Future borrowings under the Credit Facility, if any, will bear interest at a rate equal to prime plus 0.50% or LIBOR plus 2.75%.  The Credit Facility matures October 2, 2002, and is secured by substantially all of our assets.

Originally the borrowing base under the Credit Facility was $5 million and was subject to automatic reductions at a rate of $300,000 per month beginning February 28, 2001.  In March 2001, the Credit Facility was amended to increase the borrowing base to $14 million, and to eliminate the $300,000 per month automatic reduction.  The borrowing base is redetermined on a semi-annual basis.  In September the bank confirmed our current borrowing base at $14 million.

The Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of oil and natural gas properties or other collateral, engaging in merger or consolidation transactions. The Credit Facility also prohibits dividends and certain distributions of cash or properties and certain liens.  The Credit Facility also contains certain financial covenants. The EBITDA to Interest Expense Ratio requires that (a) consolidated EBITDA, as defined in the agreement, of the Company for the four fiscal quarters then ended to (b) the consolidated interest expense of the Company for the four fiscal quarters then ended, to not be less than 3.5 to 1.0.  The Working Capital ratio requires that the amount of the Company’s consolidated current assets less its consolidated current liabilities, as defined in the agreement, be at least $1.0 million.  The Allowable Expenses ratio requires that (a) the aggregate amount of the Company’s year to date consolidated general and administrative expenses for the period from January 1 of such year through the fiscal quarter then ended to (b) the Company’s year to date consolidated oil and gas revenue, net of hedging activity, for the period from January 1 of such year through the fiscal quarter then ended, to be less than .40 to 1.0.  At September 30, 2001, the Company was in compliance with the above-mentioned covenants.

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

      We account for our natural gas and crude oil hedge derivative instruments as cash flow hedges under SFAS 133.  Although the fair value of our derivative instruments fluctuates daily, as of January 1, 2001, the fair value of our natural gas hedge derivative instruments was approximately ($1.1) million, which was recorded in the Consolidated Balance Sheet on January 1, 2001.  The ($1.1) million was recorded as a liability on our balance sheet as part of the transition adjustment related to our adoption of SFAS 133.  The offset to this balance sheet adjustment was a decrease to “Accumulated Other Comprehensive Loss”, a component of stockholders’ equity. In early January, we closed out of our hedge obligation for the period from February 1, 2001 to December 31, 2001.  In accordance with SFAS 133, the cost to close out the hedge is recognized in net income over the period in which the hedged production occurs.  As of September 30, 2001, $536,243 of this loss was recorded to net income with the balance of $11,517 to be recognized over the remainder of the year.  As of September 30, 2001, we were not a party to any hedging activity.

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

      FAS 142 will apply to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. The statement will supersede Accounting Principals Board, ("APB"), Opinion No. 17, "Intangible Assets," and will carry forward provisions in APB Opinion No.17 related to internally developed intangible assets. Adoption of FAS 142 will result in ceasing amortization of goodwill. All of the provisions of the statement should be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.  The Company does not have any goodwill or intangible assets recorded as of September 30, 2001.

      In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement of obligations of tangible long-lived assets in the period in which it is incurred.  When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset.  Accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the effect of adopting Statement No. 143 on its financial statements and has not determined the timing of adoption.

      The Company does not expect the adoption of these standards to have a material effect on its consolidated financial statements.

FORWARD LOOKING STATEMENTS

The statements contained in all parts of this document, including, but not limited to, those relating to our drilling plans, our 3-D project portfolio, capital expenditures, future capabilities, the sufficiency of capital resources and liquidity to support working capital and capital expenditure requirements (including the amount thereof and the source of funds thereof), reinvestment of cash flows, the outcome, effects and timing of litigation, the ability to obtain an appeal bond, projection of taxable income, the resolution of title matters and any other statements regarding future operations, financial results, business plans, sources of liquidity and cash needs and other statements that are not historical facts are forward looking statements.  When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions are intended to be among the statements that identify forward looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to our dependence on our exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, our dependence on key personnel, our reliance on technological development and possible obsolescence of the technology currently used by us, significant capital requirements of our exploration and development and technology development programs, the potential impact of government regulations, litigation (including outcome and timing), the ability of the Company to obtain an appeal bond, environmental and title matters, our ability to manage our growth and achieve our business strategy, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks and other factors detailed in our Form 10-K and other filings with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and commodity prices.  We use a Credit Facility, which has a floating interest rate, to finance a portion of our operations. We are not subject to fair value risk resulting from changes in our floating interest rates.  The use of floating rate debt instruments provides a benefit due to downward interest rate movements but does not limit us to exposure from future increases in interest rates.  At September 30, 2001, no borrowings were outstanding under our Credit Facility.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time we are a party to various legal proceedings arising in the ordinary course of business.  While the outcome of lawsuits cannot be predicted with certainty, we are not currently a party to any proceeding that we believe, if determined in a manner adverse to us, could have a potential material adverse effect on our financial condition, results of operations or cash flows except for the litigation involving BNP Petroleum Corporation ("BNP") described below.

Edge v. BNP:  The Company, as one of three original plaintiffs, filed a lawsuit against BNP, Seiskin Interests, LTD, Pagenergy Company, LLC and Gap Marketing Company, LLC, as defendants, in the 229th Judicial District Court of Duval County, Texas, for fraud and breach of contract in connection with an agreement whereby BNP was obligated to drill a test well in an area known as the Slick Prospect in Duval County, Texas.  The allegations of the Company in this litigation were, in general, that BNP gave the Company inaccurate and incomplete information on which the Company relied in entering into the transaction and in making its decision not to participate in the test well and the prospect, resulting in the loss of the Company's interest in the lease, the test well and four subsequent wells drilled in the prospect. The Company sought to enforce its interest in the prospect and sought damages or rescission, as well as costs and attorneys' fees.  The case was originally filed in Duval County, Texas on February 25, 2000.  The Company filed a lis pendens to protect its interest in the real property at issue.

In mid-March, 2000, the defendants filed an original answer and certain counterclaims against plaintiffs, seeking unspecified damages for slander of title, tortious interference with business relations and exemplary damages.  The case proceeded to trial before the Court (without a jury) on June 19, 2000, after the plaintiffs were found by the court to have failed to comply with procedural requirements regarding the request for a jury.  After several days of trial, the case was recessed and later resumed on September 5, 2000. The court at that time denied the plaintiffs' motion for mistrial based on the court's denial of a jury trial.  The court also ordered that the defendants' counterclaims would be the subject of a separate trial that would commence on December 11, 2000.  The parties proceeded to try issues related to the plaintiffs' claims on September 5–13, 2000.  Defendants filed a second amended answer and counterclaim and certain supplemental responses to a request for disclosure in which they stated that they were seeking damages in the amount of $33.5 million by virtue of an alleged lost sale of the subject properties, $17 million in alleged lost profits from other prospective contracts, and unspecified incidental and consequential damages from the alleged wrongful suspension of funds under their gas sales contract with the gas purchaser on the properties, alleged damage to relationships with trade creditors and financial institutions, including the inability to leverage the Slick Prospect, and attorneys' fees at prevailing hourly rates in Duval County, Texas incurred in defending against plaintiffs' claims and for 40% of any aggregate recovery in prosecuting their counterclaims.  In subsequent deposition testimony, the defendants verbally alleged $26 million of damages by virtue of the alleged lost sale of the properties (as opposed to the $33.5 million previously sought), $7.5 million of damages by virtue of loss of a lease development opportunity and $100 million of damages by virtue of the loss of a business opportunity related to BNP's alleged inability to participate in a 3-D seismic project.

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

During the week of December 11–15, 2000, in Duval County BNP tried its counterclaims against Edge, and Edge presented its defenses to the counterclaims.  BNP presented evidence that its damages were in the amounts of $19.6 million for the alleged lost sale of the properties, $35 million for the alleged loss of the lease development opportunity, and $308 million for the alleged loss of the opportunity related to participation in the 3-D seismic project.  During the course of the trial, Edge presented its motion for summary judgment on the counterclaims based on the doctrine of absolute judicial proceeding privilege. The judge partially granted Edge's motion for summary judgment as it related to the filing of the lis pendens, but denied it with regard to the other allegations of BNP.   The judge also granted Edge's plea in abatement relating to the breach of the confidentiality agreement, ruling that the District Court in Harris County has dominant jurisdiction of that issue.

On November 5, 2001, the court filed with the clerk and provided to the Company a final judgment that had been signed by the court, but not provided to the Company, on October 26, 2001.  Pursuant to the terms of the judgment, the Company takes nothing on its claims against BNP and is denied any recovery of its interest in the lease, the prospect, or the wells of the Slick Prospect.  Instead, the court confirmed title in the lease, prospect, and wells in BNP's affiliate.  In addition, the Company was found to have tortiously and maliciously interfered with two different BNP contracts or prospective contracts, and BNP was awarded actual damages against the Company in the amount of $10 million and punitive damages in the amount of $5.1 million.  The judgment does not reflect a credit in the amount of $1,945,000 to which the Company believes that it is entitled by reason of certain settlements by its two co-plaintiffs and co-counterdefendants.  The Company intends to file a motion to modify the judgment to reflect the credit.

The Company continues to believe that it should have prevailed on its claims to recover an interest in the lease, prospect, and wells and that it had sufficient legal and factual defenses to all of the defendants' counterclaims.  The Company intends to challenge the judgment with post-judgment motions and, if necessary, to perfect an appeal to the Fourth Court of Appeals in San Antonio.  The Company is optimistic about its chances for success in the event of an appeal; however, there can be no assurance as to the outcome of any post–judgment motions or appeals.  In order to supersede the judgment pending an appeal, the Company may be required to post a bond in the amount of the judgment, plus interest for the estimated duration of the appeal and costs.  The Company believes that it has the resources available to obtain the necessary supersedeas bond.  If a bond in that amount cannot be posted, the Company may seek to supersede the judgment by providing alternative security or approval of security in a lesser amount.  There can be no assurance as to the Company's ability to obtain such a bond or otherwise supersede the judgment pending appeal.  A failure by the Company to prevail on its challenges to the judgment may have a material adverse effect on the Company’s financial condition and results of operations.

GMT v. ExxonMobil v. GMT, et al:  This matter involves the title failure on the Neblett lease in Starr County, Texas, being Edge's N. LaCopita Prospect, in which Edge owns a non-operating working interest.  The operator of the lease, GMT, filed a petition for, and was granted, a temporary restraining order against ExxonMobil in the 229th Judicial District Court in Starr County, Texas enjoining ExxonMobil from taking possession of the Neblett wells.  Pending resolution of the underlying title issue, the temporary restraining order was extended voluntarily by agreement of the parties, conditioned on GMT paying the revenues into escrow and agreeing to provide ExxonMobil with certain discovery materials relating to title, production and costs associated with the property.  Edge did not join in this action.  ExxonMobil has filed a counterclaim against GMT and all the non-operators, including Edge, to establish the validity of their lease, remove cloud on title, quiet title to the property, and for conversion, trespass and punitive damages.  They seek unspecified damages for the lost profits on the sale of the hydrocarbons from this property, and for a determination of whether Edge and the other working interest owners were in good faith or bad faith in trespassing on this lease.  If a determination of bad faith is made, the parties will not be able to recover their costs of developing this property from the revenues therefrom.  While there is always a risk in the outcome of any litigation, the Company believes there is no question that Edge acted in good faith and intends to vigorously defend its position.  (See Note 8 to the consolidated financial statements).

Item 2 - Changes in Securities and Use of Proceeds	None
Item 3 - Defaults Upon Senior Securities	None
Item 4 - Submission of Matters to a Vote of Security Holders	None
Item 5 - Other Information	None
Item 6 - Exhibits and Reports on Form 8-K

(A)   EXHIBITS.  The following exhibits are filed as part of this report:

INDEX TO EXHIBITS

Exhibit No.
_________

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

*4.6                         —            Letter Agreement  dated September 21, 2001 by and between Edge Petroleum Corporation, Edge Petroleum Exploration Company and Edge Petroleum Operating Company, Inc. (collectively, the “Borrowers”) and Union Bank Of California, N.A., a national banking association, as Agent for itself and as lender.

†4.7                         —            Common Stock Subscription Agreement dated as of April 30, 1999 between the Company and the purchasers named therein (Incorporated by reference from exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999).

†4.8                         —            Warrant Agreement dated as of May 6, 1999 between the Company and the Warrant holders named therein (Incorporated by reference from exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999).

†4.9                         —            Form of Warrant for the purchase of the Common Stock (Incorporated by reference from the Common Stock Subscription Agreement from exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999).

†10.1                       —            Joint Venture Agreement between Edge Joint Venture II and Essex Royalty Limited Partnership II, dated as of May 10, 1994 (Incorporated by reference from exhibit 10.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-17269)).

†10.2                       —            Joint Venture Agreement between Edge Joint Venture II and Essex Royalty Limited Partnership, dated as of April 11, 1992 (Incorporated by reference from exhibit 10.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-17269)).

†10.3                       —            Form of Indemnification Agreement between the Company and each of its directors (Incorporated by reference from exhibit 10.7 to the Company’s Registration Statement on Form S-4 (Registration No. 333-17269)).

†10.4                       —            Stock Option Plan of Edge Petroleum Corporation, a Texas corporation (Incorporated by reference from exhibit 10.13 to the Company’s Registration Statement on Form S-4 (Registration No. 333-17269)).

†10.5                       —            Employment Agreement dated as of November 16, 1998, by and between the Company and John W. Elias. (Incorporated by reference from 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

†10.6                       —            Incentive Plan of Edge Petroleum Corporation as Amended and Restated Effective as of July 27, 1999 and as amended March 1, 2001. (Incorporated by reference from exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

†10.7                       —            Edge Petroleum Corporation Incentive Plan “Standard Non-Qualified Stock Option Agreement” by and between Edge Petroleum Corporation and the Officers named therein. (Incorporated by reference from exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

†10.8                       —            Edge Petroleum Corporation Incentive Plan “Director Non-Qualified Stock Option Agreement” by and between Edge Petroleum Corporation and the Directors named therein. (Incorporated by reference from exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

†10.9                       —            Severance Agreements by and between Edge Petroleum Corporation and the Officers of the Company named therein. (Incorporated by reference from exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

†10.10                     —            Form of Employee Restricted Stock Award Agreement under the Incentive Plan of Edge Petroleum Corporation (Incorporated by Reference from exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1999).

†10.11                     —            Edge Petroleum Corporation Amended and Restated Elias Stock Incentive Plan.  (Incorporated by reference from exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed May 30, 2001 (Registration No. 333-61890)).

†10.12                     —            Form of Edge Petroleum Corporation John W. Elias Non-Qualified Stock Option Agreement (Incorporated by reference from exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed May 30, 2001 (Registration No. 333-61890)).

* Filed herewith.

† Incorporated by reference as indicated.

(B)      Reports on Form 8-K                                                                                                   None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGE PETROLEUM CORPORATION,
A DELAWARE CORPORATION
(REGISTRANT)

Date: 11/14/01	/S/	John W. Elias
John W. Elias
Chief Executive Officer and
Chairman of the Board

Date: 11/14/01	/S/	Michael G. Long
Michael G. Long
Senior Vice President and
Chief Financial and Accounting Officer