Form 10-K
period 2001-12-31
EDGE PETROLEUM CORP
filed 2002-04-01
CIK 1021010

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                        COMMISSION FILE NUMBER: 0-22149
                             ---------------------
                           EDGE PETROLEUM CORPORATION
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      76-0511037
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

        CHEVRON/TEXACO HERITAGE PLAZA                              77002
            1111 BAGBY, SUITE 2100                               (Zip code)
                HOUSTON, TEXAS
   (Address of principal executive offices)

                                  713-654-8960
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)
                             ---------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                             ---------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 15, 2002, was $49.6 million (based on a value of $5.30 per share, the closing price of the Common Stock as quoted by NASDAQ National Market on such date). 9,351,215 shares of Common Stock, par value $.01 per share, were outstanding on March 15, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the registrant's 2002 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
                                       PART I
Items 1 and 2.   Business and Properties.....................................      1
Item 3.          Legal Proceedings...........................................     21
Item 4.          Submission of Matters to a Vote of Security Holders.........     24

                                      PART II
Item 5.          Market for Registrant's Common Equity and Related
                 Stockholder Matters.........................................     25
Item 6.          Selected Financial Data.....................................     25
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................     27
Item 7A.         Qualitative and Quantitative Disclosures About Market
                 Risk........................................................     39
Item 8.          Financial Statements and Supplementary Data.................     39
Item 9.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosures...................................     39

                                      PART III
Item 10.         Directors and Executive Officers of the Registrant..........     40
Item 11.         Executive Compensation......................................     40
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management..................................................     40
Item 13.         Certain Relationships and Related Transactions..............     40

                                      PART IV
Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K.........................................................     40

                           EDGE PETROLEUM CORPORATION

     Unless otherwise indicated by the context, references herein to the "Company" or "Edge" mean Edge Petroleum Corporation, a Delaware corporation, and its corporate and partnership subsidiaries and predecessors. Certain terms used herein relating to the oil and natural gas industry are defined in ITEMS 1 AND
2. -- "BUSINESS AND PROPERTIES -- CERTAIN DEFINITIONS."

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

OVERVIEW

     Edge Petroleum Corporation is an independent oil and natural gas company engaged in the exploration, development, acquisition and production of crude oil and natural gas properties in the United States. At year-end 2001, our net proved reserves were 44.8 Bcfe, comprised of 38.9 billion cubic feet of natural gas, 750.5 thousand barrels of oil and 227.9 thousand barrels of plant products. Natural gas accounted for approximately 87% of those proved reserves. About 83% of total proved reserves were developed as of year-end and they were all located onshore, in the United States.

     Edge was founded in 1983 as a private company and went public in 1997 through an initial public offering. We have evolved over that time from a prospect generation organization focused solely on high-risk, high-reward exploration projects to a team-driven organization focused on a balanced program of exploration, exploitation, development and acquisition of oil and natural gas properties. Following a top-level management change in late 1998, a more disciplined style of business planning and management was integrated into our technology-driven drilling activities. After giving effect to the time needed to make those changes, there have been significant activities that have resulted in growth in reserves, production and financial strength.

STRATEGY

     Our strategy for growth has evolved over the past several years and is based upon the following main elements:

     - reserve growth through the drilling of a balanced portfolio of prospects

     - balancing exploration risk with the acquisition and exploitation of existing properties that we believe have upside potential

     - focusing on specific geographic areas where we believe we can add value

     - integration of the latest technological advances into our exploration, drilling and production operations

     - maintaining a conservative financial structure and controlling our cost structure

     - using equity ownership and performance-based compensation programs to attract and retain a high-quality workforce.

DRILLING PROGRAM

     During 2001, we conducted an active, technology-driven drilling program in both south Texas and south-central Louisiana. Our drilling program was balanced between a small number of relatively higher-risk, high-potential prospects and a larger number of relatively lower-risk, moderate and low-potential prospects. We drilled 22 wells in 2001 with 17 completed as successful. Four of these successful wells were waiting on testing or pipeline connection at year-end. This drilling program, along with our 2001 acquisitions, allowed us to replace 331% of our production in 2001 and grow our year-end reserve base by 51%. We expect to drill approximately the same number of wells in 2002, continuing a balanced program of risk and reward.

BALANCE

     In 2001, 80 % of our reserve growth came from our drilling activity and 20% came from acquisitions. We seek acquisitions of proven properties that typically have exploration or exploitation upside potential. We primarily seek properties in our core areas, or as a means to establish new core areas. We expect to focus more of our efforts in 2002 on acquisitions than we have in the past. At the end of 2001, we hired a Vice President of Business Development and Planning to lead this effort.

     We believe our low and moderate-risk drilling program has the potential to replace our production and to provide moderate reserve growth while our higher-risk drilling program and acquisitions have the potential to rapidly accelerate our growth and add to future drilling opportunities.

GEOGRAPHIC FOCUS

     We believe geographic focus is a critical element of success. Long-term success requires detailed knowledge of both geologic and geophysical attributes, as well as operating conditions in our chosen areas. As a result, we focus on a select number of geographic areas where our experience and strengths can be applied with a significant influence on the outcome. We believe this focus will allow us to manage a growing asset base while controlling increases in staffing and allow us to add value to additional properties while controlling incremental costs.

TECHNOLOGY

     We use advanced technologies as risk reduction tools in our exploration and development activities. Advanced visualization and data analysis techniques and advanced processing techniques combined with our more traditional sub-surface interpretation techniques allow our team of technical personnel to more easily identify features, structural details and fluid contacts, that could be overlooked using less sophisticated data interpretation techniques. As of December 31, 2001, we held licenses to 3-D seismic data covering approximately 1,500 square miles in Texas, 650 square miles in Louisiana and 55 square miles in Montana.

FINANCIAL STRUCTURE

     We believe that a conservative financial structure is crucial to consistent, positive financial results, management of cyclical swings in our industry and the ability to move quickly to take advantage of acquisitions and attractive drilling opportunities. Despite growing debt capacity, we have been careful to limit our borrowings. At December 31, 2001, our debt to total capital ratio was 15 percent. We try to fund most of our ongoing capital expenditures from cash flow from operations, reserving our debt capacity for potential investment opportunities that we believe can profitably add to our program. Part of a sound financial structure is constant attention to costs, both operating and overhead costs. Over the past three years, we have worked diligently to control our operating costs, significantly reduced our overhead costs and instituted a formal, disciplined capital budgeting process.

EQUITY OWNERSHIP

     Following a management change in late 1998, we eliminated the previous overriding royalty compensation system and replaced it with a system designed to reward all employees through performance-based compensation that is competitive with our peers and through equity ownership. As of March 15, 2002, our employees and directors owned or had options to acquire an aggregate of about 16% of our outstanding common stock.

OIL AND NATURAL GAS RESERVES

     The following table sets forth our estimated net proved oil and natural gas reserves and the present value of estimated future pretax net cash flows related to such reserves as of December 31, 2001. We engaged Ryder Scott Company ("Ryder Scott") to estimate our net proved reserves, projected future production, estimated future net revenue attributable to our proved reserves, and the present value of such estimated future net revenue as of December 31, 2001. Ryder Scott's estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data provided by us. In estimating the reserve quantities that are economically recoverable, Ryder Scott used year-end oil and natural gas prices in effect at December 31, 2001 and estimated development and production costs that were in effect during December 2001 without giving effect to hedging activities. In accordance with requirements of the Securities and Exchange Commission (the "Commission") regulations, no price or cost escalation or reduction was considered by Ryder Scott. For further information concerning Ryder Scott's estimate of our proved reserves at December 31, 2001, see the reserve report included as an exhibit to this Annual Report on Form 10-K (the "Ryder Scott Report"). The present value of estimated future net revenues before income taxes was prepared using constant prices as of the calculation date, discounted at 10% per annum on a pretax basis, and is not intended to represent the current market value of the estimated oil and natural gas reserves owned by us. For further information concerning the present value of future net revenue from these proved reserves, see Note 14 to our consolidated financial statements. See ITEMS 1 AND 2. -- "BUSINESS AND PROPERTIES -- FORWARD LOOKING INFORMATION AND RISK FACTORS -- The oil and natural gas reserve data included in or incorporated by reference in this document are only estimates and may prove to be inaccurate."

                                                             PROVED RESERVES
                                               -------------------------------------------
                                               DEVELOPED(1)   UNDEVELOPED(2)      TOTAL
                                               ------------   --------------   -----------
Oil and condensate (MBbls)(3)................          879              99             978
Natural gas (MMcf)...........................       31,750           7,184          38,934
          Total MMcfe........................       37,024           7,780          44,804
Estimated future net revenue before
  income taxes...............................  $84,712,473     $14,087,559     $98,800,032
Present value of estimated future net
  revenue before income taxes
  (discounted 10% annum)(4)..................  $60,775,989     $ 9,483,198     $70,259,187

---------------

(1) Proved developed reserves are proved reserves that are expected to be recovered from existing wells with existing equipment and operating methods.

(2) Proved undeveloped reserves are proved reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

(3) Includes plant products.

(4) Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated future production and development costs, using year-end oil and natural gas prices in effect at December 31, 2001, which were $2.92 per Mcf of natural gas and $18.14 per Bbl of oil.

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

     In accordance with Commission regulations, the Ryder Scott Report used year-end oil and natural gas prices in effect at December 31, 2001. The prices used in calculating the estimated future net revenue attributable to proved reserves do not necessarily reflect market prices for oil and natural gas production subsequent to December 31, 2001. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will actually be realized for such production or that existing contracts will be honored or judicially enforced. As of March 15, 2002, the average prices that we received for our production was approximately $2.40 per Mcf for natural gas and $21.50 per barrel for crude oil. Decreases in the assumed commodity prices result in decreases in estimated future net revenue as well as in estimated reserves.

OIL AND NATURAL GAS VOLUMES, PRICES AND OPERATING EXPENSE

     The following table sets forth certain information regarding production volumes, average sales prices and average oil and natural gas operating expense associated with our sale of oil and natural gas for the periods indicated.

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
Production:
  Oil and condensate (MBbls)...............................     116       97      112
  Natural gas liquids (MBbls)..............................      46       77       75
  Natural gas (MMcf).......................................   6,199    5,206    5,676
  Natural gas equivalent (MMcfe)...........................   7,167    6,249    6,799
Average Sales Price:
  Oil and condensate ($ per Bbl)(1)........................  $23.94   $26.16   $16.15
  Natural gas liquids ($ per Bbl)..........................  $17.74   $16.37   $12.16
  Natural gas ($ per Mcf)(1)...............................  $ 4.17   $ 3.84   $ 2.07
  Natural gas equivalent ($ per Mcfe)(1)...................  $ 4.16   $ 3.80   $ 2.13
Average oil and natural gas operating expenses including
  production and ad valorem taxes ($ per Mcfe)(2)..........  $ 0.70   $ 0.63   $ 0.45

---------------

(1) Includes the effect of hedging activity.

(2) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), workover costs and the administrative costs of production offices, insurance and production and ad valorem taxes.

FINDING AND DEVELOPMENT COSTS

     We incurred total exploration, development and acquisition costs of approximately $28.6 million for the year ended December 31, 2001 that added 23.7 Bcfe, net to our interest, of proved reserves. Our average finding and development cost was $1.21 per Mcfe for 2001. For the three most recent years, the total of these costs were $53.8 million adding 41.8 Bcfe of proved reserves for an average finding and development cost of $1.29 per Mcfe.

EXPLORATION, DEVELOPMENT AND ACQUISITION CAPITAL EXPENDITURES

     The following table sets forth certain information regarding the total costs incurred associated with exploration, development and acquisition activities.

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Acquisition Cost:
  Unproved properties...................................  $ 7,052   $ 4,220   $ 7,692
  Proved properties.....................................    5,695        --        --
Exploration costs.......................................   11,046     2,707     3,335
Development costs.......................................    4,823     3,766     3,455
                                                          -------   -------   -------
  Total costs incurred..................................  $28,616   $10,693   $14,482
                                                          =======   =======   =======

DRILLING ACTIVITY

     The following table sets forth our drilling activity for the three years ended December 31, 2001. In the table, "gross" refers to the total wells in which we have a working interest and "net" refers to gross wells multiplied by our working interest therein.

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                              -------------------------------------------
                                                  2001           2000            1999
                                              ------------   -------------   ------------
                                              GROSS   NET    GROSS    NET    GROSS   NET
                                              -----   ----   -----   -----   -----   ----
Exploratory:
  Productive................................   11     4.95    19      7.90     9     3.78
  Non-productive............................    3     1.16     2      1.43     4     0.67
                                               --     ----    --     -----    --     ----
          Total.............................   14     6.11    21      9.33    13     4.45
                                               --     ----    --     -----    --     ----
Development:
  Productive................................    6     2.13     5      1.16     5     1.56
  Non-productive............................    2     0.96    --        --     1     0.30
                                               --     ----    --     -----    --     ----
          Total.............................    8     3.09     5      1.16     6     1.86
                                               --     ----    --     -----    --     ----
Grand Total.................................   22     9.20    26     10.49    19     6.31
                                               ==     ====    ==     =====    ==     ====

PRODUCTIVE WELLS

     The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2001.

                                              COMPANY-
                                              OPERATED      NON-OPERATED      TOTAL(1)
                                            -------------   -------------   -------------
                                            GROSS    NET    GROSS    NET    GROSS    NET
                                            -----   -----   -----   -----   -----   -----
Oil.......................................   12      6.42     66    14.53     78    20.95
Natural gas...............................   48     35.32     93    22.67    141    57.99
                                             --     -----    ---    -----    ---    -----
          Total...........................   60     41.74    159    37.20    219    78.94
                                             ==     =====    ===    =====    ===    =====

---------------

(1) Includes 82 gross wells shut-in (24.24 net).

ACREAGE DATA

     The following table sets forth certain information regarding our developed and undeveloped lease acreage as of December 31, 2001. Developed acres refer to acreage within producing units and undeveloped acres refer to acreage that has not been placed in producing units.

                                  DEVELOPED ACRES   UNDEVELOPED ACRES         TOTAL
                                  ---------------   ------------------   ----------------
                                  GROSS     NET      GROSS       NET      GROSS     NET
                                  ------   ------   --------   -------   -------   ------
Texas...........................  63,395   22,951    23,209     6,916     86,604   29,867
Louisiana.......................   2,199      374     9,047     4,261     11,246    4,635
Mississippi.....................   2,660       87       184        36      2,844      123
Alabama.........................   1,116       92        40         1      1,156       93
Montana.........................      --       --   110,702    43,019    110,702   43,019
                                  ------   ------   -------    ------    -------   ------
          Total.................  69,370   23,504   143,182    54,233    212,552   77,737
                                  ======   ======   =======    ======    =======   ======

     Leases covering approximately 8,983 gross (3,078 net), 11,216 gross (6,785 net) and 6,565 gross (2,989 net) undeveloped acres are scheduled to expire in 2002, 2003 and 2004, respectively. In general, our leases will continue past their primary terms if oil and natural gas production in commercial quantities is being produced from a well on such lease.

     The table does not include 10,538 gross (6,920 net) acres that we have a right to acquire pursuant to various seismic option agreements at December 31, 2001. Under the terms of our option agreements, we typically have the right for one year, subject to extensions, to exercise our option to lease the acreage at predetermined terms.

CORE AREAS OF OPERATION

     As of December 31, 2001, 52% of our proved reserves were in south Texas and 46% in south-central Louisiana. During 2001, we added a new focus area in the northern Rocky Mountains that we expect to become a core area in 2002.

  TEXAS

     We currently own an interest in 29,867 net acres in south Texas. Our areas of focus in this region are predominately in the Wilcox, Vicksburg, Yegua, Queen City and Frio producing trends. As of December 31, 2001, we operated approximately 46 wells (38 excluding properties acquired in late December), accounting for about 45% of our total net production in Texas. We drilled 19 wells during 2001 in Texas, 15 of which were successfully completed. During 2002, we currently expect to drill 10 to 15 wells in our core areas in Texas. We are currently acquiring new 3-D seismic data in an area adjoining our O'Connor Ranch project in Goliad County, Texas and we expect drilling operations to commence there late in the third quarter of 2002.

At the end of 2001, we made an acquisition in Webb County, Texas for $6.2 million. The acquired property, known as Gato Creek, consists of eight producing wells, gathering lines, facilities and 3-D seismic data. The property covers approximately 1,900 gross acres. We recorded about 5.4 Bcfe of proved reserves associated with this acquisition and believe there are at least four to six future drilling locations on the property. We expect to drill at least two new wells on this property during 2002, and undertake several recompletions.

  LOUISIANA

     We currently own an interest in 4,635 net acres in south-central Louisiana. In 1997, we began to re-establish activity in Louisiana where we had been historically active and had prior exploration success. Our operations are focused in a prolific gas producing area covering parts of Acadia, Lafayette, St. Landry and Vermilion Parishes. The exploratory focus in this area is primarily deep, geo-pressured gas prospects ranging from 12,000 to 20,000 feet in depth. We successfully drilled two out of three exploratory wells in this region during 2001 and currently plan to drill at least one development well and one exploratory well in this area during 2002. The planned development well will offset our successful Thibodeaux No. 1 well that was drilled on our Duson-Hourst prospect in late 2001. Currently, no reserves are recorded as proved undeveloped for this proposed well which we expect to spud in the second quarter of 2002. The primary targets for this well are the Nonion Struma and Nodosaria sections at approximately 13,500 to 15,000 feet. We believe a portion of the Nodosaria section was faulted out in the Thibodeaux well. The exploratory well we hope to drill will test our North Gueydan prospect that is a Marg-Tex sand exploratory test to 16,500 feet in depth.

  NORTHERN ROCKY MOUNTAINS

     During 2001, we acquired a 50% working interest in 85,000 gross acres in the northern Powder River Basin of Montana. In addition, we directed the acquisition of 55 square miles of proprietary 3-D seismic covering a portion of this acreage block. Currently, we expect to drill five wells in this area in 2002, commencing late in the second quarter or early in the third quarter of 2002. This area has multiple objectives ranging from shallow coal bed methane at 1,000 feet to a deeper Paleozoic section at approximately 11,000 feet. This section is generally non-pressured with lower dry hole costs than many of our Gulf Coast plays.

MARKETING

     Our production is marketed to third parties consistent with industry practices. Typically, oil is sold at the well-head at field-posted prices and natural gas is sold under contract at a negotiated monthly price based upon factors normally considered in the industry, such as distance from the well to the transportation pipeline, well pressure, estimated reserves, quality of natural gas and prevailing supply/demand conditions.

     Our marketing objective is to receive the highest possible wellhead price for our product. We are aided by the presence of multiple outlets near our production on the Gulf Coast. We take an active role in determining the available pipeline alternatives for each property based upon historical pricing, capacity, pressure, market relationships, seasonal variances and long-term viability.

     There are a variety of factors which affect the market for oil and natural gas, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulations on oil and natural gas production and sales. We have not experienced any difficulties in marketing our oil and natural gas. The oil and natural gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual customers.

     We market our own production where feasible with a combination of market-sensitive pricing and forward-fixed pricing. Forward pricing is utilized to take advantage of anomalies in the futures market and to hedge a portion of our production at prices exceeding forecast. All such hedging transactions provide for financial rather than physical settlement. See ITEM
7 -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- General Overview."

     We believe that hedges should be used as a financial tool to protect against the effects of a leveraged capital structure, ensure project rates of return from acquisitions and to help management budget and plan. Recommendations with respect to hedging opportunities are made by both the financial and marketing departments to our management committee and Chief Executive Officer for approval. The administration of hedges, if any, is handled jointly by our finance, marketing and production departments.

     Although we take some measures to attempt to control price risk, we remain subject to price fluctuations for natural gas sold in the spot market due primarily to seasonality of demand and other factors beyond our control. Domestic oil prices generally follow worldwide oil prices, which are subject to price fluctuations resulting from changes in world supply and demand. We continue to evaluate the potential for reducing these risks by entering into hedge transactions. Included within natural gas revenue for the years ended December 31, 2001, 2000, and 1999 was approximately $(0.9) million, $(1.5) million and $(1.1) million, respectively, representing net losses from hedging activity. In December 2000, we entered into a natural gas collar that covered 4,000 MMbtus per day for the period January 1, 2001 to December 31, 2001 at a $4.50 per MMbtu floor and a $6.70 per MMbtu ceiling. On January 3, 2001, we closed out the hedge for the period February 1, 2001 to December 31, 2001 at a cost of $547,760. During December 1999, we entered into a crude oil fixed price swap for 2000. As a result, included in oil and condensate revenue for the year ended December 31, 2000 was approximately $(223,450) representing net losses from that hedging activity. No hedges were outstanding at December 31, 2001. At December 31, 2000 and 1999, the fair value, or net gain (loss), of outstanding hedges, for the following year was approximately $(1.1) million and $15,000, respectively.

     In March 2002, we purchased a floor on 18,000 MMbtus per day at $2.65 for the period April 1, 2002 through June 30, 2002 at a cost of $163,800. The floor structure provides a minimum realized price for the protected volume, yet preserves any upside in gas prices.

COMPETITION

     We encounter competition from other oil and natural gas companies in all areas of our operations, including the acquisition of exploratory prospects and proven properties. Our competitors include major integrated oil and natural gas companies and numerous independent oil and natural gas companies, individuals and drilling and income programs. Many of our competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than ours and which, in many instances, have been engaged in the oil and natural gas business for a much longer time than us. Such companies may be able to pay more for exploratory prospects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, such companies may be able to expend greater resources on the existing and changing technologies that we believe are and will be increasingly important to the current and future success of oil and natural gas companies. Our ability to explore for oil and natural gas reserves and to acquire additional properties in the future will be dependent upon our ability to conduct our operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. We believe that our technological expertise, our exploration, land, drilling and production capabilities and the experience of our management generally enable us to compete effectively. Many of our competitors, however, have financial resources and exploration and development budgets that are substantially greater than ours, which may adversely affect our ability to compete with these companies.

INDUSTRY REGULATIONS

     The availability of a ready market for oil and natural gas production depends upon numerous factors beyond our control. These factors include regulation of oil and natural gas production, federal and state regulations governing environmental quality and pollution control, state limits on allowable rates of production by well or proration unit, the amount of oil and natural gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. For example, a productive natural gas well may be "shut-in" because of an oversupply of natural gas or lack of an available natural gas pipeline in the areas in which we may conduct operations. State and federal regulations generally are intended to prevent waste of oil and natural gas, protect rights to produce oil and natural gas between owners in a common reservoir, control the amount of oil and natural gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted. The following discussion summarizes the regulation of the United States oil and natural gas industry. We believe that we are in substantial compliance with the various statutes, rules, regulations and governmental orders to which our operations may be subject, although there can be no assurance that this is or will remain the case. Moreover, such statutes, rules, regulations and government orders may be changed or reinterpreted from time to time in response to economic or political conditions, and there can be no assurance that such changes or reinterpretations will not materially adversely affect our results of operations and financial condition. The following discussion is not intended to constitute a complete discussion of the various statutes, rules, regulations and governmental orders to which our operations may be subject.

     Regulation of Oil and Natural Gas Exploration and Production. Our operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with operations. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells that may be drilled in and the unitization or pooling of oil and natural gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely primarily or exclusively on voluntary pooling of lands and leases. In areas where pooling is voluntary, it may be more difficult to form units, and therefore more difficult to develop a project, if the operator owns less than 100% of the leasehold. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The effect of these regulations may limit the amount of oil and natural gas we can produce from our wells and may limit the number of wells or the locations at which we can drill. The regulatory burden on the oil and natural gas industry increases our costs of doing business and, consequently, affects our profitability. Inasmuch as such laws and regulations are frequently expanded, amended and reinterpreted, we are unable to predict the future cost or impact of complying with such regulations.

     Regulation of Sales and Transportation of Natural Gas. Federal legislation and regulatory controls have historically affected the price of natural gas produced by us, and the manner in which such production is transported and marketed. Under the Natural Gas Act ("NGA") of 1938, the Federal Energy Regulatory Commission (the "FERC") regulates the interstate transportation and the sale in interstate commerce for resale of natural gas. The FERC's jurisdiction over interstate natural gas sales and transportation was substantially modified by the Natural Gas Policy Act of 1978 (the "NGPA"), under which the FERC continued to regulate the maximum selling prices of certain categories of gas sold in "first sales" in interstate and intrastate commerce. Effective January 1, 1993, however, the Natural Gas Wellhead Decontrol Act (the "Decontrol Act") deregulated natural gas prices for all "first sales" of natural gas, including all sales by us of our own production. As a result, all of our domestically produced natural gas may now be sold at market prices, subject to the terms of any private contracts that may be in effect. The Decontrol Act did not affect the FERC's jurisdiction over natural gas transportation.

     Our natural gas sales are affected by intrastate and interstate gas transportation regulation. Beginning with Congressional passage of the NGPA, the FERC adopted regulatory changes that have significantly altered the transportation and marketing of natural gas. These changes were intended by the FERC to foster competition by, among other things, transforming the role of interstate pipeline companies from wholesale marketers of gas to the primary role of gas transporters. Through similar orders affecting intrastate pipelines that provide similar interstate services under the NGPA, the FERC expanded the impact of open access regulations to intrastate commerce.

     Beginning in April 1992, the FERC issued Order No. 636 and a series of related orders, which required interstate pipelines to provide open-access transportation on a not unduly discriminatory basis for all natural gas shippers. All gas marketing by the pipelines was required to be divested to a marketing affiliate, which operates separately from the transporter and in direct competition with other gas merchants. Although Order No. 636 does not directly regulate our production and marketing activities, it does affect how buyers and sellers gain access to the necessary transportation facilities and how natural gas is sold in the marketplace.

     The courts have largely affirmed the significant features of Order No. 636 and the numerous related orders pertaining to individual pipelines. However, some appeals remain pending and the FERC continues to review and modify its regulations regarding the transportation of natural gas. For example, in 2000 the FERC issued Order No. 637 which:

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

     Order No. 637 also requires the FERC staff to analyze whether the FERC should implement additional fundamental policy changes. These include whether to pursue performance-based or other non-cost based ratemaking techniques and whether the FERC should mandate greater standardization in terms and conditions of service across the interstate pipeline grid.

     In April 1999, the FERC issued Order No. 603, which implemented new regulations governing the procedure for obtaining authorization to construct new pipeline facilities. In September 1999, the FERC issued a related policy statement establishing a presumption in favor of requiring owners of new pipeline facilities to charge rates for service on new pipeline facilities based solely on the costs associated with such new pipeline facilities. It remains to be seen what effect the FERC's other activities will have on access to markets, the fostering of competition and the cost of doing business.

     As a result of these changes, sellers and buyers of gas have gained direct access to the particular pipeline services they need and are better able to conduct business with a larger number of counterparties. We believe these changes generally have improved our access to markets while, at the same time, substantially increasing competition in the natural gas marketplace. We cannot predict what new or different regulations the FERC and other regulatory agencies may adopt, or what effect subsequent regulations may have on our activities.

     In the past, Congress has been very active in the area of gas regulation. However, as discussed above, the more recent trend has been in favor of deregulation and the promotion of competition in the gas industry. There regularly are other legislative proposals pending in the Federal and state legislatures that, if enacted, would significantly affect the petroleum industry. At the present time, it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on us. Similarly, and despite the trend toward federal deregulation of the natural gas industry, whether or to what extent that trend will continue, or what the ultimate effect will be on our sales of gas, cannot be predicted.

     We own certain natural gas pipelines that we believe meet the standards the FERC has used to establish a pipeline's status as a gatherer not subject to FERC jurisdiction under the NGA. State regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, nondiscriminatory take requirements, but does not generally entail rate regulation. Natural gas gathering may receive greater regulatory scrutiny at both state and federal levels in the post-Order No. 636 environment.

     Oil Price Controls and Transportation Rates. Sales of crude oil, condensate and gas liquids by us are not currently regulated and are made at market prices. The price we receive from the sale of these products may be affected by the cost of transporting the products to market. Much of the transportation is through interstate common carrier pipelines. Effective as of January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. These regulations have generally been approved on judicial review. Every five years, the FERC must examine the relationship between the annual change in the applicable index and the actual cost changes experienced in the oil pipeline industry. The first such review was completed in 2000, and on December 14, 2000, FERC reaffirmed the current index. The FERC's regulation of oil transportation rates may tend to increase the cost of transporting oil and natural gas liquids by interstate pipeline, although the annual adjustments may result in decreased rates in a given year. We are not able at this time to predict the effects of these regulations, if any, on the transportation costs associated with oil production from our oil producing operations.

     Environmental Regulations. Our operations are subject to numerous federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands within wilderness, wetlands and other protected areas, require remedial measures to mitigate pollution from former operations, such as pit closure and plugging abandoned wells, and impose substantial liabilities for pollution resulting from production and drilling operations. Public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stricter environmental legislation and regulations applied to the oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly waste handling, disposal and cleanup requirements, our business and prospects could be adversely affected.

     We generate wastes that may be subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The U.S. Environmental Protection Agency ("EPA") and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous wastes. Furthermore, certain wastes generated by our oil and natural gas operations that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes," and therefore be subject to more rigorous and costly operating and disposal requirements.

     We currently own or lease numerous properties that for many years have been used for the exploration and production of oil and natural gas. Although we believe that we have used good operating and waste disposal practices, prior owners and operators of these properties may not have used similar practices, and hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us or on or under locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and the wastes disposed thereon may be subject to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), RCRA and analogous state laws as well as state laws governing the management of oil and natural gas wastes. Under such laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

     Our operations may be subject to the Clean Air Act ("CAA") and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations. The EPA and states have been developing regulations to implement these requirements. We may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues. However, we do not believe our operations will be materially adversely affected by any such requirements.

     Federal regulations require certain owners or operators of facilities that store or otherwise handle oil, such as Edge, to prepare and implement spill prevention, control, countermeasure ("SPCC") and response plans relating to the possible discharge of oil into surface waters. SPCC plans at certain of our properties were developed and implemented in 1999. The Oil Pollution Act of 1990 ("OPA") contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. The OPA subjects owners of facilities to strict joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. The OPA also requires owners and operators of offshore facilities that could be the source of an oil spill into federal or state waters, including wetlands, to post a bond, letter of credit or other form of financial assurance in amounts ranging from $10 million in specified state waters to $35 million in federal outer continental shelf waters to cover costs that could be incurred by governmental authorities in responding to an oil spill. Such financial assurances may be increased by as much as $150 million if a formal risk assessment indicates that the increase is warranted. Noncompliance with OPA may result in varying civil and criminal penalties and liabilities. Our operations are also subject to the federal Clean Water Act ("CWA") and analogous state laws. In accordance with the CWA, the state of Louisiana has issued regulations prohibiting discharges of produced water in state coastal waters effective July 1, 1997. Pursuant to other requirements of the CWA, the EPA has adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits, participate in a group permit or seek coverage under an EPA general permit. While certain of our properties may require permits for discharges of storm water runoff, we believe that we will be able to obtain, or be included under, such permits, where necessary, and make minor modifications to existing facilities and operations that would not have a material effect on us. Like OPA, the CWA and analogous state laws relating to the control of water pollution provide varying civil and criminal penalties and liabilities for releases of petroleum or its derivatives into surface waters or into the ground.

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

     We also are subject to a variety of federal, state and local permitting and registration requirements relating to protection of the environment. Management believes that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse effect on us.

OPERATING HAZARDS AND INSURANCE

     The oil and natural gas business involves a variety of operating risks, including the risk of fire, explosion, blow-out, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, natural gas leaks, ruptures and discharges of toxic gases, the occurrence of any of which could result in substantial losses to us due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations.

     In accordance with customary industry practice, we maintain insurance against some, but not all, of the risks described above. Our insurance does not cover business interruption or protect against loss of revenue.

There can be no assurance that any insurance obtained by us will be adequate to cover any losses or liabilities. We cannot predict the continued availability of insurance or the availability of insurance at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and operations.

TITLE TO PROPERTIES

     Except as discussed under "Item 3. Legal Proceedings" below, we believe we have satisfactory title to all of our producing properties in accordance with standards generally accepted in the oil and natural gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which we believe, do not materially interfere with the use of or affect the value of such properties. As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition (other than a preliminary review of local records). Investigations, including a title opinion of local counsel, are made before commencement of drilling operations.

EMPLOYEES

     At December 31, 2001, we had 31 full-time employees. We believe that our relationships with our employees are good. None of our employees is covered by a collective bargaining agreement. From time to time, we utilize the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well site surveillance, permitting and environmental assessment. Field and on-site production operation services, such as pumping, maintenance, dispatching, inspection and testing are generally provided by independent contractors.

OFFICE AND EQUIPMENT

     We maintain our executive offices at Chevron/Texaco Heritage Plaza, 1111 Bagby, Suite 2100, Houston, Texas. During 1997 we entered into a lease, expiring February 3, 2003, for these offices covering 28,206 square feet of office space. We will begin negotiations to renew our lease as well as investigate alternative space during 2002. See Note 6 to our consolidated financial statements.

FORWARD LOOKING INFORMATION AND RISK FACTORS

     Certain of the statements contained in all parts of this document (including the portion, if any, to which this Form 10-K is attached), including, but not limited to, those relating to our drilling plans, our 3-D project portfolio, future general and administrative expenses on a per unit of production basis, increases in wells operated, future growth, future exploration, future seismic data (including timing and results), expansion of operation, generation of additional prospects, review of outside generated prospects and acquisitions, additional reserves and reserve increases, enhancement of visualization and interpretation strengths, expansion and improvement of capabilities, integration of new technology into operations, new credit facilities, attraction of new members to the exploration team, future compensation programs, new focus or core areas, new prospects and drilling locations, future capital expenditures (or funding thereof), sufficiency of future working capital, borrowings and capital resources and liquidity, projected cash flows from operations, expectation or timing of reaching payout, outcome, effects or timing of any legal proceedings, drilling plans, including scheduled and budgeted wells, the number, timing or results of any wells, the plans for timing, interpretation and results of new or existing seismic surveys or seismic data, future production or reserves, future acquisition of leases, lease options or other land rights and any other statements regarding future operations, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts are forward looking statements. These forward-looking statements reflect our current view of future events and financial performance. When used in this document, the words "budgeted," "anticipate," "estimate," "expect," "may," "project," "believe," "intend," "plan," "potential" and similar expressions are intended to be among the statements that identify forward looking statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future events, or otherwise.

Such statements involve risks and uncertainties, including, but not limited to, the numerous risks and substantial and uncertain costs associated with exploratory drilling, the volatility of oil and natural gas prices and the effects of relatively low prices for our products, conducting successful exploration and development in order to maintain reserves and revenue in the future, operating risks of oil and natural gas operations, our dependence on key personnel, our ability to utilize changing technology and the risk of technological obsolescence, the significant capital requirements of our exploration and development and technology development programs, governmental regulation and liability for environmental matters, results of litigation, management of growth and the related demands on our resources and the ability to achieve future growth, competition from larger oil and natural gas companies, the potential inaccuracy of estimates of oil and natural gas reserve data, property acquisition risks, and other factors detailed in this document and our other filings with the Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

  OIL AND GAS DRILLING IS A SPECULATIVE ACTIVITY AND INVOLVES NUMEROUS RISKS AND SUBSTANTIAL AND UNCERTAIN COSTS

     Our growth will be materially dependent upon the success of our future drilling program. Drilling for oil and gas involves numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs or crews and the delivery of equipment. Although we believe that our use of 3-D seismic data and other advanced technology should increase the probability of success of our wells and should reduce average finding costs through elimination of prospects that might otherwise be drilled solely on the basis of 2-D seismic data and other traditional methods, drilling remains a speculative activity. Even when fully utilized and properly interpreted, 3-D seismic data and visualization techniques only assist geoscientists in identifying subsurface structures and do not allow the interpreter to know if hydrocarbons will in fact be present in such structures if they are drilled. In addition, the use of 3-D seismic data and such technologies requires greater pre-drilling expenditures than traditional drilling strategies and we could incur losses as a result of such expenditures. Our future drilling activities may not be successful and, if unsuccessful, such failure will have an adverse effect on our future results of operations and financial condition. There can be no assurance that our overall drilling success rate or our drilling success rate for activity within a particular geographic area will not decline. Although we may discuss drilling prospects that we have identified or budgeted for, we may ultimately not lease or drill these prospects within the expected time frame, or at all. We may identify prospects through a number of methods, some of which do not include interpretation of 3-D or other seismic data. The drilling and results for these prospects may be particularly uncertain. We may not be able to lease or drill a particular prospect because, in some cases, we identify a prospect or drilling location before seeking an option or lease rights in the prospect or location. Similarly, our drilling schedule may vary from our capital budget. The final determination with respect to the drilling of any scheduled or budgeted wells will be dependent on a number of factors, including (i) the results of exploration efforts and the acquisition, review and analysis of the seismic data, (ii) the availability of sufficient capital resources to us and the other participants for the drilling of the prospects, (iii) the approval of the prospects by other participants after additional data has been compiled, (iv) economic and industry conditions at the time of drilling, including prevailing and anticipated prices for oil and natural gas and the availability of drilling rigs and crews, (v) our financial resources and results and (vi) the availability of leases and permits on reasonable terms for the prospects. There can be no assurance that these projects can be successfully developed or that the wells discussed will, if drilled, encounter reservoirs of commercially productive oil or natural gas. There are numerous uncertainties in estimating quantities of proved reserves, including many factors beyond our control. See
ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- General Overview" and ITEMS 1 AND 2. -- "BUSINESS AND PROPERTIES -- CORE AREAS OF OPERATION."

  OIL AND NATURAL GAS PRICES ARE HIGHLY VOLATILE IN GENERAL AND LOW PRICES NEGATIVELY AFFECT OUR FINANCIAL RESULTS

     Our revenue, profitability, cash flow, future growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of oil and natural gas. Our reserves are predominantly natural gas; therefore changes in natural gas prices may have a particularly large impact on our financial results. Lower oil and natural gas prices also may reduce the amount of oil and natural gas that we can produce economically. Historically, the markets for oil and natural gas have been volatile, and such markets are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions, the foreign supply of oil and natural gas, the price of foreign imports and overall economic conditions. It is impossible to predict future oil and natural gas price movements with certainty. Declines in oil and natural gas prices may materially adversely affect our financial condition, liquidity, and ability to finance planned capital expenditures and results of operations. See ITEM
7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- General Overview" and ITEMS 1 AND 2. -- "BUSINESS AND PROPERTIES -- OIL AND NATURAL GAS RESERVES" AND "-- MARKETING."

     We review on a quarterly basis the carrying value of our oil and natural gas properties under the applicable rules of the Commission. Under these rules, the carrying value of proved oil and natural gas properties may not exceed the present value of estimated future net revenue from proved reserves, discounted at 10%. Application of this "ceiling" test generally requires pricing future revenue at the unescalated prices in effect as of the end of each fiscal quarter and requires a write down for accounting purposes if the ceiling is exceeded, even if prices declined for only a short period of time. We have in the past and may in the future be required to write down the carrying value of our oil and natural gas properties when oil and natural gas prices are depressed or unusually volatile. Whether we will be required to take such a charge will depend on the prices for oil and natural gas at the end of any quarter and the effect of reserve additions or revisions and capital expenditures during such quarter. If a write down is required, it would result in a charge to earnings and would not impact cash flow from operating activities.

     In order to reduce our exposure to short-term fluctuations in the price of oil and natural gas, we periodically enter into hedging arrangements. Our hedging arrangements apply to only a portion of our production and provide only partial price protection against declines in oil and natural gas prices. Such hedging arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected, our customers fail to purchase contracted quantities of oil or natural gas or a sudden, unexpected event materially impacts oil or natural gas prices. In addition, our hedging arrangements may limit the benefit to us of increases in the price of oil and natural gas. See ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- General Overview" and ITEMS 1 AND 2. -- "BUSINESS AND PROPERTIES -- MARKETING."

  MAINTAINING RESERVES AND REVENUE IN THE FUTURE DEPENDS ON SUCCESSFUL EXPLORATION, DEVELOPMENT AND ACQUISITIONS

     In general, the volume of production from oil and natural gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent we acquire properties containing proved reserves or conduct successful exploration and development activities, or both, our proved reserves will decline. Our future oil and natural gas production is, therefore, highly dependent upon our level of success in finding or acquiring additional reserves. In addition, we are dependent on finding partners for our exploratory activity. To the extent that others in the industry do not have the financial resources or choose not to participate in our exploration activities, we will be adversely affected.

  WE ARE SUBJECT TO SUBSTANTIAL OPERATING RISKS

     The oil and natural gas business involves certain operating hazards such as well blowouts, mechanical failures, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pollution, releases of toxic gas and other environmental hazards and risks. We could suffer substantial losses as a result of any of these events. We are not fully insured against all risks incident to our business.

     We are not the operator of some of our wells. As a result, our operating risks for those wells and our ability to influence the operations for these wells are less subject to our control. Operators of these wells may act in ways that are not in our best interests. See ITEMS 1 AND 2. -- "BUSINESS AND PROPERTIES -- OPERATING HAZARDS AND INSURANCE."

  THE LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT US

     We depend to a large extent on the services of certain key management personnel, including our executive officers and other key employees, the loss of any of which could have a material adverse effect on our operations. We do not maintain key-man life insurance with respect to any of our employees. We believe that our success is also dependent upon our ability to continue to employ and retain skilled technical personnel. See ITEMS 1 AND 2. -- "BUSINESS AND PROPERTIES -- Technology."

  OUR OPERATIONS HAVE SIGNIFICANT CAPITAL REQUIREMENTS

     We have experienced and expect to continue to experience substantial working capital needs due to our active exploration, development and acquisition programs. Additional financing may be required in the future to fund our growth. No assurances can be given as to the availability or terms of any such additional financing that may be required or that financing will continue to be available under existing or new credit facilities. In the event such capital resources are not available to us, our drilling and other activities may be curtailed. See ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources."

  GOVERNMENT REGULATION AND LIABILITY FOR ENVIRONMENTAL MATTERS MAY ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS

     Oil and natural gas operations are subject to various federal, state and local government regulations, which may be changed from time to time. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity in order to conserve supplies of oil and natural gas. There are federal, state and local laws and regulations primarily relating to protection of human health and the environment applicable to the development, production, handling, storage, transportation and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations. In addition, we may be liable for environmental damages caused by previous owners of property we purchase or lease. As a result, we may incur substantial liabilities to third parties or governmental entities. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted. The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on us. See ITEMS 1 AND 2. -- "BUSINESS AND PROPERTIES -- INDUSTRY REGULATIONS."

  WE MAY HAVE DIFFICULTY MANAGING ANY FUTURE GROWTH AND THE RELATED DEMANDS ON OUR RESOURCES AND MAY HAVE DIFFICULTY IN ACHIEVING FUTURE GROWTH

     We have experienced growth in the past through the expansion of our drilling program and, more recently, acquisitions. This expansion was curtailed in 1998 and 1999, but resumed in 2000 and increased in 2001. Further expansion is anticipated in 2002 both through drilling efforts and possible acquisitions. Any future growth may place a significant strain on our financial, technical, operational and administrative resources. Our ability to grow will depend upon a number of factors, including our ability to identify and acquire new exploratory prospects, our ability to develop existing prospects, our ability to continue to retain and attract skilled personnel, the results of our drilling program and acquisition efforts, hydrocarbon prices and access to capital. There can be no assurance that we will be successful in achieving growth or any other aspect of our business strategy.

  WE FACE STRONG COMPETITION FROM LARGER OIL AND NATURAL GAS COMPANIES

     Our competitors include major integrated oil and natural gas companies and numerous independent oil and natural gas companies, individuals and drilling and income programs. Many of our competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than us. We may not be able to successfully conduct our operations, evaluate and select suitable properties and consummate transactions in this highly competitive environment. Specifically, these larger competitors may be able to pay more for exploratory prospects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, such companies may be able to expend greater resources on the existing and changing technologies that we believe are and will be increasingly important to attaining success in the industry. See ITEMS 1 AND 2. -- "BUSINESS AND PROPERTIES -- COMPETITION."

  THE OIL AND NATURAL GAS RESERVE DATA INCLUDED IN OR INCORPORATED BY REFERENCE IN THIS DOCUMENT ARE ONLY ESTIMATES AND MAY PROVE TO BE INACCURATE

     There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values. The reserve data in this report represent only estimates that may prove to be inaccurate because of these uncertainties. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and natural gas reserves depend upon a number of variable factors, such as historical production from the area compared with production from other producing areas and assumptions concerning effects of regulations by governmental agencies, future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, some or all of these assumptions may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers but at different times may vary substantially. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material. The information regarding discounted future net cash flows included in this report should not be considered as the current market value of the estimated oil and natural gas reserves attributable to our properties. As required by the Commission, the estimated discounted future net cash flows from proved reserves are based on prices and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as the amount and timing of actual production, supply and demand for oil and natural gas, increases or decreases in consumption, and changes in governmental regulations or taxation. In addition, the 10% discount factor, which is required by the Commission to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. See ITEMS 1 AND 2. -- "BUSINESS AND PROPERTIES -- Oil and Natural Gas Reserves."

  OUR CREDIT FACILITY HAS SUBSTANTIAL OPERATING RESTRICTIONS AND FINANCIAL COVENANTS AND WE MAY HAVE DIFFICULTY OBTAINING ADDITIONAL CREDIT

     Over the past few years, increases in commodity prices, in proved reserve amounts and the resultant increase in estimated discounted future net revenue, has allowed us to both reduce debt and increase our available borrowing amounts. There can be no assurance that, in the future, commodity prices will not decline, we will not increase our borrowings or the borrowing base will not be adjusted downward. Our credit facility is secured by a pledge of substantially all of our assets and has covenants that limit additional borrowings, sales of assets and the distributions of cash or properties and that prohibit the payment of dividends and the incurrence of liens. The revolving credit facility also requires that specified financial ratios be maintained. The restrictions of our credit facility and the difficulty in obtaining additional debt financing may have adverse consequences on our operations and financial results, including our ability to obtain financing for working capital, capital expenditures, our drilling program, purchases of new technology or other purposes may be impaired or such financing may be on terms unfavorable to us; we may be required to use a substantial portion of our cash flow to make debt service payments, which will reduce the funds that would otherwise be available for operations and future business opportunities; a substantial decrease in our operating cash flow or an increase in our expenses could make it difficult for us to meet debt service requirements and require us to modify operations; and we may become more vulnerable to downturns in our business or the economy generally.

     Our ability to obtain and service indebtedness will depend on our future performance, including our ability to manage cash flow and working capital, which are in turn subject to a variety of factors beyond our control. Our business may not generate cash flow at or above anticipated levels or we may not be able to borrow funds in amounts sufficient to enable us to service indebtedness, make anticipated capital expenditures or finance our drilling program. If we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service our debt, we may be required to curtail portions of our drilling program, sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. We may not be able to refinance our debt or obtain additional financing, particularly in view of current industry conditions, the restrictions on our ability to incur debt under our existing debt arrangements, and the fact that substantially all of our assets are currently pledged to secure obligations under our bank credit facility. See ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS -- Liquidity and Capital Resources" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Credit Facility."

  OUR ACQUISITION PROGRAM MAY BE UNSUCCESSFUL, PARTICULARLY IN LIGHT OF OUR LIMITED ACQUISITION EXPERIENCE

     Our personnel have had significant acquisition experience prior to joining Edge; however because we have not typically purchased properties, we may not be in as good a position as our more experienced competitors to execute a successful acquisition program. The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other factors. Such assessments, even when performed by experienced personnel, are necessarily inexact and their accuracy inherently uncertain. Our review of subject properties, which generally includes on-site inspections and the review of reports filed with various regulatory entities, will not reveal all existing or potential problems, deficiencies and capabilities. We may not always perform inspections on every well, and may not be able to observe structural and environmental problems even when we undertake an inspection. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of such problems. There can be no assurances that any acquisition of property interests by us will be successful and, if unsuccessful, that such failure will not have an adverse effect on our future results of operations and financial condition.

  WE DO NOT INTEND TO PAY DIVIDENDS AND OUR ABILITY TO PAY DIVIDENDS IS
  RESTRICTED

     We currently intend to retain any earnings for the future operation and development of our business and do not currently anticipate paying any dividends in the foreseeable future. Any future dividends also may be restricted by our then-existing loan agreements. See ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" and Note 4 to our consolidated financial statements.

  WE CANNOT MARKET OUR PRODUCTION WITHOUT THE ASSISTANCE OF THIRD PARTIES

     The marketability of our production depends upon the proximity of our reserves to, and the capacity of, facilities and third party services, including oil and natural gas gathering systems, pipelines, trucking or terminal facilities, and processing facilities. The unavailability or lack of capacity of such services and facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. A shut-in or delay or discontinuance could adversely affect our financial condition. In addition, federal and state regulation of oil and natural gas production and transportation affect our ability to produce and market our oil and natural gas on a profitable basis.

  PROVISIONS OF DELAWARE LAW AND OUR CHARTER AND BYLAWS MAY DELAY OR PREVENT TRANSACTIONS THAT WOULD BENEFIT STOCKHOLDERS

     Our Certificate of Incorporation and Bylaws and the Delaware General Corporation Law contain provisions that may have the effect of delaying, deferring or preventing a change of control of the company. These provisions, among other things, provide for a classified Board of Directors with staggered terms, restrict the ability of stockholders to take action by written consent, authorize the Board of Directors to set the terms of Preferred Stock, and restrict our ability to engage in transactions with 15% stockholders.

     Because of these provisions, persons considering unsolicited tender offers or other unilateral takeover proposals may be more likely to negotiate with our board of directors rather than pursue non-negotiated takeover attempts. As a result, these provisions may make it more difficult for our stockholders to benefit from transactions that are opposed by an incumbent board of directors.

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

     Finding costs. Costs associated with acquiring and developing proved oil and natural gas reserves which are capitalized by us pursuant to generally accepted accounting principles, including all costs involved in acquiring acreage, geological and geophysical work and the cost of drilling and completing wells, excluding those costs attributable to unproved undeveloped property.

     Gross acres or gross wells. The total acres or wells, as the case may be, in which a working interest is owned.

     MBbls.  One thousand barrels of crude oil or other liquid hydrocarbons.

     Mcf.  One thousand cubic feet.

     Mcf/d.  One thousand cubic feet per day.

     Mcfe. One thousand cubic feet equivalent determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids, which approximates the relative energy content of crude oil, condensate and natural gas liquids as compared to natural gas. Prices have historically been higher or substantially higher for crude oil than natural gas on an energy equivalent basis although there have been periods in which they have been lower or substantially lower.

     MMcf.  One million cubic feet.

     MMcfe. One million cubic feet equivalent determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids, which approximates the relative energy content of crude oil, condensate and natural gas liquids as compared to natural gas.

     Net acres or net wells. The sum of the fractional working interests owned in gross acres or gross wells.

     NGL's.  Natural gas liquids measured in barrels.

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

     In October 2001, the Company was sued by certain mineral owners in its Mew lease, upon which the Company and its partners drilled and completed the Mew No. 1 well in the Brandon Area, Duval County, Texas. The suit names the Company, Santos USA and Mark Smith, an independent landman, as Defendants, and is filed in the 229th Judicial District Court of Duval County, Texas. The suit seeks a declaratory judgment to set aside certain quitclaim deeds between the Mew lessors that were intended to result in a partition of the mineral estate between the various members of the Mew family in the land where the well is located and other lands. The pleadings allege failure of consideration, fraud, failure to consummate the partition, bad faith trespass and conversion. As part of the leasing effort for the prospect, some members of the Mew family had sought to partition their minerals under the tracts where they owned the surface in full. The Mew heirs, from whom the Company acquired leases, could lose a portion of their mineral interest if the quitclaim deeds are set aside. Were this to happen, it could have the effect of voiding the Company's leases as to an undivided one-third of the unit acreage for the Mew well and the Mew lease. Plaintiffs seek unspecified actual and exemplary damages against the Company and Santos arising out of the alleged fraud committed by the Company and Mark Smith. They also seek damages from Santos for the value of the oil and natural gas produced and saved from the Mew well, or alternatively, for the value of the oil and natural gas produced less the cost of drilling, completing and operating the well. The Company has a 12.5% working interest in the well. To date, the Mew well has produced $5.7 million in net revenue and has cost $3.6 million to drill, complete and operate. Estimated gross proved reserves are 111.6 MBbls and 4.6 Bcf. The Company has filed an answer in the case. Santos has filed a plea of abatement asking that the case be dismissed for failure to join necessary and indispensable parties. At this point, it is not possible to determine the ultimate outcome of this litigation or the exposure, if any, the Company may have.

     In July 2001, the Company was notified of a prior lease in favor of a predecessor of ExxonMobil purporting to be valid and covering the same property as the Company's Neblett lease in Starr County, Texas. The Neblett lease is part of a unit in the N. LaCopita Prospect in which the Company owns a non-operating interest. The operator of the lease, GMT, filed a petition for, and was granted, a temporary restraining order against ExxonMobil in the 229th Judicial Court in Starr County, Texas enjoining ExxonMobil from taking possession of the Neblett wells. Pending resolution of the underlying title issue, the temporary restraining order was extended voluntarily by agreement of the parties, conditioned on GMT paying the revenues into escrow and agreeing to provide ExxonMobil with certain discovery materials in this action. ExxonMobil has filed a counterclaim against GMT and all the non-operators, including the Company, to establish the validity of their lease, remove cloud on title, quiet title to the property, and for conversion, trespass and punitive damages. ExxonMobil seeks unspecified damages for the lost profits on the sale of the hydrocarbons from this property, and for a determination of whether the Company and the other working interest owners were in good faith or bad faith in trespassing on this lease. If a determination of bad faith is made, the parties will not be able to recover their costs of developing this property from the revenues therefrom. While there is always a risk in the outcome of the litigation, the Company believes there is no question that it acted in good faith and intends to vigorously defend its position. The Company, along with GMT and the other partners, are attempting to negotiate a settlement with ExxonMobil that would allow GMT et al (including the Company) to participate for their respective shares of a 23% working interest in the Neblett unit, and would allow for the recovery of well costs. If the case cannot be settled and the title issue is decided unfavorably, the Company believes that it will ultimately be able to recover its costs as a good faith trespasser. Due to the uncertainty of the final outcome, the Company has ceased to record revenue from the properties as of August 1, 2001, which net to the Company averaged approximately 1.4 MMcfe/d of production at the time the well was shut-in. In addition, the Company removed associated reserves of 1.4 Bcfe from its total proved reserves. The Company believes this potential loss is not material to its financial condition or results of operations.

     The Company, as one of three original plaintiffs, filed a lawsuit against BNP Petroleum Corporation ("BNP"), Seiskin Interests, LTD, Pagenergy Company, LLC and Gap Marketing Company, LLC, as defendants, in the 229th Judicial District Court of Duval County, Texas, for fraud and breach of contract in connection with an agreement whereby BNP was obligated to drill a test well in an area known as the Slick Prospect in Duval County, Texas. The allegations of the Company in this litigation were, in general, that BNP gave the Company inaccurate and incomplete information on which the Company relied in entering into the transaction and in making its decision not to participate in the test well and the prospect, resulting in the loss of the Company's interest in the lease, the test well and four subsequent wells drilled in the prospect. The Company sought to enforce its interest in the prospect and sought damages or rescission, as well as costs and attorneys' fees. The case was originally filed in Duval County, Texas on February 25, 2000. The Company filed a lis pendens to protect its interest in the real property at issue.

     In mid-March, 2000, the defendants filed an original answer and certain counterclaims against plaintiffs, seeking unspecified damages for slander of title, tortious interference with business relations and exemplary damages. The case proceeded to trial before the court (without a jury) on June 19, 2000, after the plaintiffs were found by the court to have failed to comply with procedural requirements regarding the request for a jury. After several days of trial, the case was recessed and later resumed on September 5, 2000. The court at that time denied the plaintiffs' motion for mistrial based on the court's denial of a jury trial. The court also ordered that the defendants' counterclaims would be the subject of a separate trial that would commence on December 11, 2000. The parties proceeded to try issues related to the plaintiffs' claims on September 5-13, 2000. Defendants filed a second amended answer and counterclaim and certain supplemental responses to a request for disclosure in which they stated that they were seeking damages in the amount of $33.5 million by virtue of an alleged lost sale of the subject properties, $17 million in alleged lost profits from other prospective contracts, and unspecified incidental and consequential damages from the alleged wrongful suspension of funds under their gas sales contract with the gas purchaser on the properties, alleged damage to relationships with trade creditors and financial institutions, including the inability to leverage the Slick Prospect, and attorneys' fees at prevailing hourly rates in Duval County, Texas incurred in defending against plaintiffs' claims and for 40% of any aggregate recovery in prosecuting their counterclaims. In subsequent deposition testimony, the defendants verbally alleged $26 million of damages by virtue of the alleged lost sale of the properties (as opposed to the $33.5 million previously sought), $7.5 million of damages by virtue of loss of a lease development opportunity and $100 million of damages by virtue of the loss of a business opportunity related to BNP's alleged inability to participate in a 3-D seismic project.

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

     During the week of December 11-15, 2000, in Duval County BNP tried its counterclaims against Edge, and Edge presented its defenses to the counterclaims. BNP presented evidence that its damages were in the amounts of $19.6 million for the alleged lost sale of the properties, $35 million for the alleged loss of the lease development opportunity, and $308 million for the alleged loss of the opportunity related to participation in the 3-D seismic project. During the course of the trial, Edge presented its motion for summary judgment on the counterclaims based on the doctrine of absolute judicial proceeding privilege. The judge partially granted Edge's motion for summary judgment as it related to the filing of the lis pendens, but denied it with regard to the other allegations of BNP. The judge also granted Edge's plea in abatement relating to the breach of the confidentiality agreement, ruling that the District Court in Harris County has dominant jurisdiction of that issue.

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

     On December 6, 2001, the Company agreed to settle this litigation. Pursuant to the settlement, the Company agreed to pay $2.5 million and to release its claims to interest in an area known as the Slick Prospect in Duval County, Texas. The parties to the settlement agreed to the dismissal of all claims, both in the 229th Judicial District Court of Duval County, Texas and in the 165th District Court in Harris County, Texas. The parties also agreed to set aside the judgment of the 229th Judicial District Court of Duval County, Texas against the Company and to a mutual release of all claims.

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

     JOHN W. ELIAS has served as the Chief Executive Officer and Chairman of the Board of the Company since November 1998. Mr. Elias is a member of the Nominating Committee of the Board. From April 1993 to September 30, 1998, he served in various senior management positions, including Executive Vice President, of Seagull Energy Corporation, a company engaged in oil and natural gas exploration, development and production and pipeline marketing. Prior to April 1993 Mr. Elias served in various positions for more than 30 years, including senior management positions with Amoco Corporation, a major integrated oil and gas company. Mr. Elias has more than 40 years of experience in the oil and natural gas exploration and production business. He is 61 years old.

     MICHAEL G. LONG has served as Senior Vice President and Chief Financial Officer of the Company since December 1996. Mr. Long served as Vice President-Finance of W&T Offshore, Inc., an oil and natural gas exploration and production company, from July 1995 to December 1996. From May 1994 to July 1995, he served as Vice President of the Southwest Petroleum Division for Chase Manhattan Bank, N.A. Prior thereto, he served in various capacities with First National Bank of Chicago, most recently that of Vice President and Senior Corporate Banker of the Energy and Transportation Department, from March 1992 to May 1994. Mr. Long received a B.A. in Political Science and a M.S. in Economics from the University of Illinois. Mr. Long is 49 years old.

     JOHN O. TUGWELL has served as Senior Vice President Production since December 2001 and prior to that served as Vice President of Production for the Company since March 1997. He served as Senior Petroleum Engineer of the Company's predecessor corporation since May 1995. From 1986 to May 1995, he held various reservoir/production engineering positions with Shell Oil Company, most recently that of Senior Reservoir Engineer. Mr. Tugwell holds a B.S. in Petroleum Engineering from Louisiana State University. Mr. Tugwell is a registered Professional Engineer in the State of Texas. Mr. Tugwell is 38 years old.

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

     C.W. MACLEOD has served as the Vice President Business Development and Planning for the Company since January 2002. From November 1999 to December 2001, he was Vice President Investment Banking with Raymond James and Associates, Inc. From February 1990 to October 1999, Mr. MacLeod was a principal with Kirkpatrick Energy Associates, Inc. where he was responsible for originating corporate finance and research products for energy clients. His previous experience includes positions as an independent petroleum geologist, a manager of exploration and production for an independent oil and gas producer and geologic positions with Ladd Petroleum Corporation and Resource Sciences Corporation. Mr. MacLeod graduated from Eastern Michigan University with a B.S. in Geology and earned his M.B.A. from the University of Tulsa. Mr. MacLeod is a registered professional geologist in the state of Wyoming.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 15, 2002, we estimate there were approximately 3,618 beneficial holders of our Common Stock. Our Common Stock is listed on the NASDAQ National Market ("NASDAQ") and traded under the symbol "EPEX". As of March 15, 2002, we had 9,351,215 shares outstanding and our closing price on NASDAQ was $5.30 per share. The following table sets forth, for the periods indicated, the high and low closing sales prices for our Common Stock as listed on NASDAQ.

                                                              COMMON STOCK
                                                                 PRICES
                                                              -------------
                                                              HIGH     LOW
                                                              -----   -----
                                                               ($)     ($)
CALENDAR 2001
First Quarter...............................................  9.500   6.875
Second Quarter..............................................  9.450   5.500
Third Quarter...............................................  7.000   4.050
Fourth Quarter..............................................  5.740   4.160
CALENDAR 2000
First Quarter...............................................  4.000   2.125
Second Quarter..............................................  3.375   1.750
Third Quarter...............................................  4.375   2.625
Fourth Quarter..............................................  9.875   3.750

     We have never paid a dividend, cash or otherwise, and do not intend to in the foreseeable future. The payment of future dividends will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements, restrictions in financing agreements, business conditions and other factors. See ITEMS 1 AND
2. -- BUSINESS AND PROPERTIES -- "FORWARD LOOKING INFORMATION AND RISK
FACTORS -- We do not intend to pay dividends and our ability to pay dividends is restricted".

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data regarding the Company as of and for each of the periods indicated. The following data should be read in conjunction with "Management's Discussion and

Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto, which follow:

                                                         YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------
                                              2001     2000(1)   1999(1)   1998(1)      1997
                                            --------   -------   -------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATIONAL DATA:
  Oil and natural gas revenue.............  $ 29,811   $23,774   $14,486   $ 15,463   $ 13,468
  Operating expenses:
     Oil and natural gas operating
       expenses including production and
       ad valorem taxes...................     5,001     3,955     3,039      3,376      2,331
     Depletion, depreciation and
       amortization.......................     9,378     7,641     8,512     10,002      2,876
     Impairment of oil and natural gas
       properties.........................        --        --        --     10,013         --
     Litigation settlement................     3,547        --        --         --         --
     General and administrative
       expenses...........................     5,038     3,824     4,528      4,583      4,641
     Deferred compensation expense(2).....      (497)    1,004        --         --         --
     Unearned compensation expense........        --        23       350        621        513
     Other charge.........................        --        --     1,688      2,898         --
                                            --------   -------   -------   --------   --------
          Total operating expenses........    22,467    16,447    18,117     31,493     10,361
                                            --------   -------   -------   --------   --------
  Operating income (loss).................     7,344     7,327    (3,631)   (16,030)     3,107
     Interest expense, net................      (215)     (172)     (130)       (90)      (183)
     Interest income......................       128        98        52        133        901
     Loss on sale of investment...........        --      (355)       --         --         --
                                            --------   -------   -------   --------   --------
  Income (loss) before income taxes and
     cumulative effect of accounting
     change...............................     7,257     6,898    (3,709)   (15,987)     3,825
     Income tax benefit...................       819        --        --        983         --
                                            --------   -------   -------   --------   --------
  Income (loss) before cumulative effect
     of accounting change.................     8,076     6,898    (3,709)   (15,004)     3,825
     Cumulative effect of accounting
       change.............................        --        --        --      1,781         --
                                            --------   -------   -------   --------   --------
  Net income (loss).......................  $  8,076   $ 6,898   $(3,709)  $(13,223)  $  3,825
                                            ========   =======   =======   ========   ========
  Basic earnings (loss) per share:(3)
     Income (loss) before cumulative
       effect of accounting change........  $   0.87   $  0.75   $ (0.43)  $  (1.93)  $   0.53
     Cumulative effect of accounting
       change.............................        --        --        --       0.23         --
                                            --------   -------   -------   --------   --------
     Basic earnings (loss) per share......  $   0.87   $  0.75   $ (0.43)  $  (1.70)  $   0.53
                                            ========   =======   =======   ========   ========
  Diluted earnings (loss) per share:(3)
     Income (loss) before cumulative
       effect of accounting change........  $   0.83   $  0.74   $ (0.43)  $  (1.93)  $   0.52
     Cumulative effect of accounting
       change.............................        --        --        --       0.23         --
                                            --------   -------   -------   --------   --------
     Diluted earnings (loss) per share....  $   0.83   $  0.74   $ (0.43)  $  (1.70)  $   0.52
                                            ========   =======   =======   ========   ========

                                                         YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------
                                              2001     2000(1)   1999(1)   1998(1)      1997
                                            --------   -------   -------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  Basic weighted average number of shares
     outstanding(3).......................     9,281     9,183     8,680      7,759      7,275
  Diluted weighted average number of
     shares outstanding(3)................     9,728     9,330     8,680      7,759      7,320
SELECT CASH FLOW DATA:
  EBITDA(4)...............................  $ 16,850   $14,711   $ 4,933   $  4,118   $  6,884
  Capital expenditures....................    28,989    10,718    14,588     34,824     29,874
  Net cash provided by operating
     activities...........................    22,151     9,646     5,608     11,711      4,145
  Net cash used in investing activities...   (28,989)   (5,395)   (7,259)   (27,989)   (31,177)
  Net cash provided by (used in) financing
     activities...........................     7,383    (4,003)    1,651     12,500     29,266
SELECT BALANCE SHEET DATA:
  Working capital surplus (deficit).......  $    682   $ 2,879   $(4,977)  $ (8,255)  $  7,603
  Property and equipment, net.............    66,853    47,242    45,976     47,259     36,663
  Total assets............................    74,704    56,942    54,740     56,006     53,766
  Long-term debt, including current
     maturities...........................    10,000     3,000     6,800     12,500         --
  Stockholders' equity....................    58,099    50,129    42,174     36,956     47,911

---------------

(1) Certain prior year balances have been reclassified to conform to the current year presentation.

(2) Deferred compensation expense includes the amortization of compensation costs related to restricted stock grants and the non-cash charge or credit related to requirements under FASB Interpretation No. (FIN) 44, Accounting for Certain Transactions involving Stock Compensation. At December 31, 2000, a charge was required under FIN 44 when the daily average market price of our stock exceeded the strike price of certain options. At December 31, 2001, our daily average market price was below the strike price of these options and as a result, a credit was required to reduce compensation expense except as it related to repriced options exercised in 2001.

(3) Basic and diluted earnings (loss) per share has been computed based on the net income (loss) shown above and assuming the 4,701,361 shares of Common Stock issued in connection with the Combination (as defined below in ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- "General Overview" ) were outstanding for all periods prior to the Combination, effective March 3, 1997.

(4) EBITDA represents income (loss) before cumulative effect of accounting change, interest expense, income taxes, depletion, depreciation and amortization and impairment. Our management believes that EBITDA may provide additional information about our ability to meet our future requirements for debt service, capital expenditures and working capital. EBITDA is a financial measure commonly used in the oil and natural gas industry and should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Because EBITDA excludes some, but not all, items that affect net income, this measure may vary among companies. The EBITDA data presented above may not be comparable to a similarly titled measure of other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a review of our financial position and results of operations for the periods indicated. Our Consolidated Financial Statements and Supplementary Data and the related notes thereto contain detailed information that should be referred to in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL OVERVIEW

     We were organized as a Delaware corporation in August 1996 in connection with our initial public offering (the "Offering") and the related combination of certain entities that held interests in the Edge Joint Venture II (the "Joint Venture") and certain other oil and natural gas properties, herein referred to as the "Combination". In a series of combination transactions, we issued an aggregate of 4,701,361 shares of common stock and received in exchange for 100% of the ownership interests in the Joint Venture and certain other oil and natural gas properties. In March 1997, and contemporaneously with the Combination, we completed the Offering of 2,760,000 shares of our common stock generating proceeds of approximately $40 million, net of expenses.

     We have evolved over that time from a prospect generation organization focused solely on high-risk, high-reward exploration to a team driven organization focused on a balanced program of exploration, exploitation, development and acquisition of oil and natural gas properties. Following a top-level management change in late 1998, a disciplined style of business planning and management was integrated into our technology-driven drilling activities. After giving effect to the time needed to make those changes, there have been significant activities that have resulted in growth in reserves, production and financial strength.

     We use the full-cost method of accounting for our oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain general and administrative costs that are directly attributable to our acquisition, exploration and development activities, are capitalized in a "full-cost pool" as incurred. We record depletion of our full-cost pool using the unit of production method. Investments in unproved properties are not subject to amortization until the proved reserves associated with the projects can be determined or until impaired. To the extent that capitalized costs subject to amortization in the full-cost pool (net of depletion, depreciation and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to operations. Once incurred, an impairment of oil and natural gas properties is not reversible at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis. For each of the years ended December 31, 2001, 2000 and 1999, respectively, no full cost ceiling test write down was necessary.

     Due to the instability of oil and natural gas prices, we have entered into, from time to time, price risk management transactions (e.g., swaps, collars and floors) for a portion of our oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements may limit the benefit to us of increases in the price of oil and natural gas, it also limits the downside risk of adverse price movements. Our hedging arrangements typically apply to only a portion of our production, providing only partial price protection against declines in oil and natural gas prices. We account for these transactions as hedging activities and, accordingly, gains and losses are included in oil and natural gas revenue during the period the hedged production occurs. At December 31, 2001, we were not a party to any hedging transactions. At December 2000, a natural gas collar was in place. The natural gas collar covered 4,000 MMbtus per day for the period January 1, 2001 to December 31, 2001 at a $4.50 per MMbtu floor and a $6.70 per MMbtu ceiling. On January 3, 2001, we closed out the hedge for the period February 1, 2001 to December 31, 2001 at a cost of $547,760. At December 31, 2000 and 1999, the fair value, gain (loss), of outstanding hedges was approximately $(1.1) million and $15,000, respectively. (See Note 5 to our consolidated financial statements).

     Our revenue, profitability and future rate of growth and ability to borrow funds or obtain additional capital, and the carrying value of our properties, are substantially dependent upon prevailing prices for oil and natural gas. These prices are dependent upon numerous factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. A substantial or extended decline in oil and natural gas prices could have a material adverse effect on our financial condition, results of operations and access to capital, as well as the quantities of oil and natural gas reserves that we may economically produce.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

  Revenue and Production

     Oil and natural gas revenue increased 25% from $23.8 million in 2000 to $29.8 million in 2001. For 2001, natural gas production comprised 86% of total production and contributed 88% of total revenue, oil and condensate comprised 10% of total production and contributed 9% of total revenue, and NGL's comprised 4% of total production and contributed 3% of total revenue. For 2000, natural gas production comprised 83% of total production and 84% of total revenue while oil and condensate production accounted for 9% of total production and 11% of revenue and NGLs production comprised 8% of total production and 5% of oil and gas revenue.

     The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the years ended December 31, 2001 and 2000.

                                                                  2001 PERIOD COMPARED TO
                                                                        2000 PERIOD
                                            DECEMBER 31,          -----------------------
                                      -------------------------    INCREASE    % INCREASE
                                         2001          2000       (DECREASE)   (DECREASE)
                                      -----------   -----------   ----------   ----------
Production Volumes:
  Natural gas (Mcf).................    6,198,871     5,206,236      992,635       19%
  Oil and condensate (Bbls).........      115,728        96,925       18,803       19%
  Natural gas liquids (Bbls)........       45,701        76,835      (31,134)     (41)%
  Natural gas equivalent (Mcfe).....    7,167,445     6,248,796      918,649       15%
Average Sales Price:
  Natural gas ($ per Mcf)(1)........  $      4.17   $      3.84   $     0.33        9%
  Oil and condensate ($ per
     Bbl)(1)........................  $     23.94   $     26.16   $    (2.22)      (8)%
  Natural gas liquids ($ per Bbl)...  $     17.74   $     16.37   $     1.37        8%
  Natural gas equivalent ($ per
     Mcfe)(1).......................  $      4.16   $      3.80   $     0.36        9%
Operating Revenue:
  Natural gas(1)....................  $26,229,567   $19,980,704   $6,248,863       31%
  Oil and condensate(1).............    2,770,825     2,536,028      234,797        9%
  Natural gas liquids...............      810,525     1,257,684     (447,159)     (36)%
                                      -----------   -----------   ----------
          Total(1)..................  $29,810,917   $23,774,416   $6,036,501       25%
                                      ===========   ===========   ==========

---------------

(1) Includes the effect of hedging.

     Natural gas revenue increased 31% from $20.0 million for the year ended December 31, 2000 to $26.2 million for 2001. Increased production and the favorable impact of higher natural gas prices were partially offset by the impact of a hedging loss. For the year ended December 31, 2001, natural gas production increased 19% from 14.2 Mcf/d in 2000 to 17.0 Mcf/d in 2001 resulting in an increase in revenue of approximately $4.1 million (based on 2000 comparable period prices). The average natural gas sales price for production in 2001 was $4.32 per Mcf, exclusive of hedging activity, compared to $4.14 per Mcf for 2000, exclusive of hedging activity. This increase in average price realized resulted in increased revenue of approximately $1.1 million (based on current year production). Included within natural gas revenue for the year ended December 31, 2001 and 2000 was $(0.9) million and $(1.5) million, respectively, representing losses from hedging activity. These losses decreased the effective natural gas sales price by $(0.15) per Mcf and $(0.30) per Mcf, for the years ended December 31, 2001 and 2000, respectively.

     Revenue from the sale of oil and condensate totaled $2.8 million for the year ended December 31, 2001, an increase of 9% from the prior year total of $2.5 million. The year ended December 31, 2000 included net losses from oil hedge activity of $223,455. No oil hedges were in place for 2001. Production volumes for oil and condensate increased 19% to 317 Bbls/d for the year ended December 31, 2001 compared to 265 Bbls/d for the same prior year period. The increase in oil and condensate production caused an increase in revenue of approximately $535,300 (based on 2000 comparable period average prices). The average realized price for oil and condensate for the year ended December 31, 2001 was $23.94 per barrel compared to $28.47 per barrel, excluding the impact of net oil hedge losses of $(2.31) per barrel, in 2000. Lower average prices for the year 2001 resulted in a decrease in revenue of $524,000 (based on current year production).

     Revenue from the sale of NGLs totaled $0.8 million for the year ended December 31, 2001, a decrease of 36% from the 2000 total of $1.3 million. Production volumes for NGLs for the year ended December 31, 2001 decreased 41%, from 210 Bbls/d to 125 Bbls/d, as compared to the year ended December 31, 2000. The decrease in NGL production decreased revenue by $509,600 (based on 2000 comparable period average prices). This decrease in production was largely due to high natural gas prices decreasing the economic value of NGL's and a resulting decision by management not to process our gas during several months of 2001. Favorable pricing for the year ended December 31, 2001 resulted in an increase in revenue of $62,500 (based on current year production). The average realized price for NGLs for the year ended December 31, 2001 was $17.74 per barrel compared to $16.37 per barrel for the same period in 2000.

     Production of oil and natural gas was significantly impacted by our drilling results in the second half of 2000 and in 2001. We successfully drilled and completed 17 gross (7.081 net) wells in the year ended December 31, 2001 that added additional production and revenue for 2001. Gas production increases were due primarily to the drilling of, and strong performance from, the O'Connor Ranch wells, the Ibarra and La Jolla Parr wells on our La Jolla prospect, the Mire #1 well on our Horeb prospect and the Robertson #1 well on our Duson Frio prospect. Partially offsetting the favorable results of drilling were production declines on our older wells, primarily the Margo #1 and #2 wells.

  Costs and Operating Expenses

     Operating expenses for the year ended December 31, 2001 totaled $2.8 million compared to $2.0 million in the same period of 2000, an increase of 44%. Current year results were impacted by the increased number of wells operating in 2001 compared to the prior year as well as higher treating costs at the Austin facility for a portion of 2001, higher salt water disposal costs on our older wells, and higher well control insurance costs incurred in 2001 compared to the prior year. Operating expenses averaged $0.39 per Mcfe for the year ended December 31, 2001 compared to $0.31 per Mcfe for the prior year period. The increase in operating expenses on a Mcfe basis was due to the factors resulting in an overall increase in operating expenses described previously.

     Severance and ad valorem taxes for the year ended December 31, 2001 increased 9% from $2.0 million in 2000, to $2.2 million in 2001, due to higher severance taxes paid on the increased revenue, primarily in the first quarter of 2001. On an equivalent basis, severance and ad valorem taxes were $0.30 per Mcfe and $0.32 per Mcfe for the years ended December 31, 2001 and 2000, respectively.

     Depletion, depreciation and amortization expense ("DD&A") for the year ended December 31, 2001 totaled $9.4 million compared to $7.6 million for the year ended December 31, 2000. Full cost DD&A on our oil and natural gas properties totaled $8.7 million for 2001 compared to $7.0 million in 2000. Depletion expense on a unit of production basis for the year ended December 31, 2001 was $1.22 per Mcfe, 10% higher than the 2000 rate of $1.11 per Mcfe. The higher depletion rate per Mcfe resulted in an increase in depletion expense of $0.8 million. For the year ended December 31, 2001, higher oil and natural gas production compared to the prior year period resulted in an increase in depletion expense of $1.0 million. The increase in the depletion rate was primarily due to a higher amortizable base in 2001 compared to the prior year.

     In December 2001, we recorded costs of $3.5 million related to the settlement of our litigation with BNP. See Note 6 to our consolidated financial statements.

     General and administrative expenses ("G&A") for the year ended December 31, 2001, excluding the deferred compensation expense discussed below, totaled $5.0 million, a 32% increase from the 2000 total of $3.8 million. The increase in costs was due primarily to bad debt expense of $525,000 reserved in 2001 ($225,000 of which related to purchases by an Enron affiliate), costs of $100,000 to purchase options from a former employee, higher salaries and related benefits, and higher legal and audit fees. For the years ended December 31, 2001 and 2000, G&A costs were reduced by overhead reimbursement fees of approximately $137,200 and $120,300, respectively. G&A on a unit of production basis for the year ended December 31, 2001 was $0.70 per Mcfe ($0.62 per Mcfe excluding the bad debt expense and the purchase of options) compared to $0.61 per Mcfe for the comparable 2000 period.

     Deferred compensation cost reported in accordance with FASB Interpretation No. (FIN) 44, Accounting for Certain Transactions involving Stock Compensation was a credit of $(850,281) for the year ended December 31, 2001 compared to a charge of $899,548 in the comparable prior year period. FIN 44 requires, among other things, a non-cash charge to compensation expense if the price of our common stock on the last trading day of a reporting period is greater than the exercise price of certain options. FIN 44 could also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of the prior period, but not below the exercise price of the options. We adjust deferred compensation expense upward or downward on a monthly basis based on the trading price at the end of each such period as necessary to comply with FIN 44. We are required to report under this rule as a result of non-qualified stock options granted to employees and directors in prior years and re-priced in May of 1999, as well as certain options newly issued in conjunction with the repricing.

     Also included in deferred compensation is amortization related to restricted stock awards granted during 2000 and 2001. For the years ended December 31, 2001 and 2000, such amortization totaled $353,371 and $105,250, respectively.

     No unearned compensation was reported in 2001. Unearned compensation expense for the year ended December 31, 2000 totaled $22,696 and relates to restricted stock granted to executives at the completion of the Offering.

     Included in other income (expense) was interest expense of $214,619 for the year ended December 31, 2001 compared to $171,783 in the same 2000 period. Interest expense, including facility fees, was $137,623 for the year 2001 on weighted average debt of $0.7 million compared to interest expense of $546,340 on weighted average debt of approximately $5.6 million for the same prior year period. Also included in interest expense for the years ended December 31, 2001 and 2000 was $101,398 and $24,720, respectively, representing amortization of deferred loan costs associated with a new credit facility. Capitalized interest for the year ended December 31, 2001 totaled $24,402 compared to $399,277 in the prior year. The reduction in capitalized interest resulted from lower interest costs incurred during the year ended December 31, 2001 compared to the same prior year period. Although gross interest expense has decreased compared to the prior year, the effect of less interest being capitalized to oil and natural gas properties has resulted in higher net interest costs reported in our results of operations.

     Interest income totaled $127,717 for the year ended December 31, 2001 compared to $97,860 for the same period in 2000. The increase in interest income is due to the overall increase in funds invested in overnight money market funds.

     Other income (expense) for the year ended December 31, 2000 also included a loss on the sale of our investment in Frontera of $(354,733) or $(0.04) per share.

     An income tax benefit was recorded for the year ended December 31, 2001 of $818,897. As of December 31, 2001, approximately $18.2 million of net operating loss carryforwards have been accumulated that begin to expire in 2012. Based on our year-end 2001 projections, we now believe that we will fully realize our recorded tax assets. Accordingly, $818,897 in associated valuation reserves was reversed in 2001. Future financial statement income will necessitate income tax provisions at our effective rate. Currently, we do not anticipate a federal tax liability or making federal tax payments in 2002. For the year ended December 31,

2000, no tax expense or benefit was recorded because an allowance was provided to offset the tax benefits of certain tax assets.

     For the year ended December 31, 2001, the Company had net income of $8.1 million, or $0.87 basic earnings per share, as compared to net income of $6.9 million, or $0.75 basic earnings per share, in 2000.

     Weighted average shares outstanding increased from approximately 9.2 million for the year ended December 31, 2000 to 9.3 million in the comparable 2001 period. The increase was due primarily to options exercised and vesting of restricted stock during 2001.

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

  Revenue and Production

     Oil and natural gas revenue increased 64% from $14.5 million in 1999 to $23.8 million in 2000. For 2000, natural gas production comprised 83% of total production and contributed 84% of total revenue, oil and condensate comprised 9% of total production and contributed 11% of total revenue, and NGL's comprised 8% of total production and contributed 5% of total revenue. For 1999, natural gas production comprised 83% of total production and 81% of total revenue while oil and condensate production accounted for 10% of total production and 13% of revenue and NGLs production comprised 7% of total production and 6% of oil and gas revenue.

     The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the years ended December 31, 2000 and 1999.

                                                                  2000 PERIOD COMPARED TO
                                                                        1999 PERIOD
                                            DECEMBER 31,          -----------------------
                                      -------------------------    INCREASE    % INCREASE
                                         2000          1999       (DECREASE)   (DECREASE)
                                      -----------   -----------   ----------   ----------
Production Volumes:
  Natural gas (Mcf).................    5,206,236     5,675,938     (469,702)      (8)%
  Oil and condensate (Bbls).........       96,925       112,089      (15,164)     (14)%
  Natural gas liquids (Bbls)........       76,835        75,134        1,701        2%
  Natural gas equivalent (Mcfe).....    6,248,796     6,799,276     (550,480)      (8)%
Average Sales Price:
  Natural gas ($ per Mcf)(1)........  $      3.84   $      2.07   $     1.77       86%
  Oil and condensate ($ per
     Bbl)(1)........................  $     26.16   $     16.15   $    10.01       62%
  Natural gas liquids ($ per Bbl)...  $     16.37   $     12.16   $     4.21       35%
  Natural gas equivalent ($ per
     Mcfe)(1).......................  $      3.80   $      2.13   $     1.67       78%
Operating Revenue:
  Natural gas(1)....................  $19,980,704   $11,762,490   $8,218,214       70%
  Oil and condensate(1).............    2,536,028     1,810,043      725,985       40%
  Natural gas liquids...............    1,257,684       913,462      344,222       38%
                                      -----------   -----------   ----------
          Total(1)..................  $23,774,416   $14,485,995   $9,288,421       64%
                                      ===========   ===========   ==========

---------------

(1) Includes the effect of hedging.

     Natural gas revenue increased 70% from $11.8 million for the year ended December 31, 1999 to $20.0 million for 2000. The favorable impact of higher natural gas prices was partially offset by the impact of hedging losses and decreased production. The average natural gas sales price for production in 2000 was $4.14 per Mcf, exclusive of hedging activity, compared to $2.26 per Mcf for 1999, exclusive of hedging activity. This increase in average price realized resulted in increased revenue of approximately $9.7 million (based on current year production). Included within natural gas revenue for the year ended December 31, 2000 and 1999 was $(1.5) million and $(1.1) million, respectively, representing losses from hedging activity. These losses decreased the effective natural gas sales price by $(0.30) per Mcf and $(0.19) per Mcf, for the years ended December 31, 2000 and 1999, respectively. For the year ended December 31, 2000, natural gas production decreased 8% from 15.6 Mcf/d in 1999 to 14.2 Mcf/d in 2000 resulting in a decrease in revenue of approximately $1.1 million (based on 1999 comparable period prices).

     Revenue from the sale of oil and condensate totaled $2.5 million for the year ended December 31, 2000 (including net losses from oil hedge activity of $223,454), an increase of 40% from the prior year total of $1.8 million. Favorable pricing for the year 2000 resulted in an increase in revenue of $1.2 million (based on current year production). The average realized price for oil and condensate for the year ended December 31, 2000 was $28.47 per barrel, excluding the impact of net oil hedge losses of $(2.31) per barrel, compared to $16.15 per barrel for the same period in 1999. Production volumes for oil and condensate decreased 14% to 265 Bbls/d for the year ended December 31, 2000 compared to 307 Bbls/d for the same prior year period. The decrease in oil and condensate production caused a decrease in revenue of approximately $244,900 (based on 1999 comparable period average prices).

     Revenue from the sale of NGLs totaled $1.3 million for the year ended December 31, 2000, an increase of 38% from the 1999 total of $913,462. Favorable pricing for the year ended December 31, 2000 resulted in an increase in revenue of $323,500 (based on current year production). The average realized price for NGLs for the year ended December 31, 2000 was $16.37 per barrel compared to $12.16 per barrel for the same period in 1999. Production volumes for NGLs for the year ended December 31, 2000 increased 2%, from 206 Bbls/d to 210 Bbls/d, as compared to the year ended December 31, 1999. The increase in NGL production increased revenue by $20,700 (based on 1999 comparable period average prices).

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

  Costs and Operating Expenses

     Operating expenses for the year ended December 31, 2000 totaled $2.0 million compared to $1.7 million in the same period of 1999, an increase of 13%. Results for 2000 were impacted by the recording in June 2000 of 19 months of lifting costs totaling approximately $119,000, associated with our McFaddin properties that reached payout in July 1998 but was not determined until June 2000. In addition, 2000 costs increased due to compression charges and salt water disposal costs on certain older properties. These additional costs more than offset the effect of lower costs resulting from the disposition of proved producing properties effective July 1, 1999, and corporate efforts focused on improving the operating structure in the field. Operating expenses averaged $0.31 per Mcfe for the year ended December 31, 2000 compared to $0.26 per Mcfe for the prior year period. The increase in operating expenses on a Mcfe basis was due to the factors resulting in an overall increase in operating expenses described previously and the sale of certain properties during the third quarter of 1999 that had lower overall average operating costs.

     Severance and ad valorem taxes for the year ended December 31, 2000 increased 54% from $1.3 million in 1999 to $2.0 million in 2000 due primarily to higher severance taxes paid on the increased revenue, primarily in the fourth quarter of 2000. On an equivalent basis, severance and ad valorem taxes were $0.32 per Mcfe and $0.19 per Mcfe for the years ended December 31, 2000 and 1999, respectively.

     Depletion, depreciation and amortization expense ("DD&A") for the year ended December 31, 2000 totaled $7.6 million compared to $8.5 million for the year ended December 31, 1999. Full cost DD&A on our oil and natural gas properties totaled $7.0 million for 2000 compared to $7.8 million in 1999. Depletion expense on a unit of production basis for the year ended December 31, 2000 was $1.11 per Mcfe, 3% lower than the 1999 rate of $1.15 per Mcfe. For the year ended December 31, 2000, lower oil and natural gas production compared to the prior year period resulted in a decrease in depletion expense of $218,400. The decrease in the depletion rate was primarily due to year-end reserve base additions and revisions.

     General and administrative expenses ("G&A") for the year ended December 31, 2000, excluding the deferred compensation expense discussed below, totaled $3.8 million, a 16% decrease from the 1999 total of $4.5 million. The decrease in costs was due primarily to lower salaries and related benefits attributable to a work force reduction during January 2000. For the year ended December 31, 2000 and 1999, G&A was reduced by overhead reimbursement fees of approximately $120,300 and $285,000, respectively. G&A on a unit of production basis for the year ended December 31, 2000 was $0.61 per Mcfe compared to $0.67 per Mcfe for the comparable 1999 period.

     A non-cash charge to compensation expense of $899,548, or $0.10 per share, was required in 2000 in accordance with FASB Interpretation No. (FIN) 44, "Accounting for Certain Transactions involving Stock Compensation." FIN 44 requires, among other things, a non-cash charge to compensation expense if the price of Edge's common stock on the last trading day of a reporting period is greater than the exercise price of certain options. FIN 44 could also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of the prior period, but not below the exercise price of the options. We adjust deferred compensation expense upward or downward on a monthly basis based on the trading price at the end of each such period as necessary to comply with FIN 44. The charge was related to non-qualified stock options granted to employees and directors in prior years and re-priced in May of 1999, as well as certain options newly issued in conjunction with the repricing.

     Also included in deferred compensation for the year ended December 31, 2000 is amortization of $105,250 related to restricted stock awards granted during 2000.

     Unearned compensation expense for the year ended December 31, 2000 totaled $22,696 compared to $349,623 in the prior year period. The amortization of unearned compensation expense is recognized from restricted stock granted to executives at the completion of the Offering. The decrease was due to the resignation of the former President and Chief Operating Officer in December 1999 at which time he vested in his remaining restricted stock grant. We charged to expense the unamortized unearned compensation associated with his restricted stock upon his resignation.

     The other charge during 1999 of approximately $1.7 million primarily represented expenses incurred as a result of the resignation of our former President and Chief Operating Officer in 1999. As a result of his resignation we recorded a one-time charge of approximately $1.5 million to satisfy corporate obligations under his employment contract. Included in the $1.5 million was a $1.1 million non-cash amount relating to the vesting of the remaining balance of the executive's restricted common stock award granted concurrent with our Offering (see Note 9 to our consolidated financial statements). The balance of the charge primarily represented an accrual for workforce reduction and cash payments to be paid to the former executive from the date of his resignation to December 31, 2000.

     Other income (expense) for the year ended December 31, 2000 consisted primarily of a loss on the sale of our investment in Frontera of $(354,733).

     Also included in other income (expense) was interest expense of $171,783 for the year ended December 31, 2000 compared to $130,067 in the same 1999 period. Interest expense was $546,340 for the year 2000 on weighted average debt of $5.6 million compared to interest expense of $662,067 on weighted average debt of approximately $8.4 million for the same prior year period. Also included in interest expense for the year ended December 31, 2000 was $24,720 representing amortization of deferred loan costs associated with a new credit facility. Capitalized interest for the year ended December 31, 2000 totaled $399,277, a decrease of 25% over the prior year amount of $532,000 for the same period. The reduction in capitalized interest resulted from lower exploration activities during the year ended December 31, 2000 compared to the same prior year period. Although interest expense has decreased compared to the prior year, the effect of less interest being capitalized to oil and natural gas properties has resulted in higher net interest costs reported in our results of operations.

     Interest income totaled $97,860 for the year ended December 31, 2000 compared to $51,855 for the same period in 1999. The increase in interest income is due to the overall increase in funds invested in overnight money market funds.

     Due to our significant deferred tax assets, no tax expense was recorded for the year ended December 31, 2000 or 1999. Because of the uncertainty at December 31, 2000 and 1999 as to whether we would have future profitability, an allowance was provided to offset the tax benefits of certain tax assets.

     For the year ended December 31, 2000 we had net income of $6.9 million, or $0.75 basic earnings per share, as compared to a net loss of $(3.7) million, in 1999.

     Weighted average shares outstanding increased from approximately 8.7 million for the year ended December 31, 1999 to 9.2 million in the comparable 2000 period. The increase was due primarily to the private placement of 1.4 million shares of common stock in May 1999.

  LIQUIDITY AND CAPITAL RESOURCES

     In March 1997, we completed the Offering of 2,760,000 shares of our common stock at a public offering price of $16.50 per share. The Offering provided us with proceeds of approximately $40 million, net of expenses. We used approximately $12.7 million to repay our long-term outstanding indebtedness incurred under our revolving credit facility in place at the time, subordinated loans and equipment loans. The remaining proceeds from the Offering, together with cash flows from operations, were used to fund capital expenditures, commitments, and other working capital requirements and for general corporate purposes.

     On May 6, 1999, we completed a "Private Offering" of 1,400,000 shares of common stock at a price of $5.40 per share. We also issued warrants, which were purchased for $0.125 per warrant, to acquire an additional 420,000 shares of common stock at $5.35 per share and are exercisable through May 6, 2004. At our election, the warrants may be called at a redemption price of $0.01 per warrant at any time after any date at which the average daily per share closing bid price for the immediately proceeding 20 consecutive trading days exceeds $10.70. No warrants have been exercised as of December 31, 2001. Total proceeds, net of offering costs, were approximately $7.4 million of which $4.9 million was used to repay debt under our revolving credit facility in place at the time, with the remainder being utilized to satisfy working capital requirements and to fund a portion of our exploration program. Pursuant to the terms of the private placement, we filed a registration statement with the Commission registering the resale of the shares of Common Stock and the warrants sold in the private placement, as well as the resale of any shares of Common Stock issued pursuant to such warrants.

     We had cash and cash equivalents at December 31, 2001 of $793,287 consisting primarily of short-term money market investments, as compared to $247,981 at December 31, 2000. Working capital was $0.7 million as of December 31, 2001, as compared to $2.9 million at December 31, 2000. Excluding the current portion of long-term debt, working capital was $5.9 million at December 31, 2000.

     Cash flows provided by operations were $22.2 million, $9.6 million and $5.6 million, for the years ended December 31, 2001, 2000, and 1999, respectively. The significant increase in cash flows provided by operations for the year ended December 31, 2001 is primarily due to higher net income in 2001, lower accounts receivable balances at December 31, 2001 compared to the prior year and higher accrued liabilities at the current year-end. High commodity prices during the fourth quarter of 2000 resulted in substantial accounts receivable balances for production revenue received in 2001 but prices were significantly lower at December 31, 2001 resulting in lower accounts receivable balances. Operating cash flows, before changes in working capital, for the years ended December 31, 2001, 2000 and 1999 were $16.8 million, $16.0 million and $6.3 million, respectively. The increase in operating cash flows from 2000 to 2001 was due primarily to higher oil and natural gas revenue partially offset by increased operating costs, including the $3.5 million litigation settlement in December 2001. The increase from 1999 to 2000 was due primarily to higher oil and natural gas revenue during 2000 as a result of higher production and average commodity prices.

     We reinvest a substantial portion of our cash flows in our drilling, acquisition, land and geophysical activities. As a result, we used $29.0 million in investing activities during 2001, all of which were capital expenditures. Capital expenditures of $15.9 million were attributable to the drilling of 22 gross wells, 17 of which were successful. Acquisition costs totaled $6.7 million for the year ended December 31, 2001, and an additional $6.0 million in expenditures was attributable to land holdings, including $2.6 million for increased seismic data and other geological and geophysical expenditures. The remaining capital expenditures were associated with computer hardware and office equipment.

     During the year ended December 31, 2000, we used $5.4 million in investing activities, including capital expenditures of $10.7 million. Capital expenditures of $5.7 million were attributed to drilling 26 gross wells, 24 of which were successful. Capital expenditures of $3.2 million were attributable to land holdings and $1.8 million was attributable to increased seismic data and other geological and geophysical expenditures. These expenditures were offset by proceeds from the sale of oil and natural gas properties of $1.8 million and net proceeds from the sale of our investment in Frontera of $3.5 million.

     During the year ended December 31, 1999, we used $7.3 million of cash in investing activities including capital expenditures of approximately $14.6 million. Capital expenditures of $6.7 million were attributed to the drilling of 19 gross wells, 14 of which were successful. Capital expenditures of $2.7 million were attributable to increased land holdings and $5.1 million was attributable to increased seismic data and other geologic and geophysical expenditures. Capital expenditures of approximately $100,000 were used for the acquisition of computer hardware and office equipment. Capital expenditures were offset by proceeds from the sale of oil and natural gas prospects of $3.5 million. During August 1999, we completed a transaction in which we sold, effective July 1, 1999, our working interests in proved producing and undeveloped properties within our BTA and Spartan Extension 3-D project areas in Goliad and Victoria Counties, Texas. Proceeds from the sale were approximately $4.0 million.

     Pursuant to a rights offering conducted by Frontera in November 1998, we agreed to purchase 44,027 shares of Frontera Common Stock plus such additional shares, if necessary, to maintain our then current 8.73% interest of the partially diluted outstanding Frontera Common Stock (assuming conversion of all preferred stock). As a result, we paid Frontera $116,671 in December 1998 for 44,027 shares of Frontera Common Stock, $5,626 in January 1999 for 2,123 shares of Frontera Common Stock and $116,672 in April 1999 for 44,027 shares of Frontera Common Stock bringing our total investment in Frontera to $3,867,233. We sold our interest in Frontera in June 2000 for net proceeds of $3.5 million.

     We currently anticipate capital expenditures in 2002 to be approximately $18 million. Approximately $10.8 million is allocated to our expected drilling and production activities; $4.2 million is allocated to land and seismic activities; and $3.0 million relates to capitalized interest and G&A and other. We plan to fund these expenditures largely from cash flow from operations plus some modest incremental borrowings. We have not explicitly budgeted for acquisitions; however, we do expect to spend considerable effort evaluating acquisition opportunities. We expect to fund acquisitions through traditional reserve-based bank debt and, if required, through additional debt and equity financings.

     Cash flows provided by financing activities totaled $7.4 million for the year ended December 31, 2001 including $11.0 million in borrowings and $4.0 million in repayments under our current credit facility. In addition, we received $390,421 in proceeds from the issuance of common stock related to options exercised in 2001. Cash flows used in financing activities in 2000 were $(4.0) million, including borrowings of $5.4 million and repayments of $9.2 million under our revolving credit facility and the predecessor facility. We also incurred loan costs of approximately $202,900 in establishing our new credit facility. Financing activities during 1999 were comprised of a private offering of common stock that generated net proceeds of $7.4 million offset by a net repayment of debt of $5.7 million.

     Due to our active exploration, development and acquisition activities, we have experienced and expect to continue to experience substantial working capital requirements. We intend to fund our 2002 capital expenditures, commitments and working capital requirements through cash flows from operations, and to the extent necessary other financing activities. The projected 2002 cash flows from operations are estimated to be sufficient to fund our budgeted exploration and development program. We believe we will be able to generate capital resources and liquidity sufficient to fund our capital expenditures and meet such financial obligations as they come due. In the event such capital resources are not available to us, our drilling and other activities may be curtailed. See ITEMS 1 AND 2. -- "BUSINESS AND PROPERTIES -- FORWARD LOOKING INFORMATION AND RISK FACTORS -- Significant Capital Requirements."

  Credit Facility

     In October 2000, we entered into a new credit facility (the "Credit Facility") with a bank. Borrowings under the Credit Facility bear interest at a rate equal to prime plus 0.50% or LIBOR plus 2.75%. As of December 31, 2001, $10.0 million in borrowings were outstanding under the Credit Facility. The Credit Facility matures October 6, 2003 and is secured by substantially all of our assets. Proceeds from the borrowings in 2001 under the Credit Facility were used to fund the December 2001 property acquisition and the payment to BNP for the litigation settlement.

     Originally the borrowing base under the Credit Facility was $5 million and was subject to automatic reductions at a rate of $300,000 per month beginning October 31, 2000. In March 2001, the Credit Facility was amended to increase the borrowing base to $14 million, and to eliminate the $300,000 per month automatic reduction. In January 2002, the borrowing base was increased to $18 million. The borrowing base will be re-determined again during the second quarter of 2002 and is expected to include adjustments for the recent success of the Thibodeaux well in Louisiana, other drilling successes and the acquisition in late December 2001 of properties in South Texas that were not factored into the January 2002 borrowing base of $18 million, offset in part by ordinary declines in reserves from production.

     The Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of oil and natural gas properties or other collateral, engaging in merger or consolidation transactions. The Credit Facility also prohibits dividends and certain distributions of cash or properties and certain liens. The Credit Facility also contains certain financial covenants. The EBITDA to Interest Expense Ratio requires that (a) our consolidated EBITDA, as defined in the agreement, for the four fiscal quarters then ended to (b) our consolidated interest expense for the four fiscal quarters then ended, to not be less than
3.5 to 1.0. The Working Capital ratio requires that the amount of our consolidated current assets less our consolidated current liabilities, as defined in the agreement, be at least $1.0 million. The Allowable Expenses ratio requires that (a) the aggregate amount of our year-to-date consolidated general and administrative expenses for the period from January 1 of such year through the fiscal quarter then ended to (b) our year-to-date consolidated oil and gas revenues, net of hedging activity, for the period from January 1 of such year through the fiscal quarter then ended, to be less than 0.40 to 1.0.

  ACCOUNTING PRONOUNCEMENTS

     Derivatives We adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. The statement, as amended, requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives be reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or firm commitment, then the changes in the fair value of the derivative instrument will generally be offset in the income statement by the change in the item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows then the changes in fair value of the derivative instrument will generally be reported in Other Comprehensive Income ("OCI"). The gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the period in which earnings are impacted by the hedged item.

     When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value and gains and losses that were accumulated in other comprehensive income will be recognized in earnings immediately. In all other situations in which hedge accounting is discontinued, the derivative will be carried at fair value on the balance sheet with future changes in its fair value recognized in earnings prospectively.

     We account for our natural gas and crude oil hedge derivative instruments as cash flow hedges under SFAS 133. Although the fair value of our derivative instruments fluctuates daily, as of January 1, 2001, the fair value of our natural gas hedge derivative instruments was approximately ($1.1) million, which was recorded in the Consolidated Balance Sheet on January 1, 2001. The ($1.1) million was recorded as a liability on our balance sheet as part of the transition adjustment related to our adoption of SFAS 133. The offset to this balance sheet adjustment was a decrease to "Accumulated Other Comprehensive Income", a component of stockholders' equity. In early January 2001, we closed out of our hedge obligation for the period from February 1, 2001 to December 31, 2001. In accordance with SFAS 133, the cost to close out of the hedge was recognized in net income over the period in which the hedged production occurred. As of December 31, 2001, the full loss from the close out of $547,760 has been recorded to net income. As of December 31, 2001, we were not a party to any hedging activity.

     On June 29, 2001, the Financial Accounting Standards Board ("FASB") approved its proposed SFAS No. 141, ("SFAS 141") "Business Combinations," and SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." Under SFAS 141, all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. The provisions of the statement will apply to all business combinations initiated after June 30, 2001.

     SFAS 142 will apply to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. The statement will supersede Accounting Principals Board, ("APB"), Opinion No. 17, "Intangible Assets," and will carry forward provisions in APB Opinion No. 17 related to internally developed intangible assets. Under this statement, goodwill will no longer be amortized but will be subject to annual impairment analysis. All of the provisions of the statement should be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. We do not have any goodwill or intangible assets recorded as of December 31, 2001.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement of obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We are currently evaluating the effect of adopting Statement No. 143 on our financial statements and have not determined the timing of adoption.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes one accounting model for long-lived assets to be disposed of by sale as well as resolves implementation issues related to SFAS No. 121. The standard also expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. We adopted SFAS No. 144 effective January 1, 2002. The adoption did not have a material impact on the consolidated financial statements.

     We do not expect the adoption of any of the above-mentioned standards to have a material effect on our consolidated financial statements.

  HEDGING ACTIVITIES

     In December 2000, we entered into a natural gas collar that covered 4,000 MMbtu per day for the period January 1, 2001 to December 31, 2001 at a floor of $4.50 per MMbtu and a ceiling of $6.70 per MMbtu. On

January 3, 2001, we closed out the hedge for the period February 1, 2001 to December 31, 2001 at a cost of $547,760.

     As of December 31, 2001, we had no hedges in place. We believe that hedges should be used as a financial tool to protect against the effects of a leveraged capital structure, ensure project rates of return from acquisitions and to help management budget and plan. Recommendations with respect to hedging opportunities are made by both the financial and marketing departments to our management committee and Chief Executive Officer for approval. The administration of hedges, if any, is handled jointly by the finance, marketing and production departments.

     In March 2002, we purchased a natural gas floor at $2.65 per MMbtu covering 18,000 MMbtus per day for the period April 1, 2002 to June 30, 2002 at a cost of $163,800. See ITEMS 1 AND 2. -- "BUSINESS AND PROPERTIES -- MARKETING."

  TAX MATTERS

     At December 31, 2001, we have cumulative net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $18.2 million that will begin to expire in 2012. We anticipate that all of these NOLs will be utilized in connection with federal income taxes payable in the future. In the fourth quarter of 2001 we reversed a valuation allowance that previously offset our deferred tax assets. To the extent that we have financial statement income in the future, we will require a tax provision in our consolidated statement of operations.

     NOLs assume that certain items, primarily intangible drilling costs have been written off for tax purposes in the current year. However, we have not made a final determination if an election will be made to capitalize all or part of these items for tax purposes in the future.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates and commodity prices. We use a credit facility, which has a floating interest rate, to finance a portion of our operations. We are not subject to fair value risk resulting from changes in our floating interest rates. The use of floating rate debt instruments provide a benefit due to downward interest rate movements but does not limit us to exposure from future increases in interest rates. Based on the year-end December 31, 2001 outstanding borrowings and a floating interest rate of 4.5%, a 10% change in interest rate would result in an increase or decrease of interest expense of approximately $43,200 on an annual basis.

     In the normal course of business we enter into hedging transactions, including commodity price collars, swaps and floors to mitigate our exposure to commodity price movements, but not for trading or speculative purposes. Due to the instability of prices and to achieve a more predictable cash flow, we may put in place a hedge on a portion of our production. While the use of these arrangements may limit the benefit to us of increases in the price of oil and natural gas, it also limits the downside risk of adverse price movements. As of December 31, 2001 no hedges were in place.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Consolidated Financial Statements and Supplementary information listed in the accompanying Index to Consolidated Financial Statements and Supplementary Information on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As noted in the Company's Current Report on Form 8-K filed on October 10, 2001, on October 4, 2001, the Company dismissed its independent accountant, Deloitte & Touche LLP, and engaged Arthur Andersen LLP as its new independent accountant and auditor. The decision to engage Arthur Andersen, LLP and dismiss Deloitte & Touche LLP was recommended by the Audit Committee and approved by the Board of Directors.

     None of the reports of Deloitte & Touche LLP on the financial statements of the Company during their engagement contained an adverse opinion or was qualified or modified as to uncertainty, audit scope or accounting principles. Further, during the Company's two fiscal years ended December 31, 1999 and December 31, 2000 and for the period from January 1, 2001 to October 4, 2001, there were no disagreements between the Company and Deloitte & Touche LLP on any matter of accounting principles, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused them to make reference to the subject matter of the disagreements in connection with their report on the financial statements for such years. There were no reportable events (as defined in Regulation S-K, Item 304(a)(1)(v)) during the Company's two fiscal years ended December 31, 1999 and December 31, 2000 and for the period from January 1, 2001 to October 4, 2001. During the Company's two fiscal years ended December 31, 1999 and December 31, 2000 and for the period from January 1, 2001 to October 4, 2001, the Company did not consult with Arthur Andersen LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors and executive officers required under
ITEM 10 will be contained within the definitive Proxy Statement of the Company's 2002 Annual Meeting of Shareholders (the "Proxy Statement") under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 2001. Pursuant to Item 401(b) of Regulation S-K certain of the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by ITEM 11 will be contained in the Proxy Statement under the heading "Executive Compensation and Other Information" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by ITEM 12 will be contained in the Proxy Statement under the heading "Security Ownership of Management and Certain Beneficial Owners" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by ITEM 13 will be contained in the Proxy Statement under the heading "Transactions with Management and Certain Shareholders" and "Executive Compensation and Other Information" and is incorporated herein by reference.

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

          3. Exhibits: The following documents are filed as exhibits to this report.

  EXHIBIT
  NUMBER                                  EXHIBIT TITLE
  -------                                 -------------
   +2.1       --   Amended and Restated Combination Agreement by and among (i)
                   Edge Group II Limited Partnership, (ii) Gulfedge Limited
                   Partnership, (iii) Edge Group Partnership, (iv) Edge
                   Petroleum Corporation, (v) Edge Mergeco, Inc. and (vi) the
                   Company, dated as of January 13, 1997 (Incorporated by
                   reference from exhibit 2.1 to the Company's Registration
                   Statement on Form S-4 (Registration No. 333-17269))
   +3.1       --   Restated Certificate of Incorporated of the Company, as
                   amended (Incorporated by reference from exhibit 3.1 to the
                   Company's Registration Statement on Form S-4 (Registration
                   No. 333-17269)).
   +3.2       --   Bylaws of the Company (Incorporated by Reference from
                   exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).
   +3.3       --   First Amendment to Bylaws of the Company on September 28,
                   1999 (Incorporated by Reference from exhibit 3.2 to the
                   Company's Quarterly Report on Form 10-Q for the quarterly
                   period ended September 30, 1999).
   +4.1       --   Second Amended and Restated Credit Agreement dated October
                   6, 2000 by and between Edge Petroleum Corporation, Edge
                   Petroleum Exploration Company and Edge Petroleum Operating
                   Company, Inc. (collectively, the "Borrowers") and Union Bank
                   Of California, N.A., a national banking association, as
                   Agent for itself and as lender. (Incorporated by Reference from exhibit 4.5 to the Company's Quarterly Report on Form
                   10-Q for the quarterly period ended September 31, 2000).
   *4.2       --   Amendment No. 1 and Waiver dated as of November 11, 2001 by and among the lenders party to the Second Amended and
                   Restated Credit Agreement dated October 6, 2000 ("Lenders"),
                   Union Bank of California, N.A., a national banking
                   association, as agent for such Lenders, Edge Petroleum
                   Corporation, Edge Petroleum Exploration Company, and Edge
                   Petroleum Operating Company, Inc. (collectively, the
                   "Borrowers"), as borrowers under the Second Amended and
                   Restated Credit Agreement.
   +4.3       --   Letter Agreement dated October 31, 2000 by and between Edge
                   Petroleum Corporation, Edge Petroleum Exploration Company
                   and Edge Petroleum Operating Company, Inc. (collectively,
                   the "Borrowers") and Union Bank Of California, N.A., a
                   national banking association, as Agent for itself and as
                   lender. (Incorporated by Reference from exhibit 4.6 to the
                   Company's Quarterly Report on Form 10-Q for the quarterly
                   period ended September 31, 2000).
   +4.4       --   Letter Agreement dated March 23, 2001 by and between Edge
                   Petroleum Corporation, Edge Petroleum Exploration Company
                   and Edge Petroleum Operating Company, Inc. (collectively,
                   the "Borrowers") and Union Bank Of California, N.A., a
                   national banking association, as Agent for itself and as
                   lender. (Incorporated by Reference from exhibit 4.5 to the
                   Company's Annual Report on Form 10K for the annual period
                   ended December 31, 2000).
   +4.5       --   Letter Agreement dated September 21, 2001 by and between
                   Edge Petroleum Corporation, Edge Petroleum Exploration
                   Company and Edge Petroleum Operating Company, Inc.
                   (collectively, the "Borrowers") and Union Bank Of
                   California, N.A., a national banking association, as Agent for itself and as lender. (Incorporated by Reference from
                   exhibit 4.6 to the Company's Quarterly Report on Form 10Q
                   for the quarterly period ended September 30, 2001).
   *4.6       --   Letter Agreement dated January 18, 2002 by and between Edge
                   Petroleum Corporation, Edge Petroleum Exploration Company
                   and Edge Petroleum Operating Company, Inc. (collectively,
                   the "Borrowers") and Union Bank Of California, N.A., a
                   national banking association, as Agent for itself and as
                   lender.
   +4.7       --   Common Stock Subscription Agreement dated as of April 30,
                   1999 between the Company and the purchasers named therein
                   (Incorporated by reference from exhibit 4.5 to the Company's
                   Quarterly Report on Form 10-Q/A for the quarter ended March
                   31, 1999).
   +4.8       --   Warrant Agreement dated as of May 6, 1999 between the
                   Company and the Warrant holders named therein (Incorporated by reference from exhibit 4.5 to the Company's Quarterly
                   Report on Form 10-Q/A for the quarter ended March 31, 1999).

  EXHIBIT
  NUMBER                                  EXHIBIT TITLE
  -------                                 -------------
   +4.9       --   Form of Warrant for the purchase of the Common Stock
                   (Incorporated by reference from the Common Stock
                   Subscription Agreement from exhibit 4.5 to the Company's
                   Quarterly Report on Form 10-Q/A for the quarter ended March
                   31, 1999).
  +10.1       --   Joint Venture Agreement between Edge Joint Venture II and
                   Essex Royalty Limited Partnership II, dated as of May 10,
                   1994 (Incorporated by reference from exhibit 10.2 to the
                   Company's Registration Statement on Form S-4 (Registration
                   No. 333-17269)).
  +10.2       --   Joint Venture Agreement between Edge Joint Venture II and
                   Essex Royalty Limited Partnership, dated as of April 11,
                   1992 (Incorporated by reference from exhibit 10.3 to the
                   Company's Registration Statement on Form S-4 (Registration
                   No. 333-17269)).
  +10.3       --   Form of Indemnification Agreement between the Company and
                   each of its directors (Incorporated by reference from
                   exhibit 10.7 to the Company's Registration Statement on Form
                   S-4 (Registration No. 333-17269)).
  +10.4       --   Stock Option Plan of Edge Petroleum Corporation, a Texas
                   corporation (Incorporated by reference from exhibit 10.13 to the Company's Registration Statement on Form S-4
                   (Registration No. 333-17269)).
  +10.5       --   Employment Agreement dated as of November 16, 1998, by and between the Company and John W. Elias. (Incorporated by
                   reference from 10.12 to the Company's Annual Report on Form
                   10-K for the year ended December 31, 1998).
  +10.6       --   Incentive Plan of Edge Petroleum Corporation as Amended and
                   Restated Effective as of July 27, 1999, as amended March 1,
                   2001. (Incorporated by reference from exhibit 10.6 to the
                   Company's Quarterly Report on Form 10-Q for the quarterly
                   period ended June 30, 2001).
  +10.7       --   Edge Petroleum Corporation Incentive Plan "Standard
                   Non-Qualified Stock Option Agreement" by and between Edge
                   Petroleum Corporation and the Officers named therein.
                   (Incorporated by reference from exhibit 10.2 to the
                   Company's Quarterly Report on Form 10-Q for the quarterly
                   period ended September 30, 1999).
  +10.8       --   Edge Petroleum Corporation Incentive Plan "Director
                   Non-Qualified Stock Option Agreement" by and between Edge
                   Petroleum Corporation and the Directors named therein.
                   (Incorporated by reference from exhibit 10.3 to the
                   Company's Quarterly Report on Form 10-Q for the quarterly
                   period ended September 30, 1999).
  +10.9       --   Severance Agreements by and between Edge Petroleum
                   Corporation and the Officers of the Company named therein.
                   (Incorporated by reference from exhibit 10.4 to the
                   Company's Quarterly Report on Form 10-Q for the quarterly
                   period ended September 30, 1999).
  +10.10      --   Form of Employee Restricted Stock Award Agreement under the
                   Incentive Plan of Edge Petroleum Corporation (Incorporated
                   by Reference from exhibit 10.15 to the Company's Quarterly
                   Report on Form 10-Q/A for the quarterly period ended March
                   31, 1999).
  +10.11      --   Edge Petroleum Corporation Amended and Restated Elias Stock
                   Incentive Plan. (Incorporated by reference from exhibit 4.5 to the Company's Registration Statement on Form S-8 filed
                   May 30, 2001 (Registration No. 333-61890)).
  +10.12      --   Form of Edge Petroleum Corporation John W. Elias
                   Non-Qualified Stock Option Agreement (Incorporated by
                   reference from exhibit 4.6 to the Company's Registration
                   Statement on Form S-8 filed May 30, 2001 (Registration No.
                   333-61890)).
  *21.1       --   Subsidiaries of the Company.
  *23.1       --   Consent of Arthur Andersen LLP.
  *23.2       --   Consent of Deloitte & Touche LLP.
  *23.3       --   Consent of Ryder Scott Company.
  *99.1       --   Summary of Reserve Report of Ryder Scott Company Petroleum
                   Engineers as of December 31, 2001 (included as an appendix to Form 10-K).

  EXHIBIT
  NUMBER                                  EXHIBIT TITLE
  -------                                 -------------
  *99.2       --   Letter to the Securities and Exchange Commission regarding representations from Arthur Andersen LLP.

---------------

* Filed herewith.

+ Incorporated by reference as indicated.

     (b) Reports on Form 8-K: The Company filed the following reports on Form 8-K during the quarter ended December 31, 2001:

          The Company filed with the Securities and Exchange Commission during the quarter ended December 31, 2001, a Current Report on Form 8-K dated October 4, 2001, that reported a change in auditors.

          The Company filed with the Securities and Exchange Commission during the quarter ended December 31, 2001, a Current Report on Form 8-K dated November 5, 2001, that reported the status of certain litigation.

          The Company filed with the Securities and Exchange Commission during the quarter ended December 31, 2001, a Current Report on Form 8-K dated December 6, 2001, that reported the status of certain litigation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EDGE PETROLEUM CORPORATION

                                                   /s/ JOHN W. ELIAS

                                          --------------------------------------
                                                      John W. Elias
                                               Chief Executive Officer and
                                                  Chairman of the Board

Date: March 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.






                  /s/ JOHN W. ELIAS                     Date: March 28, 2002
-----------------------------------------------------
                    John W. Elias
             Chief Executive Officer and
                Chairman of the Board
            (Principal Executive Officer)




                 /s/ MICHAEL G. LONG                    Date: March 28, 2002
-----------------------------------------------------
                   Michael G. Long
              Senior Vice President and
               Chief Financial Officer
         (Principal Financial and Principal
                 Accounting Officer)




                 /s/ VINCENT ANDREWS                    Date: March 28, 2002
-----------------------------------------------------
                   Vincent Andrews
                      Director




                /s/ DAVID B. BENEDICT                   Date: March 28, 2002
-----------------------------------------------------
                  David B. Benedict
                      Director




                /s/ NILS P. PETERSON                    Date: March 28, 2002
-----------------------------------------------------
                  Nils P. Peterson
                      Director




               /s/ STANLEY S. RAPHAEL                   Date: March 28, 2002
-----------------------------------------------------
                 Stanley S. Raphael
                      Director




                 /s/ JOHN SFONDRINI                     Date: March 28, 2002
-----------------------------------------------------
                   John Sfondrini
                      Director




                /s/ ROBERT W. SHOWER                    Date: March 28, 2002
-----------------------------------------------------
                  Robert W. Shower
                      Director

                           EDGE PETROLEUM CORPORATION

    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS


Audited Financial Statements:
Report of Independent Public Accountants -- 2001............    F-2
Independent Auditors' Report -- 2000 and 1999...............    F-3
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................    F-4
Consolidated Statements of Operations for the Years Ended
  December 31, 2001, 2000 and 1999..........................    F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999..........................    F-6
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2001, 2000 and 1999..............    F-7
Notes to Consolidated Financial Statements..................    F-8
Unaudited Information:
Supplementary Information to Consolidated Financial
  Statements................................................   F-25

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

None.

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors,
Edge Petroleum Corporation:

     We have audited the accompanying consolidated balance sheet of Edge Petroleum Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for its derivative instruments and hedging activities.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
March 5, 2002

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors,
Edge Petroleum Corporation
Houston, Texas

     We have audited the accompanying consolidated balance sheet of Edge Petroleum Corporation (a Delaware Corporation) (the "Company") as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Houston, Texas
March 19, 2001

                           EDGE PETROLEUM CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $   793,287   $   247,981
  Accounts receivable, trade, net of allowance of $525,248
     and $0, respectively...................................    5,184,522     8,752,871
  Accounts receivable, joint interest owners, net of
     allowance of $163,000 as of December 31, 2001 and 2000,
     respectively...........................................      322,001       369,524
  Receivables from related parties..........................           --        22,410
  Current deferred tax asset................................      584,580            --
  Other current assets......................................      402,566       298,973
                                                              -----------   -----------
          Total current assets..............................    7,286,956     9,691,759
Property and Equipment, Net -- full cost method of
  accounting for oil and natural gas properties.............   66,853,094    47,242,409
Deferred Tax Asset..........................................      556,317            --
Other Assets................................................        7,788         7,788
                                                              -----------   -----------
Total Assets................................................  $74,704,155   $56,941,956
                                                              ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable, trade...................................  $ 1,412,451   $ 1,277,440
  Accrued liabilities.......................................    5,192,440     2,484,865
  Accrued interest payable..................................           --        50,385
  Current portion of long-term debt.........................           --     3,000,000
                                                              -----------   -----------
          Total current liabilities.........................    6,604,891     6,812,690
Long-Term Debt..............................................   10,000,000            --
                                                              -----------   -----------
          Total liabilities.................................   16,604,891     6,812,690
                                                              -----------   -----------
Commitments and Contingencies (Note 6)
Stockholders' Equity
  Preferred stock, $0.01 par value; 5,000,000 shares
     authorized; none
     issued and outstanding.................................           --            --
  Common stock, $0.01 par value; 25,000,000 shares
     authorized; 9,305,079 and 9,186,071 shares issued and
     outstanding at December 31, 2001 and 2000,
     respectively...........................................       93,051        91,861
  Additional paid-in capital................................   56,139,451    56,247,130
  Retained earnings (deficit)...............................    1,866,762    (6,209,725)
                                                              -----------   -----------
          Total stockholders' equity........................   58,099,264    50,129,266
                                                              -----------   -----------
Total Liabilities and Stockholders' Equity..................  $74,704,155   $56,941,956
                                                              ===========   ===========

        See accompanying notes to the consolidated financial statements.

                           EDGE PETROLEUM CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
Oil and Natural Gas Revenue...........................  $29,810,917   $23,774,416   $14,485,995
Operating Expenses:
  Oil and natural gas operating expenses including
     production and ad valorem taxes..................    5,000,666     3,954,938     3,039,070
  Depletion, depreciation and amortization............    9,377,974     7,640,778     8,511,826
  Litigation settlement...............................    3,546,645            --            --
  General and administrative expenses.................    5,038,050     3,824,385     4,528,517
  Deferred compensation expense.......................     (496,910)    1,004,798            --
  Unearned compensation expense.......................           --        22,696       349,623
  Other charge........................................           --            --     1,688,227
                                                        -----------   -----------   -----------
          Total operating expenses....................   22,466,425    16,447,595    18,117,263
                                                        -----------   -----------   -----------
Operating Income (Loss)...............................    7,344,492     7,326,821    (3,631,268)
Other Income and (Expense):
  Interest expense, net...............................     (214,619)     (171,783)     (130,067)
  Interest income.....................................      127,717        97,860        51,855
  Loss on sale of investment in Frontera..............           --      (354,733)           --
                                                        -----------   -----------   -----------
Net Income (Loss) Before Income Taxes.................    7,257,590     6,898,165    (3,709,480)
Income Tax Benefit....................................      818,897            --            --
                                                        -----------   -----------   -----------
Net Income (Loss).....................................    8,076,487     6,898,165    (3,709,480)
Other Comprehensive Income (Loss):
  Transition adjustment...............................   (1,137,221)           --            --
  Realization of hedging losses.......................      937,120            --            --
  Change in valuation of hedging instruments..........      200,101            --            --
                                                        -----------   -----------   -----------
Comprehensive Income (Loss)...........................  $ 8,076,487   $ 6,898,165   $(3,709,480)
                                                        ===========   ===========   ===========
Earnings (Loss) Per Share:
  Basic earnings (loss) per share.....................  $      0.87   $      0.75   $     (0.43)
                                                        ===========   ===========   ===========
  Diluted earnings (loss) per share...................  $      0.83   $      0.74   $     (0.43)
                                                        ===========   ===========   ===========
Basic Weighted Average Number of Common Shares
  Outstanding.........................................    9,280,605     9,182,737     8,680,369
                                                        ===========   ===========   ===========
Diluted Weighted Average Number of Common Shares
  Outstanding.........................................    9,728,228     9,330,049     8,680,369
                                                        ===========   ===========   ===========

        See accompanying notes to the consolidated financial statements.

                           EDGE PETROLEUM CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                          2001           2000          1999
                                                      ------------   ------------   -----------
Cash Flows from Operating Activities:
  Net income (loss).................................  $  8,076,487   $  6,898,165   $(3,709,480)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depletion, depreciation and amortization.......     9,377,974      7,640,778     8,511,826
     Amortization of deferred loan costs............       101,398         24,720            --
     Deferred tax benefit...........................      (818,897)            --            --
     Compensation expense...........................            --         30,000            --
     Unearned compensation expense..................            --         22,696     1,483,211
     Deferred compensation expense..................      (496,910)     1,004,798            --
     Bad debt expense...............................       525,248             --            --
     Loss on sale of investment in Frontera.........            --        354,733            --
  Changes in current assets and liabilities:
     (Increase) decrease in accounts receivable,
       trade........................................     3,043,101     (5,263,162)   (1,252,596)
     Decrease in accounts receivable, joint interest
       owners.......................................        47,523        808,031     1,037,541
     Decrease in receivable from related parties....        22,410         37,541       168,971
     (Increase) decrease in other assets............      (519,322)        40,791       152,073
     Increase (decrease) in accounts payable,
       trade........................................       135,011        (13,904)   (1,385,019)
     Increase (decrease) in accrued interest
       payable......................................       (50,385)        34,016       (77,511)
     Increase (decrease) in accrued liabilities.....     2,707,575     (1,973,616)      678,600
                                                      ------------   ------------   -----------
       Net cash provided by operating activities....    22,151,213      9,645,587     5,607,616
                                                      ------------   ------------   -----------
Cash Flows from Investing Activities:
  Purchase of prospects, property and equipment.....   (28,988,659)   (10,717,839)  (14,587,680)
  Proceeds from the sale of prospects and oil and
     natural gas properties.........................            --      1,810,659     7,451,341
  Proceeds from the sale of our investment in
     Frontera, net..................................            --      3,512,500            --
  Investment in Frontera............................            --             --      (122,298)
                                                      ------------   ------------   -----------
       Net cash used in investing activities........   (28,988,659)    (5,394,680)   (7,258,637)
                                                      ------------   ------------   -----------
Cash Flows from Financing Activities:
  Borrowings from long-term debt....................    11,000,000      5,350,000     6,750,000
  Payments on long-term debt........................    (4,000,000)    (9,150,000)  (12,450,000)
  Net proceeds from issuance of common stock........       390,421             --     7,351,021
  Loan costs........................................        (7,669)      (202,926)           --
                                                      ------------   ------------   -----------
       Net cash provided by (used in) financing
          activities................................     7,382,752     (4,002,926)    1,651,021
                                                      ------------   ------------   -----------
Net Increase in Cash and Cash Equivalents...........       545,306        247,981            --
Cash and Cash Equivalents, Beginning of Year........       247,981             --            --
                                                      ------------   ------------   -----------
Cash and Cash Equivalents, End of Year..............  $    793,287   $    247,981   $        --
                                                      ============   ============   ===========

        See accompanying notes to the consolidated financial statements.

                           EDGE PETROLEUM CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                 ACCUMULATED
                                                   ADDITIONAL      RETAINED         OTHER           UNEARNED            TOTAL
                                                     PAID-IN       EARNINGS     COMPREHENSIVE    COMPENSATION --    STOCKHOLDERS'
                              SHARES     AMOUNT      CAPITAL      (DEFICIT)        INCOME       RESTRICTED STOCK       EQUITY
                             ---------   -------   -----------   ------------   -------------   -----------------   -------------
BALANCE, DECEMBER 31,
  1998.....................  7,758,667   $77,586   $47,769,159   $ (9,398,410)   $        --       $(1,491,980)      $36,956,355
  Issuance of restricted
     common stock..........      4,809        48        29,431             --             --           (29,479)               --
  Forfeitures of restricted
     common stock..........       (325)       (3)       (4,021)            --             --             4,024                --
  Private common stock
     offering, net of
     offering costs of
     $261,479..............  1,400,000    14,000     7,337,021             --             --                --         7,351,021
  Issuance of common stock
     for oil and natural
     gas properties........     18,872       189        92,311             --             --                --            92,500
  Unearned compensation
     expense...............         --        --            --             --             --         1,483,211         1,483,211
  Net loss.................         --        --            --     (3,709,480)            --                --        (3,709,480)
                             ---------   -------   -----------   ------------    -----------       -----------       -----------
BALANCE, DECEMBER 31,
  1999.....................  9,182,023    91,820    55,223,901    (13,107,890)            --           (34,224)       42,173,607
  Forfeitures of restricted
     common stock..........     (5,600)      (56)      (11,472)            --             --            11,528                --
  Issuance of common
     stock.................      9,648        97        29,903             --             --                --            30,000
  Deferred Compensation
     expense...............         --        --     1,004,798             --             --                --         1,004,798
  Unearned compensation
     expense...............         --        --            --             --             --            22,696            22,696
  Net income...............         --        --            --      6,898,165             --                --         6,898,165
                             ---------   -------   -----------   ------------    -----------       -----------       -----------
BALANCE, DECEMBER 31,
  2000.....................  9,186,071    91,861    56,247,130     (6,209,725)            --                --        50,129,266
  Issuance of common
     stock.................    119,008     1,190       389,231             --             --                --           390,421
  Deferred compensation
     expense...............         --        --      (496,910)            --             --                --          (496,910)
  Transition adjustment....         --        --            --             --     (1,137,221)               --        (1,137,221)
  Realization of hedging
     loss..................         --        --            --             --        937,120                --           937,120
  Change in valuation of
     hedging instruments...         --        --            --             --        200,101                --           200,101
  Net income...............         --        --            --      8,076,487             --                --         8,076,487
                             ---------   -------   -----------   ------------    -----------       -----------       -----------
BALANCE, DECEMBER 31,
  2001.....................  9,305,079   $93,051   $56,139,451   $  1,866,762    $        --       $        --       $58,099,264
                             =========   =======   ===========   ============    ===========       ===========       ===========

        See accompanying notes to the consolidated financial statements.

                           EDGE PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

     General Edge Petroleum Corporation (the "Company") was organized as a Delaware corporation in August 1996 in connection with its initial public offering and the related combination of certain entities that held interests in Edge Joint Venture II (the "Joint Venture") and certain other oil and natural gas properties; herein referred to as the "Combination". In a series of combination transactions the Company issued an aggregate of 4,701,361 shares of common stock and received in exchange 100% of the ownership interests in the Joint Venture and certain other oil and natural gas properties. In March 1997, and contemporaneously with the Combination, the Company completed the initial public offering of 2,760,000 shares of its common stock (the "Offering") generating proceeds of approximately $40 million, net of expenses.

     Nature of Operations The Company is an independent energy company engaged in the exploration, development, acquisition and production of oil and natural gas. The Company conducts its operations primarily along the onshore United States Gulf Coast, with its primary emphasis in South Texas and Louisiana. During 2001, the Company added a new focus area in the northern Rocky Mountains that it expects to become a core area in 2002. The Company currently controls interests in almost 250,000 gross acres held under lease or option. In its exploration efforts the Company emphasizes an integrated geologic interpretation method incorporating 3-D seismic technology and advanced visualization and data analysis techniques utilizing state-of-the-art computer hardware and software.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation The consolidated financial statements include the accounts of all majority owned subsidiaries of the Company, including Edge Petroleum Operating Company Inc., and Edge Petroleum Exploration Company, which are 100% owned subsidiaries of the Company. All intercompany transactions have been eliminated in consolidation.

     Other Charge On December 31, 1999, but effective January 3, 2000, James D. Calaway resigned as President, Chief Operating Officer and Director of the Company. As a result of his resignation the Company recorded a one-time charge of approximately $1.5 million to satisfy corporate obligations under his employment contract. Included in the $1.5 million is a $1.1 million non-cash amount relating to vesting of the remaining balance of Mr. James Calaway's restricted common stock award granted concurrent with the Company's Offering (see Note 9). The balance of the 1999 other charge primarily represents an accrual for workforce reduction and cash payments to be paid to Mr. Calaway from the date of his resignation to December 31, 2000.

     Revenue Recognition The Company recognizes oil and natural gas revenue from its interests in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by the Company is not significantly different from the Company's share of production.

     Oil and Natural Gas Properties Investments in oil and natural gas properties are accounted for using the full cost method of accounting. All costs associated with the exploration, development and acquisition of oil and natural gas properties, including salaries, benefits and other internal costs directly attributable to these activities, are capitalized. The Company capitalized $1.6 million, $1.3 million and $2.0 million of these internal costs in 2001, 2000 and 1999, respectively.

     Oil and natural gas properties are amortized using the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs. If the results of an assessment indicate that an unproved property is impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values.

                           EDGE PETROLEUM CORPORATION

The depletion rates per Mcfe for the years ended December 31, 2001, 2000 and 1999 were $1.22, $1.11 and $1.15, respectively.

     Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. Abandonments of oil and natural gas properties are accounted for as adjustments of capitalized costs with no loss recognized.

     In addition, the capitalized costs of oil and natural gas properties are subject to a "ceiling test," whereby to the extent that such capitalized costs subject to amortization in the full cost pool (net of depletion, depreciation and amortization and related deferred taxes) exceed the present value (using 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to operations. Once incurred, an impairment of oil and natural gas properties is not reversible at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with the Company's quarterly filings with the Securities and Exchange Commission. No adjustment related to the ceiling test was required during December 31, 2001, 2000 or 1999.

     Depreciation of other office furniture and equipment and computer hardware and software is provided using the straight-line method based on estimated useful lives ranging from five to ten years.

     Income Taxes The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 -- "Accounting for Income Taxes," ("SFAS No. 109") which provides for an asset and liability approach for accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases (see Note 7).

     Hedging Activities Due to the instability of oil and natural gas prices, the Company has entered into, from time to time, price risk management transactions (e.g., swaps, collars and floors) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements may limit the benefit to the Company of increases in the price of oil and natural gas, it may also limit the downside risk of adverse price movements. The Company's hedging arrangements, to the extent it enters into any, apply to only a portion of its production and provide only partial price protection against declines in oil and natural gas prices and limits potential gains from future increases in prices. The Company accounts for these transactions as hedging activities and, accordingly, gains and losses are included in oil and natural gas revenue during the period the hedged transactions occur (see Note 5).

     Statements of Cash Flows The consolidated statements of cash flows are presented using the indirect method and consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

     Investment in Frontera In August 1997, the Company acquired 15,171 shares of Series D Preferred Stock of Frontera Resources Corporation ("Frontera") that were convertible into common stock. The Company paid $3.6 million for these shares. Frontera develops and operates oil and gas projects in emerging market areas around the world.

     Pursuant to a rights offering conducted by Frontera in November 1998, the Company agreed to purchase 44,027 shares of Frontera common stock (the "Frontera Common Stock") plus such additional shares, if necessary, to maintain its then current 8.73% interest of the partially diluted outstanding Frontera Common Stock (assuming conversion of all preferred stock). As a result, the Company paid Frontera $116,671 in December 1998 for 44,027 shares of Frontera Common Stock, $5,626 in January 1999 for 2,123 shares of

                           EDGE PETROLEUM CORPORATION

Frontera Common Stock and $116,672 in April 1999 for 44,027 shares of Frontera Common Stock bringing its total investment in Frontera to $3.9 million.

     The Company sold its investment in Frontera in June 2000 for proceeds of $3.6 million and paid related fees of $87,500 resulting in a loss on the sale of investment of $354,733.

     Stock-Based Compensation The Company accounts for stock options under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." No compensation expense is recognized for such options. As allowed by SFAS No. 123, "Accounting for Stock Based Compensation," ("SFAS No. 123") the Company has continued to apply APB Opinion No. 25 for purposes of determining net income and to present the pro forma disclosure required by SFAS No. 123.

     The Company is subject to reporting requirements of Financial Accounting Standards Board ("FASB") Interpretation No. (FIN) 44, Accounting for Certain Transactions involving Stock Compensation that requires a non-cash charge to deferred compensation expense if the price of the Company's common stock on the last trading day of each reporting period is greater that the exercise price of certain stock options. After the first such adjustment is made, each subsequent period is adjusted upward or downward to the extent that the trading price exceeds the exercise price of the options. The charge is related to non-qualified stock options granted to employees and directors in prior years and re-priced in May 1999, as well as certain options newly issued in conjunction with the repricing (see Note 9).

     Earnings Per Share The Company accounts for its earnings per share in accordance with Statement of Financial Accounting Standards No. 128 -- "Earnings per Share," ("SFAS No. 128") which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. During the year ended December 31, 1999, the Company reported a net loss, thus the effects of stock options were antidilutive (See Note 9).

     Financial Instruments The Company's financial instruments consist of cash, receivables, payables, long-term debt and oil and natural gas commodity hedges. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of long-term debt as of December 31, 2001 and 2000 approximates fair value because the interest rates are variable and reflective of market rates. No hedges were outstanding at December 31, 2001. The fair value, gain (loss), of outstanding hedges was approximately $(1.1) million at December 31, 2000.

     Derivatives The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. The statement, as amended, requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives be reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or firm commitment, then the changes in the fair value of the derivative instrument will generally be offset in the income statement by the change in the item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows then the changes in the fair value of the derivative instrument will generally be reported in Other Comprehensive Income (OCI). The gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the period in which earnings are impacted by the hedged item.

     When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value and gains and losses that were accumulated in other comprehensive income will be recognized in earnings immediately. In all other

                           EDGE PETROLEUM CORPORATION
situations in which hedge accounting is discontinued, the derivative will be carried at fair value on the balance sheet with future changes in its fair value recognized in earnings prospectively.

     The Company accounts for its natural gas and crude oil hedge derivative instruments as cash flow hedges, as defined. Although the fair value of the Company's derivative instruments fluctuates daily, as of January 1, 2001, the fair value of our natural gas hedge derivative instrument was approximately ($1.1) million, which was recorded as a liability on the balance sheet in January 2001 as part of the transition adjustment related to the Company's adoption of SFAS 133. The offset to this balance sheet adjustment was a decrease to "Accumulated other comprehensive income", a component of stockholders' equity. The entire amount related to 2001 anticipated transactions and was reclassified to earnings during 2001. At December 31, 2001, all hedging gains and losses had been recognized in earnings. The Company believes the adoption of SFAS 133 will result in more volatility in its financial statements than in the past.

     Comprehensive Income As of December 31, 2001, 2000 and 1999, there were no adjustments ("Other Comprehensive Income") to net income (loss) in deriving comprehensive income.

     Use of Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

     Concentration of Credit Risk Substantially all of the Company's accounts receivable result from oil and natural gas sales or joint interest billings to third parties in the oil and natural gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Company has not experienced significant credit losses on such receivables; however, in 2001, the Company reserved $525,248 related to non-payments from purchasers of the Company's oil and natural gas. No bad debt expense was recorded in 2000 or 1999. The Company cannot ensure that similar such losses may not be realized in the future.

     Accounting Pronouncements On June 29, 2001, the FASB approved its proposed SFAS No. 141, ("SFAS 141") "Business Combinations," and SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." Under FAS 141, all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. The provisions of the statement will apply to all business combinations initiated after June 30, 2001.

     SFAS 142 will apply to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. The statement will supersede Accounting Principals Board, ("APB"), Opinion No. 17, "Intangible Assets," and will carry forward provisions in APB Opinion No. 17 related to internally developed intangible assets. Under this statement, goodwill will no longer be amortized but will be subject to annual impairment analysis. All of the provisions of the statement should be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company does not have any goodwill or intangible assets recorded as of December 31, 2001.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement of obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with

                           EDGE PETROLEUM CORPORATION
earlier application encouraged. We are currently evaluating the effect of adopting Statement No. 143 on our financial statements and have not determined the timing of adoption.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes one accounting model for long-lived assets to be disposed of by sale as well as resolves implementation issues related to SFAS No. 121. The standard also expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption did not have a material impact on the consolidated financial statements.

     The Company does not expect the adoption of any of the above-mentioned standards to have a material effect on our consolidated financial statements.

     Reclassifications Certain prior year balances have been reclassified to conform to the current year presentation.

3.  PROPERTY AND EQUIPMENT

     At December 31, 2001 and 2000, property and equipment consisted of the following:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2001           2000
                                                           ------------   ------------
Developed oil and natural gas properties.................  $101,303,892   $ 70,628,009
Unevaluated oil and natural gas properties...............    13,105,817     15,165,748
Computer equipment and software..........................     4,035,598      3,807,722
Other office property and equipment......................     1,428,728      1,283,897
                                                           ------------   ------------
          Total property and equipment...................   119,874,035     90,885,376
Accumulated depletion, depreciation and amortization.....   (53,020,941)   (43,642,967)
                                                           ------------   ------------
          Property and equipment, net....................  $ 66,853,094   $ 47,242,409
                                                           ============   ============

     The Company uses the full-cost method of accounting for its oil and natural gas properties. Unevaluated oil and natural gas properties are not subject to amortization and consist of the cost of unevaluated leaseholds, exploratory and developmental wells in progress, and secondary recovery projects before the assignment of proved reserves. These costs are reviewed periodically by management for impairment, with any costs impaired added to the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include drilling results by the Company and other operators, the terms of oil and natural gas leases not held by production, production response to secondary recovery activities and available funds for exploration and development. Interest cost capitalized in 2001, 2000 and 1999, respectively, relating to unproved properties was $24,400, $399,300, and $531,700.

                           EDGE PETROLEUM CORPORATION

     The following table summarizes the cost of the properties not subject to amortization for the year the cost was incurred:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2001          2000
                                                             -----------   -----------
Year cost incurred:
  1995.....................................................  $        --   $    49,217
  1996.....................................................           --       268,578
  1997.....................................................      213,216       789,029
  1998.....................................................    3,152,756     4,522,603
  1999.....................................................    1,264,424     2,960,611
  2000.....................................................    2,441,465     6,575,710
  2001.....................................................    6,033,956            --
                                                             -----------   -----------
          Total............................................  $13,105,817   $15,165,748
                                                             ===========   ===========

     Under the full-cost method, a sale of oil and natural gas properties, whether or not being amortized currently, is accounted for as an adjustment of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves.

4.  LONG-TERM DEBT

     In October 2000, the Company entered into a new credit facility (the "Credit Facility") with a bank. Borrowings under the Credit Facility bear interest at a rate equal to prime plus 0.50% or LIBOR plus 2.75%. As of December 31, 2001, $10.0 million in borrowings were outstanding under the Credit Facility. The Credit Facility matures October 6, 2003 and is secured by substantially all of the Company's assets.

     Originally the borrowing base under the Credit Facility was $5 million and was subject to automatic reductions at a rate of $300,000 per month beginning October 31, 2000. In March 2001, the Credit Facility was amended to increase the borrowing base to $14 million, and to eliminate the $300,000 per month automatic reduction. In January 2002, the borrowing base was increased to $18 million. The borrowing base will be re-determined again during the second quarter of 2002.

     The Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of oil and natural gas properties or other collateral, engaging in merger or consolidation transactions. The Credit Facility also prohibits dividends and certain distributions of cash or properties and certain liens. The Credit Facility also contains certain financial covenants. The EBITDA to Interest Expense Ratio requires that (a) consolidated EBITDA, as defined in the agreement, of the Company for the four fiscal quarters then ended to (b) the consolidated interest expense of the Company for the four fiscal quarters then ended, to not be less than 3.5 to 1.0. The Working Capital ratio requires that the amount of the Company's consolidated current assets less its consolidated current liabilities, as defined in the agreement, be at least $1.0 million. The Allowable Expenses ratio requires that (a) the aggregate amount of the Company's year to date consolidated general and administrative expenses for the period from January 1 of such year through the fiscal quarter then ended to (b) the Company's year to date consolidated oil and gas revenues, net of hedging activity, for the period from January 1 of such year through the fiscal quarter then ended, to be less than 0.40 to 1.0. At December 31, 2001, the Company was in compliance with the above-mentioned covenants.

                           EDGE PETROLEUM CORPORATION

     At December 31, 2001 and 2000, debt and long-term debt consisted of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2001          2000
                                                              -----------   ----------
Credit Facility.............................................  $10,000,000   $3,000,000
Current portion.............................................           --   (3,000,000)
                                                              -----------   ----------
Long-term portion...........................................  $10,000,000   $       --
                                                              ===========   ==========

5.  HEDGING ACTIVITIES

     The impact on oil and natural gas revenue from hedging activities for the three years ended December 31, 2001, 2000 and 1999 was as follows:

                                                                                                     GAIN (LOSS)
                         EFFECTIVE DATES     PRICE                                         FOR THE YEAR ENDED DECEMBER 31,
HEDGE                  -------------------    PER      PRICE PER    BLS PER    MMBTU    -------------------------------------
TYPE                     BEG.      ENDING    BARREL      MMBTU        DAY     PER DAY     2001         2000          1999
-----                  --------   --------   ------   -----------   -------   -------   ---------   -----------   -----------
NATURAL GAS:
Swap                   03/01/99   10/31/99            $     1.957             13,000    $           $             $(1,096,580)
Swap                   05/01/99   09/15/99            $     2.145              3,000                                 (154,124)
Swap                   11/01/99   12/31/99            $      3.00              3,000                                   80,070
Swap                   12/01/99   12/31/99            $      3.00              3,000                                   82,770
Collar                 02/01/00   02/29/00            $2.20-$2.31              6,000                    (70,470)
Collar                 03/01/00   04/30/00            $2.20-$2.50              6,000                   (135,900)
Collar                 05/01/00   09/30/00            $2.05-$2.63              9,000                 (1,342,320)
Collar                 01/01/01   01/31/01            $4.50-$6.70              4,000     (389,360)
Loss realized from close out of hedge                                                    (547,760)

OIL:
Swap                   01/01/00   03/31/00   $25.60                   150                               (49,999)
                       04/01/00   06/30/00   $22.87                   125                               (65,478)
                       07/01/00   09/30/00   $21.47                    60                               (55,635)
                       10/01/00   12/31/00   $20.46                    50                               (52,342)
                                                                                        ---------   -----------   -----------
                                                                                        $(937,120)  $(1,772,144)  $(1,087,864)
                                                                                        =========   ===========   ===========

     The Company's natural gas hedging activities are entered into on a per MMbtu delivered price basis, Houston Ship Channel, with settlement for each calendar month occurring five business days following the publishing of the Inside F.E.R.C. Gas Marketing Report.

     Included within natural gas revenue for the three years ended December 31, 2001 was approximately $(0.9) million, $(1.5) million and $(1.1) million, respectively, representing net losses from hedging activity. Included within oil and condensate revenue for the year ended December 31, 2000 was $(223,454) representing net (losses) from hedging activity. During December 2000, the Company entered into a natural gas collar covering 4,000 MMbtu per day for the period January 1, 2001 to December 31, 2001 with a floor of $4.50 per MMBtu and a ceiling of $6.70 per MMbtu. On January 3, 2001, the Company closed out the hedge for the period February 1, 2001 to December 31, 2001 at a cost of $547,760. No hedges were outstanding at December 31, 2001. At December 31, 2000 and 1999, the fair value of outstanding hedges was approximately $(1.1) million and $15,000, respectively.

                           EDGE PETROLEUM CORPORATION

6.  COMMITMENTS AND CONTINGENCIES

     From time to time the Company is a party to various legal proceedings arising in the ordinary course of business. While the outcome of lawsuits cannot be predicted with certainty, the Company is not currently a party to any proceeding that it believes, if determined in a manner adverse to the Company, could have a potential material adverse effect on the Company's financial condition, results of operations or cash flows, except for the litigation described below. The Company does not believe that the ultimate outcome of this litigation will have a material adverse effect on the Company.

     In October 2001, the Company was sued by certain mineral owners in its Mew lease, upon which the Company and its partners drilled and completed the Mew No. 1 well in the Brandon Area, Duval County, Texas. The suit names the Company, Santos USA and Mark Smith, an independent landman, as Defendants, and is filed in the 229th Judicial District Court of Duval County, Texas. The suit seeks a declaratory judgment to set aside certain quitclaim deeds between the Mew lessors that were intended to result in a partition of the mineral estate between the various members of the Mew family in the land where the well is located and other lands. The pleadings allege failure of consideration, fraud, failure to consummate the partition, bad faith trespass and conversion. As part of the leasing effort for the prospect, some members of the Mew family had sought to partition their minerals under the tracts where they owned the surface in full. The Mew heirs, from whom the Company acquired leases, could lose a portion of their mineral interest if the quitclaim deeds are set aside. Were this to happen, it could have the effect of voiding the Company's leases as to an undivided one-third of the unit acreage for the Mew well and the Mew lease. Plaintiffs seek unspecified actual and exemplary damages against the Company and Santos arising out of the alleged fraud committed by the Company and Mark Smith. They also seek damages from Santos for the value of the oil and natural gas produced and saved from the Mew well, or alternatively, for the value of the oil and natural gas produced less the cost of drilling, completing and operating the well. The Company has a 12.5% working interest in the well. To date, the Mew well has produced $5.7 million in net revenue and has cost $3.6 million to drill, complete and operate. Estimated gross proved reserves are 111.6 MBbls and
4.6 Bcf. The Company has filed an answer in the case. Santos has filed a plea of abatement asking that the case be dismissed for failure to join necessary and indispensable parties. At this point, it is not possible to determine the ultimate outcome of this litigation or the exposure, if any, the Company may have.

     In July 2001, the Company was notified of a prior lease in favor of a predecessor of ExxonMobil purporting to be valid and covering the same property as the Company's Neblett lease in Starr County, Texas. The Neblett lease is part of a unit in the N. LaCopita Prospect in which the Company owns a non-operating interest. The operator of the lease, GMT, filed a petition for, and was granted, a temporary restraining order against ExxonMobil in the 229th Judicial Court in Starr County, Texas, enjoining ExxonMobil from taking possession of the Neblett wells. Pending resolution of the underlying title issue, the temporary restraining order was extended voluntarily by agreement of the parties, conditioned on GMT paying the revenues into escrow and agreeing to provide ExxonMobil with certain discovery materials in this action. ExxonMobil has filed a counterclaim against GMT and all the non-operators, including the Company, to establish the validity of their lease, remove cloud on title, quiet title to the property, and for conversion, trespass and punitive damages. ExxonMobil seeks unspecified damages for the lost profits on the sale of the hydrocarbons from this property, and for a determination of whether the Company and the other working interest owners were in good faith or bad faith in trespassing on this lease. If a determination of bad faith is made, the parties will not be able to recover their costs of developing this property from the revenues therefrom. While there is always a risk in the outcome of the litigation, the Company believes there is no question that it acted in good faith and intends to vigorously defend its position. The Company, along with GMT and the other partners, are attempting to negotiate a settlement with ExxonMobil that would allow GMT et al (including the Company) to participate for their respective shares of a 23% working interest in the Neblett unit, and would allow for the recovery of well costs. If the case cannot be settled and the title issue is decided unfavorably, the Company believes that it will ultimately be able to recover its costs as a good faith trespasser. Due to the uncertainty of

                           EDGE PETROLEUM CORPORATION
the final outcome, the Company has ceased to record revenue from the properties as of August 1, 2001, which net to the Company averaged approximately 1.4 MMcfe/d of production at the time the well was shut-in. In addition, the Company removed associated reserves of 1.4 Bcfe from its total proved reserves. The Company believes this potential loss is not material to its financial condition or results of operations.

     The Company, as one of three original plaintiffs, filed a lawsuit against BNP Petroleum Corporation ("BNP"), Seiskin Interests, LTD, Pagenergy Company, LLC and Gap Marketing Company, LLC, as defendants, in the 229th Judicial District Court of Duval County, Texas, for fraud and breach of contract in connection with an agreement whereby BNP was obligated to drill a test well in an area known as the Slick Prospect in Duval County, Texas. The allegations of the Company in this litigation were, in general, that BNP gave the Company inaccurate and incomplete information on which the Company relied in entering into the transaction and in making its decision not to participate in the test well and the prospect, resulting in the loss of the Company's interest in the lease, the test well and four subsequent wells drilled in the prospect. The Company sought to enforce its interest in the prospect and sought damages or rescission, as well as costs and attorneys' fees. The case was originally filed in Duval County, Texas on February 25, 2000. The Company filed a lis pendens to protect its interest in the real property at issue.

     In mid-March, 2000, the defendants filed an original answer and certain counterclaims against plaintiffs, seeking unspecified damages for slander of title, tortious interference with business relations and exemplary damages. The case proceeded to trial before the court (without a jury) on June 19, 2000, after the plaintiffs were found by the court to have failed to comply with procedural requirements regarding the request for a jury. After several days of trial, the case was recessed and later resumed on September 5, 2000. The court at that time denied the plaintiffs' motion for mistrial based on the court's denial of a jury trial. The court also ordered that the defendants' counterclaims would be the subject of a separate trial that would commence on December 11, 2000. The parties proceeded to try issues related to the plaintiffs' claims on September 5-13, 2000. Defendants filed a second amended answer and counterclaim and certain supplemental responses to a request for disclosure in which they stated that they were seeking damages in the amount of $33.5 million by virtue of an alleged lost sale of the subject properties, $17 million in alleged lost profits from other prospective contracts, and unspecified incidental and consequential damages from the alleged wrongful suspension of funds under their gas sales contract with the gas purchaser on the properties, alleged damage to relationships with trade creditors and financial institutions, including the inability to leverage the Slick Prospect, and attorneys' fees at prevailing hourly rates in Duval County, Texas incurred in defending against plaintiffs' claims and for 40% of any aggregate recovery in prosecuting their counterclaims. In subsequent deposition testimony, the defendants verbally alleged $26 million of damages by virtue of the alleged lost sale of the properties (as opposed to the $33.5 million previously sought), $7.5 million of damages by virtue of loss of a lease development opportunity and $100 million of damages by virtue of the loss of a business opportunity related to BNP's alleged inability to participate in a 3-D seismic project.

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

     During the week of December 11-15, 2000, in Duval County BNP tried its counterclaims against Edge, and Edge presented its defenses to the counterclaims. BNP presented evidence that its damages were in the amounts of $19.6 million for the alleged lost sale of the properties, $35 million for the alleged loss of the lease development opportunity, and $308 million for the alleged loss of the opportunity related to participation in the 3-D seismic project. During the course of the trial, Edge presented its motion for summary judgment on the counterclaims based on the doctrine of absolute judicial proceeding privilege. The judge partially granted Edge's motion for summary judgment as it related to the filing of the lis pendens, but denied it with regard to

                           EDGE PETROLEUM CORPORATION
the other allegations of BNP. The judge also granted Edge's plea in abatement relating to the breach of the confidentiality agreement, ruling that the District Court in Harris County has dominant jurisdiction of that issue.

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

     On December 6, 2001, the Company agreed to settle this litigation. Pursuant to the settlement, the Company agreed to pay $2.5 million and to release its claims to interest in an area known as the Slick Prospect in Duval County, Texas. The parties to the settlement agreed to the dismissal of all claims, both in the 229(th) Judicial District Court of Duval County, Texas and in the 165(th) District Court in Harris County, Texas. The parties also agreed to set aside the judgment of the 229(th) Judicial District Court of Duval County, Texas against the Company and to a mutual release of all claims.

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

     At December 31, 2001, the Company was obligated under noncancelable operating leases. Following is a schedule of the remaining future minimum lease payments under these leases:


2002........................................................   $302,031
2003........................................................     78,099
2004........................................................     31,536
2005........................................................     14,352
Remainder...................................................      6,188
                                                               --------
          Total.............................................   $432,206
                                                               ========

     Rent expense for the years ended December 31, 2001, 2000 and 1999 was $578,952, $499,033 and $511,270, respectively.

7.  INCOME TAXES

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes in accordance with SFAS No. 109.

                           EDGE PETROLEUM CORPORATION

     Significant components of the Company's deferred tax liabilities and assets as of December 31, 2001 and 2000 are as follows:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2001          2000
                                                             -----------   -----------
Deferred tax liability:
  Book basis of oil and natural gas properties in excess of
     tax basis.............................................  $(6,119,041)  $(3,398,223)
Deferred tax asset:
  Other charge not currently deductible for tax purposes...      221,550        97,194
  Net operating loss carryforwards.........................    6,353,358     6,118,890
  Deferred compensation....................................      122,143       351,679
  Other ...................................................      240,887        57,050
  Federal alternative minimum tax credits..................      322,000            --
  Valuation allowance......................................           --    (3,226,590)
                                                             -----------   -----------
          Total deferred tax asset.........................    7,259,938     3,398,223
                                                             -----------   -----------
          Net deferred tax asset...........................  $ 1,140,897   $        --
                                                             ===========   ===========

     The Company's provision (benefit) for income taxes consists of the following:

                                                               2001       2000   1999
                                                            -----------   ----   ----
Current...................................................  $   322,000   $--    $--
Deferred..................................................   (1,140,897)   --     --
                                                            -----------   ---    ---
          Total income tax benefit........................  $  (818,897)  $--    $--
                                                            ===========   ===    ===

     During 2001, the Company determined that it was more likely than not that future taxable income would be sufficient to realize its recorded tax assets, accordingly the remaining valuation allowance was reversed.

     The differences between the statutory federal income taxes calculated using a federal tax rate of 35% and the Company's effective tax rate is summarized as follows:

                                                   2001          2000          1999
                                                -----------   -----------   -----------
Statutory federal income taxes................  $ 2,540,157   $ 2,414,358   $(1,298,318)
  Expenses not deductible for tax purposes....       43,338        12,216         9,991
  Compensation expense........................     (175,802)    1,223,424            --
  Change in valuation allowance...............   (3,226,590)   (3,649,998)    1,288,327
                                                -----------   -----------   -----------
Income tax (benefit) expense..................  $  (818,897)  $        --   $        --
                                                ===========   ===========   ===========

     At December 31, 2001, the Company had cumulative net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $18.2 million that will begin to expire in 2012. The Company anticipates that all of these NOLs will be utilized in connection with federal income taxes payable in the future. NOLs assume that certain items, primarily intangible drilling costs have been written off for tax purposes in the current year. However, the Company has not made a final determination if an election will be made to capitalize all or part of these items for tax purposes in the future.

8.  EMPLOYEE BENEFIT PLANS

     Effective July 1, 1997, the Company established a defined-contribution 401(k) Savings & Profit Sharing Plan Trust (the "Plan") covering employees of the Company who are age 21 or older. The Company's

                           EDGE PETROLEUM CORPORATION
matching contributions to the Plan are discretionary. For the years ended December 31, 2001, 2000 and 1999, the Company contributed $60,516, $53,926, and $81,990, respectively, to the Plan.

9.  EQUITY AND STOCK PLANS

     Equity Offerings On March 3, 1997, the Combination was consummated resulting in the issuance of 4,701,361 shares to the predecessor owners of the combining entities involved in the Combination (see Note 1). In addition, during March 1997, the Company completed its Offering issuing 2,760,000 shares at $16.50 per share. Net proceeds totaled approximately $40.0 million, net of offering costs of approximately $5.4 million.

     Private Offering On May 6, 1999, the Company completed a private offering of 1,400,000 shares of common stock at a price of $5.40 per share. The Company also issued warrants, which were purchased for $0.125 per warrant, to acquire an additional 420,000 shares of common stock at $5.35 per share and are exercisable through May 6, 2004. At the election of the Company, the warrants may be called at a redemption price of $0.01 per warrant at any time after any date at which the average daily per share closing bid price for the immediately preceding 20 consecutive trading days exceeds $10.70. No warrants have been exercised as of December 31, 2001. Total proceeds, net of offering costs, were approximately $7.4 million of which $4.9 million was used to repay debt under the previous revolving credit facility with the remainder being utilized to satisfy working capital requirements and to fund a portion of the Company's exploration program.

     Stock Plan In conjunction with the Offering, the Company established the Incentive Plan of Edge Petroleum Corporation (the "Incentive Plan"). The Incentive Plan is discretionary and provides for the granting of awards, including options for the purchase of the Company's common stock and for the issuance of restricted and/or unrestricted common stock to directors, officers, employees and independent contractors of the Company. The options and restricted stock granted to date vest over 2-10 years. An aggregate of 1,200,000 shares of common stock have been reserved for grants under the Incentive Plan, of which 364,652 shares were available for future grants at December 31, 2001. Shares of common stock awarded as restricted stock are subject to vesting requirements and subject to risk of forfeiture until earned by continued employment or service. During 2001, awards for 100,800 shares of restricted stock were made having a value in the range of $4.58 to $8.88 based on the market value on each award date. During 2000, awards for 161,300 shares of restricted stock were made having a market value of $3.00 per share as of the award date. Shares of common stock associated with these awards will be issued, subject to continued employment, ratably over three years in accordance with the award's vesting schedule, beginning on the first anniversary of the date of grant. Compensation expense is amortized over the vesting period and offset to additional paid in capital. Amortization of deferred compensation related to restricted stock awards totaled $353,371 and $105,250, respectively, for the years ended December 31, 2001 and 2000.

     Effective May 21, 1999, the Company amended and restated the Incentive Plan. In conjunction with those and other amendments of the Incentive Plan, the Company exchanged, on a voluntary basis, 556,488 outstanding nonqualified stock options of certain employees and Directors of the Company for 326,700 new common stock options in replacement of those options. The exercise price of the replacement options was $7.06, which represents the fair market value on the date of grant. The replaced options have a ten-year term with 50% of the options vesting immediately on the date of grant with the remaining 50% vesting on May 21, 2000. On May 21, 1999, in conjunction with the repricing, the Company also issued 99,800 new ten-year common stock options to employees, which vest 100% on May 21, 2001. The exercise price of the new options was $7.06, which represents the fair market value on the date of grant. On June 1, 1999, the Company issued 21,000 ten-year common stock options to non-employee directors with an exercise price of $7.28 per share, which represents fair market value at the date of grant, vesting 100% on June 1, 2001.

     Deferred compensation cost reported in accordance with FASB Interpretation No. (FIN) 44, Accounting for Certain Transactions involving Stock Compensation was a credit of $(850,281), or $(0.09) per share, for

                           EDGE PETROLEUM CORPORATION
the year ended December 31, 2001 compared to a charge of $899,548, or $0.10 per share in the comparable prior year period. FIN 44 requires, among other things, a non-cash charge to compensation expense if the price of Edge's common stock on the last trading day of a reporting period is greater than the exercise price of certain options. FIN 44 could also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of the prior period, but not below the exercise price of the options. The Company will adjust deferred compensation expense upward or downward on a monthly basis, based on the trading price at the end of each such period as necessary to comply with FIN 44. We are required to report under this rule as a result of non-qualified stock options granted to employees and directors in prior years and re-priced in May of 1999, as well as certain options newly issued in conjunction with the repricing as discussed above.

     Effective January 8, 1999, as a component of his employment agreement with the Company, John Elias, CEO and Chairman of the Board, was granted options outside of the Incentive Plan for the purchase of 200,000 shares of common stock. These options vest and become exercisable one-third upon issue, and one-third upon each of January 1, 2000 and January 1, 2001. These amounts are included within options granted for 1999. In January 2000, Mr. Elias was granted additional options outside of the Incentive Plan for the purchase of 50,000 shares of common stock. These options vest and become exercisable 100% in January 2002. In January 2001, Mr. Elias was granted additional options outside the Incentive Plan for the purchase of another 50,000 shares of common stock. These options vest and become exercisable 100% in January 2003. In April 2001, Mr. Elias was granted 14,000 shares of restricted stock under the Incentive Plan valued at $7.75 per share, the market value on the award date. These shares are issued ratable over three years in accordance with the award's vesting schedule, beginning on the first anniversary of the date of grant. Compensation expense is amortized over the vesting period and offset to additional paid in capital. The amortization of compensation expense related to this award was included in the amounts discussed above. Below is a summary of option and restricted stock grants to Mr. Elias:

                                   SHARES      EXERCISE
DATE GRANTED                     OUTSTANDING    PRICE            DATE EXERCISABLE
------------                     -----------   --------          ----------------
OPTIONS(1):
5/21/1999......................    200,000      $4.22     One-third upon issue and
                                                          one-third upon each of January
                                                          1, 2000 and 2001
1/3/2000.......................     50,000      $3.16     100% January 2002
1/3/2001.......................     50,000      $8.88     100% January 2003
1/3/2002.......................     50,000      $5.18     100% January 2004

RESTRICTED STOCK(2):
4/2/2001.......................     14,000                Ratable over three years
                                                          beginning on the first
                                                          anniversary of the date of
                                                          grant

---------------

(1) Exercise price equals the fair market value on the date of grant.

(2) Value was $7.75 per share, the market value on the date of grant.

     In addition, as of the date of the Combination, Old Edge had in place a stock incentive plan that was administered by non-employee members of the Board of Directors of Old Edge. Prior to the Combination, two executives of the Company each held outstanding options for the purchase of 2,193 shares of Old Edge common stock granted under the Old Edge incentive plan. Upon completion of the Combination, such options were converted into incentive stock options for the purchase of an aggregate of 97,844 (48,922 for each of the two individuals) shares of common stock of the Company (such number of shares of common stock as would have existed if such options had been exercised immediately prior to the Combination Transactions). After

                           EDGE PETROLEUM CORPORATION
adjustment for the conversion, the option price per share of common stock for each of the two 48,922 grants was approximately $4.09 and $2.04, respectively. Options for the purchase of 48,922 shares of common stock were exercised during 1997. The remaining 48,922 shares of common stock were exercised during 2001.

     Unearned Compensation Expense Unearned compensation expense is amortized to operations over the corresponding vesting period. No unearned compensation expense was reported in 2001. Unearned compensation expense for the years ended December 31, 2000 and 1999 totaled $22,696 and $349,623, respectively, and relates to restricted stock granted to executives at the completion of the Offering.

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

     A summary of the status of the Company's stock options and changes as of and for each of the three years ended December 31, 2001 is presented below:

                                       2001                   2000                   1999
                               --------------------   --------------------   ---------------------
                                           WEIGHTED               WEIGHTED                WEIGHTED
                                           AVERAGE                AVERAGE                 AVERAGE
                                           EXERCISE               EXERCISE                EXERCISE
                                SHARES      PRICE      SHARES      PRICE       SHARES      PRICE
                               ---------   --------   ---------   --------   ----------   --------
Outstanding, January 1.......    993,517    $ 6.76      818,567    $7.74        739,055    $15.17
Granted......................     92,200    $ 8.49      284,100    $3.36        320,800    $ 5.30
Reissued/repriced............         --                     --                 326,700    $ 7.06
Recalled.....................         --                     --                (556,488)   $15.84
Purchased....................   (133,645)   $16.50           --                      --
Forfeited....................    (10,000)   $ 3.66     (109,150)   $5.20        (11,500)   $ 7.06
Exercised....................    (75,872)   $ 5.15           --                      --
                               ---------              ---------              ----------
Outstanding, December 31.....    866,200    $ 5.62      993,517    $6.76        818,567    $ 7.74
                               =========              =========              ==========
Exercisable, December 31.....    574,200    $ 6.07      626,651    $8.24        409,783    $ 9.32
                               =========              =========              ==========
Weighted average fair value
  of options granted during
  the period.................  $   10.49              $    3.85              $     5.58
                               =========              =========              ==========

     The Company purchased 133,645 options from a former employee at a cost of $100,000 included in general and administrative costs for the year ended December 31, 2001.

                           EDGE PETROLEUM CORPORATION

     A summary of the Company's stock options categorized by class of grant at December 31, 2001 is presented below:

ALL OPTIONS                                                                     OPTIONS EXERCISABLE
------------------------------------------------------------------   ------------------------------------------
                                           WEIGHTED       WEIGHTED                                     WEIGHTED
                                           AVERAGE        AVERAGE        RANGE OF                      AVERAGE
                           SHARES         REMAINING       EXERCISE       EXERCISE          SHARES      EXERCISE
RANGE OF EXERCISE PRICE  OUTSTANDING   CONTRACTUAL LIFE    PRICE           PRICE         OUTSTANDING    PRICE
-----------------------  -----------   ----------------   --------   -----------------   -----------   --------
$2.11-$6.44...........     205,800           8.19          $ 3.07       $3.00-$6.44          2,800      $ 5.46
$4.22.................     200,000           8.02          $ 4.22       $      4.22        200,000      $ 4.22
$8.56-$8.88...........      71,000           9.01          $ 8.85                --             --          --
$7.06-$7.58...........     389,300           7.48          $ 7.10       $7.06-$7.28        371,300      $ 7.07
$13.50................         100           5.98          $13.50       $     13.50            100      $13.50

     The Company applies the intrinsic value based method of APB No. 25 in accounting for its stock options. Accordingly, no compensation expense has been recognized for any stock options granted, with the exception of amounts recognized in relation to the FIN 44 effect of the repricing, restricted stock awards and options repurchased. Had compensation expense for the Company's stock options granted during the years ended December 31, 2001, 2000 and 1999 been determined based on the fair value at the grant dates, consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would have been the amounts indicated below based on the Black-Scholes option pricing model (the "Model") adopted for the use in valuing stock options. The estimated values under the Model are based on the following assumptions for the years ended December 31, 2001, 2000 and 1999: expected volatility based on historical volatility of daily Common Stock Prices (80%, 83% and 70%, respectively), a risk free rate of return based on a discount rate which approximates the U.S. Treasury rate at the time of the grant, no dividend yields, an expected option exercise period of 8 years for all periods (with the exercise occurring at the end of such period) and a forfeiture rate of 0-10% over the vesting period of such options.

     Following is the pro forma effect of SFAS No. 123 and its impact on net income (loss) and earnings (loss) per basic and diluted share for the three years ended December 31, 2001, 2000 and 1999.

                                                         YEAR ENDED DECEMBER 31,
                                                  -------------------------------------
                                                     2001         2000         1999
                                                  ----------   ----------   -----------
Net income (loss):
  As reported...................................  $8,076,487   $6,898,165   $(3,709,480)
                                                  ==========   ==========   ===========
  Pro forma.....................................  $6,872,660   $7,345,506   $(4,186,567)
                                                  ==========   ==========   ===========
As Reported:
  Basic earnings (loss) per share...............  $     0.87   $     0.75   $     (0.43)
                                                  ==========   ==========   ===========
  Diluted earnings (loss) per share.............  $     0.83   $     0.74   $     (0.43)
                                                  ==========   ==========   ===========
Pro Forma:
  Basic earnings (loss) per share...............  $     0.74   $     0.80   $     (0.49)
                                                  ==========   ==========   ===========
  Diluted earnings (loss) per share.............  $     0.71   $     0.79   $     (0.49)
                                                  ==========   ==========   ===========

                           EDGE PETROLEUM CORPORATION

     Computation of Earnings per Share The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128.

                                                        YEAR ENDED DECEMBER 31, 2001
                                                   ---------------------------------------
                                                     INCOME         SHARES       PER SHARE
                                                   (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                   -----------   -------------   ---------
Basic EPS
  Income available to common stockholders........  $8,076,487      9,280,605      $ 0.87
Effect of Dilutive Securities
  Common stock options...........................          --        185,177       (0.02)
  Restricted stock...............................          --        178,238       (0.02)
  Warrants.......................................          --         84,208          --
                                                   ----------      ---------      ------
Diluted EPS
  Income available to common stockholders........  $8,076,487      9,728,228      $ 0.83
                                                   ==========      =========      ======

                                                        YEAR ENDED DECEMBER 31, 2000
                                                   ---------------------------------------
                                                     INCOME         SHARES       PER SHARE
                                                   (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                   -----------   -------------   ---------
Basic EPS
  Income available to common stockholders........  $6,898,165      9,182,737       $0.75
Effect of Dilutive Securities
  Common stock options...........................          --         27,130          --
  Restricted stock...............................          --        120,182       (0.01)
                                                   ----------     ----------       -----
Diluted EPS
  Income available to common stockholders........  $6,898,165      9,330,049       $0.74
                                                   ==========     ==========       =====

     For the year ended December 31, 1999, the Company reported a net loss, thus the effects of stock options and warrants were antidilutive.

10.  RELATED PARTY TRANSACTIONS

     In May 1992, the Company became the managing venturer of the Essex Royalty Joint Venture ("Essex") and the Company entered into a management agreement with Essex. In September 1994, the Company became the managing venturer of the Essex Royalty Joint Venture II ("Essex II") and the Company entered into a management agreement with Essex II. Under the management agreements with Essex and Essex II (collectively, the "Essex Joint Ventures"), the Company historically received a monthly management fee for managing the Essex Joint Ventures, the general partner of each of which is a related party. No management fees were recorded for the year ended December 31, 2001 or 2000. For the year ended December 31, 1999, the Company recorded management fees totaling $52,560 and recorded this amount as a reduction of general and administrative expenses. In addition, these agreements stipulated that the Company was entitled to be reimbursed for certain direct general and administrative expenses and other reimbursable costs. No such amounts were due or invoiced by the Company to the Essex Joint Ventures for the year ended December 31, 2001. The Company is no longer the manager for these ventures. At December 31, 2001, there were no receivables from the Essex Joint Ventures owed to the Company. At December 31, 2000 and 1999, the Company had a receivable from the Essex Joint Ventures of $21,110 and $58,651, respectively, relating to these management fees, direct expenses, and costs.

                           EDGE PETROLEUM CORPORATION

     Pursuant to a Purchase and Sale Agreement dated as of November 9, 1999, the Company sold 18,872 shares of Common Stock to Mr. James C. Calaway. In exchange for such stock, the Company received from Mr. Calaway his working interests in all the Company's prospects, leases and areas of mutual interest.

11.  SUBSEQUENT EVENTS (UNAUDITED)

     In March 2002, the Company purchased a floor on 18,000 MMbtus per day at $2.65 per MMbtu for the period April 1, 2002 through June 30, 2002, at a cost of $163,800. The floor structure provides a minimum realized price for the protected volume, yet preserves any upside in gas prices.

12.  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. A summary of non-cash investing and financing activities for the years ended December 31, 2001, 2000 and 1999 is presented below:

     In March 2001, 42,103 shares of common stock were issued representing one-third of a restricted stock award granted March 2, 2000. The value of the restricted stock on the date of grant was $3.00 per share.

     In December 2001, 1,033 shares of restricted stock were issued valued at $4,834 based on the quoted market price on the date of issuance.

     In May 2000, a portion of the annual retainer due our directors was paid by the issuance of 9,648 shares of common stock valued at $30,000, based on quoted market prices on the date of issuance.

     For the year ended December 31, 2000, forfeitures of restricted stock were recorded with respect to 5,600 shares valued at $11,528.

     In June 1999, a portion of the annual retainer due our directors was paid by the issuance of 4,809 shares of restricted common stock valued at $29,479, based on the quoted market prices on the date of issuance.

     In November 1999, we issued 18,872 shares of common stock in exchange for working interests in certain prospects, leases and areas of mutual interest valued at $92,500.

     For the year ended December 31, 1999, forfeitures of restricted stock were recorded with respect to 325 shares valued at $4,024.

     Supplemental Disclosure of Cash Flow Information

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2001        2000        1999
                                                       ---------   ---------   ---------
Cash paid during the period for:
  Interest, net of amounts capitalized...............  $ 54,081    $133,093    $208,694
  Federal alternative minimum tax payments...........   322,000          --          --

                           EDGE PETROLEUM CORPORATION

13.  SUPPLEMENTAL FINANCIAL QUARTERLY RESULTS (UNAUDITED):

                                                    FOURTH     THIRD      SECOND     FIRST
                                                   QUARTER    QUARTER    QUARTER    QUARTER
                                                   --------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2001
  Oil and natural gas revenue....................  $ 4,062     $6,181     $8,045    $11,523
  Operating expenses.............................    7,386      5,831      5,210      4,040
  Operating income (loss)........................   (3,324)       350      2,835      7,483
  Other income (expense), net....................      (53)        (4)       (19)       (11)
  Income tax benefit (expense)...................    1,478        123        240     (1,022)
  Net income (loss)..............................  $(1,899)    $  469     $3,056    $ 6,450
  Basic earnings (loss) per share................  $ (0.20)    $ 0.05     $ 0.33    $  0.70
  Diluted earnings (loss) per share..............  $ (0.20)    $ 0.05     $ 0.31    $  0.67

2000
  Oil and natural gas revenue....................  $ 9,693     $5,587     $4,683    $ 3,811
  Operating expenses.............................    5,242      3,697      4,087      3,421
  Operating income (loss)........................    4,451      1,890        596        390
  Other income (expense), net....................      (15)         5       (388)       (31)
  Net income (loss)..............................  $ 4,436     $1,895     $  208    $   359
  Basic earnings (loss) per share................  $  0.48     $ 0.21     $ 0.02    $  0.04
  Diluted earnings (loss) per share..............  $  0.47     $ 0.20     $ 0.02    $  0.04

     The sum of the individual quarterly basic and diluted earnings (loss) per share amounts may not agree with year-to-date basic and diluted earnings (loss) per share amounts as a result of each period's computation being based on the weighted average number of common shares outstanding during that period.

     Included in operating expenses for the three months ended December 31, 2001 is $3.5 million for the settlement of litigation with BNP.

     Included in operating expenses for the three months ended March 31, 2001, is a non-cash credit of $(755,372), to compensation expense as required by FASB Interpretation No. (FIN) 44, Accounting for Certain Transactions involving Stock Compensation. In the second quarter of 2001, an additional credit of $(95,353) was included in operating expenses related to FIN 44.

     Included in operating expenses for the three months ended December 31, 2000, is a non-cash charge of $899,548, to compensation expense as required by FIN 44.

14. SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

     This footnote provides unaudited information required by Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Natural Gas Producing Activities."

                           EDGE PETROLEUM CORPORATION

     Capitalized Costs Capitalized costs and accumulated depletion, depreciation and amortization relating to the Company's oil and natural gas producing activities, all of which are conducted within the continental United States, are summarized below:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2001           2000
                                                           ------------   ------------
Developed oil and natural gas properties.................  $101,303,892   $ 70,628,009
Unevaluated oil and natural gas properties...............    13,105,817     15,165,748
Accumulated depletion, depreciation and amortization.....   (49,220,255)   (40,483,154)
                                                           ------------   ------------
Net capitalized cost.....................................  $ 65,189,454   $ 45,310,603
                                                           ============   ============

     Costs Incurred Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below:

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   2001          2000          1999
                                                -----------   -----------   -----------
Acquisition Cost:
  Unproved properties.........................  $ 7,052,246   $ 4,219,936   $ 7,691,947
  Proved properties...........................    5,695,000            --            --
Exploration costs.............................   11,046,117     2,707,015     3,334,836
Development costs.............................    4,822,589     3,765,945     3,455,493
                                                -----------   -----------   -----------
  Total costs incurred........................  $28,615,952   $10,692,896   $14,482,276
                                                ===========   ===========   ===========

     Results of Operations Results of operations for the Company's oil and natural gas producing activities are summarized below:

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   2001          2000          1999
                                                -----------   -----------   -----------
Oil and natural gas revenue...................  $29,810,917   $23,774,416   $14,485,995
Operating expenses:
  Oil and natural gas operating expenses and
     ad valorem taxes.........................    3,041,073     2,152,638     1,954,058
  Production taxes............................    1,959,593     1,802,300     1,085,012
  Depletion, depreciation and amortization....    8,737,101     6,961,634     7,812,533
                                                -----------   -----------   -----------
     Results of operations....................  $16,073,150   $12,857,844   $ 3,634,392
                                                ===========   ===========   ===========

     Reserves Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can reasonably be expected to be recovered through existing wells with existing equipment and operating methods. Proved oil and natural gas reserve quantities and the related discounted future net cash flows before income taxes (see Standardized Measure) for the periods presented are based on estimates prepared by Ryder Scott Company, independent petroleum engineers. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

     The Company's net ownership interests in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below.

                           EDGE PETROLEUM CORPORATION

                                                               NATURAL GAS
                                                                  (MCF)
                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2001         2000         1999
                                                   ----------   ----------   ----------
Proved developed and undeveloped reserves
  Beginning of year..............................  25,360,000   20,761,000   24,235,000
  Revisions of previous estimates................  (3,800,400)     892,000   (5,011,534)
  Purchase of oil and gas properties.............   5,275,600           --           --
  Extensions and discoveries.....................  19,222,300    9,646,700    8,519,618
  Sales of natural gas properties................    (924,600)    (733,700)  (1,306,146)
  Production.....................................  (6,198,900)  (5,206,000)  (5,675,938)
                                                   ----------   ----------   ----------
     End of Year.................................  38,934,000   25,360,000   20,761,000
                                                   ----------   ----------   ----------
Proved developed reserves at year end............  31,750,000   21,965,000   15,084,000
                                                   ==========   ==========   ==========

                                                      OIL, CONDENSATE AND NATURAL GAS LIQUIDS
                                                                      (BBLS)
                                                              YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                        2001           2000           1999
                                                     -----------    -----------    -----------
Proved developed and undeveloped reserves
  Beginning of year................................    720,090        701,382        444,813
  Revisions of previous estimates..................    (94,255)         7,568        150,207
  Purchase of oil and gas properties...............     47,340             --             --
  Extensions and discoveries.......................    538,108        197,400        309,246
  Sales of natural gas properties..................    (71,493)       (12,500)       (15,661)
  Production.......................................   (161,429)      (173,760)      (187,223)
                                                      --------       --------       --------
     End of Year...................................    978,361        720,090        701,382
                                                      --------       --------       --------
Proved developed reserves at year end..............    879,058        674,845        577,775
                                                      ========       ========       ========

                           EDGE PETROLEUM CORPORATION

     Standardized Measure The Standardized Measure of Discounted Future Net Cash Flows relating to the Company's ownership interests in proved oil and natural gas reserves for each of the three years ended December 31, 2001 is shown below:

                                                       YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                                  2001           2000          1999
                                              ------------   ------------   -----------
Future cash inflows.........................  $129,715,973   $285,318,442   $64,112,983
Future oil and natural gas operating
  expenses..................................   (23,105,695)   (33,271,286)  (13,055,050)
Future development costs....................    (7,810,246)    (2,921,526)   (3,170,357)
Future income tax expense...................   (16,116,421)   (73,922,604)           --
                                              ------------   ------------   -----------
Future net cash flows.......................    82,683,611    175,203,026    47,887,576
10% discount factor.........................   (19,400,764)   (49,844,011)  (13,826,224)
                                              ------------   ------------   -----------
Standardized measure of discounted future
  net cash flows............................  $ 63,282,847   $125,359,015   $34,061,352
                                              ============   ============   ===========

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

                           EDGE PETROLEUM CORPORATION

     Changes in Standardized Measure Changes in Standardized Measure of Discounted Future Net Cash Flows relating to proved oil and gas reserves are summarized below:

                                                      YEAR ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 2001           2000           1999
                                             ------------   ------------   ------------
Changes due to current year operations:
  Sales of oil and natural gas, net of oil
     and natural gas operating expenses....  $(24,810,251)  $(19,819,478)  $(11,446,925)
  Sales of oil and natural gas
     properties............................    (5,295,221)    (1,274,036)    (1,439,355)
  Purchase of oil and gas properties.......     4,050,393             --             --
  Extensions and discoveries...............    43,653,229     80,545,294     16,483,064
Changes due to revisions of standardized
  variables:
  Prices and operating expenses............  (121,516,045)    66,248,224     10,947,292
  Revisions of previous quantity
     estimates.............................    (7,971,645)     3,881,207     (5,903,857)
  Estimated future development costs.......    (4,258,998)       553,576        164,412
  Income taxes.............................    40,956,396    (47,083,522)            --
  Accretion of discount....................    12,535,901      3,406,135      2,272,975
  Production rates (timing) and other......       580,073      4,840,263        253,992
                                             ------------   ------------   ------------
Net change.................................   (62,076,168)    91,297,663     11,331,598
Beginning of year..........................   125,359,015     34,061,352     22,729,754
                                             ------------   ------------   ------------
End of year................................  $ 63,282,847   $125,359,015   $ 34,061,352
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

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                   DESCRIPTION
  -------                                  -----------
   +2.1       --   Amended and Restated Combination Agreement by and among (i)
                   Edge Group II Limited Partnership, (ii) Gulfedge Limited
                   Partnership, (iii) Edge Group Partnership, (iv) Edge
                   Petroleum Corporation, (v) Edge Mergeco, Inc. and (vi) the
                   Company, dated as of January 13, 1997 (Incorporated by
                   reference from exhibit 2.1 to the Company's Registration
                   Statement on Form S-4 (Registration No. 333-17269))
   +3.1       --   Restated Certificate of Incorporated of the Company, as
                   amended (Incorporated by reference from exhibit 3.1 to the
                   Company's Registration Statement on Form S-4 (Registration
                   No. 333-17269)).
   +3.2       --   Bylaws of the Company (Incorporated by Reference from
                   exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).
   +3.3       --   First Amendment to Bylaws of the Company on September 28,
                   1999 (Incorporated by Reference from exhibit 3.2 to the
                   Company's Quarterly Report on Form 10-Q for the quarterly
                   period ended September 30, 1999).
   +4.1       --   Second Amended and Restated Credit Agreement dated October
                   6, 2000 by and between Edge Petroleum Corporation, Edge
                   Petroleum Exploration Company and Edge Petroleum Operating
                   Company, Inc. (collectively, the "Borrowers") and Union Bank
                   Of California, N.A., a national banking association, as
                   Agent for itself and as lender. (Incorporated by Reference from exhibit 4.5 to the Company's Quarterly Report on Form
                   10-Q for the quarterly period ended September 31, 2000).
   *4.2       --   Amendment No. 1 and Waiver dated as of November 11, 2001 by and among the lenders party to the Second Amended and
                   Restated Credit Agreement dated October 6, 2000 ("Lenders"),
                   Union Bank of California, N.A., a national banking
                   association, as agent for such Lenders, Edge Petroleum
                   Corporation, Edge Petroleum Exploration Company, and Edge
                   Petroleum Operating Company, Inc. (collectively, the
                   "Borrowers"), as borrowers under the Second Amended and
                   Restated Credit Agreement.
   +4.3       --   Letter Agreement dated October 31, 2000 by and between Edge
                   Petroleum Corporation, Edge Petroleum Exploration Company
                   and Edge Petroleum Operating Company, Inc. (collectively,
                   the "Borrowers") and Union Bank Of California, N.A., a
                   national banking association, as Agent for itself and as
                   lender. (Incorporated by Reference from exhibit 4.6 to the
                   Company's Quarterly Report on Form 10-Q for the quarterly
                   period ended September 31, 2000).
   +4.4       --   Letter Agreement dated March 23, 2001 by and between Edge
                   Petroleum Corporation, Edge Petroleum Exploration Company
                   and Edge Petroleum Operating Company, Inc. (collectively,
                   the "Borrowers") and Union Bank Of California, N.A., a
                   national banking association, as Agent for itself and as
                   lender. (Incorporated by Reference from exhibit 4.5 to the
                   Company's Annual Report on Form 10K for the annual period
                   ended December 31, 2000).
   +4.5       --   Letter Agreement dated September 21, 2001 by and between
                   Edge Petroleum Corporation, Edge Petroleum Exploration
                   Company and Edge Petroleum Operating Company, Inc.
                   (collectively, the "Borrowers") and Union Bank Of
                   California, N.A., a national banking association, as Agent for itself and as lender. (Incorporated by Reference from
                   exhibit 4.6 to the Company's Quarterly Report on Form 10Q
                   for the quarterly period ended September 30, 2001).
   *4.6       --   Letter Agreement dated January 18, 2002 by and between Edge
                   Petroleum Corporation, Edge Petroleum Exploration Company
                   and Edge Petroleum Operating Company, Inc. (collectively,
                   the "Borrowers") and Union Bank Of California, N.A., a
                   national banking association, as Agent for itself and as
                   lender.
   +4.7       --   Common Stock Subscription Agreement dated as of April 30,
                   1999 between the Company and the purchasers named therein
                   (Incorporated by reference from exhibit 4.5 to the Company's
                   Quarterly Report on Form 10-Q/A for the quarter ended March
                   31, 1999).

  EXHIBIT
  NUMBER                                   DESCRIPTION
  -------                                  -----------
   +4.8       --   Warrant Agreement dated as of May 6, 1999 between the
                   Company and the Warrant holders named therein (Incorporated by reference from exhibit 4.5 to the Company's Quarterly
                   Report on Form 10-Q/A for the quarter ended March 31, 1999).
   +4.9       --   Form of Warrant for the purchase of the Common Stock
                   (Incorporated by reference from the Common Stock
                   Subscription Agreement from exhibit 4.5 to the Company's
                   Quarterly Report on Form 10-Q/A for the quarter ended March
                   31, 1999).
  +10.1       --   Joint Venture Agreement between Edge Joint Venture II and
                   Essex Royalty Limited Partnership II, dated as of May 10,
                   1994 (Incorporated by reference from exhibit 10.2 to the
                   Company's Registration Statement on Form S-4 (Registration
                   No. 333-17269)).
  +10.2       --   Joint Venture Agreement between Edge Joint Venture II and
                   Essex Royalty Limited Partnership, dated as of April 11,
                   1992 (Incorporated by reference from exhibit 10.3 to the
                   Company's Registration Statement on Form S-4 (Registration
                   No. 333-17269)).
  +10.3       --   Form of Indemnification Agreement between the Company and
                   each of its directors (Incorporated by reference from
                   exhibit 10.7 to the Company's Registration Statement on Form
                   S-4 (Registration No. 333-17269)).
  +10.4       --   Stock Option Plan of Edge Petroleum Corporation, a Texas
                   corporation (Incorporated by reference from exhibit 10.13 to the Company's Registration Statement on Form S-4
                   (Registration No. 333-17269)).
  +10.5       --   Employment Agreement dated as of November 16, 1998, by and between the Company and John W. Elias. (Incorporated by
                   reference from 10.12 to the Company's Annual Report on Form
                   10-K for the year ended December 31, 1998).
  +10.6       --   Incentive Plan of Edge Petroleum Corporation as Amended and
                   Restated Effective as of July 27, 1999, as amended March 1,
                   2001. (Incorporated by reference from exhibit 10.6 to the
                   Company's Quarterly Report on Form 10-Q for the quarterly
                   period ended June 30, 2001).
  +10.7       --   Edge Petroleum Corporation Incentive Plan "Standard
                   Non-Qualified Stock Option Agreement" by and between Edge
                   Petroleum Corporation and the Officers named therein.
                   (Incorporated by reference from exhibit 10.2 to the
                   Company's Quarterly Report on Form 10-Q for the quarterly
                   period ended September 30, 1999).
  +10.8       --   Edge Petroleum Corporation Incentive Plan "Director
                   Non-Qualified Stock Option Agreement" by and between Edge
                   Petroleum Corporation and the Directors named therein.
                   (Incorporated by reference from exhibit 10.3 to the
                   Company's Quarterly Report on Form 10-Q for the quarterly
                   period ended September 30, 1999).
  +10.9       --   Severance Agreements by and between Edge Petroleum
                   Corporation and the Officers of the Company named therein.
                   (Incorporated by reference from exhibit 10.4 to the
                   Company's Quarterly Report on Form 10-Q for the quarterly
                   period ended September 30, 1999).
  +10.10      --   Form of Employee Restricted Stock Award Agreement under the
                   Incentive Plan of Edge Petroleum Corporation (Incorporated
                   by Reference from exhibit 10.15 to the Company's Quarterly
                   Report on Form 10-Q/A for the quarterly period ended March
                   31, 1999).
  +10.11      --   Edge Petroleum Corporation Amended and Restated Elias Stock
                   Incentive Plan. (Incorporated by reference from exhibit 4.5 to the Company's Registration Statement on Form S-8 filed
                   May 30, 2001 (Registration No. 333-61890)).
  +10.12      --   Form of Edge Petroleum Corporation John W. Elias
                   Non-Qualified Stock Option Agreement (Incorporated by
                   reference from exhibit 4.6 to the Company's Registration
                   Statement on Form S-8 filed May 30, 2001 (Registration No.
                   333-61890)).
  *21.1       --   Subsidiaries of the Company.
  *23.1       --   Consent of Arthur Andersen LLP.
  *23.2       --   Consent of Deloitte & Touche LLP.
  *23.3       --   Consent of Ryder Scott Company.

  EXHIBIT
  NUMBER                                   DESCRIPTION
  -------                                  -----------
  *99.1       --   Summary of Reserve Report of Ryder Scott Company Petroleum
                   Engineers as of December 31, 2001 (included as an appendix to Form 10-K).
  *99.2       --   Letter to the Securities and Exchange Commission regarding representations from Arthur Andersen LLP.

---------------

* Filed herewith.

+ Incorporated by reference as indicated.