Form 10-Q
period 2002-06-30
EDGE PETROLEUM CORP
filed 2002-08-14
CIK 1021010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2002

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

                                Yes [X]   No [ ]


  Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


           Class                                Outstanding at August 9, 2002
           -----                                -----------------------------
        Common Stock                                    9,400,946

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDGE PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------
                                                              June 30,      December 31,
                                                                2002           2001
                                                            -----------     -----------
                                                             (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                 $   704,849     $   793,287
  Accounts receivable, trade, net of allowance of
   $525,248 at June 30, 2002 and December 31, 2001,
   respectively                                               6,276,020       5,184,522
  Accounts receivable, joint interest owners, net of
   allowance of $163,000 at each of June 30, 2002 and
   December 31, 2001                                            994,747         322,001
  Current deferred tax asset                                    584,580         584,580
  Other current assets                                          878,401         402,566
                                                            -----------     -----------
   Total current assets                                       9,438,597       7,286,956
PROPERTY AND EQUIPMENT, Net - full cost method of
  accounting for oil and natural gas properties              69,884,732      66,853,094
DEFERRED TAX ASSET                                              246,212         556,317
OTHER ASSETS                                                      7,788           7,788
                                                            -----------     -----------
TOTAL ASSETS                                                $79,577,329     $74,704,155
                                                            ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade                                   $ 1,757,165     $ 1,412,451
  Accrued liabilities                                         2,827,548       5,192,440
  Accrued interest payable                                       58,299              --
                                                            -----------     -----------
   Total current liabilities                                  4,643,012       6,604,891
LONG-TERM DEBT                                               16,000,000      10,000,000
                                                            -----------     -----------
   Total liabilities                                         20,643,012      16,604,891
                                                            -----------     -----------
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value; 5,000,000 shares
   authorized; none issued and outstanding                           --              --
  Common stock, $0.01 par value; 25,000,000 shares
   authorized; 9,399,446 shares and 9,305,079 shares
   issued and outstanding at June 30, 2002 and December
   31, 2001, respectively                                        93,996          93,051
  Additional paid-in capital                                 56,416,482      56,139,451
  Retained earnings                                           2,423,839       1,866,762
                                                            -----------     -----------
   Total stockholders' equity                                58,934,317      58,099,264
                                                            -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $79,577,329     $74,704,155
                                                            ===========     ===========

          See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

-------------------------------------------------------------------------------------------------------
                                            Three Months Ended                Six Months Ended
                                                 June 30,                         June 30,
                                       ----------------------------      ------------------------------
                                          2002             2001              2002              2001
                                       -----------      -----------      ------------      ------------
OIL AND NATURAL GAS REVENUE            $ 6,432,149      $ 8,045,144      $ 11,339,746      $ 19,568,215

OPERATING EXPENSES:
  Lifting costs                            600,564          695,416         1,196,809         1,303,326
  Severance and ad valorem taxes           450,241          629,407           885,963         1,543,734
  Depletion, depreciation and
  amortization                           2,694,566        2,464,897         5,526,729         4,463,556
  General and administrative
  expenses                               1,367,793        1,410,128         2,609,211         2,638,469
  Deferred compensation expense            105,432           10,409           210,310          (698,748)
                                       -----------      -----------      ------------      ------------
   Total operating expenses              5,218,596        5,210,257        10,429,022         9,250,337
                                       -----------      -----------      ------------      ------------
OPERATING INCOME                         1,213,553        2,834,887           910,724        10,317,878

OTHER INCOME AND EXPENSE:
  Interest income                            3,267           55,928             7,145            78,829
  Interest expense, net                    (25,343)         (74,899)          (50,687)         (108,604)
                                       -----------      -----------      ------------      ------------
INCOME BEFORE INCOME TAXES               1,191,477        2,815,916           867,182        10,288,103

INCOME TAX BENEFIT (EXPENSE)              (427,492)         240,076          (310,105)         (781,595)
                                       -----------      -----------      ------------      ------------
NET INCOME                                 763,985        3,055,992           557,077         9,506,508

OTHER COMPREHENSIVE INCOME:
  Transition adjustment                         --               --                --        (1,137,221)
  Realization of hedging losses                 --           49,542                --           924,332
  Change in valuation of hedging
    instruments                             70,539               --                --           200,101
                                       -----------      -----------      ------------      ------------
COMPREHENSIVE INCOME                   $   834,524      $ 3,105,534      $    557,077      $  9,493,720
                                       ===========      ===========      ============      ============
BASIC EARNINGS PER SHARE               $      0.08      $      0.33      $       0.06      $       1.03
                                       ===========      ===========      ============      ============
DILUTED EARNINGS PER SHARE             $      0.08      $      0.31      $       0.06      $       0.97
                                       ===========      ===========      ============      ============
BASIC WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING              9,391,267        9,289,027         9,358,253         9,256,680
                                       ===========      ===========      ============      ============
DILUTED WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING              9,695,245        9,867,502         9,647,045         9,834,664
                                       ===========      ===========      ============      ============

          See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

-----------------------------------------------------------------------------------------
                                                                Six Months Ended June 30,
                                                              -----------------------------
                                                                  2002             2001
                                                              -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $   557,077      $  9,506,508
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Deferred income taxes                                          310,105           781,595
   Depletion, depreciation and amortization                     5,526,729         4,463,556
   Bad debt expense                                                    --           300,000
   Amortization of deferred loan costs                             50,687            50,710
   Deferred loss from derivative activity                              --           (12,788)
   Deferred compensation                                          210,310          (698,748)
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable, trade           (1,091,498)        3,962,903
   Increase in accounts receivable, joint interest owners        (672,746)          (19,160)
   Increase in other current assets                              (526,522)         (828,036)
   Increase (decrease) in accounts payable, trade                 344,714          (698,457)
   Increase (decrease) in accrued liabilities                  (2,364,892)          204,364
   Increase (decrease) in accrued interest payable                 58,299           (50,385)
                                                              -----------      ------------
    Net cash provided by operating activities                   2,402,263        16,962,062
                                                              -----------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and natural gas property and equipment additions         (8,558,367)       (8,236,469)
                                                              -----------      ------------
    Net cash used in investing activities                      (8,558,367)       (8,236,469)
                                                              -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from long-term debt                                6,500,000         1,000,000
  Payments of long-term debt                                     (500,000)       (4,000,000)
  Net proceeds from issuance of common stock                       67,666           390,801
  Other                                                                --            (7,669)
                                                              -----------      ------------
    Net cash provided by (used in) financing activities         6,067,666        (2,616,868)
                                                              -----------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (88,438)        6,108,725

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    793,287           247,981
                                                              -----------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $   704,849      $  6,356,706
                                                              ===========      ============

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

    Our accounting policies are consistent with those discussed in our Form 10-K, except as discussed below. You should refer to our Form 10-K for a further discussion of those policies.

    Revenue adjustment to actual - Second quarter and year-to-date results for the periods ended June 30, 2002 were favorably impacted by the current recognition of revenue associated with certain underaccruals dating back to 1994. During the second quarter of 2002, we completed a yearlong project, that reconciled amounts received for production from two of our older producing properties to amounts accrued in prior periods. After reaching a final determination of ownership interest, it was determined that over 142,000 thousand cubic feet of gas equivalent (Mcfe) had been underaccrued over the period from fourth quarter 1994 to present. This resulted in additional revenue of approximately $577,200 reported in the second quarter of 2002. After adjusting for severance taxes, depletion and income taxes, this had the effect of increasing net income for both the quarter and year-to-date periods of 2002 by approximately $212,300, or $0.02 basic earnings per share.

   Reclassifications - Certain prior year balances have been reclassified to conform to current year presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS - In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. This Statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this Statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

   ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS - In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The standard also expanded the scope of discontinued operations to include all components of an entity with operations of the entity in a disposal transaction. We adopted the provisions of this statement effective January 1, 2002 and it had no impact on our financial statements.

    ACCOUNTING FOR GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT - In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income taxes. As a result, the criteria in Accounting Principles Board Opinion

(APB) 30 will now be used to classify those gains and losses. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after January 1, 2003. We are currently evaluating the effects of this pronouncement.

   ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES - In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. We are currently evaluating the effects of this pronouncement.

2. LONG TERM DEBT

   During the first half of 2002, we borrowed $6.5 million and repaid $500,000 under our credit facility (the "Credit Facility"). As of June 30, 2002, $16.0 million was outstanding under our credit facility. Borrowings under the Credit Facility bear interest at a rate equal to prime plus 0.50% or LIBOR plus 2.5%. In August 2002, the borrowing base was increased to $25 million and the maturity date extended to October 6, 2004. The Credit Facility is secured by substantially all of our assets.

We expect the next borrowing base redetermination to be during the first quarter of 2003. The borrowing base is not subject to automatic reductions.

   The Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of oil and natural gas properties or other collateral, and engaging in merger or consolidation transactions. The Credit Facility also prohibits dividends and certain distributions of cash or properties and certain liens. The Credit Facility also contains certain financial covenants. The EBITDA to Interest Expense Ratio requires that (a) our consolidated EBITDA, as defined in the agreement, for the four fiscal quarters then ended to (b) our consolidated interest expense for the four fiscal quarters then ended, to not be less than
3.5 to 1.0. The Working Capital ratio requires that the amount of our consolidated current assets less our consolidated liabilities, as defined in the agreement, be at least $1.0 million. The Allowable Expenses ratio requires that
(a) the aggregate amount of our year-to-date consolidated general and administrative expenses for the period from January 1 of such year through the fiscal quarter then ended to (b) our year-to-date consolidated oil and gas revenue, net of hedging activity, for the period from January 1 of such year through the fiscal quarter then ended, to be less than .40 to 1.0. At June 30, 2002, we were in compliance with the above-mentioned covenants.

3. EARNINGS PER SHARE

   We account for earnings per share in accordance with SFAS No. 128, Earnings per Share, which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method.

   The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128.

                                   Three Months Ended June 30, 2002             Three Months Ended June 30, 2001
                               ----------------------------------------      -----------------------------------------
                                  Income          Shares        Per Share      Income           Shares         Per Share
                               (Numerator)    (Denominator)      Amount      (Numerator)     (Denominator)      Amount
                               -----------    -------------      ------      -----------     -------------      ------
BASIC EPS
Income available to
   common stockholders          $763,985        9,391,267        $0.08        $3,055,992        9,289,027        $0.33
Effect of Dilutive
   Securities:
    Restricted stock                  --          123,518           --                --          195,384        (0.01)
    Common stock options              --          151,882           --                --          252,680        (0.01)
    Warrants                          --           28,578           --                --          130,411           --
                                --------        ---------        -----        ----------        ---------        -----
DILUTED EPS
Income available to
    common stockholders         $763,985        9,695,245        $0.08        $3,055,992        9,867,502        $0.31
                                ========        =========        =====        ==========        =========        =====

                                    Six Months Ended June 30, 2002               Six Months Ended June 30, 2001
                               ----------------------------------------      -----------------------------------------
                                  Income          Shares        Per Share      Income           Shares         Per Share
                               (Numerator)    (Denominator)      Amount      (Numerator)     (Denominator)      Amount
                               -----------    -------------      ------      -----------     -------------      ------
BASIC EPS
Income available to
   common stockholders          $557,077        9,358,253        $0.06        $9,506,508        9,256,680        $1.03
Effect of Dilutive
   Securities:
    Restricted stock                  --          151,062           --                --          163,654        (0.02)
    Common stock options              --          130,455           --                --          273,265        (0.03)
    Warrants                          --            7,275           --                --          141,065        (0.01)
                                --------        ---------        -----        ----------        ---------        -----
DILUTED EPS
Income available to
    common stockholders         $557,077        9,647,045        $0.06        $9,506,508        9,834,664        $0.97
                                ========        =========        =====        ==========        =========        =====

4. INCOME TAXES

     We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, which provides for an asset and liability approach in accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

     During 2001, we determined that it was more likely than not that future taxable income would be sufficient to realize our recorded tax assets and accordingly, a valuation allowance totaling $3.2 million was reversed. We currently estimate that our effective tax rate for the year ending December 31, 2002 will be approximately 36%. For the three months ended June 30, 2002, a provision for income taxes of $427,492 was reported. In the comparable prior year period we reported an income tax benefit of $240,076. For the six months ended June 30, 2002 and 2001, we reported income tax expense of $310,105 and $781,595, respectively.

5. EQUITY

    We account for Stock Based Compensation in accordance with SFAS No. 123, Accounting for Stock Based Compensation. Under SFAS No. 123, we are permitted to either record expense for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply our current accounting policy under APB Opinion No. 25 ("APB No. 25") and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. At the effective date of SFAS No. 123, we elected to continue to follow APB No. 25.

    Deferred compensation cost reported in accordance with FASB Interpretation No. (FIN) 44, Accounting for Certain Transactions Involving Stock Compensation, was a credit of $303 for the six months ended June 30, 2002 compared to a credit of $850,725 in the comparable prior year period. FIN 44 requires, among other things, a non-cash charge to compensation expense if the price of our common stock on the last trading day of a reporting period is greater that the exercise price of certain options. FIN 44 could also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of the prior period, but not below the exercise price of the options. We adjust deferred compensation expense upward or downward on a monthly basis, to report under this rule as a result of non-qualified stock options granted to employees and directors in prior years and re-priced in May of 1999, as well as certain options newly issued in conjunction with the repricing as discussed above.

    During the first quarter of 2001, we purchased options exercisable for 133,645 shares of common stock from a former employee at a cost of $100,000, all of which represents compensation expense.

6. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

    We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. A summary of non-cash investing and financing activities for the six months ended June 30, 2002 and 2001 is presented below:

    We issued 45,336 shares of common stock to employees during the first quarter of 2002 with a fair market value of $174,575 at the time of grant. These shares represent one-third of the shares subject to restricted stock grants made effective in January 2001 and March 2000.

    We issued 29,400 shares of common stock to employees during the second quarter of 2002 with a fair market value of $227,850 at the time of grant. These shares represent one-third of the shares subject to a restricted stock grant made effective in April 2001.

    We issued 3,831 shares of common stock during the second quarter of 2002 with a fair market value of $20,266. These shares represent Edge's matching contribution under the Company's 401(k) plan.

    We issued 42,103 shares of common stock to employees during the first quarter of 2001 with a fair market value of $126,300 at the time of grant. These shares represent one-third of the shares subject to a restricted stock grant made effective March 2000.

Supplemental Disclosure of Cash Flow Information

                                                        For the Six Months
                                                           Ended June 30,
                                                     ---------------------------
                                                        2002             2001
                                                     ----------         --------
Cash paid during the period for:
   Interest, net of amounts capitalized                $     --         $ 11,986
   Estimated alternative minimum tax
     payments                                                --          322,000

    Interest paid for the six months ended June 30, 2002 and 2001 excludes amounts capitalized of $348,467 and $24,402, respectively.

7. HEDGING ACTIVITIES

    Due to the instability of oil and natural gas prices, we enter into, from time to time, price risk management transactions (e.g., swaps, collars and floors) for a portion of our oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements may limit the benefit to us of increases in the price of oil and natural gas, it may also limit the downside risk of adverse price movements. Our hedging arrangements, to the extent we enter into any, apply to only a portion of our production and provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. We account for these transactions as hedging activities and, accordingly, gains and losses are included in oil and natural gas revenue during the period the hedged production occurs.

    The following was the impact on oil and natural gas revenue from hedging activities for the six months ended June 30, 2002 and 2001:

                                                                                                          Loss
                                                                                           -------------------------------------
                                                                                                     Six Months Ended
                                                                              MMBtu                      June 30,
                             Effective Dates             Price Per           Volumes       -------------------------------------
    Hedge Type              Beg.          Ending            MMBtu             Per Day            2002                 2001
----------------------   ---------     -----------    ----------------     ------------    ----------------     ----------------
Natural Gas Floor          4/1/02         6/30/02          $2.65                18,000       $   (163,800)        $        --
Natural Gas Collar         1/1/01         1/31/01      $4.50 - $6.70             4,000                 --            (389,360)

Amortization of loss from close out of hedge                                                           --            (534,972)
                                                                                             ------------         -----------
Total                                                                                        $   (163,800)        $  (924,332)
                                                                                             ============         ===========

    Our hedging activities for natural gas are entered into on a per MMbtu delivered price basis, Houston Ship Channel, with settlement for each calendar month occurring five business days following the publishing of the Inside F.E.R.C. Gas Marketing Report.

    Included within oil and natural gas revenue for the six-month period ended June 30, 2002 was $(163,800) representing net losses from hedging activity. In March 2002, we purchased a floor on 18,000 MMbtus per day at $2.65 per MMbtu for the period April 1, 2002 through June 30, 2002, at a cost of $163,800. No hedges were in place for future production at June 30, 2002.

    Included within oil and natural gas revenue for the six months ended June 30, 2001 was $(924,332) representing net losses from hedging activity. During December 2000, we entered into a natural gas collar covering 4,000 MMbtu per day for the period January 1, 2001 to December 31, 2001 with a floor of $4.50 per MMBtu and a ceiling of $6.70 per MMbtu. For the month of January 2001 we realized a loss on hedging activity of $(389,360). On January 3, 2001, we closed out the hedge for the period February 1, 2001 to December 31, 2001 at a cost of $547,760. In accordance with SFAS 133, this amount is amortized over the period of the hedge based on the forward pricing curve at the time the hedge was closed out. We recorded amortization of $(534,972) in oil and natural gas revenue for the close out cost of the hedge during the first half of 2001 with the balance of $12,788 amortized over the remainder of 2001.

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

     In October 2001, the Company was sued by certain mineral owners seeking to cancel a portion of our Mew lease, upon which the Company and its partners drilled and completed the Mew No. 1 well in Duval County, Texas. The suit names the Company, Santos USA and Mark Smith, an independent landman, as Defendants, and is filed in the 229th Judicial District Court of Duval County, Texas. The suit seeks a declaratory judgment to set aside certain quitclaim deeds between the Mew lessors that were intended to result in a partition of the mineral estate between the various members of the Mew family in the land where the well is located and other lands. The pleadings allege failure of consideration, fraud, failure to consummate the partition, bad faith trespass and conversion. As part of the leasing effort for the prospect, some members of the Mew family had sought to partition their minerals under the tracts where they owned the surface in full. The Mew heirs, from whom the Company acquired leases, could lose a portion of their mineral interest if the quitclaim deeds are set aside. Were this to happen, it could have the effect of voiding the Company's leases as to an undivided one-third of the unit acreage for the Mew well and the Mew lease. Plaintiffs seek unspecified actual and exemplary damages against the Company and Santos arising out of alleged fraud committed by the Company and Mark Smith. They also seek damages from Santos for the value of the oil and natural gas produced and saved from the Mew well, or alternatively, for the value of the oil and natural gas produced less the cost of drilling, completing and operating the well. The Company has a 12.5% working interest in the well. As of June 30, 2002, the Mew well has produced $7.3 million in net revenue and has cost $2.6 million to drill, complete and operate. Estimated remaining gross proved reserves are 53.6 MBbls and 3.9 Bcf. The Company has filed an answer in the case and intends to vigorously defend its position that the Mew lease is valid and subsisting in its entirety. Santos has filed a plea of abatement asking that the case be dismissed for failure to join necessary and indispensable parties. Pursuant to Santos' motion, certain additional defendants have been joined in the case. At this point, it is not possible to determine the ultimate outcome of this litigation or the exposure, if any, the Company may have.

    In July 2001, the Company was notified of a prior lease in favor of a predecessor of ExxonMobil purporting to be valid and covering the same property as the Company's Neblett lease in Starr County, Texas. The Neblett lease is part of a unit in the N. LaCopita Prospect in which the Company owns a non-operating interest. The operator of the lease, GMT, filed a petition for, and was granted, a temporary restraining order against ExxonMobil in the 229th Judicial Court in Starr County, Texas enjoining ExxonMobil from taking possession of the Neblett wells. Pending resolution of the underlying title issue, the temporary restraining order was extended voluntarily by agreement of the parties, conditioned on GMT paying the revenues into escrow and agreeing to provide ExxonMobil with certain discovery materials in this action. ExxonMobil has filed a counterclaim against GMT and all the non-operators, including the Company, to establish the validity of their lease, remove cloud on title, quiet title to the property, and for conversion, trespass and punitive damages. ExxonMobil seeks unspecified damages for the lost profits on the sale of the hydrocarbons from this property, and for a determination of whether the Company and the other working interest owners were in good faith or bad faith in trespassing on this lease. If a determination of bad faith is made, the parties will not be able to recover their costs of developing this property from the revenues therefrom. While there is always a risk in the outcome of litigation, the Company believes there is no question that it acted in good faith and intends to vigorously defend its position. If the case cannot be settled and the title issue is decided unfavorably, the Company believes that it will ultimately be able to recover its costs as a good faith trespasser. Due to the uncertainty of the final outcome, the Company has ceased to record revenue from the properties as of August 1, 2001, which net to the Company averaged approximately 1.4 Mmcfe/d of production at the time the well was shut-in. In addition, the Company removed associated reserves of 1.4 Bcfe from its total proved reserves. The Company believes this potential loss is not material to its financial condition or results of operations.

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


    OVERVIEW

    The following matters had a significant impact on our results of operations and financial position for the six months ended June 30, 2002:

     Revenue adjustment to actual - Second quarter and year-to-date results for the periods ended June 30, 2002 were favorably impacted by the current recognition of revenue associated with certain underaccruals dating back to 1994. During the second quarter of 2002, we completed a yearlong project that reconciled amounts received for production from two of our older producing properties to amounts accrued in prior periods. After reaching a final determination of ownership interest, it was determined that over 142,000 thousand cubic feet of gas equivalent (Mcfe) had been underaccrued over the period from fourth quarter 1994 to present. This resulted in additional revenue of approximately $577,200 reported in the second quarter of 2002. After adjusting for severance taxes, depletion and income taxes, this had the effect of increasing net income for both the quarter and year-to-date periods of 2002 by approximately $212,300, or $0.02 basic earnings per share.

    Commodity Prices - The average realized price for our production, before the impact of the revenue adjustments, decreased 48% from $5.44 per Mcfe for the six months ended June 30, 2001 to $2.84 per Mcfe for the comparable period this year. These average prices included the impact of hedging losses which lowered the realized price by $0.26 per Mcfe and $0.04 per Mcfe for the six months ended June 30, 2001 and 2002, respectively.

     Debt - As of June 30, 2002, borrowings outstanding under our Credit Facility totaled $16 million compared to borrowings of $10.0 million at December 31, 2001. Proceeds from borrowings under the Credit Facility were used to fund the December 2001 property acquisition, the cash payment of $2.5 million to BNP for settlement of litigation, the 2002 acquisition of additional interest in Gato Creek and first half 2002 capital expenditures. In August 2002, our borrowing base was increased from $19 million to $25 million. In addition, the maturity date was extended to October 6, 2003 with no automatic monthly borrowing base reductions. We expect the next borrowing base redetermination to be during first quarter of 2003.

    RESULTS OF OPERATIONS

REVENUE AND PRODUCTION

    Oil and natural gas revenue reported for the second quarter of 2002 totaled $6.4 million. Excluding the $577,200 adjustment discussed above, revenue for the second quarter totaled $5.9 million, a decrease of 27% compared to the same period in 2001 due to both lower average realized prices and production declines compared to the prior year period. Natural gas production comprised 76% of total production on an equivalent Mcf basis and contributed 76% of total revenue for the second quarter of 2002. Oil and condensate production was 13% of total production and contributed 17% of total oil and gas revenue while natural gas liquids (NGLs) production comprised 11% of total production and contributed 7% of total oil and gas revenue. In the comparable 2001 period, natural gas production comprised 88% of total production and contributed 89% of total revenue. Oil and condensate production was 10% of total production and 10% of revenue and NGLs production comprised 2% of total production and contributed 1% of total revenue.

     Oil and natural gas revenue reported for the six months ended June 30, 2002 totaled $11.3 million. Excluding the underaccrual adjustment, revenue for the six-month period totaled $10.8 million, a decrease of 45% over the same period in 2001. While production on a Mcfe basis, excluding the underaccrual adjustment of 142,000 Mcfe, increased 5% over the prior year period, the impact of lower average realized prices more than offset the favorable production increase. Natural gas production comprised 80% of total production and contributed 81% of total revenue for the year-to-date period. Oil and condensate production was 11% of total production and contributed 14% of total oil and gas revenue while NGL production comprised 9% of total production and contributed 5% of total oil and gas revenue. In the comparable 2001 period, natural gas production comprised 90% of total production and contributed 92% of total revenue. Oil and condensate production was 9% of total production and 7% of revenue and NGLs production comprised 1% of total production and contributed 1% of total revenue.

     The following table summarizes volume and price information with respect to our oil and gas production for the quarter and year-to-date periods ended June 30, 2002, and 2001. Amounts shown in the table and in the revenue comparisons discussed below exclude the 2002 underaccrual adjustment of 142,000 Mcfe or $577,200.

                                                  For the Three Months                             For the Six Months
                                                     Ended June 30,                                  Ended June 30,
                                         ------------------------------------------       -----------------------------------------
                                                                          Increase                                        Increase
                                         2002           2001             (Decrease)       2002           2001            (Decrease)
                                         ----           ----             ----------       ----           ----            ----------
Gas Volume - MCFGPD (1)                 14,720         17,697              (2,977)       16,812         17,826             (1,014)
Average Gas Price - per MCF              $3.32          $4.45              $(1.13)        $2.85          $5.57             $(2.72)

Oil and Condensate Volume - BPD (2)        412            333                  79           367            293                 74
Average Oil Price - per barrel          $26.89         $25.90               $0.99        $22.76         $27.10             $(4.34)

Natural Gas Liquids Volume - BPD (2)       371             63                 308           325             49                276
Average NGL Price - per barrel          $11.93         $16.27              $(4.34)       $10.04         $18.12             $(8.08)

------------------------------------------
(1) MCFGPD - thousand cubic feet of gas per day

(2) BPD - barrels per day

SECOND QUARTER 2002 COMPARED TO THE SECOND QUARTER 2001

    Natural gas sales revenue, excluding the underaccrual adjustment, decreased 38%, from $7.2 million for the second quarter of 2001 to $4.4 million for the same period in 2002 due to the impact of lower average natural gas prices and declines in production. The average realized price for natural gas production, including the effect of hedging activity, was $3.32 per Mcf for the second quarter of 2002, a decrease of 25% over the 2001-second quarter average price of $4.45 per Mcf. This decrease in average prices decreased revenue by approximately $1.5 million (based on current quarter production). Production volumes for natural gas for the three months ended June 30, 2002 decreased 17% from 17,697 MCFGPD for the second quarter of 2001 to 14,720 MCFGPD for the comparable period in 2002, due primarily to production declines at our Mire #1 well in Louisiana during the quarter as well as an overall decline in production at our Austin and O'Connor Ranch properties and the loss of North La Copita production. This decrease in natural gas production during the second quarter of 2002 decreased revenue by $1.2 million (based on 2001 second quarter average prices).

    Revenue from sales of oil and condensate, excluding the underaccrual adjustment, increased 28% from $784,992 in the second quarter of 2001 to $1,007,345 for the comparable 2002 period due to higher average realized prices and increased production. The average realized price for oil and condensate in the second quarter of 2002 was $26.89 per barrel compared to $25.90 per barrel for the same period in 2001. This increase in the average realized price received for our oil and condensate increased revenue $37,400 (based on current quarter production). Production volumes for oil and condensate increased 24% from 333 BPD in the second quarter of 2001 to 412 BPD for the comparable period in 2002. This increase in production favorably impacted quarterly revenue by $184,900 (based on 2001 second quarter average prices).

    Revenue from sales of natural gas liquids (NGLs), excluding the underaccrual adjustment, increased significantly from $93,281 in the second quarter of 2001 to $403,045 for the comparable 2002 period due to higher production, offset in part by the effect of lower prices. Production volumes for NGLs increased 489% from 63 BPD in the second quarter of 2001 to 371 BPD for the comparable period in 2002. Due to high natural gas prices, we elected not to process much of our gas during the first half of 2001. This increase in production favorably impacted quarterly revenue by $456,200 (based on 2001 second quarter average prices). The average realized price for NGLs in the second quarter of 2002 was $11.93 per barrel compared to $16.27 per barrel for the same period in 2001. This decrease in the average realized price received for our NGLs decreased revenue $146,400 (based on current quarter production).

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

    Natural gas sales revenue, excluding the underaccrual adjustment, decreased 52%, from $18.0 million for the six months ended June 30, 2001 to $8.7 million for the same period in 2002, due primarily to lower average natural gas prices and a decrease in production, partially offset by a greater negative impact of hedging activities in the prior year period. The average realized price for natural gas production, including the effect of hedging activity, was $2.85 per Mcf for the 2002 year-to-date period, a decrease of 49% over the average price for the six months of 2001 of $5.57 per Mcf. This decrease in average prices decreased revenue by approximately $8.3 million (based on current year-to-date production). Included within natural gas revenue for the six months ended June 30, 2002 and 2001 was $(163,800) and $(924,332), respectively, representing losses from hedging activities. Production volumes for natural gas for the six months ended June 30, 2002 decreased 6% from 17,826 MCFGPD for 2001 to 16,812 MCFGPD for the comparable period in 2002. This decrease in natural gas production during the six months ended June 30, 2002 decreased revenue by $1.0 million (based on 2001 year-to-date average prices).

    Revenue from sales of oil and condensate, excluding the underaccrual adjustment, increased 5% from $1.4 million in 2001 to $1.5 million for the comparable 2002 period due primarily to higher average oil production in 2002, partially offset by lower average realized prices. Production volumes for oil and condensate increased 25% from 293 BPD for the six months ended June 30, 2001 to 367 BPD for the comparable period in 2002. This increase in production favorably impacted year-to-date revenue by $363,300 (based on 2001 year-to-date average prices). The average realized price for oil and condensate for the six months ended June 30, 2002 was $22.76 per barrel, compared to $27.10 per barrel for the same period in 2001. This decrease in the average realized price received for our oil and condensate decreased revenue $288,300 (based on current year-to-date production).

    Revenue from sales of natural gas liquids (NGLs), excluding the underaccrual adjustment, increased significantly from $162,158 for the six months ended June 30, 2001 to $590,765 for the comparable 2002 period due to higher production, partially offset by lower average realized prices. Production volumes for NGLs increased 563% from 49 BPD in the six-month period of 2001 to 325 BPD for the comparable period in 2002. Due to high natural gas prices, we elected not to process much of our gas during 2001. This increase in production favorably impacted year-to-date revenue $903,700 (based on 2001 year-to-date average prices). The average realized price for NGLs in the six months of 2002 was $10.04 per barrel compared to $18.12 per barrel for the same period in 2001. This decrease in the average realized price received for our NGLs decreased revenue by $475,100 (based on current year-to-date production).

COSTS AND OPERATING EXPENSES

    Lifting costs for the three-month period ended June 30, 2002 totaled $600,564, a 14% decrease compared to the same period in 2001. On an equivalent Mcf basis, lifting costs averaged $0.31 per Mcfe ($0.32 per Mcfe excluding the underaccrual adjustment) for the three-month period ended June 30, 2002 compared to $0.38 per Mcfe in the prior year period. For the six-month period ended June 30, 2001, lifting costs totaled $1.2 million, an 8% decrease compared to the same period in 2001. Lifting costs were $0.30 per Mcfe (0.32 per Mcfe excluding the underaccrual adjustment) for the six-month period ended June 30, 2002 compared to $0.36 per Mcfe in the prior year period. The decrease in costs was due primarily to high saltwater disposal and natural gas processing costs recorded in 2001.

    Severance and ad valorem taxes for the three months ended June 30, 2002 totaled $450,241. Excluding costs associated with the underaccrual, severance and ad valorem taxes were $386,066 for the three months ended June 30, 2002, a decrease of 39% from $629,407 in the comparable prior year period. Severance and ad valorem taxes for the six months ended June 30, 2002 totaled $885,963. Excluding costs associated with the underaccrual, severance and ad valorem taxes totaled $821,788, a decrease of 47% from $1.5 million in the comparable prior year period. The decrease in severance and ad valorem taxes in each of the 2002 periods was due primarily to higher severance taxes paid on the increased revenue during the 2001 periods. Severance tax averaged 6.2% of revenue (6.4% excluding the underaccrual adjustments) for the year-to-date 2002 period compared to 7.1% for the same period in 2001.

    Depletion, depreciation and amortization ("DD&A") expense for the three-month and six-month periods ended June 30, 2002 totaled $2.7 million and $5.5 million, respectively. Excluding costs associated with the underaccrual adjustments, DD&A totaled $2.5 million and $5.3 million, respectively, for the three months and six months ended June 30, 2002. This compares to $2.5 million and $4.5 million in the same periods of 2001. Full cost DD&A on our oil and natural gas properties totaled $2.5 million for the second quarter of 2002 ($2.4 million excluding the costs associated with the underaccrual adjustment) compared to $2.3 million for the same period in 2001. Both the reported and the adjusted depletion expense on a unit of production basis for the three-month period ended June 30, 2002 were $1.33 per Mcfe compared to $1.26 per Mcfe in the comparable prior year period. For the six months ended June 30, 2002 depletion on our oil and natural gas properties totaled $5.2 million ($5.0 million excluding the costs associated with the underaccrual adjustment) compared to $4.1 million for the same period in 2001. Both the reported and the adjusted depletion expense on a unit of production basis for the six-month period ended June 30, 2002 were $1.32 per Mcfe compared to $1.15 per Mcfe for the six months ended June 30, 2001. For the six months ended June 30, 2002 as compared to the prior year period, a 15% increase in the overall depletion rate increased depletion expense by $689,000 ($670,000 excluding the underaccrual adjustment) while higher oil and natural gas production increased depletion expense by $387,700 ($224,700 excluding the underaccrual adjustment). The increase in the depletion rate was primarily due to a significantly higher amortizable base at June 30, 2002 compared to June 30, 2001. Other DD&A expense totaled $160,233 and $327,868 for the three-month and six-month periods ended June 30, 2002, slightly lower than the comparable prior period totals of $169,536 and $341,179, respectively.

    General and administrative expenses ("G&A") for the second quarter of 2002 decreased 3% from the prior year period to $1.4 million. For the second quarter of 2002 and 2001, overhead reimbursement fees recorded as a reduction to G&A totaled $31,000 and $75,340, respectively. Capitalized G&A further reduced total G&A by $370,400 and $411,000 for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002, G&A was $2.6 million, a decrease of 1% compared to the prior year period. For the six months of 2002 and 2001, overhead reimbursement fees recorded as a reduction to G&A totaled $63,700 and $80,700, respectively. Capitalized G&A further reduced total G&A by $740,700 and $822,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease in G&A for both the three months and the six months ended June 30, 2002 was primarily attributable to bad debt expense reserved in 2001, partially offset by higher salaries and benefits, higher professional services and higher investor relation costs for 2002 compared to the same period in 2001. In addition, compensation expense of $100,000 was recorded in the first quarter of 2001 related to the purchase of options from a former employee. G&A on a unit of production basis for the six-month periods ended June 30, 2002 and 2001 was $0.66 per Mcfe ($0.69 per Mcfe excluding the production associated with the underaccrual adjustments) and $0.73 per Mcfe ($0.65 per Mcfe excluding the bad debt expense), respectively.

    Deferred compensation expense for the three-month and six-month periods ended June 30, 2002 was a net credit of $(303), respectively. For the three months and six months ended June 30, 2001, non-cash credits to deferred compensation expense of $(95,353) and $(850,725), respectively, were recorded related to FIN 44. Offsetting these credits was the amortization of compensation expense related to restricted stock grants of $105,432 and $210,613 for the three months and six months ended June 30, 2002, respectively, compared to $105,762 and $151,977 for the same periods in 2001.

    Other income and expense totaled $(22,076) and $(43,542) for the three-month and six-month periods ended June 30, 2002, respectively, compared to expense of $(18,971) and $(29,775) in the same prior year periods. Interest expense incurred during the second quarter of 2002, all of which was capitalized, totaled $128,868 on weighted average debt of $14.3 million. For the six months ended June 30, 2002, interest expense totaled $348,467, all of which was capitalized, on weighted average debt of $12.7 million for the period. No borrowings under our credit facility were outstanding during the second quarter of 2001 however we incurred $50,000 in fees to maintain our available borrowing base. For the six months ended June 30, 2001, interest expense totaled $82,296, of which $24,402 was capitalized. Weighted average debt was $737,000 for the six months ended June 30, 2001. Also included in other income and expense was the amortization of deferred loan costs that totaled $25,343 and $50,687 for the three-month and six-month periods ended June 30, 2002, respectively, compared to amortization of $24,899 and $50,710 for the same periods in 2001. Partially offsetting these expenses was interest income for the three months and six months ended June 30, 2002 of $3,267 and $7,145, respectively, compared to $55,928 and $78,829 for the same periods in 2001.

    For the second quarter of 2002, we reported net income of $763,985 or $0.08 basic earnings per share. Excluding the underaccrual revenue adustment and associated costs, net income was $551,697, or $0.06 basic earnings per share. This compares to net income of $3.1 million, or $0.33 basic earnings per share, for the same period in 2001. The second quarter of 2002 was not impacted by non-cash deferred compensation expense related to repriced options (FIN 44). For the second quarter of 2001, pro forma net income, excluding the non-cash compensation credit related to FIN 44, was $2,967,883, or $0.32 per share.

    For the six months ended June 30, 2002, we reported net income of $557,077 or $0.06 basic earnings per share. Excluding the underaccrual revenue adjustment and associated costs, net income was $344,789, or $0.04 basic earnings per share. This compares to net income of $9.5 million, or $1.03 basic earnings per share, for the same period in 2001. Pro forma net income, excluding the non-cash compensation credit related to FIN 44, was $556,883, or $0.06 per share for the six months ended June 30, 2002 ($344,595, or $0.04 basic earnings per share excluding the underaccrual adjustments) compared to $8.7 million, or $0.94 per share for the same period in 2001. Weighted average shares outstanding increased from approximately 9.3 million shares for the six months ended June 30, 2001 to approximately 9.4 million shares in the comparable 2002 period. The increase was due primarily to the exercise of stock options and the issuance of common stock related to restricted stock grants.

    LIQUIDITY AND CAPITAL RESOURCES

    Due to our active exploration, development and acquisition activities, we have experienced and expect to continue to experience substantial working capital requirements. We intend to fund the remainder of our 2002 capital expenditures, commitments and working capital requirements through cash flows from operations, and to the extent necessary, other financing activities. We expect that projected 2002 cash flows from operations, combined with modest additional usage of our Credit Facility, will be sufficient to fund our budgeted exploration and development program. We believe we will be able to generate resources and liquidity sufficient to fund our capital expenditures and meet such financial obligations as they come due. In the event such capital resources are not available to us, or we choose to preserve our Credit Facility more for acquisitions, our drilling and other activities may be curtailed.

Liquidity

    We had cash and cash equivalents at June 30, 2002 of $704,849 consisting primarily of short-term money market investments, as compared to $793,287 at December 31, 2001. Our working capital surplus was $4.8 million at June 30, 2002, as compared to $682,065 at December 31, 2001. Our ratio of current assets to current liabilities was 2.03:1 at June 30, 2002 compared to 1.1:1 at December 31, 2001. At June 30, 2002, borrowings outstanding under our Credit Facility totaled $16 million compared to $10.0 million outstanding at December 31, 2001. Our increases in working capital surplus and current ratio at June 30, 2002 resulted primarily from higher account receivable balances that resulted from higher prices for our production compared to December 2001 and lower accrued liabilities.

Cash Flows

    Cash flows provided by operations were $2.4 million and $17.0 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in cash flows provided by operations is primarily due to a decrease in net income from $9.5 million in 2001 to $0.6 million for the same period in 2002. For the six months ended June 30, 2002 working capital usage totaled $4.3 million ($3.7 million excluding the underaccrual adjustment) compared to a working capital surplus of $2.6 million for the same period in 2001. Operating cash flows, before changes in working capital, were $6.7 million ($6.1 million excluding the underaccrual adjustment) and $14.4 million for the six months ended June 30, 2002 and 2001, respectively. Operating cash flow should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

    Cash used in investing activities was comprised of capital expenditures only and totaled $8.6 million for the six months ended June 30, 2002 compared to $8.2 million used in the same period of 2001. We expended $3.5 million in our drilling operations resulting in the drilling of 5 gross (2.1785 net) wells during the 2002 year-to-date period as compared to 6 gross (3.2738 net) wells during the same period in 2001. Since June 30, 2002, we have drilled one successful gross well and currently one gross well is drilling. In addition to capital expenditures for drilling operations, approximately $1.4 million was incurred to purchase additional interests in our Gato Creek and Jericho properties, $1.0 million was incurred on currently producing properties and $1.6 million was expended on land and seismic activities. The remaining cost capitalized to oil and natural gas properties was internal G&A and interest of approximately $1.1 million.

    Cash provided by financing activities totaled $6.1 million for the six months ended June 30, 2002 and included borrowings of $6.5 million and repayments of $0.5 million under our Credit Facility. Other financing activities included net proceeds from the exercise of stock options of $67,666. For the six months ended June 30, 2001, cash used in financing activities totaled $2.6 million, which included borrowings of $1.0 million and repayments of $4,000,000, as well as proceeds from the exercise of stock options of $390,801.

   CREDIT FACILITY

    During the first half of 2002, we had net borrowings of $6.0 million bringing our outstanding debt balance to $16.0 million under our Credit Facility at June 30, 2002. Borrowings under the Credit Facility bear interest at a rate equal to prime plus 0.50% or LIBOR plus 2.5%. In August 2002, our borrowing base was increased from $19 million to $25 million. In addition, the maturity date was extended to October 6, 2004 with no automatic monthly reductions. We expect the next borrowing base redetermination to be during the first quarter of 2003. The Credit Facility is secured by substantially all of our assets.

    The Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of oil and natural gas properties or other collateral, and engaging in merger or consolidation transactions. The Credit Facility also prohibits dividends and certain distributions of cash or properties and certain liens. The Credit Facility also contains certain financial covenants. The EBITDA to Interest Expense Ratio requires that (a) our consolidated EBITDA, as defined in the agreement, of the Company for the four fiscal quarters then ended to (b) our consolidated interest expense for the four fiscal quarters then ended, to not be less than 3.5 to 1.0. The Working Capital ratio requires that the amount of our consolidated current assets less our consolidated liabilities, as defined in the agreement, be at least $1.0 million. The Allowable Expenses ratio requires that
(a) the aggregate amount of our year to date consolidated general and administrative expenses for the period from January 1 of such year through the fiscal quarter then ended to (b) our year to date consolidated oil and gas revenue, net of hedging activity, for the period from January 1 of such year through the fiscal quarter then ended, to be less than .40 to 1.0. At June 30, 2002, we were in compliance with the above-mentioned covenants.

   TAX MATTERS

   At December 31, 2001, we had cumulative net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $18.2 million that will begin to expire in 2012. We anticipate that all of these NOLs will be utilized in connection with federal income taxes payable in the future. In the fourth quarter of 2001, we reversed the previous valuation allowance that offset our deferred tax assets. To the extent that we have financial statement income in the future, we will require a tax provision in our consolidated statement of operations. Based on anticipated results for the year ending December 31, 2002 using current assumptions, we estimate that our effective rate for 2002 will be approximately 36%.

   NOLs assume that certain items, primarily intangible drilling costs, have been written off for tax purposes in the current year. However, we have not made a final determination if an election will be made to capitalize all or part of these items for tax purposes in the future.

    FORWARD LOOKING STATEMENTS

    The statements contained in all parts of this document, including, but not limited to, those relating to our drilling plans, our 3-D project portfolio, capital expenditures, future capabilities, the sufficiency of cash flow, capital resources and liquidity to support working capital and/or capital expenditure requirements, reinvestment of cash flows, the use of NOLs, tax rates, the outcome of litigation, the resolution of title matters and any other statements regarding future operations, financial results, business plans, sources of liquidity and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe" and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to our dependence on our exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, our dependence on key personnel, our reliance on technological development and possible obsolescence of the technology currently used by us, significant capital requirements of our exploration and development and technology development programs, the potential impact of government regulations, litigation, environmental and title matters, our ability to manage our growth and achieve our business strategy, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks and other factors detailed in our Form 10-K and other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

    We are exposed to market risk from changes in interest rates and commodity prices. We use a Credit Facility, which has a floating interest rate, to finance a portion of our operations. We are not subject to fair value risk resulting from changes in our floating interest rates. The use of floating rate debt instruments provides a benefit due to downward interest rate movements but does not limit us to exposure from future increases in interest rates. Based on outstanding borrowings at June 30, 2002 and a floating interest rate of 4.36%, a 10% change in the interest rate would result in an increase or decrease of interest expense of approximately $66,600 on an annual basis.

    In the normal course of business we enter into hedging transactions, including commodity price collars, swaps and floors, to mitigate our exposure to commodity price movements, but not for trading or speculative purposes. Due to the instability of prices and to achieve a more predictable cash flow, we may put in place a hedge on a portion of our production. While the use of these arrangements may limit the benefit to us of increases in the price of oil and natural gas it also limits the downside risk of adverse price movements. Currently, there are no hedging activities in place for any future periods.

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

In October 2001, the Company was sued by certain mineral owners seeking to cancel a portion of our Mew lease, upon which the Company and its partners drilled and completed the Mew No. 1 well in Duval County, Texas. The suit names the Company, Santos USA and Mark Smith, an independent landman, as Defendants, and is filed in the 229th Judicial District Court of Duval County, Texas. The suit seeks a declaratory judgment to set aside certain quitclaim deeds between the Mew lessors that were intended to result in a partition of the mineral estate between the various members of the Mew family in the land where the well is located and other lands. The pleadings allege failure of consideration, fraud, failure to consummate the partition, bad faith trespass and conversion. As part of the leasing effort for the prospect, some members of the Mew family had sought to partition their minerals under the tracts where they owned the surface in full. The Mew heirs, from whom the Company acquired leases, could lose a portion of their mineral interest if the quitclaim deeds are set aside. Were this to happen, it could have the effect of voiding the Company's leases as to an undivided one-third of the unit acreage for the Mew well and the Mew lease. Plaintiffs seek unspecified actual and exemplary damages against the Company and Santos arising out of alleged fraud committed by the Company and Mark Smith. They also seek damages from Santos for the value of the oil and natural gas produced and saved from the Mew well, or alternatively, for the value of the oil and natural gas produced less the cost of drilling, completing and operating the well. The Company has a 12.5% working interest in the well. As of June 30, 2002, the Mew well has produced $7.3 million in net revenue and has cost $2.6 million to drill, complete and operate. Estimated remaining gross proved reserves are 53.6 MBbls and 3.9 Bcf. The Company has filed an answer in the case and intends to vigorously defend its position that the Mew lease is valid and subsisting in its entirety. Santos has filed a plea of abatement asking that the case be dismissed for failure to join necessary and indispensable parties. Pursuant to Santos' motion, certain additional defendants have been joined in the case. At this point, it is not possible to determine the ultimate outcome of this litigation or the exposure, if any, the Company may have.

      In July 2001, the Company was notified of a prior lease in favor of a predecessor of ExxonMobil purporting to be valid and covering the same property as the Company's Neblett lease in Starr County, Texas. The Neblett lease is part of a unit in the N. LaCopita Prospect in which the Company owns a non-operating interest. The operator of the lease, GMT, filed a petition for, and was granted, a temporary restraining order against ExxonMobil in the 229th Judicial Court in Starr County, Texas enjoining ExxonMobil from taking possession of the Neblett wells. Pending resolution of the underlying title issue, the temporary restraining order was extended voluntarily by agreement of the parties, conditioned on GMT paying the revenues into escrow and agreeing to provide ExxonMobil with certain discovery materials in this action. ExxonMobil has filed a counterclaim against GMT and all the non-operators, including the Company, to establish the validity of their lease, remove cloud on title, quiet title to the property, and for conversion, trespass and punitive damages. ExxonMobil seeks unspecified damages for the lost profits on the sale of the hydrocarbons from this property, and for a determination of whether the Company and the other working interest owners were in good faith or bad faith in trespassing on this lease. If a determination of bad faith is made, the parties will not be able to recover their costs of developing this property from the revenues therefrom. While there is always a risk in the outcome of litigation, the Company believes there is no question that it acted in good faith and intends to vigorously defend its position. If the case cannot be settled and the title issue is decided unfavorably, the Company believes that it will ultimately be able to recover its costs as a good faith trespasser. Due to the uncertainty of the final outcome, the Company has ceased to record revenue from the properties as of August 1, 2001, which net to the Company averaged approximately 1.4 Mmcfe/d of production at the time the well was shut-in. In addition, the Company removed associated reserves of 1.4 Bcfe from its total proved reserves. The Company believes this potential loss is not material to its financial condition or results of operations.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS................   None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES..........................   None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......

(A) Annual Meeting of Shareholders on May 6, 2002.

(B) Set fourth below are the results of the voting with respect to each matter acted upon:

                                                                        Broker
                               For      Against   Withheld   Abstain   Non Votes
                               ---      -------   --------   -------   ---------
Election of Directors:
  Vincent S. Andrews        7,796,962              801,498
  Joseph R. Musolino        7,796,962              801,498
  Nils P. Peterson          7,796,962              801,496

Approval of the
  Appointment of Arthur
  Andersen LLP as
  Independent Public
  Accountants               7,154,017   1,416,709             27,734

In addition to the election of the directors indicated above, the terms of the following directors continued as directors following the meeting: John W. Elias, John Sfondrini, Stanley S. Raphael and Robert W. Shower.




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

*4.7 -- Letter Agreement dated August 9, 2002 by and between Edge Petroleum Corporation, Edge Petroleum Exploration Company and Edge Petroleum Operating Company, Inc. (collectively, the "Borrowers") and Union Bank Of California, N.A., a national banking association, as Agent for itself and as lender.

+4.8 -- Common Stock Subscription Agreement dated as of April 30, 1999 between the Company and the purchasers named therein (Incorporated by reference from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999).

+4.9 -- Warrant Agreement dated as of May 6, 1999 between the Company and the Warrant holders named therein (Incorporated by reference from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999).

+4.10 -- Form of Warrant for the purchase of the Common Stock (Incorporated by reference from the Common Stock Subscription Agreement from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999).

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

+10.7 -- Edge Petroleum Corporation Incentive Plan "Standard Non-Qualified Stock Option Agreement" by and between Edge Petroleum Corporation and the Officers named therein. (Incorporated by reference from exhibit 10.2 to the Company's Quarterly Report on Form for the quarterly period ended September 30, 1999).

+10.8 -- Edge Petroleum Corporation Incentive Plan "Director Non-Qualified Stock Option Agreement" by and between Edge Petroleum Corporation and the Directors named therein. (Incorporated by reference from exhibit 10.3 to the Company's Quarterly Report on Form for the quarterly period ended September 30, 1999).

+10.9 -- Severance Agreements by and between Edge Petroleum Corporation and the Officers of the Company named therein. (Incorporated by reference from exhibit 10.4 to the Company's Quarterly Report on Form for the quarterly period ended September 30, 1999).

+10.10 -- Form of Employee Restricted Stock Award Agreement under the Incentive Plan of Edge Petroleum Corporation (Incorporated by Reference from exhibit 10.15 to the Company's Quarterly Report on Form/A for the quarterly period ended March 31, 1999).

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

------------------
* Filed herewith.
+ Incorporated by reference as indicated.


      (B) Reports on Form: The Company filed the following report on
Form:

      The Company filed with the Securities and Exchange Commission, a Current Report on Form dated July 18, 2002, that reported a change in auditors.

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



                            EDGE PETROLEUM CORPORATION,
                               A DELAWARE CORPORATION
                                    (REGISTRANT)



Date    8/14/02                     /s/       John W. Elias
                                    -----------------------------------------
                                              John W. Elias
                                       Chief Executive Officer and
                                          Chairman of the Board


Date    8/14/02                      /s/      Michael G. Long
                                    -----------------------------------------
                                              Michael G. Long
                                         Senior Vice President and
                                    Chief Financial and Accounting Officer

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

*4.7 -- Letter Agreement dated August 9, 2002 by and between Edge Petroleum Corporation, Edge Petroleum Exploration Company and Edge Petroleum Operating Company, Inc. (collectively, the "Borrowers") and Union Bank Of California, N.A., a national banking association, as Agent for itself and as lender.

+4.8 -- Common Stock Subscription Agreement dated as of April 30, 1999 between the Company and the purchasers named therein (Incorporated by reference from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999).

+4.9 -- Warrant Agreement dated as of May 6, 1999 between the Company and the Warrant holders named therein (Incorporated by reference from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999).

+4.10 -- Form of Warrant for the purchase of the Common Stock (Incorporated by reference from the Common Stock Subscription Agreement from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999).

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

------------------
* Filed herewith.
+ Incorporated by reference as indicated.