Form 10-Q
period 2002-09-30
EDGE PETROLEUM CORP
filed 2002-11-13
CIK 1021010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2002

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

                                 Yes [x] No [ ]


  Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                                              Outstanding at November 8, 2002
                -----                                              -------------------------------
            Common Stock                                                      9,415,454

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDGE PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                   September 30,      December 31,
                                                                                        2002              2001
                                                                                   --------------    --------------
                                                                                    (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                        $      915,100    $      793,287
  Accounts receivable, trade, net of allowance of $525,248 at each of September
    30, 2002 and December 31, 2001, respectively                                        4,702,651         5,184,522
  Accounts receivable, joint interest owners, net of allowance of $163,000 at
    each of September 30, 2002 and December 31, 2001                                      743,404           322,001
  Current deferred tax asset                                                              714,078           584,580
  Other current assets                                                                    775,211           402,566
                                                                                   --------------    --------------

    Total current assets                                                                7,850,444         7,286,956

PROPERTY AND EQUIPMENT, Net - full cost method of accounting for oil and natural
  gas properties                                                                       73,605,791        66,853,094
DEFERRED TAX ASSET                                                                        139,063           556,317
OTHER ASSETS                                                                                7,788             7,788
                                                                                   --------------    --------------

TOTAL ASSETS                                                                       $   81,603,086    $   74,704,155
                                                                                   ==============    ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade                                                          $    1,195,801    $    1,412,451
  Accrued liabilities                                                                   3,299,285         5,192,440
  Accrued interest payable                                                                123,600                --
                                                                                   --------------    --------------

    Total current liabilities                                                           4,618,686         6,604,891

LONG-TERM DEBT                                                                         18,000,000        10,000,000
                                                                                   --------------    --------------

    Total liabilities                                                                  22,618,686        16,604,891
                                                                                   --------------    --------------

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and
     outstanding                                                                               --                --
  Common stock, $0.01 par value; 25,000,000 shares authorized; 9,408,154 shares and 9,305,079 shares issued and outstanding at September 30, 2002 and
     December 31, 2001, respectively                                                       94,082            93,051
  Additional paid-in capital                                                           56,542,817        56,139,451
  Retained earnings                                                                     2,580,131         1,866,762
  Accumulated other comprehensive loss                                                   (232,630)               --
                                                                                   --------------    --------------

    Total stockholders' equity                                                         58,984,400        58,099,264
                                                                                   --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $   81,603,086    $   74,704,155
                                                                                   ==============    ==============


          See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                        Three Months Ended              Nine Months Ended
                                                          September 30,                   September 30,
                                                   ----------------------------    ----------------------------
                                                       2002            2001            2002            2001
                                                   ------------    ------------    ------------    ------------
OIL AND NATURAL GAS REVENUE                        $  5,164,987    $  6,181,026    $ 16,504,733    $ 25,749,241

OPERATING EXPENSES:
  Lifting costs                                         610,482         853,718       1,807,291       2,157,044
  Severance and ad valorem taxes                        437,181         493,252       1,323,144       2,036,986
  Depletion, depreciation and amortization            2,691,767       3,340,138       8,218,496       7,803,694
  General and administrative expenses                   989,204       1,040,788       3,598,415       3,679,257
  Deferred compensation expense                          91,952         103,011         302,262        (595,737)
                                                   ------------    ------------    ------------    ------------

    Total operating expenses                          4,820,586       5,830,907      15,249,608      15,081,244
                                                   ------------    ------------    ------------    ------------

OPERATING INCOME                                        344,401         350,119       1,255,125      10,667,997

OTHER INCOME AND EXPENSE:
  Interest income                                         2,887          38,438          10,032         117,267
  Interest expense, net                                 (83,847)        (41,814)       (134,534)       (150,418)
                                                   ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                              263,441         346,743       1,130,623      10,634,846

INCOME TAX BENEFIT (EXPENSE)                           (107,149)        122,565        (417,254)       (659,030)
                                                   ------------    ------------    ------------    ------------

NET INCOME                                              156,292         469,308         713,369       9,975,816

OTHER COMPREHENSIVE INCOME (LOSS):
  Transition adjustment                                      --              --              --      (1,137,221)
  Reclassification of hedging losses                         --           1,271              --         925,603
  Change in valuation of hedging instruments           (232,630)             --        (232,630)        200,101
                                                   ------------    ------------    ------------    ------------

COMPREHENSIVE INCOME (LOSS)                        $    (76,338)   $    470,579    $    480,739    $  9,964,299
                                                   ============    ============    ============    ============


BASIC EARNINGS PER SHARE                           $       0.02    $       0.05    $       0.08    $       1.08
                                                   ============    ============    ============    ============

DILUTED EARNINGS PER SHARE                         $       0.02    $       0.05    $       0.07    $       1.02
                                                   ============    ============    ============    ============

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                        9,404,473       9,304,074       9,373,831       9,272,650
                                                   ============    ============    ============    ============

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                        9,595,531       9,700,816       9,624,455       9,783,907
                                                   ============    ============    ============    ============



          See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                       Nine Months Ended September 30,
                                                                                       -------------------------------
                                                                                           2002               2001
                                                                                       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $    713,369       $  9,975,816
Adjustments to reconcile net income to net cash provided by operating activities:
    Deferred income taxes                                                                   417,254            659,030
    Depletion, depreciation and amortization                                              8,218,496          7,803,694
    Amortization of deferred loan costs                                                      76,031             76,054
    Deferred loss from derivative activity                                                       --            (11,517)
    Deferred compensation                                                                   302,262           (595,737)
    Bad debt expense                                                                             --            300,000
Changes in assets and liabilities:
    Decrease in accounts receivable, trade                                                  481,871          2,532,755
    Increase in accounts receivable, joint interest owners                                 (421,403)          (287,685)
    Increase in other current assets                                                       (448,676)          (513,194)
    Decrease in accounts payable, trade                                                    (216,650)          (509,603)
    Increase (decrease) in accrued liabilities                                           (2,255,283)         1,402,597
    Increase (decrease) in accrued interest payable                                         123,600            (50,385)
                                                                                       ------------       ------------

      Net cash provided by operating activities                                           6,990,871         20,781,825
                                                                                       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and natural gas property and equipment additions                                  (14,971,193)       (16,371,571)
                                                                                       ------------       ------------

      Net cash used in investing activities                                             (14,971,193)       (16,371,571)
                                                                                       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from long-term debt                                                          8,500,000          1,000,000
  Payments of long-term debt                                                               (500,000)        (4,000,000)
  Net proceeds from issuance of common stock                                                102,135            390,421
  Other                                                                                          --             (7,669)
                                                                                       ------------       ------------

      Net cash provided by (used in) financing activities                                 8,102,135         (2,617,248)
                                                                                       ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   121,813          1,793,006

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              793,287            247,981
                                                                                       ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $    915,100       $  2,040,987
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

     Revenue adjustment to actual - Year-to-date results for the period ended September 30, 2002 were favorably impacted by the recognition of revenue associated with certain underaccruals dating back to 1994. During the second quarter of 2002, we completed a yearlong project that reconciled amounts received for production from two of our older producing properties to amounts accrued in prior periods. After reaching a final determination of ownership interest, it was determined that over 142,000 thousand cubic feet of gas equivalent (Mcfe) had been underaccrued over the period from fourth quarter 1994 to present. This resulted in additional revenue of approximately $577,200 reported in the second quarter of 2002. After adjusting for severance taxes, depletion and income taxes, this had the effect of increasing net income for the nine months ended September 30, 2002 by approximately $212,300, or $0.02 basic earnings per share.

     Reclassifications - Certain prior year balances have been reclassified to conform to current year presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS - In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. This Statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to its present value with a corresponding increase to the related asset value. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The Company will adopt this statement effective January 1, 2003. We are currently evaluating the effects of this pronouncement.

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


2. LONG-TERM DEBT

     During the nine months ended September 30, 2002, we borrowed $8.5 million and repaid $500,000 under our credit facility (the "Credit Facility"). As of September 30, 2002, $18.0 million was outstanding with an additional $7.0 million available under our Credit Facility. Borrowings under the Credit Facility bear interest at a rate equal to prime plus 0.50% or LIBOR plus 2.5%. In August 2002, the borrowing base was increased to $25 million and the maturity date extended to October 6, 2004. The Credit Facility is secured by substantially all of our assets.

     We expect the next borrowing base redetermination to occur in the first quarter of 2003. The borrowing base is not subject to automatic reductions.

     The Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of oil and natural gas properties or other collateral, and engaging in merger or consolidation transactions. The Credit Facility also prohibits dividends and certain distributions of cash or properties and certain liens. The Credit Facility also contains certain financial covenants. The EBITDA to Interest Expense Ratio requires that (a) our consolidated EBITDA, as defined in the agreement, for the four fiscal quarters then ended to (b) our consolidated interest expense for the four fiscal quarters then ended, to not be less than
3.5 to 1.0. The Working Capital ratio requires that the amount of our consolidated current assets less our consolidated liabilities, as defined in the agreement, be at least $1.0 million. The Allowable Expenses ratio requires that
(a) the aggregate amount of our year-to-date consolidated general and administrative expenses for the period from January 1 of such year through the fiscal quarter then ended to (b) our year-to-date consolidated oil and gas revenue, net of hedging activity, for the period from January 1 of such year through the fiscal quarter then ended, to be less than .40 to 1.0. At September 30, 2002, we were in compliance with the above-mentioned covenants.


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

                         Three Months Ended September 30, 2002     Three Months Ended September 30, 2001
                        ---------------------------------------   ---------------------------------------
                                                                                                   Per
                          Income         Shares       Per Share     Income         Shares         Share
                        (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)    Amount
                        -----------   -------------   ---------   -----------   -------------   ---------
BASIC EPS
Income available to
  common stockholders   $   156,292       9,404,473   $    0.02   $   469,308       9,304,074   $    0.05
Effect of Dilutive
  Securities:
   Restricted stock              --         122,637          --            --         196,199          --
   Common stock
     options                     --          68,421          --            --         160,248          --
   Warrants                      --              --          --            --          40,295          --
                        -----------   -------------   ---------   -----------   -------------   ---------
DILUTED EPS
Income available to
    common
    stockholders        $   156,292       9,595,531   $    0.02   $   469,308       9,700,816   $    0.05
                        ===========   =============   =========   ===========   =============   =========

                         Nine Months Ended September 30, 2002       Nine Months Ended September 30, 2001
                        ---------------------------------------    ---------------------------------------
                                                                                                    Per
                          Income         Shares       Per Share      Income         Shares         Share
                        (Numerator)   (Denominator)    Amount      (Numerator)   (Denominator)    Amount
                        -----------   -------------   ---------    -----------   -------------   ---------
BASIC EPS
Income available to
  common stockholders   $   713,369       9,373,831   $    0.08    $ 9,975,816       9,272,650   $    1.08
Effect of Dilutive
  Securities:
   Restricted stock              --         141,484       (0.01)            --         174,621       (0.02)
   Common stock
     options                     --         109,140          --             --         222,641       (0.03)
   Warrants                      --              --          --             --         113,995       (0.01)
                        -----------   -------------   ---------    -----------   -------------   ---------
DILUTED EPS
Income available to
    common
    stockholders        $   713,369       9,624,455   $    0.07    $ 9,975,816       9,783,907   $    1.02
                        ===========   =============   =========    ===========   =============   =========

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

     During 2001, we determined that it was more likely than not that future taxable income would be sufficient to realize our recorded tax assets and accordingly, a valuation allowance totaling $3.2 million was reversed. We currently estimate that our effective tax rate for the year ending December 31, 2002 will be approximately 36.9%.

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

     Deferred compensation cost reported in accordance with FASB Interpretation No. (FIN) 44, Accounting for Certain Transactions Involving Stock Compensation, was a charge of $3,385 for the nine months ended September 30, 2002 compared to a credit of $850,725 in the comparable prior year period. FIN 44 requires, among other things, a non-cash charge to compensation expense if the price of our common stock on the last trading day of a reporting period is greater that the exercise price of certain options. FIN 44 could also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of the prior period, but not below the exercise price of the options. We adjust deferred compensation expense upward or downward on a monthly basis, to report under this rule as a result of non-qualified stock options granted to employees and directors in prior years and re-priced in May of 1999, as well as certain options newly issued in conjunction with the repricing as discussed above.

     During the first quarter of 2001, we purchased options exercisable for 133,645 shares of common stock from a former employee at a cost of $100,000, all of which represents compensation expense.


6. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. A summary of non-cash investing and financing activities for the nine months ended September 30, 2002 and 2001 is presented below:

                                                                   Number
                                                                     of                                      Fair
                                                                   shares                                   Market
                    Description                                    issued        Period Issued              Value
                    -----------                                    ------     -------------------          --------
Shares issued to satisfy restricted stock grants                   45,336     First Quarter 2002           $174,575
Shares issued to satisfy restricted stock grants                   29,400     Second Quarter 2002          $227,850
Shares issued to fund the Company's matching contribution
 under the Company's 401 (k) plan                                   3,831     Second Quarter 2002          $ 20,266
Shares issued to fund the Company's matching contribution
 under the Company's 401 (k) plan                                   6,407     Third Quarter 2002           $ 29,728
Shares issued to satisfy restricted stock grant                    42,103     First Quarter 2001           $126,300


Supplemental Disclosure of Cash Flow Information

                                                    For the Nine Months Ended
                                                          September 30,
                                                    -------------------------
                                                      2002             2001
                                                    --------         --------
Cash paid during the period for:
    Interest, net of amounts capitalized            $ 58,503         $ 74,364
    Estimated alternative minimum tax payments            --          322,000

      Interest paid for the nine months ended September 30, 2002 and 2001 excludes amounts capitalized of $505,042 and $24,402, respectively.


7. HEDGING ACTIVITIES

     Due to the instability of oil and natural gas prices, we, from time to time, enter into price risk management transactions (e.g., swaps, collars and floors) with respect to a portion of our oil and natural gas production in an effort to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements may limit the benefit to us of increases in the price of oil and natural gas, it may also limit the downside risk of adverse price movements. Such hedging arrangements apply to only a portion of our production and provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. We account for these transactions as hedging activities and, accordingly, gains and losses are included in oil and natural gas revenue during the period the hedged production occurs.

     The following was the impact on oil and natural gas revenue from hedging activities for the nine months ended September 30, 2002 and 2001:

                                                                                             Gain (Loss)
                                                                                      ------------------------
                                                                                         Nine Months Ended
                                                                          MMBtu            September 30,
                              Effective Dates            Price Per       Volumes      ------------------------
    Hedge Type               Beg.        Ending            MMBtu         Per Day         2002          2001
    ----------              ------      --------       -------------     -------      ---------     ----------
Natural Gas Floor           4/1/02       6/30/02          $2.65           18,000      $(163,800)    $       --
Natural Gas Swap            9/1/02      12/31/02          $3.59            5,000         42,000
Natural Gas Swap            9/1/02      12/31/02          $3.685           5,000         56,250
Natural Gas Collar          1/1/01       1/31/01       $4.50 - $6.70       4,000             --       (389,360)

Amortization of loss from close out of hedge                                                 --       (536,243)
                                                                                      ---------     ----------

Total                                                                                 $ (65,550)    $ (925,603)
                                                                                      ==========    ==========

     Our hedging activities for natural gas are entered into on a per MMbtu delivered price basis, Houston Ship Channel, with settlement for each calendar month occurring five business days following the publishing of the Inside F.E.R.C. Gas Marketing Report.

     Included within oil and natural gas revenue for the nine-month period ended September 30, 2002 was $(65,550) representing net losses from hedging activity. In March 2002, we purchased a floor on 18,000 MMbtus per day at $2.65 per MMbtu for the period April 1, 2002 through June 30, 2002, at a cost of $163,800. On August 22, 2002, we entered into a fixed float index swap on 5,000 MMbtus per day at $3.59 per MMbtu for the period September 1, 2002 through December 31, 2002. On August 23, 2002, we entered into a second fixed float index swap on an additional 5,000 MMbtus per day at $3.685 per MMbtu for the period September 1, 2002 through December 31, 2002. These two swap transactions resulted in a gain from hedging activity of $98,250 for the three months ended September 30, 2002. At September 30, 2002, the market value of outstanding hedges was approximately $(362,128) and is included in accrued liabilities.

     Included within oil and natural gas revenue for the nine months ended September 30, 2001 was $(925,603) representing net losses from hedging activity. During December 2000, we entered into a natural gas collar covering 4,000 MMbtu per day for the period January 1, 2001 to December 31, 2001 with a floor of $4.50 per MMBtu and a ceiling of $6.70 per MMbtu. For the month of January we realized a loss on hedging activity of $(389,360). On January 3, 2001, we closed out the hedge for the period February 1, 2001 to December 31, 2001 at a cost of $547,760. In accordance with SFAS 133, this amount was recognized in net income over the period in which the production hedged originally occurred. As of September 30, 2001, $536,243 of this loss was recorded to net income with the balance of $11,517 to be recognized over the remainder of 2001. At September 30, 2001, we did not hold any hedging instruments.

8. COMMITMENTS AND CONTINGENCIES

    From time to time we are a party to various legal proceedings arising in the ordinary course of business. While the outcome of lawsuits cannot be predicted with certainty, we are not currently a party to any proceeding that we believe, if determined in a manner adverse to us, could have a potential material adverse effect on our financial condition, results of operations or cash flows except for the litigation described below. For the reasons expressed below, we do not believe that the ultimate outcome of this litigation will have a material adverse effect on us.

    In October 2001, the Company was sued by certain mineral owners seeking to cancel a portion of our Mew lease, upon which the Company and its partners drilled and completed the Mew No. 1 well in Duval County, Texas. The suit names the Company, Santos USA and Mark Smith, an independent landman, as Defendants, and is filed in the 229th Judicial District Court of Duval County, Texas. The suit seeks a declaratory judgment to set aside certain quitclaim deeds between the Mew lessors that were intended to result in a partition of the mineral estate between the various members of the Mew family in the land where the well is located and other lands. The pleadings allege failure of consideration, fraud, failure to consummate the partition, bad faith trespass and conversion. Among other things, Plantiffs seek to void the Company's leases as to an undivided one-third of the unit acreage for the Mew well and the Mew lease. Plaintiffs also seek unspecified actual and exemplary damages against the Company and Santos arising out of alleged fraud committed by the Company and Mark Smith, as well as seek damages from Santos for the value of the oil and natural gas produced and saved from the Mew well, or alternatively, for the value of the oil and natural gas produced less the cost of drilling, completing and operating the well. The Company has a 12.5% working interest in the well. As of June 30, 2002, the Mew well has produced $7.3 million in net revenue and has cost $2.6 million to drill, complete and operate. Estimated remaining gross proved reserves are 53.6 MBbls and 3.9 Bcf. The Company has filed an answer in the case and intends to vigorously defend its position that the Mew lease is valid and subsisting in its entirety. Santos previously filed a plea of abatement asking that the case be dismissed for failure to join necessary and indispensable parties. Pursuant to Santos' motion, certain additional defendants were joined in the case. Pursuant to a mediation held on August 28, 2002, all parties to this litigation have reached an agreed settlement pursuant to which the Company will make a one-time payment to the plaintiffs of $264,000 in return for a full release of all claims (except potential but unasserted drainage claims) asserted in the lawsuit, and the plaintiffs, as part of such settlement, will grant to the defendants, including the Company, an oil and gas lease covering the disputed one-third mineral interest in the Mew well. In addition, Santos and the other settling defendants release all claims against each other. Drafts of the settlement documents including the new oil and gas lease, all of which have been approved by the defendants, have been circulated to plaintiffs and their counsel for approval. There can be no assurance as to a final settlement or the terms thereof until all settlement agreements are approved and executed by all parties.

    In July 2001, the Company was notified of a prior lease in favor of a predecessor of ExxonMobil purporting to be valid and covering the same property as the Company's Neblett lease in Starr County, Texas. The Neblett lease is part of a unit in the N. LaCopita Prospect in which the Company owns a non-operating interest. The operator of the lease, GMT, filed a petition for, and was granted, a temporary restraining order against ExxonMobil in the 229th Judicial Court in Starr County, Texas enjoining ExxonMobil from taking possession of the four Neblett wells. Pending resolution of the underlying title issue, the temporary restraining order was extended voluntarily by agreement of the parties, conditioned on GMT paying the revenues into escrow and agreeing to provide ExxonMobil with certain discovery materials in this action. ExxonMobil has filed a counterclaim against GMT and all the non-operators, including the Company, to establish the validity of its lease, remove cloud on title, quiet title to the property, and for conversion, trespass and punitive damages. ExxonMobil seeks unspecified damages for the lost profits on the sale of the hydrocarbons from this property, and for a determination of whether the Company and the other working interest owners were in good faith or bad faith in trespassing on this lease. If a determination of bad faith is made, the parties will not be able to recover their costs of developing this property from the revenues therefrom. While there is always a risk in the outcome of litigation, the Company believes there is no question that it acted in good faith and intends to vigorously defend its position. If the case cannot be settled and the title issue is decided unfavorably, the Company believes that it will ultimately be able to recover its drilling and operating costs as a good faith trespasser. Due to the uncertainty of the final outcome, the Company has ceased to record revenue from the properties as of August 1, 2001, which net to the Company averaged approximately 1.4 Mmcfe/d of production at the time the well was shut-in. In addition, the Company removed associated reserves of 1.4 Bcfe from its total proved reserves. The Company believes this potential loss is not material to its financial condition or results of operations. The Company and the other working interest owners in the Neblett Unit have reached an agreement in principal with ExxonMobil and the landowner, pursuant to which the parties will settle their disputes in this litigation. Drafts of the settlement documents have been circulated for review. Pursuant to the terms of the settlement, the Company will transfer its interest in the Neblett Unit leases to ExxonMobil in return for a payment from ExxonMobil of $272,800, less any escrow underfundings (the Company's share of this amount being $86,000). This amount represents reimbursement of the net, un-recouped costs of drilling, completing, producing and operating the four Neblett wells. In addition, the landowner will reimburse the working interest group (including the Company) no later than one year from the date of the settlement, for the full amount of the lease bonus and certain excess royalty payments in the aggregate amount of $259,000 (the Company's share of this amount being $81,000, subject to adjustment for prior ad valorem taxes) and will indemnify the Company and the other working interest owners from certain claims of third parties for a portion of the royalty payments. The Company will hold a lien on the landowner's royalty interest and certain other collateral until it is paid in full. The Company expects to sign and close the settlements with ExxonMobil and the landowner during the fourth quarter of 2002, at which time operations of the property will be turned over to ExxonMobil. There can be no assurance as to a final settlement or the terms thereof until all settlement agreements are approved and executed by all parties.

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


     OVERVIEW

     Well activity - The Sonnier No. 1 (Edge W.I. 54.67%) was determined to be non-productive in October 2002 and was temporarily abandoned pending potential future use as a saltwater disposal well. In addition, the Thibodeaux No. 1 (Edge
W. I. 45%) has experienced mechanical difficulties. Edge and its partner in the Thibodeaux well have commenced sidetrack operations in order to achieve a water-free completion in the existing production zone and to test a shallower zone. If successful, this operation is expected to return the well to production early in 2003.

     Revenue adjustment to actual - Year-to-date results for the period ended September 30, 2002 were favorably impacted by the current recognition of revenue associated with certain underaccruals dating back to 1994. During the second quarter of 2002, we completed a yearlong project that reconciled amounts received for production from two of our older producing properties to amounts accrued in prior periods. After reaching a final determination of ownership interest, it was determined that over 142,000 thousand cubic feet of gas equivalent (Mcfe) had been underaccrued over the period from fourth quarter 1994 to present. This resulted in additional revenue of approximately $577,200 reported in the second quarter of 2002. After adjusting for severance taxes, depletion and income taxes, this had the effect of increasing net income for the nine months ended September 30, 2002 by approximately $212,300, or $0.02 basic earnings per share.

     Commodity Prices - The average realized price for our production, before the impact of the second quarter underaccrual adjustment, decreased 40% from $4.78 per Mcfe for the nine months ended September 30, 2001 to $2.88 per Mcfe for the comparable period this year. These average prices included the impact of hedging losses that lowered the realized price by $0.01 per Mcfe and $0.17 per Mcfe for the nine months ended September 30, 2002 and 2001, respectively.

     Debt - As of September 30, 2002, borrowings outstanding under our Credit Facility totaled $18.0 million compared to borrowings of $10.0 million at December 31, 2001. During 2001, proceeds from borrowings under the Credit Facility were used to fund the Gato Creek property acquisition and the cash payment of $2.5 million to BNP for settlement of litigation. During 2002, proceeds from borrowings under the Credit Facility were used to fund the acquisition of additional interest in Gato Creek and other capital expenditures. In August 2002, our borrowing base was increased from $19.0 million to $25.0 million. In addition, the maturity date was extended to October 6, 2004 with no automatic monthly borrowing base reductions. We expect the next borrowing base redetermination to be during the first quarter of 2003.


     RESULTS OF OPERATIONS

REVENUE AND PRODUCTION

     Oil and natural gas revenue reported for the third quarter of 2002 totaled $5.2 million, a decrease of 16% compared to the same period in 2001 due to both lower average realized prices and production declines compared to the prior year period. Natural gas production comprised 78% of total production on an equivalent Mcf basis and contributed 79% of total revenue for the third quarter of 2002. Oil and condensate production was 10% of total production and contributed 14% of total oil and gas revenue while natural gas liquids (NGLs) production comprised 12% of total production and contributed 7% of total oil and gas revenue. In the comparable 2001 period, natural gas production comprised 84% of total production and contributed 81% of total revenue. Oil and condensate production was 10% of total production and 12% of revenue and NGLs production comprised 6% of total production and contributed 7% of total revenue for the 2001 period.

     Oil and natural gas revenue reported for the nine months ended September 30, 2002 totaled $16.5 million. Excluding the second quarter underaccrual adjustment, revenue for the nine-month period totaled $15.9 million, a decrease of 38% over the same period in 2001. While production on a Mcfe basis, excluding the second quarter 2002 underaccrual adjustment of 142,000 Mcfe, increased 2% over the prior year period, the impact of lower average realized prices more than offset the favorable production increase. Natural gas production comprised 80% of total production and contributed 80% of total revenue for the nine months ended September 30, 2002. Oil and condensate production was 10% of total production and contributed 14% of total oil and gas revenue while NGL production comprised 10% of total production and contributed 6% of total oil and gas revenue. In the comparable 2001 period, natural gas production comprised 88% of total production and contributed 89% of total revenue. Oil and condensate production was 9% of total production and 9% of revenue and NGLs production comprised 3% of total production and contributed 2% of total revenue for the 2001 period.

     The following table summarizes volume and price information with respect to our oil and gas production for the quarter and year-to-date periods ended September 30, 2002 and 2001. Amounts shown in the table and in the revenue comparisons discussed below for the nine-month period ended September 30, 2002 excludes the second quarter 2002 underaccrual adjustment of 142,000 Mcfe or $577,200.

                                        For the Three Months                    For the Nine Months
                                         Ended September 30,                     Ended September 30,
                                 ------------------------------------    ------------------------------------
                                                            Increase                                Increase
                                    2002         2001      (Decrease)       2002         2001      (Decrease)
                                 ----------   ----------   ----------    ----------   ----------   ----------
Gas Volume - MCFGPD(1)               14,717       16,358       (1,641)       16,106       17,331       (1,225)
Average Gas Price - per MCF      $     3.01   $     3.31   $    (0.30)   $     2.90   $     4.85   $    (1.95)

Oil and Condensate Volume -
  BPD(2)                                311          338          (27)          348          308           40
Average Oil Price - per barrel   $    25.26   $    24.49   $     0.77    $    23.51   $    26.13   $    (2.62)

Natural Gas Liquids Volume -
  BPD(2)                                376          190          186           342           97          245
Average NGL Price - per barrel   $    10.46   $    24.89   $   (14.43)   $    10.20   $    22.60   $   (12.40)

----------

(1) MCFGPD - thousand cubic feet of gas per day

(2) BPD - barrels per day


THIRD QUARTER 2002 COMPARED TO THE THIRD QUARTER 2001

     Natural gas sales revenue decreased 18%, from $5.0 million for the third quarter of 2001 to $4.1 million for the same period in 2002 due to the impact of lower average natural gas prices and declines in production. The average realized price for natural gas production, including the effect of hedging activity, was $3.01 per Mcf for the third quarter of 2002, a decrease of 9% over the 2001-third quarter average price of $3.31 per Mcf. This decrease in average prices decreased revenue by approximately $401,700 (based on 2002 third quarter production). Production volumes for natural gas for the three months ended September 30, 2002 decreased 10% to 14,717 MCFGPD from 16,358 MCFGPD for the third quarter of 2001, due primarily to an overall decline in production at our Austin and O'Connor Ranch properties and the loss of North La Copita production. This decrease in natural gas production during the third quarter of 2002 decreased revenue by $499,600 (based on 2001 third quarter average prices).

     Revenue from sales of oil and condensate decreased 5% from $762,692 in the third quarter of 2001 to $721,733 for the comparable 2002 period due to decreased production, partially offset by higher average realized prices. Production volumes for oil and condensate decreased 8% from 338 BPD in the third quarter of 2001 to 311 BPD for the comparable period in 2002. This decrease in production decreased quarterly revenue by $63,000 (based on 2001 third quarter average prices). The average realized price for oil and condensate in the third quarter of 2002 was $25.26 per barrel compared to $24.49 per barrel for the same period in 2001. This increase in the average realized price received for our oil and condensate increased revenue for the third quarter of 2002 by $22,000 (based on 2002 third quarter production).

     Revenue from sales of natural gas liquids (NGLs) decreased 17% from $435,373 in the third quarter of 2001 to $361,638 for the comparable 2002 period. Higher production was more than offset by the effect of lower prices. Production volumes for NGLs increased 98% from 190 BPD in the third quarter of 2001 to 376 BPD for the comparable period in 2002 due primarily to production from our Gato Creek properties. This increase in production favorably impacted quarterly revenue by $425,300 (based on 2001 third quarter average prices). The average realized price for NGLs in the third quarter of 2002 was $10.46 per barrel compared to $24.89 per barrel for the same period in 2001. This decrease in the average realized price received for our NGLs decreased revenue for the third quarter of 2002 by $499,000 (based on 2002 third quarter production).


NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

     Natural gas sales revenue, excluding the second quarter 2002 underaccrual adjustment, decreased 44%, from $23.0 million for the nine months ended September 30, 2001 to $12.7 million for the same period in 2002, due primarily to lower average natural gas prices and a decrease in production, partially offset by a greater negative impact of hedging activities in the prior year period. The average realized price for natural gas production, including the effect of hedging activity, was $2.90 per Mcf for the 2002 year-to-date period, a decrease of 40% over the average price for the nine months of 2001 of $4.85 per Mcf. This decrease in average prices decreased revenue by approximately $8.6 million (based on 2002 year-to-date production). Included within natural gas revenue for the nine months ended September 30, 2002 and 2001 was $(65,550) and $(925,603), respectively, representing losses from hedging activities. Production volumes for natural gas for the nine months ended September 30, 2002 decreased 7% from 17,331 MCFGPD for 2001 to 16,106 MCFGPD for the comparable period in 2002. This decrease in natural gas production during the nine months ended September 30, 2002 decreased revenue by $1.6 million (based on 2001 year-to-date average prices).

     Revenue from sales of oil and condensate, excluding the second quarter 2002 underaccrual adjustment, increased 2% from $2,199,535 for the nine months ended September 30, 2001 to $2,233,612 for the comparable 2002 period due primarily to higher average oil production in 2002, partially offset by lower average realized prices. Production volumes for oil and condensate increased 13% from 308 BPD for the nine months ended September 30, 2001 to 348 BPD for the comparable period in 2002. This increase in production favorably impacted 2002 year-to-date revenue by $283,200 (based on 2001 year-to-date average prices). The average realized price for oil and condensate for the nine months ended September 30, 2002 was $23.51 per barrel, compared to $26.13 per barrel for the same period in 2001. This decrease in the average realized price received for our oil and condensate decreased revenue $249,100 (based on 2002 year-to-date production).

     Revenue from sales of natural gas liquids (NGLs), excluding the second quarter 2002 underaccrual adjustment, increased significantly from $597,531 for the nine months ended September 30, 2001 to $952,403 for the comparable 2002 period due to higher production, partially offset by lower average realized prices. Production volumes for NGLs increased 253% from 97 BPD in the nine-month period of 2001 to 342 BPD for the comparable period in 2002. Due to high natural gas prices, we elected not to process much of our gas during 2001. This increase in production favorably impacted year-to-date revenue $1.5 million (based on 2001 year-to-date average prices). The average realized price for NGLs in the first nine months of 2002 was $10.20 per barrel compared to $22.60 per barrel for the same period in 2001. This decrease in the average realized price received for our NGLs decreased revenue by approximately $1.1 million (based on 2002 year-to-date production).

COSTS AND OPERATING EXPENSES

     Lifting costs for the three-month period ended September 30, 2002 totaled $610,482, a 28% decrease compared to the same period in 2001. On an equivalent Mcf basis, lifting costs averaged $0.35 per Mcfe for the three-month period ended September 30, 2002 compared to $0.48 per Mcfe in the prior year period. For the nine-month period ended September 30, 2002, lifting costs totaled $1.8 million, a 16% decrease compared to the same period in 2001. Lifting costs were $0.32 per Mcfe for the nine-month period ended September 30, 2002 ($0.33 per Mcfe excluding the production associated with the second quarter 2002 underaccrual adjustment) compared to $0.40 per Mcfe in the prior year period. The decrease in costs was due primarily to lower saltwater disposal costs, lower natural gas processing costs and lower well control insurance costs recorded in 2002.

     Severance and ad valorem taxes for the three months ended September 30, 2002 totaled $437,181, a decrease of 11% from $493,252 in the comparable prior year period. Severance and ad valorem taxes for the nine months ended September 30, 2002 totaled $1,323,144. Excluding costs associated with the second quarter 2002 underaccrual adjustment, severance and ad valorem taxes totaled $1,258,969 for the nine months ended September 30, 2002, a decrease of 38% from $2.0 million in the comparable prior year period. The decrease in severance and ad valorem taxes in each of the 2002 periods was due primarily to lower severance taxes paid on the decreased revenue during the 2002 periods. Severance tax averaged 6.5% of revenue for the year-to-date 2002 period compared to 7.1% for the same period in 2001.

     Depletion, depreciation and amortization ("DD&A") expense for the three-month and nine-month periods ended September 30, 2002 totaled $2.7 million and $8.2 million, respectively. Excluding costs associated with the second quarter 2002 underaccrual adjustment, DD&A for the nine months ended September 30, 2002 totaled $8.0 million. This compares to DD&A expense for the three-month and nine-month periods of 2001 that totaled $3.3 million and $7.8 million, respectively. Full cost DD&A on our oil and natural gas properties totaled $2.5 million for the third quarter of 2002 compared to $3.2 million for the same period in 2001. On a unit of production basis for the three-month period ended September 30, 2002 depletion averaged $1.46 per Mcfe compared to $1.77 per Mcfe in the comparable prior year period. For the nine months ended September 30, 2002 depletion on our oil and natural gas properties totaled $7.7 million ($7.6 million excluding the costs associated with the second quarter 2002 underaccrual adjustment) compared to $7.3 million for the same period in 2001. On a unit of production basis depletion for the nine-month period ended September 30, 2002 was $1.36 per Mcfe ($1.37 per Mcfe excluding the production associated with the second quarter 2002 underaccrual adjustment) compared to $1.35 per Mcfe for the nine months ended September 30, 2001. For the nine months ended September 30, 2002 as compared to the prior year period, a 1% increase in the overall depletion rate increased depletion expense by $70,500 ($80,900 excluding the second quarter 2002 underaccrual adjustment) while higher oil and natural gas production increased depletion expense by $371,200 ($178,900 excluding the second quarter 2002 underaccrual adjustment). Other DD&A expense totaled $155,043 and $482,911 for the three-month and nine-month periods ended September 30, 2002, lower than the comparable prior period totals of $168,691 and $509,870, respectively.

     General and administrative expenses ("G&A") for the third quarter of 2002 decreased 5% to $989,204 from $1,040,788 in the prior year period due primarily to lower salary and benefit costs and lower general office expense partially offset by higher investor relation costs and higher franchise taxes compared to the third quarter of 2001. For the third quarter of 2002 and 2001, overhead reimbursement fees recorded as a reduction to G&A totaled $114,200 and $35,600, respectively. Capitalized G&A further reduced total G&A by $370,400 and $411,000 for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002, G&A was $3.6 million, a decrease of 2% compared to the prior year period. For the nine months of 2002 and 2001, overhead reimbursement fees recorded as a reduction to G&A totaled $177,900 and $116,300, respectively. Capitalized G&A further reduced total G&A by $1.1 million and $1.2 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in G&A for the nine months ended September 30, 2002 was primarily attributable to bad debt expense reserved in 2001, partially offset by higher salaries and benefits, higher professional services and higher investor relation costs for 2002 compared to the same period in 2001. In addition, compensation expense of $100,000 was recorded in the first quarter of 2001 related to the purchase of options from a former employee. G&A on a unit of production basis for the nine-month periods ended September 30, 2002 and 2001 was $0.63 per Mcfe ($0.65 per Mcfe excluding the production associated with the second quarter 2002 underaccrual adjustment) and $0.68 per Mcfe ($0.63 per Mcfe excluding the bad debt expense), respectively.

     Deferred compensation expense was $91,952 and $302,262 for the three-month and nine-month periods ended September 30, 2002, respectively, compared to deferred compensation expense of $103,011 and $(595,737), respectively, in the comparable prior year periods. Deferred compensation cost of $3,688 was reported in accordance with FIN 44 for the three months ended September 30, 2002. No deferred compensation cost was reported in the comparable 2001 period. Deferred compensation cost reported in accordance with FIN 44 for the nine months ended September 30, 2002 totaled $3,385 before taxes compared to a credit of $(850,725) before taxes, for the same prior year period. Also included in deferred compensation expense for the three-month and nine-month periods ended September 30, 2002 was amortization of compensation costs related to restricted stock grants of $88,264 and $298,877, respectively, compared to amortization of compensation costs of $103,011 and $254,988 for the comparable 2001 periods.

     Other income and (expense) totaled $(80,960) and $(124,502) for the three-month and nine-month periods ended September 30, 2002, respectively, compared to other income and (expense) of $(3,376) and $(33,151) in the same prior year periods. Interest expense incurred during the third quarter of 2002, totaled $229,778, of which $171,276 was capitalized, on weighted average debt of $14.3 million. For the nine months ended September 30, 2002, interest expense incurred totaled $563,545, of which $505,042 was capitalized, on weighted average debt of $14.2 million for the period. No borrowings under our credit facility were outstanding during the third quarter of 2001 however we incurred $16,470 in fees to maintain our available borrowing base. For the nine months ended September 30, 2001, interest expense totaled $98,766, of which $24,402 was capitalized. Weighted average debt was $737,000 for the nine months ended September 30, 2001. Also included in other income and expense was the amortization of deferred loan costs that totaled $25,344 and $76,031 for the three-month and nine-month periods ended September 30, 2002, respectively, compared to amortization of $25,344 and $76,054 for the same periods in 2001. Partially offsetting these expenses was interest income for the three months and nine months ended September 30, 2002 of $2,887 and $10,032, respectively, compared to $38,438 and $117,267 for the same periods in 2001.

     For the third quarter of 2002, we reported net income of $156,292 or $0.02 basic earnings per share. This compares to net income of $469,308, or $0.05 basic earnings per share, for the same period in 2001. For the third quarter of 2002, pro forma net income, excluding the non-cash compensation charge related to FIN 44, was $158,619, or $0.02 per share. The third quarter of 2001 was not impacted by non-cash deferred compensation expense related to FIN 44.

     For the nine months ended September 30, 2002, we reported net income of $713,369 or $0.08 basic earnings per share. Excluding the second quarter 2002 underaccrual revenue adjustment and associated costs, net income was $501,081, or $0.05 basic earnings per share. This compares to net income of $10.0 million, or $1.08 basic earnings per share, for the same period in 2001. Pro forma net income, excluding the non-cash deferred compensation charge related to FIN 44, was $715,505, or $0.08 per share for the nine months ended September 30, 2002 ($503,217, or $0.05 basic earnings per share excluding the second quarter 2002 underaccrual adjustments) compared to $9.2 million, or $0.99 per share, excluding the non-cash deferred compensation credit in the comparable 2001 period. Weighted average shares outstanding increased from 9,272,650 shares for the nine months ended September 30, 2001 to 9,373,831 shares in the comparable 2002 period. The increase was due primarily to the exercise of stock options, the issuance of common stock related to restricted stock grants and the issuance of common stock to fund the Company's matching contribution under the 401(k) plan.


     LIQUIDITY AND CAPITAL RESOURCES

     Due to our active exploration, development and acquisition activities, we have experienced and expect to continue to experience substantial working capital requirements. We intend to fund the remainder of our 2002 capital expenditures, commitments and working capital requirements through cash flows from operations, and to the extent necessary, other financing activities. We expect that projected 2002 cash flows from operations, combined with modest additional borrowings under our Credit Facility, will be sufficient to fund our budgeted exploration and development program for 2002. We believe we will be able to generate resources and liquidity sufficient to fund our capital expenditures and meet financial obligations as they come due. In the event such capital resources are not available to us, or we choose to preserve capacity under our Credit Facility to finance additional acquisitions, our drilling and other activities may be curtailed.


Liquidity

     We had cash and cash equivalents at September 30, 2002 of $915,100 consisting primarily of short-term money market investments, as compared to $793,287 at December 31, 2001. Our working capital surplus was $3.2 million at September 30, 2002, as compared to $682,065 at December 31, 2001. Our ratio of current assets to current liabilities was 1.7:1 at September 30, 2002 compared to 1.1:1 at December 31, 2001. At September 30, 2002, borrowings outstanding under our Credit Facility totaled $18.0 million compared to $10.0 million outstanding at December 31, 2001. Our increases in working capital surplus and current ratio at September 30, 2002 resulted primarily from lower accrued liabilities and accounts payable as well as an increase in other assets, partially offset by lower accounts receivable at September 30, 2002 as compared with year-end 2001.


Cash Flows

     Cash flows provided by operations were $7.0 million and $20.8 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in cash flows provided by operations is primarily due to a decrease in net income from $10.0 million for the 2001 period to $0.7 million for the same period in 2002. For the nine months ended September 30, 2002, working capital usage totaled $2.7 million ($2.2 million excluding the second quarter 2002 underaccrual adjustment) compared to a working capital surplus of $2.6 million for the same period in 2001. Operating cash flows, before changes in working capital, were $9.7 million ($9.2 million excluding the second quarter 2002 underaccrual adjustment) and $18.2 million for the nine months ended September 30, 2002 and 2001, respectively. Operating cash flow should not be considered in isolation or as a substitute for net income, operating income, cash flows provided by operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

     Cash used in investing activities was comprised of capital expenditures only and totaled approximately $15.0 million for the nine months ended September 30, 2002 compared to $16.4 million used in the same period of 2001. We expended $8.3 million in our drilling operations resulting in the drilling of 6 gross (3.1375 net) wells during the 2002 year-to-date period as compared to 18 gross (7.5393 net) wells during the same period in 2001. Since September 30, 2002, we have drilled one successful gross well, one gross dry hole and currently one gross well is drilling. In addition to capital expenditures for drilling operations for the 2002 period, approximately $1.4 million was incurred to purchase additional interests in our Gato Creek and Jericho properties, $1.2 million was incurred on currently producing properties and $2.5 million was expended on land and seismic activities. The remaining cost capitalized to oil and natural gas properties was internal G&A and interest of approximately $1.6 million.

     Cash provided by financing activities totaled $8.1 million for the nine months ended September 30, 2002 and included borrowings of $8.5 million and repayments of $0.5 million under our Credit Facility. Other financing activities included net proceeds from the exercise of stock options of $102,135. For the nine months ended September 30, 2001, cash used in financing activities totaled $2.6 million, which included borrowings of $1.0 million and repayments of $4.0 million, as well as proceeds from the exercise of stock options of $390,421.


     CREDIT FACILITY

     During the nine months ended September 30, 2002, we had net borrowings of $8.0 million bringing our outstanding debt balance to $18.0 million under our Credit Facility at September 30, 2002. Borrowings under the Credit Facility bear interest at a rate equal to prime plus 0.50% or LIBOR plus 2.5%. In August 2002, our borrowing base was increased from $19.0 million to $25.0 million. In addition, the maturity date was extended to October 6, 2004 with no automatic monthly reductions. We expect the next borrowing base redetermination to occur in the first quarter of 2003. The Credit Facility is secured by substantially all of our assets.

     The Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of oil and natural gas properties or other collateral, and engaging in merger or consolidation transactions. The Credit Facility also prohibits dividends and certain distributions of cash or properties and certain liens. The Credit Facility also contains certain financial covenants. The EBITDA to Interest Expense Ratio requires that (a) our consolidated EBITDA, as defined in the agreement, of the Company for the four fiscal quarters then ended to (b) our consolidated interest expense for the four fiscal quarters then ended, to not be less than 3.5 to 1.0. The Working Capital ratio requires that the amount of our consolidated current assets less our consolidated liabilities, as defined in the agreement, be at least $1.0 million. The Allowable Expenses ratio requires that
(a) the aggregate amount of our year to date consolidated general and administrative expenses for the period from January 1 of such year through the fiscal quarter then ended to (b) our year to date consolidated oil and gas revenue, net of hedging activity, for the period from January 1 of such year through the fiscal quarter then ended, to be less than .40 to 1.0. At September 30, 2002, we were in compliance with the above-mentioned covenants.

     TAX MATTERS

     At December 31, 2001, we had cumulative net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $18.2 million that will begin to expire in 2012. We anticipate that all of these NOLs will be utilized in connection with federal income taxes payable in the future. In the fourth quarter of 2001, we reversed the previous valuation allowance that offset our deferred tax assets. Based on anticipated results for the year ending December 31, 2002 using current assumptions, we estimate that our effective rate for 2002 will be approximately 36.9%.

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




ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates and commodity prices. We use a Credit Facility, which has a floating interest rate, to finance a portion of our operations. We are not subject to fair value risk resulting from changes in our floating interest rates. The use of floating rate debt instruments provides a benefit due to downward interest rate movements but does not limit us to exposure from future increases in interest rates. Based on outstanding borrowings at September 30, 2002 and a floating interest rate of 4.31%, a 10% change in the interest rate would result in an increase or decrease of interest expense of approximately $74,000 on an annual basis.

     Due to the instability of oil and natural gas prices, we enter into, from time to time, price risk management transactions (e.g., swaps, collars and floors) with respect to a portion of our oil and natural gas production in an effort to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. We do not enter into price risk management transactions for trading or speculative purposes. While the use of these arrangements may limit the benefit to us of increases in the price of oil and natural gas, it may also limit the downside risk of adverse price movements. Our hedging arrangements, to the extent we enter into any, apply to only a portion of our production and provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. We account for these transactions as hedging activities and, accordingly, realized gains and losses are included in oil and natural gas revenue during the period the hedged production occurs.

     In March 2002, we purchased a floor on 18,000 MMbtus per day at $2.65 per MMbtu for the period April 1, 2002 through June 30, 2002, at a cost of $163,800. On August 22, 2002, we entered into a fixed float index swap on 5,000 MMbtus per day at $3.59 per MMbtu for the period September 1, 2002 through December 31, 2002. On August 23, 2002, we entered into a second fixed float index swap on an additional 5,000 MMbtus per day at $3.685 per MMbtu for the period September 1, 2002 through December 31, 2002. These two swap transactions resulted in a realized gain from hedging activity of $98,250 for the three months ended September 30, 2002. At September 30, 2002, the market value of outstanding hedges was approximately $(362,128) and is included in accrued liabilities in the accompanying balance sheet.



ITEM 4. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS


     From time to time we are a party to various legal proceedings arising in the ordinary course of business. While the outcome of lawsuits cannot be predicted with certainty, we are not currently a party to any proceeding that we believe, if determined in a manner adverse to us, could have a potential material adverse effect on our financial condition, results of operations or cash flows except for the litigation described below. For the reasons expressed below, we do not believe that the ultimate outcome of this litigation will have a material adverse effect on us.

     In October 2001, the Company was sued by certain mineral owners seeking to cancel a portion of our Mew lease, upon which the Company and its partners drilled and completed the Mew No. 1 well in Duval County, Texas. The suit names the Company, Santos USA and Mark Smith, an independent landman, as Defendants, and is filed in the 229th Judicial District Court of Duval County, Texas. The suit seeks a declaratory judgment to set aside certain quitclaim deeds between the Mew lessors that were intended to result in a partition of the mineral estate between the various members of the Mew family in the land where the well is located and other lands. The pleadings allege failure of consideration, fraud, failure to consummate the partition, bad faith trespass and conversion. Among other things, Plaintiffs seek to void the Company's leases as to an undivided one-third of the unit acreage for the Mew well and the Mew lease. Plaintiffs also seek unspecified actual and exemplary damages against the Company and Santos arising out of alleged fraud committed by the Company and Mark Smith, as well as damages from Santos for the value of the oil and natural gas produced and saved from the Mew well, or alternatively, for the value of the oil and natural gas produced less the cost of drilling, completing and operating the well. The Company has a 12.5% working interest in the well. As of June 30, 2002, the Mew well has produced $7.3 million in net revenue and has cost $2.6 million to drill, complete and operate. Estimated remaining gross proved reserves are 53.6 MBbls and 3.9 Bcf. The Company has filed an answer in the case and intends to vigorously defend its position that the Mew lease is valid and subsisting in its entirety. Santos previously filed a plea of abatement asking that the case be dismissed for failure to join necessary and indispensable parties. Pursuant to Santos' motion, certain additional defendants were joined in the case. Pursuant to a mediation held on August 28, 2002, all parties to this litigation have reached an agreed settlement pursuant to which the Company will make a one-time payment to the plaintiffs of $264,000 in return for a full release of all claims (except potential but unasserted drainage claims) asserted in the lawsuit, and the plaintiffs, as part of such settlement, will grant to the defendants, including the Company, an oil and gas lease covering the disputed one-third mineral interest in the Mew well. In addition, Santos and the other settling defendants release all claims against each other. Drafts of the settlement documents including the new oil and gas lease, all of which have been approved by the defendants, have been circulated to plaintiffs and their counsel for approval. There can be no assurance as to a final settlement or the terms thereof until all settlement agreements are approved and executed by all parties.

     In July 2001, the Company was notified of a prior lease in favor of a predecessor of ExxonMobil purporting to be valid and covering the same property as the Company's Neblett lease in Starr County, Texas. The Neblett lease is part of a unit in the N. LaCopita Prospect in which the Company owns a non-operating interest. The operator of the lease, GMT, filed a petition for, and was granted, a temporary restraining order against ExxonMobil in the 229th Judicial Court in Starr County, Texas enjoining ExxonMobil from taking possession of the four Neblett wells. Pending resolution of the underlying title issue, the temporary restraining order was extended voluntarily by agreement of the parties, conditioned on GMT paying the revenues into escrow and agreeing to provide ExxonMobil with certain discovery materials in this action. ExxonMobil has filed a counterclaim against GMT and all the non-operators, including the Company, to establish the validity of its lease, remove cloud on title, quiet title to the property, and for conversion, trespass and punitive damages. ExxonMobil seeks unspecified damages for the lost profits on the sale of the hydrocarbons from this property, and for a determination of whether the Company and the other working interest owners were in good faith or bad faith in trespassing on this lease. If a determination of bad faith is made, the parties will not be able to recover their costs of developing this property from the revenues therefrom. While there is always a risk in the outcome of litigation, the Company believes there is no question that it acted in good faith and intends to vigorously defend its position. If the case cannot be settled and the title issue is decided unfavorably, the Company believes that it will ultimately be able to recover its drilling and operating costs as a good faith trespasser. Due to the uncertainty of the final outcome, the Company has ceased to record revenue from the properties as of August 1, 2001, which net to the Company averaged approximately 1.4 Mmcfe/d of production at the time the well was shut-in. In addition, the Company removed associated reserves of 1.4 Bcfe from its total proved reserves. The Company believes this potential loss is not material to its financial condition or results of operations. The Company and the other working interest owners in the Neblett Unit have reached an agreement in principal with ExxonMobil and the landowner, pursuant to which the parties will settle their disputes in this litigation. Drafts of the settlement documents have been circulated for review. Pursuant to the terms of the settlement, the Company will transfer its interest in the Neblett Unit leases to ExxonMobil in return for a payment from ExxonMobil of $272,800, less any escrow underfundings (the Company's share of this amount being $86,000). This amount represents reimbursement of the net, un-recouped costs of drilling, completing, producing and operating the four Neblett wells. In addition, the landowner will reimburse the working interest group (including the Company) no later than one year from the date of the settlement, for the full amount of the lease bonus and certain excess royalty payments in the aggregate amount of $259,000 (the Company's share of this amount being $81,000, subject to adjustment for prior ad valorem taxes) and will indemnify the Company and the other working interest owners from certain claims of third parties for a portion of the royalty payments. The Company will hold a lien on the landowner's royalty interest and certain other collateral until it is paid in full. The Company expects to sign and close the settlements with ExxonMobil and the landowner during the fourth quarter of 2002, at which time operations of the property will be turned over to ExxonMobil. There can be no assurance as to a final settlement or the terms thereof until all settlement agreements are approved and executed by all parties.




ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS...............................................   None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.........................................................   None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................   None

ITEM 5 - OTHER INFORMATION.......................................................................   None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K........................................................

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

+4.7              -- Letter Agreement dated August 9, 2002 by and between Edge
                  Petroleum Corporation, Edge Petroleum Exploration Company and
                  Edge Petroleum Operating Company, Inc. (collectively, the
                  "Borrowers") and Union Bank Of California, N.A., a national banking association, as Agent for itself and as lender.
                  (Incorporated by Reference from exhibit 4.7 to the Company's
                  Quarterly Report on Form 10Q for the quarterly period ended
                  June 30, 2002).

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

----------

* Filed herewith.

+ Incorporated by reference as indicated.


     (B) Reports on Form 8-K: The Company filed the following report on Form
8-K:

     The Company filed with the Securities and Exchange Commission a Current Report on Form 8-K dated July 18, 2002, that reported a change in auditors under
Item 4 of Form 8-K.

     The Company filed with the Securities and Exchange Commission a Current Report on Form 8-K dated August 14, 2002, that furnished (not filed) certifications of its chief executive officer and chief financial officer under
Item 9 of Form 8-K.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  EDGE PETROLEUM CORPORATION,
                                    A DELAWARE CORPORATION
                                         (REGISTRANT)



Date     11/11/02                           /s/ John W. Elias
------------------------          --------------------------------------
                                              John W. Elias
                                       Chief Executive Officer and
                                          Chairman of the Board

Date     11/11/02                          /s/ Michael G. Long
------------------------          --------------------------------------
                                             Michael G. Long
                                        Senior Vice President and
                                  Chief Financial and Accounting Officer

                                 CERTIFICATIONS
                           Principal Executive Officer

     I, John W. Elias, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Edge Petroleum Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

               Date: November  11 , 2002              /s/ John W. Elias
                                              ----------------------------------
                                                        John W. Elias
                                              President, Chief Executive Officer
                                                  and Chairman of the Board

                   Principal Financial and Accounting Officer

     I, Michael G. Long, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Edge Petroleum Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date: November 11, 2002                /s/ Michael G. Long
                                       -----------------------------------------
                                                    Michael G. Long
                                       Senior Vice President and Chief Financial
                                                 and Accounting Officer