Form 10-K
period 2002-12-31
EDGE PETROLEUM CORP
filed 2003-03-31
CIK 1021010

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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


        1301 Travis, Suite 2000
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


                                 Yes [ ] No [X]

Indicate by check mark whether the registrant is an accelerated filer.

                                 Yes [ ] No [X]


As of June 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $50.6 million (based on a value of $5.38 per share, the closing price of the Common Stock as quoted by NASDAQ National Market on such date). As of March 14, 2003, 9,465,734 shares of Common Stock, par value $.01 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the registrant's 2003 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS

                                                                       PAGE

                                     PART I


ITEMS 1 AND 2.    BUSINESS AND PROPERTIES                               1

ITEM 3.           LEGAL PROCEEDINGS                                    22

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS                                   23


                                    PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS                        25

ITEM 6.           SELECTED FINANCIAL DATA                              26

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                27

ITEM 7A.          QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
                    MARKET RISK                                        38

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA          38

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURES            39


                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT   40

ITEM 11.          EXECUTIVE COMPENSATION                               40

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS     40

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       40

ITEM 14.          CONTROLS AND PROCEDURES                              40


                                     PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                    REPORTS ON FORM 8-K                                41

                           EDGE PETROLEUM CORPORATION

         Unless otherwise indicated by the context, references herein to the "Company" or "Edge" mean Edge Petroleum Corporation, a Delaware corporation, and its corporate and partnership subsidiaries and predecessors. Certain terms used herein relating to the oil and natural gas industry are defined in ITEMS 1 AND
2. --"BUSINESS AND PROPERTIES--CERTAIN DEFINITIONS."

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

OVERVIEW

         Edge Petroleum Corporation is an independent oil and natural gas company engaged in the exploration, development, acquisition and production of crude oil and natural gas properties in the United States. At year-end 2002, our net proved reserves were 49.0 Bcfe, comprised of 35.0 billion cubic feet of natural gas, 810 thousand barrels of oil and 1,532 thousand barrels of plant products. Natural gas and natural gas liquids accounted for approximately 90% of those proved reserves. About 68% of total proved reserves were developed as of year-end and they were all located onshore, in the United States.

         Edge was founded in 1983 as a private company and went public in 1997 through an initial public offering. We have evolved over time from a prospect generation organization focused solely on high-risk, high-reward exploration projects to a team-driven organization focused on a balanced program of exploration, exploitation, development and acquisition of oil and natural gas properties. Following a top-level management change in late 1998, a more disciplined style of business planning and management was integrated into our technology-driven drilling activities. We believe these changes in our strategy and business discipline will result in continued growth in reserves, production and financial strength.

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

DRILLING PROGRAM

         During 2002, Edge's drilling program was focused in two primary areas. We drilled 13 wells in 2002 with 11 completed as productive for an 85% apparent success rate. Our average well cost increased substantially in 2002 as we took larger working interest in more costly wells. This drilling program, along with a small acquisition and positive revisions related to performance, helped to enable us to replace 161% of our production in 2002 and grow our year-end reserves by nine percent. We expect to drill 20 to 25 wells in 2003 with less concentration of risk in any single well.

BALANCE

         In 2002, 83 % of our reserve growth came from our drilling activity and 17 % came from acquisitions and revisions. We seek acquisitions of proven properties that typically have exploration or exploitation upside potential. We primarily seek properties in our existing core areas, or as a means to establish new core areas. We spent considerable effort in 2002 on acquisitions. We continue to work diligently to identify and evaluate acquisition opportunities with the goal of identifying those that we believe would fit our strategic plan and add shareholder value.

         We believe our low and moderate-risk drilling program has the potential to replace our production and to provide moderate reserve growth while our higher-risk drilling program and acquisitions have the potential to rapidly accelerate our growth as well as add to future drilling opportunities.

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

TECHNOLOGY

         We use advanced technologies as risk reduction tools in our exploration and development activities. Advanced visualization and data analysis techniques and advanced processing techniques combined with our more traditional sub-surface interpretation techniques allow our team of technical personnel to more easily identify features, structural details and fluid contacts, that could be overlooked using less sophisticated data interpretation techniques. As of December 31, 2002, we had rights to approximately 2,487 square miles of 3D seismic data. Of that amount, we had approximately 1,585 square miles in Texas, 709 square miles in Louisiana, 55 square miles in Montana and 138 square miles in Mississippi and Alabama.

FINANCIAL STRUCTURE

         We believe that a conservative financial structure is crucial to consistent, positive financial results, management of cyclical swings in our industry and the ability to move quickly to take advantage of acquisitions and attractive drilling opportunities. At December 31, 2002, our debt to total capital ratio was 26 percent. We try to fund most of our ongoing capital expenditures from cash flow from operations, reserving our debt capacity for potential investment opportunities that we believe can profitably add to our program. Part of a sound financial structure is constant attention to costs, both operating and overhead costs. Over the past three years, we have worked diligently to control our operating costs, significantly reduced our overhead costs and instituted a formal, disciplined capital budgeting process.

EQUITY OWNERSHIP

         Following a management change in late 1998, we eliminated the previous overriding royalty compensation system and replaced it with a system designed to reward all employees through performance-based compensation that is competitive with our peers and through equity ownership. As of March 14, 2003, our employees and directors owned or had options to acquire an aggregate of about 20% of our outstanding common stock.

OIL AND NATURAL GAS RESERVES

         The following table sets forth our estimated net proved oil and natural gas reserves and the present value of estimated future pretax net cash flows related to such reserves as of December 31, 2002. We engaged Ryder Scott Company ("Ryder Scott") to estimate our net proved reserves, projected future production, estimated future net revenue attributable to our proved reserves, and the present value of such estimated future net revenue as of December 31, 2002. Ryder Scott's estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data provided by us. In estimating the reserve quantities that are economically recoverable, Ryder Scott used year-end oil and natural gas prices in effect at December 31, 2002 and estimated development and production costs that were in effect during December 2002 without giving effect to hedging activities. In accordance with requirements of the Securities and Exchange Commission

(the "Commission") regulations, no price or cost escalation or reduction was considered by Ryder Scott. For further information concerning Ryder Scott's estimate of our proved reserves at December 31, 2002, see the reserve report included as an exhibit to this Annual Report on Form 10-K (the "Ryder Scott Report"). The present value of estimated future net revenues before income taxes was prepared using constant prices as of the calculation date, discounted at 10% per annum on a pretax basis, and is not intended to represent the current market value of the estimated oil and natural gas reserves owned by us. For further information concerning the present value of future net revenue from these proved reserves, see Note 14 to our consolidated financial statements. See ITEMS 1 AND
2. --"BUSINESS AND PROPERTIES-- FORWARD LOOKING INFORMATION AND RISK FACTORS" --The oil and natural gas reserve data included in or incorporated by reference in this document are only estimates and may prove to be inaccurate.

                                                                    PROVED RESERVES
                                                ----------------------------------------------------
                                                DEVELOPED (1)       UNDEVELOPED (2)        TOTAL
                                                ----------------------------------------------------
Oil and condensate (MBbls)(3)                           1,510                 832               2,342
Natural gas (MMcf)                                     24,234              10,746              34,980
    Total MMcfe                                        33,293              15,740              49,033

Estimated future net revenue before
    income taxes                               $  117,476,070       $   53,366,852     $  170,842,922

Present value of estimated future net
    revenue before income taxes
    (discounted 10% annum) (4)                 $   79,126,129       $   36,845,746     $  115,971,875

--------------
(1) Proved developed reserves are proved reserves that are expected to be recovered from existing wells with existing equipment and operating methods.

(2) Proved undeveloped reserves are proved reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

(3)  Includes plant products.

(4) Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated future production and development costs, using year-end oil and natural gas prices in effect at December 31, 2002, which were $4.79 per Mcf of natural gas and $31.20 per Bbl of oil.

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

         In accordance with Commission regulations, the Ryder Scott Report used year-end oil and natural gas prices in effect at December 31, 2002. The prices used in calculating the estimated future net revenue attributable to proved reserves do not necessarily reflect market prices for oil and natural gas production subsequent to December 31, 2002. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will actually be realized for such production or that existing contracts will be honored or judicially enforced.

OIL AND NATURAL GAS VOLUMES, PRICES AND OPERATING EXPENSE

         The following table sets forth certain information regarding production volumes, average sales prices and average oil and natural gas operating expense associated with our sale of oil and natural gas for the periods indicated.

                                                                               YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------------------
                                                                         2002             2001            2000
                                                                   ---------------    -------------    ------------
PRODUCTION:
    Oil and condensate (MBbls)                                                120              116              97
    Natural gas liquids (MBbls)                                               161               46              77
    Natural gas (MMcf)                                                      5,266            6,199           5,206
    Natural gas equivalent (MMcfe)                                          6,951            7,167           6,249
AVERAGE SALES PRICE:
    Oil and condensate ($ per Bbl)(1)                                  $    22.88      $     23.94      $    26.16
    Natural gas liquids ($ per Bbl)                                    $    10.31      $     17.74      $    16.37
    Natural gas ($ per Mcf)(1)                                         $     3.14      $      4.23      $     3.84
    Natural gas equivalent ($ per Mcfe)(1)                             $     3.01      $      4.16      $     3.80

AVERAGE OIL AND NATURAL GAS OPERATING EXPENSES INCLUDING
    PRODUCTION AND AD VALOREM TAXES ($ PER MCFE)(2)                    $     0.55      $      0.70      $     0.63

----------------
(1)  Includes the effect of hedging activity.
(2) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), expensed workover costs and the administrative costs of production offices, insurance and production and ad valorem taxes.

FINDING AND DEVELOPMENT COSTS

         We incurred total exploration, development and acquisition costs of approximately $19.6 million for the year ended December 31, 2002 that added 11.2 Bcfe, net to our interest, of proved reserves. Our average finding and development cost was $1.75 per Mcfe for 2002. For the three most recent years, the total of these costs was $58.9 million adding 46.6 Bcfe of proved reserves for an average finding and development cost of $1.26 per Mcfe.

EXPLORATION, DEVELOPMENT AND ACQUISITION CAPITAL EXPENDITURES

         The following table sets forth certain information regarding the total costs incurred associated with exploration, development and acquisition activities.

                                                             YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                     2002              2001              2000
                                                 -------------     -------------     -------------
                                                                  (IN THOUSANDS)
Acquisition Cost:
    Unproved properties                           $     5,466       $     7,052       $     4,220
    Proved properties                                   1,369             5,695                --
Exploration costs                                       4,725            11,046             2,707
Development costs                                       7,927             4,823             3,766
                                                 -------------     -------------     -------------
    Total costs incurred                          $    19,487       $    28,616       $    10,693
                                                 =============     =============     =============

         Net costs incurred excludes sales of proved oil and natural gas properties which are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

DRILLING ACTIVITY

         The following table sets forth our drilling activity for the three years ended December 31, 2002. In the table, "gross" refers to the total wells in which we have a working interest and "net" refers to gross wells multiplied by our working interest therein.

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                     -------------------------------------------------------------------
                                            2002                    2001                   2000
                                     --------------------    --------------------   --------------------
                                      GROSS        NET        GROSS        NET       GROSS        NET
                                     --------   --------    -------     --------   --------     --------
EXPLORATORY:
  Productive                               4        3.45         11         4.95         19        7.90
  Non-productive                          --          --          3         1.16          2        1.43
                                     --------    --------    -------     --------   --------    --------
    Total                                  4        3.45         14         6.11         21        9.33
                                     --------    --------    -------     --------   --------    --------
DEVELOPMENT:
  Productive                               7        2.69          6         2.13          5        1.16
  Non-productive                           2        0.54          2         0.96          -           -
                                     --------    --------    -------     --------   --------    --------
    Total                                  9        3.23          8         3.09          5        1.16
                                     --------    --------    -------     --------   --------    --------
GRAND TOTAL                               13        6.68         22         9.20         26       10.49
                                     ========    ========    =======     ========   ========    ========

PRODUCTIVE WELLS

         The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2002.

                                      COMPANY- OPERATED         NON-OPERATED            TOTAL (1)
                                     -------------------    --------------------   --------------------
                                      GROSS        NET        GROSS        NET       GROSS        NET
                                     --------   --------    -------     --------   --------    --------
Oil                                       11        5.34         56        12.62         67       17.96
Natural gas                               51       39.96         94        23.61        145       63.57
                                     --------   --------    -------     --------   --------    --------
  Total                                   62       45.30        150        36.23        212       81.53
                                     ========    ========   ========    ========   ========    ========

---------------
(1) Includes 75 gross wells shut-in (23.68 net).

ACREAGE DATA

         The following table sets forth certain information regarding our developed and undeveloped lease acreage as of December 31, 2002. Developed acres refer to acreage within producing units and undeveloped acres refer to acreage that has not been placed in producing units.

                                       DEVELOPED ACRES        UNDEVELOPED ACRES           TOTAL
                                     -------------------    --------------------   --------------------
                                      GROSS        NET       GROSS         NET       GROSS        NET
                                     --------   --------    -------     --------   --------    --------

Texas                                  62,681     22,899     11,526        4,489     74,207      27,388
Louisiana                               3,596        790      7,977        3,230     11,573       4,020
Mississippi                             2,660         87        184           36      2,844         123
Alabama                                   536          3         40            1        576           4
Montana                                    --         --     67,642       30,568     67,642      30,568
                                     ========   ========    =======     ========   ========    ========
  Total                                69,473     23,779     87,369       38,324    156,842      62,103
                                     ========   ========    =======     ========   ========    ========

         Leases covering approximately 8,616 gross (2,021 net), 10,802 gross (4,459 net) and 4,715 gross (2,133 net) undeveloped acres are scheduled to expire in 2003, 2004 and 2005, respectively. In general, our leases will continue past their primary terms if oil and natural gas production in commercial quantities is being produced from a well on such lease.

         The table does not include 4,305 gross (3,943 net) acres that we have a right to acquire pursuant to various seismic option agreements at December 31, 2002. Under the terms of our option agreements, we typically have the right for one year, subject to extensions, to exercise our option to lease the acreage at predetermined terms.


CORE AREAS OF OPERATION

         As of December 31, 2002, 65% of our proved reserves were in south Texas and 33% in south-central Louisiana. During 2001, we added a new focus area in the northern Rocky Mountains that could become a core area in 2003.

TEXAS

         We currently own an interest in 27,388 net acres in south Texas. Our areas of focus in this region are predominately in the Wilcox, Queen City, Yegua, Vicksburg and Frio producing trends. As of December 31, 2002, we operated approximately 61 wells, accounting for about 77% of our total net production in Texas. We drilled 11 wells during 2002 in Texas, 10 of which were successfully completed. The majority of our 2002 drilling activity took place at Gato Creek and in the O'Connor Ranch East Project Area. We drilled three successful wells at Gato Creek and performed four successful workovers of existing wells. We also drilled three successful wells at O'Connor Ranch East where we acquired new 3-D seismic data in 2002. During 2003, we currently expect to drill 15 to 20 wells in our core areas in Texas. The majority of these wells are planned in our Gato Creek, O'Connor Ranch East and Encinitas Field project areas.

LOUISIANA

         We currently own an interest in 4,020 net acres in south-central Louisiana. In 1997, we began to re-establish activity in Louisiana where we had been historically active and had prior exploration success. Our operations have been focused in the prolific gas-producing region covering parts of Acadia, Lafayette, St. Landry and Vermilion Parishes. The exploratory focus in this area is primarily the deep, geo-pressured gas section ranging from 12,000 to 20,000 feet in depth. We began production from our second Duson Complex discovery well, the Thibodeaux #1, in May 2002 at a gross rate of approximately 10 MMCFPD and 475 BCPD. Edge has a 45% working interest in the well, which is operated by BTA Oil Producers. The Thibodeaux #1 experienced increasing water production during the second half of 2002. A workover to correct this problem was attempted in late 2002. Due to these problems, the original completion was abandoned and a sidetrack operation was begun in late 2002. The sidetrack was successfully completed in 2003 and the well is currently producing at a gross rate in excess of 10 MMCFPD and 750 BCPD. Two additional exploratory wells have reached total depth in the first quarter 2003 and both were dry holes: the North Gueydan prospect, a 16,500 foot Marg-Tex test in Acadia Parish and the Jericho prospect, a Bol Mex test near the Duson Complex in Lafayette Parish. We are currently assessing additional opportunities in South Louisiana, but have no definite plans to drill additional wells in this area during 2003.

NORTHERN ROCKY MOUNTAINS

         We have a 50% working interest in 67,642 gross acres (30,568 net acres) in the northern Powder River Basin of Montana. In addition, we directed the acquisition of 55 square miles of proprietary 3-D seismic covering a portion of this acreage block. We have in excess of five drillable prospects identified which we may drill in 2003 depending upon, among other things, capital availability. This area has multiple objectives ranging from shallow coal bed methane at 1,000 feet to a deeper Paleozoic section at approximately 11,000 feet. The objective section is generally non-pressured with lower dry hole costs than many of our Gulf Coast plays.


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

         We market our own production where feasible with a combination of market-sensitive pricing and forward-fixed pricing. Forward pricing is utilized to take advantage of anomalies in the futures market and to hedge a portion of our production at prices exceeding forecast. All such hedging transactions provide for financial rather than physical settlement. See ITEM 7. --"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--General Overview."

         Due to the instability of oil and natural gas prices, we have entered into, from time to time, price risk management transactions (e.g., swaps, collars and floors) for a portion of our oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits our ability to benefit from increases in the price of oil and natural gas, it also reduces our potential exposure to adverse price movements. Our hedging arrangements, to the extent we enter into any, apply to only a portion of our production and provide only partial price protection against declines in oil and natural gas prices and limits our potential gains from future increases in prices. Our Board of Directors sets all of our hedging policies, including volumes, types of instruments and counter parties, on a quarterly basis. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation and concurrence by the President and Chairman of the Board. We account for these transactions as hedging activities and, accordingly, realized gains and losses are included in oil and natural gas revenue during the period the hedged transactions occur.

         Although we take some measures to attempt to control price risk, we remain subject to price fluctuations for natural gas sold in the spot market due primarily to seasonality of demand and other factors beyond our control. Domestic oil prices generally follow worldwide oil prices, which are subject to price fluctuations resulting from changes in world supply and demand. We continue to evaluate the potential for reducing these risks by entering into hedge transactions. Included within natural gas revenue for the years ended December 31, 2002, 2001, and 2000 was approximately $(0.3) million, $(0.9) million and $(1.5) million, respectively, representing net losses from hedging activity. Included within oil revenue for the year ended December 31, 2000 was approximately $(0.2) million representing net losses from hedging activity.


                                                                         Realized Hedging Losses
                      Effective Dates      Price     MMBtu            For the Year Ended December 31,
      Hedge          ----------------       Per       Per           ---------------------------------------
      Type           Beg.      Ending      MMBtu      Day             2002           2001           2000
------------------   ----------------    ---------  --------        ---------     ----------     ----------
NATURAL GAS:
                                          $ 2.20-
Collar             02/01/00   02/29/00    $ 2.31     6,000         $       --      $      --   $    (70,470)
                                          $ 2.20-
Collar             03/01/00   04/30/00    $ 2.50     6,000                 --             --       (135,900)
                                          $ 2.05-
Collar             05/01/00   09/30/00    $ 2.63     9,000                 --             --     (1,342,320)
                                          $ 4.50-
Collar             01/01/01   12/31/01    $ 6.70     4,000                 --       (937,120)            --
Put Option         04/01/02   06/30/02    $ 2.65    18,000           (163,800)            --             --
Swap               09/01/02   12/31/02    $ 3.59     5,000           (110,550)            --             --
Swap               09/01/02   12/31/02    $ 3.69     5,000            (52,600)            --             --
                                                                   ----------     ----------    -----------
           Total realized losses from gas hedging activities       $ (326,950)    $ (937,120)   $(1,548,690)
                                                                   ==========     ==========    ===========

                                                                         Realized Hedging Losses
                      Effective Dates      Price    Barrels            For the Year Ended December 31,
      Hedge          ----------------       Per       Per           ---------------------------------------
      Type           Beg.      Ending      Barrel     Day             2002           2001           2000
------------------   ----------------    ---------  --------        ---------     ----------     ----------
OIL:
Swap               01/01/00   03/31/00   $  25.60        150        $      --     $       --     $  (49,999)
                   04/01/00   06/30/00   $  22.87        125               --             --        (65,478)
                   07/01/00   09/30/00   $  21.47         60               --             --        (55,635)
                   10/01/00   12/31/00   $  20.46         50               --             --        (52,342)
                                                                    ---------     ----------     ----------
           Total realized losses from oil hedging activities        $      --     $       --     $ (223,454)
                                                                    =========     ==========     ==========

         In October 2002, we entered into a collar covering 10,000 MMbtus of gas per day for all of calendar 2003. The collar structure provides us with a minimum price for the covered gas volume of $4.00 per MMbtu and a maximum price of $4.25 per MMbtu. This structure ensured a minimum level of cash flow that gave us the certainty to plan our drilling program for 2003 in a fashion that provided more predictability to our activities.

         At December 31, 2002 and 2000, the fair value, or net unrealized loss, of outstanding hedges, for the following year was approximately $(1.3) million and $(1.1) million, respectively. No hedges were outstanding at December 31, 2001.


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

         Our natural gas sales are affected by intrastate and interstate gas transportation regulation. Following the Congressional passage of the NGPA, the FERC adopted a series of regulatory changes that have significantly altered the transportation and marketing of natural gas. Beginning with the adoption of "open access" regulations in Order No. 436, issued in October 1985, these changes were intended by the FERC to foster competition by, among other things, transforming the role of interstate pipeline companies from wholesale marketers of gas to the primary role of gas transporters. Through similar orders affecting intrastate pipelines that provide similar interstate services under the NGPA, the FERC expanded the impact of these open access regulations to intrastate commerce.

         In April 1992, the FERC issued Order No. 636 and a series of related orders, which among other things required interstate pipelines to "unbundle" their gas merchant services from their transportation services, thereby further enhancing their obligation to provide open-access transportation on a not unduly discriminatory basis for all natural gas shippers. All gas marketing by the pipelines was required to be provided upstream at the wellhead, and, as a result, most pipelines divested their merchant functions to a marketing affiliate, which operates separately from the transporter and can participate in downstream sales markets on a bundled basis, in direct competition with other gas merchants. Order No. 636 also established a mechanism that allows shippers to "release" their firm capacity to other shippers, either temporarily or permanently, when it is not needed by those shippers. Although Order No. 636 does not directly regulate our production and marketing activities, it does affect how buyers and sellers gain access to the necessary transportation facilities and how natural gas is sold in the marketplace.

         In February 2000, the FERC issued Order No. 637 which:

         o lifted the cost-based cap on pipeline transportation rates in the capacity release market on an experimental basis until September 30, 2002, for short-term releases of pipeline capacity of less than one year (the FERC did not renew this program),

         o permits pipelines to file for authority to charge different maximum cost-based rates for peak and off-peak periods,

         o  encourages, but does not mandate, auctions for pipeline capacity,

         o  requires pipelines to implement imbalance management services,

         o restricts the ability of pipelines to impose penalties for imbalances, overruns and non-compliance with operational flow orders, and

         o expands the opportunities for shippers to "segment' their capacity into multiple parts and implements a number of new pipeline reporting requirements.

         Order No. 637 also requires the FERC staff to analyze whether the FERC should implement additional fundamental policy changes. These include whether to pursue performance-based or other non-cost based ratemaking techniques and whether the FERC should mandate greater standardization in terms and conditions of service across the interstate pipeline grid. Order No. 637 was largely affirmed by the courts and most pipelines' tariff filings to implement the requirements of Order No. 637 have been accepted by the FERC and placed into effect. Finally, in July 2002, the FERC commenced an inquiry into whether it should make changes to its policy of allowing pipelines in certain circumstances to charge "negotiated rates" for their services, including rates tied to the natural gas commodities market indices.

         As a result of these changes, sellers and buyers of gas have gained direct access to the particular pipeline services they need and are better able to conduct business with a larger number of counterparties. We believe these changes generally have improved our access to markets while, at the same time, substantially increasing competition in the natural gas marketplace. It remains to be seen, however, what effect the FERC's other activities will have on access to markets, the fostering of competition and the cost of doing business. We cannot predict what new or different regulations the FERC and other regulatory agencies may adopt, or what effect subsequent regulations may have on our activities.

         In the past, Congress has been very active in the area of gas regulation. However, as discussed above, the more recent trend has been in favor of deregulation, or "lighter handed" regulation, and the promotion of competition in the gas industry. There regularly are other legislative proposals pending in the Federal and state legislatures that, if enacted, would significantly affect the petroleum industry. At the present time, it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on us. Similarly, and despite the trend toward federal deregulation of the natural gas industry, whether or to what extent that trend will continue, or what the ultimate effect will be on our sales of gas, cannot be predicted.

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

         Oil Price Controls and Transportation Rates. Sales of crude oil, condensate and gas liquids by us are not currently regulated and are made at market prices. The price we receive from the sale of these products may be affected by the cost of transporting the products to market. Much of the transportation is through interstate common carrier pipelines. Effective as of January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. These regulations have generally been approved on judicial review. Every five years, the FERC must examine the relationship between the annual change in the applicable index and the actual cost changes experienced in the oil pipeline industry. The first such review was completed in 2000, and on December 14, 2000, FERC reaffirmed the current index. The FERC's regulation of oil transportation rates may tend to increase the cost of transporting oil and natural gas liquids by interstate pipeline, although the annual adjustments may result in decreased rates in a given year. Following a successful court challenge of these orders by an association of oil pipelines on February 24, 2003, the FERC acting on remand increased the index slightly for the current five-year period, effective July 2001. We are not able at this time to predict the effects of these regulations, if any, on the transportation costs associated with oil production from our oil producing operations.

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

         Our operations may be subject to the Clean Air Act ("CAA") and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that have resulted in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations. The EPA and states developed and continue to develop regulations to implement these requirements. We may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues. However, we do not believe our operations will be materially adversely affected by any such requirements.

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

         We also are subject to a variety of federal, state and local permitting and registration requirements relating to protection of the environment. Management believes that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements would not have a material adverse effect on us.


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


EMPLOYEES

         At December 31, 2002, we had 33 full-time employees. We believe that our relationships with our employees are good. None of our employees are covered by a collective bargaining agreement. From time to time, we utilize the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well site surveillance, permitting and environmental assessment. Field and on-site production operation services, such as pumping, maintenance, dispatching, inspection and testing are generally provided by independent contractors.


OFFICE AND EQUIPMENT

         Late in 2002, we negotiated a lease for new offices beginning in February 2003 at 1301 Travis Street, Suite 2000, Houston, Texas. The move into our new space, covering 20,500 square feet (compared to 28,200 square feet under our previous lease), took place during the first week of February 2003. We believe that the combination of lower rental rates and smaller space will significantly reduce our future general and administrative costs. See Note 6 to our consolidated financial statements.


FORWARD LOOKING INFORMATION AND RISK FACTORS

         Certain of the statements contained in all parts of this document (including the portion, if any, to which this Form 10-K is attached), including, but not limited to, those relating to our drilling plans, the effect of changes in strategy and business discipline, future tax matters, our 3-D project portfolio, future general and administrative expenses on a per unit of production basis, increases in wells operated, future growth and expansion, future exploration, future seismic data (including timing and results), expansion of operation, generation of additional prospects, review of outside generated prospects and acquisitions, additional reserves and reserve increases, enhancement of visualization and interpretation strengths, expansion and improvement of capabilities, integration of new technology into operations, credit facilities, attraction of new members to the exploration team, future compensation programs, new focus on core areas, new prospects and drilling locations, future capital expenditures (or funding thereof), sufficiency of future working capital, borrowings and capital resources and liquidity, projected cash flows from operations, expectation or timing of reaching payout, outcome, effects or timing of any legal proceedings, drilling plans, including scheduled and budgeted wells, the number, timing or results of any wells, the plans for timing, interpretation and results of new or existing seismic surveys or seismic data, future production or reserves, future acquisition of leases, lease options or other land rights and any other statements regarding future operations, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts are forward looking statements. These forward-looking statements reflect our current view of future events and financial performance. When used in this document, the words "budgeted," "anticipate," "estimate," "expect," "may," "project," "believe," "intend," "plan," "potential" and similar expressions are intended to be among the statements that identify forward looking statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future events, or otherwise. Such statements involve risks and uncertainties, including, but not limited to, the numerous risks and substantial and uncertain costs associated with exploratory drilling, the volatility of oil and natural gas prices and the effects of relatively low prices for our products, conducting successful exploration and development in order to maintain reserves and revenue in the future, operating risks of oil and natural gas operations, our dependence on key personnel, our ability to utilize changing technology and the risk of technological obsolescence, the significant capital requirements of our exploration and development and technology development programs, governmental regulation and liability for environmental matters, results of litigation, management of growth and the related demands on our resources and the ability to achieve future growth, competition from larger oil and natural gas companies, the potential inaccuracy of estimates of oil and natural gas reserve data, property acquisition risks, and other factors detailed in this document and our other filings with the Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

OIL AND GAS DRILLING IS A SPECULATIVE ACTIVITY AND INVOLVES NUMEROUS RISKS AND SUBSTANTIAL AND UNCERTAIN COSTS

         Our growth will be materially dependent upon the success of our future drilling program. Drilling for oil and gas involves numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs or crews and the delivery of equipment. Although we believe that our use of 3-D seismic data and other advanced technology should increase the probability of success of our wells and should reduce average finding costs through elimination of prospects that might otherwise be drilled solely on the basis of 2-D seismic data and other traditional methods, drilling remains a speculative activity. Even when fully utilized and properly interpreted, 3-D seismic data and visualization techniques only assist geoscientists in identifying subsurface structures and do not allow the interpreter to know if hydrocarbons will in fact be present in such structures if they are drilled. In addition, the use of 3-D seismic data and such technologies requires greater pre-drilling expenditures than traditional drilling strategies and we could incur losses as a result of such expenditures. Our future drilling activities may not be successful and, if unsuccessful, such failure will have an adverse effect on our future results of operations and financial condition. There can be no assurance that our overall drilling success rate or our drilling success rate for activity within a particular geographic area will not decline. Although we may discuss drilling prospects that we have identified or budgeted for, we may ultimately not lease or drill these prospects within the expected time frame, or at all. We may identify prospects through a number of methods, some of which do not include interpretation of 3-D or other seismic data. The drilling and results for these prospects may be particularly uncertain. We may not be able to lease or drill a particular prospect because, in some cases, we identify a prospect or drilling location before seeking an option or lease rights in the prospect or location. Similarly, our drilling schedule may vary from our capital budget. The final determination with respect to the drilling of any scheduled or budgeted wells will be dependent on a number of factors, including (i) the results of exploration efforts and the acquisition, review and analysis of the seismic data, (ii) the availability of sufficient capital resources to us and the other participants for the drilling of the prospects, (iii) the approval of the prospects by other participants after additional data has been compiled, (iv) economic and industry conditions at the time of drilling, including prevailing and anticipated prices for oil and natural gas and the availability of drilling rigs and crews, (v) our financial resources and results and (vi) the availability of leases and permits on reasonable terms for the prospects. There can be no assurance that these projects can be successfully developed or that the wells discussed will, if drilled, encounter reservoirs of commercially productive oil or natural gas. There are numerous uncertainties in estimating quantities of proved reserves, including many factors beyond our control. See
ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--General Overview" and ITEMS 1 AND 2. --"BUSINESS AND PROPERTIES--CORE AREAS OF OPERATION."

OIL AND NATURAL GAS PRICES ARE HIGHLY VOLATILE IN GENERAL AND LOW PRICES NEGATIVELY AFFECT OUR FINANCIAL RESULTS

         Our revenue, profitability, cash flow, future growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of oil and natural gas. Our reserves are predominantly natural gas; therefore changes in natural gas prices may have a particularly large impact on our financial results. Lower oil and natural gas prices also may reduce the amount of oil and natural gas that we can produce economically. Historically, the markets for oil and natural gas have been volatile, and such markets are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions, the foreign supply of oil and natural gas, the price of foreign imports and overall economic conditions. It is impossible to predict future oil and natural gas price movements with certainty. Declines in oil and natural gas prices may materially adversely affect our financial condition, liquidity, and ability to finance planned capital expenditures and results of operations. See ITEM 7. --"MANAGEMENT'S

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS--General Overview" and ITEMS 1 AND 2. --"BUSINESS AND PROPERTIES--OIL AND NATURAL GAS RESERVES" AND "-- MARKETING."

         We review on a quarterly basis the carrying value of our oil and natural gas properties under the applicable rules of the Commission. Under these rules, the carrying value of proved oil and natural gas properties may not exceed the present value of estimated future net after-tax cash flows from proved reserves, discounted at 10%. Application of this "ceiling" test generally requires pricing future revenue at the unescalated prices in effect as of the end of each fiscal quarter and requires a write down for accounting purposes if the ceiling is exceeded, even if prices declined for only a short period of time. We have in the past and may in the future be required to write down the carrying value of our oil and natural gas properties when oil and natural gas prices are depressed or unusually volatile. Whether we will be required to take such a charge will depend on the prices for oil and natural gas at the end of any quarter and the effect of reserve additions or revisions and capital expenditures during such quarter. If a write down is required, it would result in a charge to earnings and would not impact cash flow from operating activities.

         In order to reduce our exposure to short-term fluctuations in the price of oil and natural gas, we periodically enter into hedging arrangements. Our hedging arrangements apply to only a portion of our production and provide only partial price protection against declines in oil and natural gas prices. Such hedging arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected, our customers fail to purchase contracted quantities of oil or natural gas or a sudden, unexpected event materially impacts oil or natural gas prices. In addition, our hedging arrangements may limit the benefit to us of increases in the price of oil and natural gas. See ITEM 7. --"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--General Overview" and ITEMS 1 AND 2. --"BUSINESS AND PROPERTIES--MARKETING."

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

         We are not the operator of some of our wells. As a result, our operating risks for those wells and our ability to influence the operations for these wells are less subject to our control. Operators of these wells may act in ways that are not in our best interests. See ITEMS 1 AND 2. --"BUSINESS AND PROPERTIES--OPERATING HAZARDS AND INSURANCE."

THE LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT US

         We depend to a large extent on the services of certain key management personnel, including our executive officers and other key employees, the loss of any of which could have a material adverse effect on our operations. We do not maintain key-man life insurance with respect to any of our employees. We believe that our success is also dependent upon our ability to continue to employ and retain skilled technical personnel. See ITEMS 1 AND 2. --"BUSINESS AND PROPERTIES--Technology."

OUR OPERATIONS HAVE SIGNIFICANT CAPITAL REQUIREMENTS

         We have experienced and expect to continue to experience substantial working capital needs due to our active exploration, development and acquisition programs. Additional financing may be required in the future to fund our growth. No assurances can be given as to the availability or terms of any such additional financing that may be required or that financing will continue to be available under existing or new credit facilities. In the event such capital resources are not available to us, our drilling and other activities may be curtailed. See ITEM 7. --"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources."

GOVERNMENT REGULATION AND LIABILITY FOR ENVIRONMENTAL MATTERS MAY ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS

         Oil and natural gas operations are subject to various federal, state and local government regulations, which may be changed from time to time. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity in order to conserve supplies of oil and natural gas. There are federal, state and local laws and regulations primarily relating to protection of human health and the environment applicable to the development, production, handling, storage, transportation and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations. In addition, we may be liable for environmental damages caused by previous owners of property we purchase or lease. As a result, we may incur substantial liabilities to third parties or governmental entities. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted. The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on us. See ITEMS 1 AND 2. --"BUSINESS AND PROPERTIES--INDUSTRY REGULATIONS."

WE MAY HAVE DIFFICULTY MANAGING ANY FUTURE GROWTH AND THE RELATED DEMANDS ON OUR RESOURCES AND MAY HAVE DIFFICULTY IN ACHIEVING FUTURE GROWTH

         We have experienced growth in the past through the expansion of our drilling program and, more recently, acquisitions. This expansion was curtailed in 1998 and 1999, but resumed in 2000 and increased in 2001 and 2002. Further expansion is anticipated in 2003 both through drilling efforts and possible acquisitions. Any future growth may place a significant strain on our financial, technical, operational and administrative resources. Our ability to grow will depend upon a number of factors, including our ability to identify and acquire new exploratory prospects, our ability to develop existing prospects, our ability to continue to retain and attract skilled personnel, the results of our drilling program and acquisition efforts, hydrocarbon prices and access to capital. There can be no assurance that we will be successful in achieving growth or any other aspect of our business strategy.

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

THE OIL AND NATURAL GAS RESERVE DATA INCLUDED IN OR INCORPORATED BY REFERENCE IN THIS DOCUMENT ARE ONLY ESTIMATES AND MAY PROVE TO BE INACCURATE

         There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values. The reserve data in this report represent only estimates that may prove to be inaccurate because of these uncertainties. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and natural gas reserves depend upon a number of variable factors, such as historical production from the area compared with production from other producing areas and assumptions concerning effects of regulations by governmental agencies, future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, some or all of these assumptions may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers but at different times may vary substantially. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material. The information regarding discounted future net cash flows included in this report should not be considered as the current market value of the estimated oil and natural gas reserves attributable to our properties. As required by the Commission, the estimated discounted future net cash flows from proved reserves are based on prices and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as the amount and timing of actual production, supply and demand for oil and natural gas, increases or decreases in consumption, and changes in governmental regulations or taxation. In addition, the 10% discount factor, which is required by the Commission to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. See ITEMS 1 AND 2. --"BUSINESS AND PROPERTIES--Oil and Natural Gas Reserves."

OUR CREDIT FACILITY HAS SUBSTANTIAL OPERATING RESTRICTIONS AND FINANCIAL COVENANTS AND WE MAY HAVE DIFFICULTY OBTAINING ADDITIONAL CREDIT

         Over the past few years, increases in commodity prices, in proved reserve amounts and the resultant increase in estimated discounted future net revenue, has allowed us to increase our available borrowing amounts. There can be no assurance that, in the future, commodity prices will not decline, we will not increase our borrowings or the borrowing base will not be adjusted downward. Our credit facility is secured by a pledge of substantially all of our assets and has covenants that limit additional borrowings, sales of assets and the distributions of cash or properties and that prohibit the payment of dividends and the incurrence of liens. The revolving credit facility also requires that specified financial ratios be maintained. The restrictions of our credit facility and the difficulty in obtaining additional debt financing may have adverse consequences on our operations and financial results, including our ability to obtain financing for working capital, capital expenditures, our drilling program, purchases of new technology or other purposes may be impaired or such financing may be on terms unfavorable to us; we may be required to use a substantial portion of our cash flow to make debt service payments, which will reduce the funds that would otherwise be available for operations and future business opportunities; a substantial decrease in our operating cash flow or an increase in our expenses could make it difficult for us to meet debt service requirements and require us to modify operations; and we may become more vulnerable to downturns in our business or the economy generally.

         Our ability to obtain and service indebtedness will depend on our future performance, including our ability to manage cash flow and working capital, which are in turn subject to a variety of factors beyond our control. Our business may not generate cash flow at or above anticipated levels or we may not be able to borrow funds in amounts sufficient to enable us to service indebtedness, make anticipated capital expenditures or finance our drilling program. If we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service our debt, we may be required to curtail portions of our drilling program, sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. We may not be able to refinance our debt or obtain additional financing, particularly in view of current industry conditions, the restrictions on our ability to incur debt under our existing debt arrangements, and the fact that substantially all of our assets are currently pledged to secure obligations under our bank credit facility. See Item 7. --"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and

Capital Resources" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Credit Facility."

OUR ACQUISITION PROGRAM MAY BE UNSUCCESSFUL, PARTICULARLY IN LIGHT OF OUR LIMITED ACQUISITION EXPERIENCE

         Some of our personnel have had significant acquisition experience prior to joining Edge; however, because we have not typically purchased properties, we may not be in as good a position as our more experienced competitors to execute a successful acquisition program. The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other factors. Such assessments, even when performed by experienced personnel, are necessarily inexact and their accuracy inherently uncertain. Our review of subject properties, which generally includes on-site inspections and the review of reports filed with various regulatory entities, will not reveal all existing or potential problems, deficiencies and capabilities. We may not always perform inspections on every well, and may not be able to observe structural and environmental problems even when we undertake an inspection. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of such problems. There can be no assurances that any acquisition of property interests by us will be successful and, if unsuccessful, that such failure will not have an adverse effect on our future results of operations and financial condition.

WE DO NOT INTEND TO PAY DIVIDENDS AND OUR ABILITY TO PAY DIVIDENDS IS RESTRICTED

         We currently intend to retain any earnings for the future operation and development of our business and do not currently anticipate paying any dividends in the foreseeable future. Any future dividends also may be restricted by our then-existing loan agreements. See ITEM 7. --"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources" and Note 4 to our consolidated financial statements.

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

ITEM 3.  LEGAL PROCEEDINGS

          From time to time we are a party to various legal proceedings arising in the ordinary course of business. While the outcome of lawsuits cannot be predicted with certainty, we are not currently a party to any proceeding that we believe, if determined in a manner adverse to us, could have a potential material adverse effect on our financial condition, results of operations or cash flows.

         In October 2001, the Company was sued by certain mineral owners in its Mew lease, upon which the Company and its partners drilled and completed the Mew No. 1 well in the Brandon Area, Duval County, Texas. The suit named the Company, Santos USA and Mark Smith, an independent landman, as Defendants, and is filed in the 229th Judicial District Court of Duval County, Texas. The suit sought a declaratory judgment to set aside certain quitclaim deeds between the Mew lessors that were intended to result in a partition of the mineral estate between the various members of the Mew family in the land where the well is located and other lands. The pleadings alleged failure of consideration, fraud, failure to consummate the partition, bad faith trespass and conversion. As part of the leasing effort for the prospect, some members of the Mew family had sought to partition their minerals under the tracts where they owned the surface in full. The Mew heirs, from whom the Company acquired leases, stood to lose a portion of their mineral interest if the quitclaim deeds are set aside. Were this to happen, it could have the effect of voiding the Company's leases as to an undivided one-third of the unit acreage for the Mew well and the Mew lease. Plaintiffs sought unspecified actual and exemplary damages against the Company and Santos arising out of the alleged fraud committed by the Company and Mark Smith. They also sought damages from Santos for the value of the oil and natural gas produced and saved from the Mew well, or alternatively, for the value of the oil and natural gas produced less the cost of drilling, completing and operating the well. The Company has a 12.5% working interest in the well. To date, the Mew well has produced $5.7 million in net revenue and has cost $3.6 million to drill, complete and operate. Estimated gross proved reserves are 111.6 MBbls and
4.6 Bcf. In October 2002, the Company reached a mediated settlement with all parties to the litigation whereby Edge would make a one-time payment of $264,000 to the Mews, and in return, the Mews released all claims except a potential drainage claim involving an offsetting section, and agreed to grant a new oil and gas lease covering the disputed mineral interest in the Mew well site tract. In addition, all claims as between the working interest owners were released. The settlement has been consummated and an order of dismal has been obtained from the Court.

           In July 2001, the Company was notified of a prior lease in favor of a predecessor of ExxonMobil purporting to be valid and covering the same property as the Company's Neblett lease in Starr County, Texas. The Neblett lease is part of a unit in the N. LaCopita Prospect in which the Company owns a non-operating interest. The operator of the lease, GMT, filed a petition for, and was granted, a temporary restraining order against ExxonMobil in the 229th Judicial Court in Starr County, Texas enjoining ExxonMobil from taking possession of the Neblett wells. Pending resolution of the underlying title issue, the temporary restraining order was extended voluntarily by agreement of the parties, conditioned on GMT paying the revenues into escrow and agreeing to provide ExxonMobil with certain discovery materials in this action. ExxonMobil filed a counterclaim against GMT and all the non-operators, including the Company, to establish the validity of their lease, remove cloud on title, quiet title to the property, and for conversion, trespass and punitive damages. ExxonMobil sought unspecified damages for the lost profits on the sale of the hydrocarbons from this property, and for a determination of whether the Company and the other working interest owners were in good faith or bad faith in trespassing on this lease. If a determination of bad faith were made, the parties would not be able to recover their costs of developing this property from the revenues therefrom. While there is always a risk in the outcome of the litigation, the Company believes there is no question that it acted in good faith and vigorously defended its position. In February 2003, the Company, GMT and the other working interest parties entered into a compromise and settlement agreement with Exxon and Mrs. Neblett. Pursuant to the settlement, the Neblett wells have been assigned to Exxon along with all operating responsibility, and all working interest parties, including the Company, have been made whole for all out of pocket costs incurred in drilling, completing, equipping and operating the Neblett wells, including lease costs and royalty payments. The Company's share of such reimbursed costs was $27,198. In addition, Mrs. Neblett will repay the amount of the lease bonus and all royalty overpayments she received from GMT and the other working interest parties, including the Company. Such payment is secured by her future royalty interest payments in the wells, and other security described in the settlement agreement, and is due in full on or before December 1, 2003. The Company's share of such lease bonus and royalty reimbursements is $74,040. The parties have agreed to a dismissal of all claims in this case, and a motion to dismiss with prejudice has been filed with the court.

         In a separate but related matter, certain nonparticipating royalty owners represented by attorney John Mann in Laredo, have made demands on GMT as operator, to pay certain royalty payments previously paid to Mrs. Neblett on production from these wells, plus future royalty payments on such production. As part of the settlement agreement, monies that were otherwise payable to Mrs. Neblett attributable to her valid royalty interest under the ExxonMobil lease, subject to execution of valid division orders and approval of their title, will be paid to the Mann clients on account of their nonparticipating royalty interest. There are other nonparticipating royalty owners similarly situated to the Mann clients that have not made demands on GMT or the Company, whose claims, if any, will be dealt with if and when they are made. There can be no guarantee that even when the Mann clients are paid that they will not contest the amount or calculation of the royalties in a separate lawsuit.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G (3) to Form 10-K the following information is included in Part I of this Form 10-K.

JOHN W. ELIAS has served as the Chief Executive Officer and Chairman of the Board of the Company since November 1998. Mr. Elias is a member of the Nominating Committee of the Board. From April 1993 to September 30, 1998, he served in various senior management positions, including Executive Vice President, of Seagull Energy Corporation, a company engaged in oil and natural gas exploration, development and production and pipeline marketing. Prior to April 1993 Mr. Elias served in various positions for more than 30 years, including senior management positions with Amoco Corporation, a major integrated oil and gas company. Mr. Elias has more than 40 years of experience in the oil and natural gas exploration and production business. He is 62 years old.

MICHAEL G. LONG has served as Senior Vice President and Chief Financial Officer of the Company since December 1996. Mr. Long served as Vice President-Finance of W&T Offshore, Inc., an oil and natural gas exploration and production company, from July 1995 to December 1996. From May 1994 to July 1995, he served as Vice President of the Southwest Petroleum Division for Chase Manhattan Bank, N.A. Prior thereto, he served in various capacities with First National Bank of Chicago, most recently that of Vice President and Senior Corporate Banker of the Energy and Transportation Department, from March 1992 to May 1994. Mr. Long received a B.A. in Political Science and a M.S. in Economics from the University of Illinois. Mr. Long is 50 years old.

JOHN O. TUGWELL has served as Senior Vice President Production since December 2001 and prior to that served as Vice President of Production for the Company since March 1997. He served as Senior Petroleum Engineer of the Company's predecessor corporation since May 1995. From 1986 to May 1995, he held various reservoir/production engineering positions with Shell Oil Company, most recently that of Senior Reservoir Engineer. Mr. Tugwell holds a B.S. in Petroleum Engineering from Louisiana State University. Mr. Tugwell is a registered Professional Engineer in the State of Texas. Mr. Tugwell is 39 years old.


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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of March 14, 2003, we estimate there were approximately 2,687 beneficial holders of our Common Stock. Our Common Stock is listed on the NASDAQ National Market ("NASDAQ") and traded under the symbol "EPEX". As of March 14, 2003, we had 9,465,734 shares outstanding and our closing price on NASDAQ was $4.05 per share. The following table sets forth, for the periods indicated, the high and low closing sales prices for our Common Stock as listed on NASDAQ.

                                       COMMON STOCK PRICES
                             -----------------------------------------
                                    HIGH                   LOW
                                    ($)                    ($)
                             -------------------    ------------------
CALENDAR 2002
First Quarter                       5.84                  4.77
Second Quarter                      6.54                  5.00
Third Quarter                       5.25                  4.04
Fourth Quarter                      4.27                  2.80

CALENDAR 2001
First Quarter                       9.50                  6.88
Second Quarter                      9.45                  5.50
Third Quarter                       7.10                  4.05
Fourth Quarter                      5.74                  4.16


         We have never paid a dividend, cash or otherwise, and do not intend to in the foreseeable future. The payment of future dividends will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements, restrictions in financing agreements, business conditions and other factors. See ITEMS 1 AND 2. --BUSINESS AND PROPERTIES--"FORWARD LOOKING INFORMATION AND RISK FACTORS--We do not intend to pay dividends and our ability to pay dividends is restricted ".

ITEM 6.  SELECTED FINANCIAL DATA
         The following table sets forth selected financial data regarding the Company as of and for each of the periods indicated. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto, which follow:

                                                                     Year Ended December 31,
                                         -------------------------------------------------------------------------------
                                             2002            2001(5)        2000 (1)        1999 (1)         1998 (1)
                                         ------------    ------------     -----------     ------------      ------------
                                                            (in thousands, except per share amounts)
OPERATIONAL DATA:
  Oil and natural gas revenue            $     20,911     $    29,811    $     23,774      $    14,486      $     15,463
  Operating expenses:
    Oil and natural gas operating
      expenses including production
      and ad valorem taxes                      3,831           5,001           3,955            3,039             3,376
    Depletion, depreciation and
      amortization                             10,427           9,378           7,641            8,512            10,002
    Impairment of oil and natural
      gas properties                               --              --              --               --            10,013
    Litigation settlement                          --           3,547              --               --                --
    General and administrative
      expenses                                  4,826           5,038           3,824            4,528             4,583
    Deferred compensation expense
      (2)                                         403           (497)           1,027              350               621
    Other charge                                   --              --              --            1,688             2,898
                                         ------------    ------------     -----------     ------------      ------------
      Total operating expenses                 19,487          22,467          16,447           18,117            31,493
                                         ------------    ------------     -----------     ------------      ------------
  Operating income (loss)                       1,424           7,344           7,327           (3,631)          (16,030)
    Interest expense, net                        (228)           (215)           (172)            (130)              (90)
    Interest income                                27             128              98               52               133
    Loss on sale of investment                     --              --            (355)              --                --
                                         ------------    ------------     -----------     ------------      ------------
  Income (loss) before income taxes
    and cumulative effect of
    accounting change                           1,223           7,257           6,898           (3,709)          (15,987)
    Income tax benefit (expense)                 (473)            819              --               --               983
                                         ------------    ------------     -----------     ------------      ------------
  Income (loss) before cumulative
    effect of accounting change                   750           8,076           6,898           (3,709)          (15,004)
    Cumulative effect of accounting
      change                                       --              --              --               --             1,781
                                         ------------    ------------     -----------     ------------      ------------
  Net income (loss)                      $        750     $     8,076     $     6,898      $    (3,709)      $   (13,223)
                                         ============     ===========     ===========      ===========       ===========
  Basic earnings (loss) per share:
    (3)
    Income (loss) before cumulative
      effect of accounting change        $       0.08     $      0.87     $      0.75      $     (0.43)      $     (1.93)
    Cumulative effect of accounting
      change                                       --              --              --               --              0.23
                                         ------------    ------------     -----------     ------------      ------------
    Basic earnings (loss) per share      $       0.08     $      0.87     $      0.75      $     (0.43)      $     (1.70)
                                         ============     ===========     ===========      ===========       ===========
  Diluted earnings (loss) per
    share: (3)
    Income (loss) before cumulative
      effect of accounting change        $       0.08     $      0.83     $      0.74      $     (0.43)      $     (1.93)
    Cumulative effect of accounting
      change                                       --              --              --               --              0.23
                                         ------------    ------------     -----------     ------------      ------------
    Diluted earnings (loss) per share    $       0.08     $      0.83     $      0.74      $     (0.43)      $     (1.70)
                                         ============     ===========     ===========      ===========       ===========
  Basic weighted average number of
    shares outstanding (3)                      9,384           9,281           9,183            8,680             7,759
  Diluted weighted average number
    of shares outstanding (3)                   9,606           9,728           9,330            8,680             7,759

SELECT CASH FLOW DATA:
    Net income (loss)                    $        750     $     8,076     $     6,898     $     (3,709)      $   (13,223)
    Interest expense                              228             215             172              130                90
    Income taxes                                  473            (819)             --               --              (983)
    Depletion, depreciation and
      amortization                             10,427           9,378           7,641            8,512            10,002
                                         ------------    ------------     -----------     ------------      ------------
  EBITDA(4)                                    11,878          16,850          14,711            4,933            (4,114)
    Other                                         259             (85)          1,265            1,048            10,139
    Net changes in working capital             (1,729)          5,386          (6,330)            (373)            5,686
                                         ------------    ------------     -----------     ------------      ------------
    Net cash provided by operating
      activities                         $     10,408     $    22,151     $     9,646     $      5,608      $     11,711
                                         ============     ===========     ===========     ============      ============


  Capital expenditures                   $    (19,610)    $   (28,989)    $   (10,718)      $  (14,588)      $   (34,824)
  Other investing activities                      355              --           5,323            7,329             6,835
                                         ------------     -----------     -----------       ----------       -----------
  Net cash used in investing
    activities                           $    (19,255)    $   (28,989)    $    (5,395)      $   (7,259)      $   (27,989)
                                         ------------     -----------     -----------       ----------       -----------
  Net cash provided by (used in)
    financing activities                 $     10,623     $     7,383     $    (4,003)      $    1,651       $    12,500
                                         ============     ===========     ===========       ==========       ===========

                                                                      As of December 31,
                                         ------------------------------------------------------------------------------
                                             2002            2001             2000             1999            1998
                                         -------------    ------------    -------------    -------------    -----------
                                                                        (in thousands)
SELECT BALANCE SHEET DATA:

  Working capital surplus (deficit)      $      3,311      $      682      $     2,879     $    (4,977)     $  (8,255)
  Property and equipment, net                  75,682          66,853           47,242           45,976         47,259
  Total assets                                 84,023          74,704           56,942           54,740         56,006
  Long-term debt, including current
    maturities                                 20,500          10,000            3,000            6,800         12,500
  Stockholders' equity                         58,533          58,099           50,129           42,174         36,956

      ---------------

(1) Certain prior year balances have been reclassified to conform to the current year presentation.
(2) Deferred compensation expense includes the amortization of compensation costs related to restricted stock grants and the non-cash charge or credit related to requirements under FASB Interpretation No. (FIN) 44, Accounting for Certain Transactions involving Stock Compensation. At December 31, 2000, a charge was required under FIN 44 when the daily average market price of our stock exceeded the strike price of certain options. At December 31, 2001, our daily average market price was below the strike price of these options and as a result, a credit was required to reduce compensation expense except as it related to repriced options exercised in 2001. During 2002, certain options and restricted stock were allowed to vest earlier than the original vesting date as part of a termination agreement. A charge under FIN 44 was required related to these transactions.
(3) Basic and diluted earnings (loss) per share has been computed based on the net income (loss) shown above and assuming the 4,701,361 shares of Common Stock issued in connection with the Combination (as defined below in ITEM
      7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--"General Overview") were outstanding for all periods prior to the Combination, effective March 3, 1997.
(4) EBITDA represents income (loss) before interest expense, income taxes, depletion, depreciation and amortization. Our management believes that EBITDA may provide additional information about our ability to meet our future requirements for debt service, capital expenditures and working capital. EBITDA is a financial measure commonly used in the oil and natural gas industry and should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Because EBITDA excludes some, but not all, items that affect net income, this measure may vary among companies. The EBITDA data presented above may not be comparable to a similarly titled measure of other companies.
(5) As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2001, we changed our method of accounting for derivative instruments.


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

         We have evolved over time from a prospect generation organization focused solely on high-risk, high-reward exploration to a team driven organization focused on a balanced program of exploration, exploitation, development and acquisition of oil and natural gas properties. Following a top-level management change in late 1998, a more disciplined style of business planning and management was integrated into our technology-driven drilling activities. We believe these changes in our strategy and business discipline will result in continued growth in reserves, production and financial strength.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Key estimates used by management include revenue and expense accruals, environmental costs, depreciation and amortization, asset impairment and fair values of assets acquired. Significant accounting policies that we employ are presented in the notes to the consolidated financial statements.

REVENUE RECOGNITION

         We recognize oil and natural gas revenue from our interests in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by us is not significantly different from our share of production.

OIL AND NATURAL GAS PROPERTIES

         Investments in oil and natural gas properties are accounted for using the full cost method of accounting. All costs associated with the exploration, development and acquisition of oil and natural gas properties, including salaries, benefits and other internal costs directly attributable to these activities are capitalized within a cost center. Our oil and natural gas properties are located within the United States of America that constitutes one cost center.

         In accordance with the full cost method of accounting, we capitalized a portion of interest expense on borrowed funds. Employee related costs that are directly attributable to exploration and development activities are also capitalized. These costs are considered to be direct costs based on the nature of their function as it relates to the exploration and development function.

         Oil and natural gas properties are amortized using the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs. Unevaluated properties are evaluated periodically for impairment on a property-by-property basis. If the results of an assessment indicated that an unproved property is impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs.

         In addition, the capitalized costs of oil and natural gas properties are subject to a "ceiling test," whereby to the extent that such capitalized costs subject to amortization in the full cost pool (net of depletion, depreciation and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to operations. Once incurred, an impairment of oil and natural gas properties is not reversible at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with our quarterly filings with the Securities and Exchange Commission. No adjustment related to the ceiling test was required during the years ended December 31, 2002, 2001, or 2000.

         Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. Abandonment of oil and natural gas properties are accounted for as adjustments of capitalize costs with no loss recognized.

OIL AND NATURAL GAS RESERVES

         There are uncertainties inherent in estimating oil and natural gas reserve quantities, projecting future production rates and projecting the timing of future development expenditures. In addition, reserve estimates of new discoveries are more imprecise than those of properties with a production history. Accordingly, the reserve estimates of new discoveries are subject to change as additional information becomes available. Proved reserves are the estimated quantities of crude oil, condensate and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions at the end of the respective years. Proved developed reserves are those reserves expected to be recovered through existing equipment and operating methods.

DERIVATIVES AND HEDGING ACTIVITIES

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

         We formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are expected to be highly effective in offsetting changes in cash flows of hedged transactions. In the event it is determined that the use of a particular derivative may not be or has ceased to be effective in pursuing a hedging strategy, hedge accounting is discontinued prospectively.

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

STOCK-BASED COMPENSATION

         We account for stock compensation plans under the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation expense is recognized for stock options that had an exercise price equal to the market value of their underlying common stock on the date of grant. As allowed by SFAS No. 123, "Accounting for Stock Based Compensation," we have continued to apply APB Opinion No. 25 for purposes of determining net income. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amend the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

         We are also subject to reporting requirements of FASB Interpretation No. (FIN) 44, "Accounting for Certain Transactions involving Stock Compensation" that requires a non-cash charge to deferred compensation expense if the market price of our common stock at the end of a reporting period is greater than the exercise price of certain stock options. After the first such adjustment is made, each subsequent period is adjusted upward or downward to the extent that the market price exceeds the exercise price of the options. The charge is related to non-qualified stock options granted to employees and directors in prior years conjunction with the repricing.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

REVENUE AND PRODUCTION

         Oil and natural gas revenue decreased 30% from $29.8 million in 2001 to $20.9 million in 2002. For 2002, natural gas production comprised 76% of total production and contributed 79% of total revenue, oil and condensate comprised 10% of total production and contributed 13% of total revenue, and NGL production comprised 14% of total production and contributed 8% of total revenue. For 2001, natural gas production comprised 86% of total production and 88% of total revenue, while oil and condensate production accounted for 10% of total production and 9% of revenue, and NGL production comprised 4% of total production and 3% of total revenue.

         The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the years ended December 31, 2002 and 2001.

                                                                                             2002 PERIOD COMPARED
                                                                                                 TO 2001 PERIOD
                                                                                        --------------------------------
                                                           DECEMBER 31,                    INCREASE         % INCREASE
                                                                                          (DECREASE)        (DECREASE)
                                                ------------------------------------
                                                   2002 (2)              2001
                                                ----------------    ----------------    ---------------     ------------
PRODUCTION VOLUMES:
  Natural gas (Mcf)                                   5,266,390           6,198,871          (932,481)         (15)%
  Oil and condensate (Bbls)                             119,527             115,728             3,799            3%
  Natural gas liquids (Bbls)                            161,301              45,701           115,600          253%
  Natural gas equivalent (Mcfe)                       6,951,357           7,167,445          (216,088)          (3)%
AVERAGE SALES PRICE:
  Natural gas ($ per Mcf)(1)
                                                $          3.14      $         4.23     $       (1.09)         (26)%
  Oil and condensate ($ per Bbl)                $         22.88      $        23.94     $       (1.06)          (4)%
  Natural gas liquids ($ per Bbl)               $         10.31      $        17.74     $       (7.43)         (42)%
  Natural gas equivalent ($ per Mcfe) (1)       $          3.01      $         4.16     $       (1.15)         (28)%
OPERATING REVENUE:
  Natural gas (1)                               $    16,513,096      $   26,229,567     $  (9,716,471)         (37)%
  Oil and condensate                                  2,734,491           2,770,825           (36,334)          (1)%
  Natural gas liquids                                 1,663,707             810,525           853,182          105%
                                                ---------------      --------------     -------------
Total (1)                                       $    20,911,294      $   29,810,917     $  (8,899,623)         (30)%
                                                ===============      ==============     =============

(1) Includes the effect of hedging.
(2) Results for 2002 were favorably impacted by the recognition in the second quarter of 2002 of revenue associated with underaccruals in prior periods. This adjustment resulted in 142 MMcfe of additional production and $577,200 additional revenue.

         Natural gas revenue decreased 37% from $26.2 million for the year ended December 31, 2001 to $16.5 million for 2002. Significantly lower realized prices coupled with a decline in production for the year were slightly offset by a lower realized hedge loss. The average natural gas sales price for production in 2002 was $3.20 per Mcf, exclusive of hedging activity, compared to $4.38 per Mcf for 2001, exclusive of hedging activity. This decrease in average price received resulted in decreased revenue of approximately $6.2 million (based on current year production). Included within natural gas revenue for the year ended December 31, 2002 and 2001 was $(0.3) million and $(0.9) million, respectively, representing losses from hedging activity. These losses decreased the effective natural gas sales price by $(0.06) per Mcf and $(0.15) per Mcf, for the years ended December 31, 2002 and 2001, respectively. For the year ended December 31, 2002, natural gas production decreased 15% from 17.0 Mcf/d in 2001 to 14.4 Mcf/d in 2002 due primarily to natural declines in production at our Austin Field and O'Connor Ranch properties, partially offset by increased production from new wells drilled in late 2001 and in 2002. This decrease in production compared to the prior year resulted in a decrease in revenue of approximately $4.1 million (based on 2001 comparable period prices).

         Revenue from the sale of oil and condensate totaled $2.7 million for the year ended December 31, 2002, a decrease of 1% from the prior year total of $2.8 million. The average realized price for oil and condensate for the year ended December 31, 2002 was $22.88 per barrel compared to $23.94 per barrel in 2001. Lower average prices for the year 2002 resulted in a decrease in revenue of approximately $127,300 (based on current year production). Production volumes for oil and condensate increased 3% to 327 Bbls/d for the year ended December 31, 2002 compared to 317 Bbls/d for the same prior year period. The increase in oil and condensate production resulted in an increase in revenue of approximately $91,000 (based on 2001 comparable period average prices).

         Revenue from the sale of NGLs totaled $1.7 million for the year ended December 31, 2002, an increase of 105% from the 2001 total of $0.8 million. Production volumes for NGLs increased 253%, from 125 Bbls/d for the year ended December 31, 2001 to 442 Bbls/d for the year ended December 31, 2002. The increase in NGL production increased revenue by $2.1 million (based on 2001 comparable period average prices). This increase in production was largely due to increased liquids processing stemming from Gato Creek Field (Webb County, Texas), an acquisition made in late 2001. Lower average realized prices for the year ended December 31, 2002 resulted in a decrease in revenue of $1.2 million (based on current year production). The average realized price for NGLs for the year ended December 31, 2002 was $10.31 per barrel compared to $17.74 per barrel for the same period in 2001.

COSTS AND OPERATING EXPENSES

         Operating expenses for the year ended December 31, 2002 totaled $2.2 million compared to $2.8 million in the same period of 2001, a decrease of 22%. Current year results were impacted by lower well control insurance and salt water disposal costs, partially offset by higher treating costs incurred in 2002 compared to the prior year. Operating expenses averaged $0.32 per Mcfe for the year ended December 31, 2002 compared to $0.39 per Mcfe for the prior year period.

         Severance and ad valorem taxes for the year ended December 31, 2002 decreased 26% from $2.2 million in 2001, to $1.6 million in 2002. Severance tax expense for 2002 was 39% lower than the prior year period as a result of lower revenue as well as severance tax exemption credits on certain properties. For the year ended December 31, 2002, severance tax expense was approximately 5.7% of total revenue compared to 6.5% of total revenue for the comparable 2001 period. Ad valorem costs, however, increased from approximately $222,000 in 2001 to over $419,000 in 2002 due primarily to additional costs on the Ibarra and La Jollo Parr properties as well as the Gato Creek properties which were acquired at year-end 2001. On an equivalent basis, severance and ad valorem taxes averaged $0.23 per Mcfe and $0.30 per Mcfe for the years ended December 31, 2002 and 2001, respectively.

         Depletion, depreciation and amortization expense ("DD&A") for the year ended December 31, 2002 totaled $10.4 million compared to $9.4 million for the year ended December 31, 2001. Full cost depletion on our oil and natural gas properties totaled $9.7 million for 2002 compared to $8.7 million in 2001. Depletion expense on a unit of production basis for the year ended December 31, 2002 was $1.40 per Mcfe, 15% higher than the 2001 rate of $1.22 per Mcfe. The higher depletion rate per Mcfe resulted in an increase in depletion expense of $1.2 million. For the year ended December 31, 2002, lower oil and natural gas production compared to the prior year period resulted in a decrease in depletion expense of $0.2 million. The increase in the depletion rate was primarily due to a higher amortizable base in 2002 compared to the prior year.

         In December 2001, we recorded costs of $3.5 million related to the settlement of our litigation with BNP.

         General and administrative expenses ("G&A") for the year ended December 31, 2002, excluding the deferred compensation expense discussed below, totaled $4.8 million, a 4% decrease from the 2001 total of $5.0 million, due primarily to bad debt expense of $525,000 reserved in 2001. In addition, 2002 salaries and benefits were seven percent lower than 2001 costs. Offsetting these lower costs were higher professional service fees (primarily legal costs and audit fees), higher officers and directors insurance costs and higher franchise taxes for 2002 compared to 2001. For the years ended December 31, 2002 and 2001, overhead reimbursement fees reduced G&A costs by $208,201 and $137,184, respectively. G&A on a unit of production basis for the year ended December 31, 2002 was $0.69 per Mcfe compared to $0.70 per Mcfe for the comparable 2001 period. We believe that lower lease costs for our new headquarters will have a positive impact on G&A in 2003. See Part I - Office and Equipment.

         Deferred compensation cost reported in accordance with FASB Interpretation No. (FIN) 44, Accounting for Certain Transactions involving Stock Compensation was a charge of $3,385 for the year ended December 31, 2002 compared to a credit of $(850,281) in the comparable prior year period. FIN 44 requires, among other things, a non-cash charge to compensation expense if the price of our common stock on the last trading day of a reporting period is greater than the exercise price of certain options. FIN 44 could also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of the prior period, but not below the exercise price of the options. We adjust deferred compensation expense upward or downward on a monthly basis based on the trading price at the end of each such period as necessary to comply with FIN 44. We are required to report under this rule as a result of non-qualified stock options granted to employees and directors in prior years and re-priced in May of 1999, as well as certain options newly issued in conjunction with the repricing.

         Also included in deferred compensation is amortization related to restricted stock awards granted during 2001 and 2002. For the years ended December 31, 2002 and 2001, such amortization totaled $399,249 and $353,371, respectively.

         Included in other income (expense) was interest expense of $227,759 for the year ended December 31, 2002 compared to $214,619 in the same 2001 period. Interest expense, including facility fees, was $766,693 for the year 2002 on weighted average debt of $15.4 million compared to interest expense of $137,623 on weighted average debt of approximately $0.7 million for the same prior year period. Capitalized interest for the year ended December 31, 2002 totaled $623,413 compared to $24,402 in the prior year. Also included in interest expense for the years ended December 31, 2002 and 2001 was $84,479 and $101,398, respectively, representing amortization of deferred loan costs associated with a new credit facility.

         Interest income totaled $26,954 for the year ended December 31, 2002 compared to $127,717 for the same period in 2001. The decrease in interest income is due primarily to the overall decrease in funds invested in overnight money market funds.

         An income tax provision was recorded for the year ended December 31, 2002 of $473,060. As of December 31, 2002, approximately $27.4 million of net operating loss carryforwards have been accumulated that begin to expire in 2012. For the year ended December 31, 2001, an income tax benefit of $818,897 was recorded as a result of reversing a valuation reserve. Currently, we do not anticipate a federal tax liability or making federal tax payments in 2003.

         For the year ended December 31, 2002, the Company had net income of $0.7 million, or $0.08 basic earnings per share, as compared to net income of $8.1 million, or $0.87 basic earnings per share, in 2001. Weighted average shares outstanding increased from approximately 9.3 million for the year ended December 31, 2001 to 9.4 million in the comparable 2002 period. The increase was due primarily to options exercised and vesting of restricted stock during 2002.


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


                                                                                              2001 PERIOD COMPARED
                                                                                                 TO 2000 PERIOD
                                                                                        --------------------------------
                                                            DECEMBER 31,                                         %
                                                ------------------------------------       INCREASE           INCREASE
                                                     2001                2000             (DECREASE)         (DECREASE)
                                                ----------------    ----------------    ---------------     ------------
PRODUCTION VOLUMES:
  Natural gas (Mcf)                                   6,198,871           5,206,236            992,635          19%
  Oil and condensate (Bbls)                             115,728              96,925             18,803          19%
  Natural gas liquids (Bbls)                             45,701              76,835            (31,134)        (41)%
  Natural gas equivalent (Mcfe)                       7,167,445           6,248,796            918,649          15%
AVERAGE SALES PRICE:
  Natural gas ($ per Mcf)(1)                    $          4.23      $         3.84     $         0.39          10%
  Oil and condensate ($ per Bbl)(1)             $         23.94      $        26.16     $        (2.22)         (8)%
  Natural gas liquids ($ per Bbl)               $         17.74      $        16.37     $         1.37           8%
  Natural gas equivalent ($ per Mcfe) (1)       $          4.16      $         3.80     $         0.36           9%
OPERATING REVENUE:
  Natural gas (1)                               $    26,229,567      $   19,980,704     $    6,248,863          31%
  Oil and condensate (1)                              2,770,825           2,536,028            234,797           9%
  Natural gas liquids                                   810,525           1,257,684           (447,159)        (36)%
                                                ----------------    ----------------    ---------------
Total (1)                                       $    29,810,917      $   23,774,416     $    6,036,501          25%
                                                ----------------    ----------------    ---------------

(1) Includes the effect of hedging.

         Natural gas revenue increased 31% from $20.0 million for the year ended December 31, 2000 to $26.2 million for 2001 due primarily to increased production and the favorable impact of higher natural gas prices. For the year ended December 31, 2001, natural gas production increased 19% from 14.2 Mcf/d in 2000 to 17.0 Mcf/d in 2001 resulting in an increase in revenue of approximately $4.1 million (based on 2000 comparable period prices). The average natural gas sales price for production in 2001 was $4.38 per Mcf, exclusive of hedging activity, compared to $4.14 per Mcf for 2000, exclusive of hedging activity. This increase in average price received resulted in increased revenue of approximately $1.5 million (based on current year production). Included within natural gas revenue for the year ended December 31, 2001 and 2000 was $(0.9) million and $(1.5) million, respectively, representing losses from hedging activity. These losses decreased the effective natural gas sales price by $(0.15) per Mcf and $(0.30) per Mcf, for the years ended December 31, 2001 and 2000, respectively.

         Revenue from the sale of oil and condensate totaled $2.8 million for the year ended December 31, 2001, an increase of 9% from the prior year total of $2.5 million. The year ended December 31, 2000 included net losses from oil hedge activity of $223,454. No oil hedges were in place for 2001. Production volumes for oil and condensate increased 19% to 317 Bbls/d for the year ended December 31, 2001 compared to 265 Bbls/d for the same prior year period. The increase in oil and condensate production caused an increase in revenue of approximately $535,300 (based on 2000 comparable period average prices before hedges). The average price received for oil and condensate for the year ended December 31, 2001 was $23.94 per barrel compared to $28.47 per barrel, excluding the impact of net oil hedge losses of $(2.31) per barrel, in 2000. Lower average prices for the year 2001 resulted in a decrease in revenue of $524,000 (based on current year production).

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

         General and administrative expenses ("G&A") for the year ended December 31, 2001, excluding the deferred compensation expense discussed below, totaled $5.0 million, a 32% increase from the 2000 total of $3.8 million. The increase in costs was due primarily to bad debt expense of $525,000 reserved in 2001 ($225,000 of which related to purchases by an Enron affiliate), costs of $100,000 to purchase options from a former employee, higher salaries and related benefits, and higher legal and audit fees. For the years ended December 31, 2001 and 2000, overhead reimbursement fees of approximately $137,200 and $120,300, respectively, reduced G&A costs. G&A on a unit of production basis for the year ended December 31, 2001 was $0.70 per Mcfe ($0.62 per Mcfe excluding the bad debt expense and the purchase of options) compared to $0.61 per Mcfe for the comparable 2000 period.

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

         Also included in deferred compensation is amortization related to restricted stock awards totaling $353,371 and $127,946 for the years ended December 31, 2001 and 2000, respectively.

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

         An income tax benefit was recorded for the year ended December 31, 2001 of $818,897. As of December 31, 2001, approximately $18.2 million of net operating loss carryforwards have been accumulated that begin to expire in 2012. Based on our year-end 2001 projections, we determined that we would fully realize our recorded tax assets. Accordingly, $818,897 in associated valuation reserves was reversed in 2001. Future financial statement income will necessitate income tax provisions at our effective rate. For the year ended December 31, 2000, no tax expense or benefit was recorded because an allowance was provided to offset the tax benefits of certain tax assets.

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

         On May 6, 1999, we completed a "Private Offering" of 1,400,000 shares of common stock at a price of $5.40 per share. We also issued warrants, which were purchased for $0.125 per warrant, to acquire an additional 420,000 shares of common stock at $5.35 per share and are exercisable through May 6, 2004. At our election, the warrants may be called at a redemption price of $0.01 per warrant at any time after any date at which the average daily per share closing bid price for the immediately proceeding 20 consecutive trading days exceeds $10.70. No warrants have been exercised as of December 31, 2002. Total proceeds, net of offering costs, were approximately $7.4 million of which $4.9 million was used to repay debt under our revolving credit facility in place at the time, with the remainder being utilized to satisfy working capital requirements and to fund a portion of our exploration program. Pursuant to the terms of the private placement, we filed a registration statement with the Commission registering the resale of the shares of Common Stock and the warrants sold in the private placement, as well as the resale of any shares of Common Stock issued pursuant to such warrants.

         We had cash and cash equivalents at December 31, 2002 of $2,568,176 consisting primarily of short-term money market investments, as compared to $793,287 at December 31, 2001. Working capital was $3.3 million as of December 31, 2002, as compared to $0.7 million at December 31, 2001.

         Cash flows provided by operating activities were $10.4 million, $22.2 million and $9.6 million, for the years ended December 31, 2002, 2001, and 2000, respectively. The decrease in cash flows provided by operating activities in 2002 compared to 2001 was due primarily to lower net income in 2002, a larger decrease in accrued liabilities for 2002 and a lower decrease in accounts receivable for 2002 compared to 2001. The significant increase in cash flows provided by operating activities for the year ended December 31, 2001 compared to 2000 was primarily due to higher net income in 2001, lower accounts receivable balance and higher accrued liabilities at December 31, 2001 compared to the prior year.

         We reinvest a substantial portion of our cash flows in our drilling, acquisition, land and geophysical activities. As a result, we used $19.3 million in investing activities during 2002. Capital expenditures of $19.6 million for the year ended December 31, 2002, were partially offset by $0.4 million in proceeds from the sale of oil and gas properties during 2002. Capital expenditures of $12.7 million were attributable to the drilling of 13 gross wells, 11 of which were successful. Acquisition costs totaled $1.4 million for the year ended December 31, 2002, and an additional $5.5 million in expenditures was attributable to land holdings, including $1.0 million for increased seismic data and other geological and geophysical expenditures. The remaining capital expenditures were associated with computer hardware and office equipment.

         During the year ended December 31, 2001, we used $29.0 million in investing activities, all of which were capital expenditures. Capital expenditures of $15.9 million were attributed to drilling 22 gross wells, 17 of which were successful. Acquisition costs totaled $6.7 million for the year ended December 31, 2001, and an additional $6.0 million was attributable to land holdings, including $2.6 million for seismic data and other geological and geophysical expenditures. The remaining capital expenditures were associated with computer hardware and office equipment.

         During the year ended December 31, 2000, we used $5.4 million of cash in investing activities including capital expenditures of approximately $10.7 million. Capital expenditures of $5.7 million were attributed to the drilling of 26 gross wells, 24 of which were successful. Capital expenditures of $3.2 million were attributable to increased land holdings and $1.8 million was attributable to increased seismic data and other geologic and geophysical expenditures. These expenditures were offset by proceeds from the sale of oil and natural gas properties of $1.8 million and net proceeds from the sale of our investment in Frontera of $3.5 million.

         We currently anticipate capital expenditures in 2003 to be approximately $15.3 million. Approximately $10.7 million is allocated to our expected drilling and production activities; $1.9 million is allocated to land and seismic activities; and $2.7 million relates to capitalized interest and G&A and other. We plan to fund these expenditures largely from cash flow from operations plus some modest incremental borrowings. We have not explicitly budgeted for acquisitions; however, we do expect to spend considerable effort evaluating acquisition opportunities. We expect to fund acquisitions through traditional reserve-based bank debt and/or the issuance of equity and, if required, through additional debt and equity financings.

         Cash flows provided by financing activities totaled $10.6 million for the year ended December 31, 2002 including $11.0 million in borrowings and $0.5 million in repayments under our current credit facility. In addition, we received $122,653 in proceeds from the issuance of common stock related to options exercised in 2002. Cash flows provided by financing activities in 2001 were $7.4 million, including borrowings of $11.0 million and repayments of $4.0 million under our credit facility. In addition, we received $390,421 in proceeds from the issuance of common stock related to options exercised in 2001. Cash flows used in financing activities in 2000 were $(4.0) million, including borrowings of $5.4 million and repayments of $9.2 million under our credit facility and the predecessor facility. We incurred loan costs of approximately $202,900 during 2000 in establishing our new credit facility.

         Due to our active exploration, development and acquisition activities, we have experienced and expect to continue to experience substantial working capital requirements. We intend to fund our 2003 capital expenditures, commitments and working capital requirements through cash flows from operations, and to the extent necessary other financing activities. The projected 2003 cash flows from operations are estimated to be sufficient to fund our budgeted exploration and development program. We believe we will be able to generate capital resources and liquidity sufficient to fund our capital expenditures and meet such financial obligations as they come due. In the event such capital resources are not available to us, our drilling and other activities may be curtailed. See ITEMS 1 AND 2.-- "BUSINESS AND PROPERTIES-- FORWARD LOOKING INFORMATION AND RISK FACTORS--Our operations have significant capital requirements."

CREDIT FACILITY

         In October 2000, the Company entered into a new credit facility (the "Credit Facility") with a bank. Borrowings under the Credit Facility bear interest at a rate equal to prime plus 0.50% or LIBOR plus 2.75%. As of December 31, 2002, $20.5 million in borrowings were outstanding under the Credit Facility. The Credit Facility matures October 6, 2004 and is secured by substantially all of the Company's assets.

         Originally the borrowing base under the Credit Facility was $5 million and was subject to automatic reductions at a rate of $300,000 per month beginning October 31, 2000. In March 2001, the Credit Facility was amended to increase the borrowing base to $14 million, and to eliminate the $300,000 per month automatic reduction. In January 2002, the borrowing base was increased to $18 million. In August 2002, the borrowing base was increased to $25 million. The borrowing base is expected to be redetermined in the first half of 2003.

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

CONTRACTUAL CASH OBLIGATIONS

         The following table summarizes our contractual cash obligations as of December 31, 2002 by payment due date:

                                      Less
                                     than 1       1-3        4-5      After 5
                           Total      Year       Years      Years      Years
                         --------    ------    ---------   -------    -------
                                            (In thousands)
Long-term debt           $ 20,500    $   --    $ 20,500    $    --    $    --
Operating leases            4,257       238       1,249        818      1,952
                         --------    ------    --------    -------    -------
Total contractual cash
  obligations            $ 24,757    $  238    $ 21,749    $   818    $ 1,952
                         ========    ======    ========    =======    =======

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. The statement supersedes Accounting Principals Board, ("APB"), Opinion No. 17, "Intangible Assets," and carries forward provisions in APB Opinion No. 17 related to internally developed intangible assets. Under this statement, goodwill is no longer to be amortized but is subject to annual impairment analysis. We adopted this statement as of January 1, 2002, and we do not have any goodwill or intangible assets recorded as of December 31, 2002.

         In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, therefore we have adopted SFAS No. 143 effective January 1, 2003 using a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. We currently do not include dismantlement and abandonment costs in the depletion calculation as the vast majority of our properties are onshore and the salvage value of the tangible equipment typically offsets our dismantlement and abandonment costs. This standard will require us to record a liability for the fair value of our dismantlement and abandonment costs, excluding salvage values. We expect that the adoption of the statement will result in the recognition of additional liabilities related to asset retirement obligations of approximately $1.1 million.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes one accounting model for long-lived assets to be disposed of by sale as well as resolves implementation issues related to SFAS No. 121. The standard also expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 effective January 1, 2002. Because we have elected the full-cost method of accounting for oil and gas exploration and development activities, the impairment provisions of SFAS No. 144 do not apply to our oil and gas assets, which are instead subject to ceiling limitations. For our non-oil and gas assets, the adoption of SFAS No. 144 did not have a material impact on the consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after January 1, 2003. We do not expect that adoption of this statement will have a material impact on our future financial condition or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of disposal activities, including restructuring activities that are currently covered in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Activity." The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002.

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions--an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9". SFAS No. 147 provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. The provisions of SFAS No. 147 are effective for acquisitions occurring or after October 1, 2002. We did not participate in any applicable activities as of and for the period ending December 31, 2002.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", an amendment of FASB Statement No. 123, "Accounting for Stock Based Compensation," ("SFAS No. 123"), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. As allowed by SFAS No. 123, we have continued to apply APB Opinion No. 25 for purposes of determining net income and to present the pro forma disclosure required by SFAS No. 123.

         We do not expect the adoption of any of the above-mentioned standards to have a material effect on our consolidated financial statements.

HEDGING ACTIVITIES

         In March 2002, we purchased a floor on 18,000 MMbtus per day at $2.65 per MMbtu for the period April 1, 2002 through June 30, 2002, at a cost of $163,800. On August 22, 2002, we entered into a price swap on 5,000

MMbtus per day at $3.59 per MMbtu for the period September 1, 2002 through December 31, 2002. On August 23, 2002, we entered into a second price swap on an additional 5,000 MMbtus per day at $3.685 per MMbtu for the period September 1, 2002 through December 31, 2002.

         In October 2002, we entered into a natural gas collar that covered 10,000 MMbtus per day for the period January 1, 2003 to December 31, 2003 at a floor of $4.00 per MMbtu and a ceiling of $4.25 per MMbtu. At December 31, 2002, the market value of outstanding hedges was approximately $(1.3) million and is included in accrued liabilities.

         Due to the instability of oil and natural gas prices, we have entered into, from time to time, price risk management transactions (e.g., swaps, collars and floors) for a portion of our oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits our ability to benefit from increases in the price of oil and natural gas, it also reduces our potential exposure to adverse price movements. Our hedging arrangements, to the extent we enter into any, apply to only a portion of our production and provide only partial price protection against declines in oil and natural gas prices and limits our potential gains from future increases in prices. Our Board of Directors sets all of our hedging policies, including volumes, types of instruments and counter parties, on a quarterly basis. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation and concurrence by the President and Chairman of the Board. We account for these transactions as hedging activities and, accordingly, realized gains and losses are included in oil and natural gas revenue during the period the hedged transactions occur. See ITEMS 1 AND 2. - "Business and Properties - Marketing."

TAX MATTERS

         At December 31, 2002, we have cumulative net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $27.4 million that will begin to expire in 2012. We anticipate that all of these NOLs will be utilized in connection with federal income taxes payable in the future. NOLs assume that certain items, primarily intangible drilling costs have been written off for tax purposes in the current year. However, we have not made a final determination if an election will be made to capitalize all or part of these items for tax purposes in the future.


ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from changes in interest rates and commodity prices. We use a credit facility, which has a floating interest rate, to finance a portion of our operations. We are not subject to fair value risk resulting from changes in our floating interest rates. The use of floating rate debt instruments provide a benefit due to downward interest rate movements but does not limit us to exposure from future increases in interest rates. Based on the year-end December 31, 2002 outstanding borrowings and a floating interest rate of 3.88%, a 10% change in interest rate would result in an increase or decrease of interest expense of approximately $75,900 on an annual basis.

         In the normal course of business we enter into hedging transactions, including commodity price collars, swaps and floors to mitigate our exposure to commodity price movements, but not for trading or speculative purposes. During October 2002, due to the instability of prices and to achieve a more predictable cash flow, we put in place a natural gas collar for a portion of our 2003 production. While the use of these arrangements may limit the benefit to us of increases in the price of oil and natural gas, it also limits the downside risk of adverse price movements. The natural gas collar covers 10,000 MMbtu per day for the period January 1, 2003 to December 31, 2003 at a floor of $4.00 per MMbtu and ceiling of $4.25 per MMbtu. At December 31, 2002, the fair value of the outstanding hedge was approximately $(1.3) million. A 10% change in the gas price per MMbtu, as long as the price is either above the ceiling or below the floor price would cause the fair value total of the hedge to increase or decrease by approximately $1.7 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Consolidated Financial Statements and Supplementary information listed in the accompanying Index to Consolidated Financial Statements and Supplementary Information on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         As noted in the Company's Current Report on Form 8-K filed on July 18, 2002, the Company dismissed its independent accountant, Arthur Andersen LLP, and engaged KPMG LLP as its new independent accountant and auditor. The decision to engage KPMG LLP and dismiss Arthur Andersen LLP was recommended by the Audit Committee and approved by the Board of Directors.

         None of the reports of Arthur Andersen LLP on the financial statements of the Company during their engagement contained an adverse opinion or was qualified or modified as to uncertainty, audit scope or accounting principles. Further, during the Company's fiscal year ended December 31, 2001 and for the period from January 1, 2002 to July 18, 2002, there were no disagreements between the Company and Arthur Andersen LLP on any matter of accounting principles, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused them to make reference to the subject matter of the disagreements in connection with their report on the financial statements for such years. There were no reportable events (as defined in Regulation S-K, Item 304(a)(1)(v)) during the Company's fiscal year ended December 31, 2001 and for the period from January 1, 2002 to July 18, 2002. During the Company's fiscal year ended December 31, 2001 and for the period from January 1, 2002 to July 18, 2002, the Company did not consult with KPMG LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

         Subsequent to the appointment of KPMG and prior to the issuance of their 2002 report, the Company requested that KPMG perform a re-audit of the Company's consolidated financial statements for the fiscal year ended December 31, 2001. The re-audit was completed in March 2003, and KPMG's report dated March 14, 2003, which includes the 2001 period in its scope and was unmodified, is included herein.

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

         None of the reports of Deloitte & Touche LLP on the financial statements of the Company during their engagement contained an adverse opinion or was qualified or modified as to uncertainty, audit scope or accounting principles. Further, during the Company's fiscal year ended December 31, 2000 and for the period from January 1, 2001 to October 4, 2001, there were no disagreements between the Company and Deloitte & Touche LLP on any matter of accounting principles, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused them to make reference to the subject matter of the disagreements in connection with their report on the financial statements for such years. There were no reportable events (as defined in Regulation S-K, Item 304(a)(1)(v)) during the Company's fiscal year ended December 31, 2000 and for the period from January 1, 2001 to October 4, 2001. During the Company's fiscal year ended December 31, 2000 and for the period from January 1, 2001 to October 4, 2001, the Company did not consult with Arthur Andersen LLP or KPMG LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information regarding directors and executive officers required under ITEM 10 will be contained within the definitive Proxy Statement for the Company's 2003 Annual Meeting of Shareholders (the "Proxy Statement") under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 2002. Pursuant to
Item 401(b) of Regulation S-K certain of the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION

          The information required by ITEM 11 will be contained in the Proxy Statement under the heading "Executive Compensation, Other Information and Related Stockholder Matters" and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by ITEM 12 will be contained in the Proxy Statement under the headings "Security Ownership of Management and Certain Beneficial Owners" and "Equity Compensation Plan Information" is incorporated herein by reference.


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

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

+4.2          --  Amendment No. 1 and Waiver dated as of November 11, 2001 by and among the lenders party to the Second Amended and Restated
                  Credit Agreement dated October 6, 2000 ("Lenders"), Union Bank of California, N.A., a national banking association, as agent for such Lenders, Edge Petroleum Corporation, Edge Petroleum
                  Exploration Company, and Edge Petroleum Operating Company,
                  Inc. (collectively, the "Borrowers"), as borrowers under the Second Amended and Restated Credit Agreement. (Incorporated by
                  Reference from exhibit 4.2 to the Company's Annual Report on Form 10K for the annual period ended December 31, 2001).

*4.3          --  Amendment No. 2 dated as of May 29, 2002 by and among the lenders party to the Second Amended and Restated Credit
                  Agreement dated October 6, 2000 ("Lenders"), Union Bank of
                  California, N.A., a national banking association, as agent for such Lenders, Edge Petroleum Corporation, Edge Petroleum
                  Exploration Company, and Edge Petroleum Operating Company,
                  Inc. (collectively, the "Borrowers"), as borrowers under the Second Amended and Restated Credit Agreement.

*4.4          --  Amendment No. 3 dated as of August 8, 2002 by and among the lenders party to the Second Amended and Restated Credit
                  Agreement dated October 6, 2000 ("Lenders"), Union Bank of
                  California, N.A., a national banking association, as agent for such Lenders, Edge Petroleum Corporation, Edge Petroleum
                  Exploration Company, and Edge Petroleum Operating Company,
                  Inc. (collectively, the "Borrowers"), as borrowers under the Second Amended and Restated Credit Agreement.

+4.5          --  Letter Agreement dated October 31, 2000 by and between Edge
                  Petroleum Corporation, Edge Petroleum Exploration Company and
                  Edge Petroleum Operating Company, Inc. (collectively, the
                  "Borrowers") and Union Bank Of California, N.A., a national banking association, as Agent for itself and as lender.
                  (Incorporated by Reference from exhibit 4.6 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  September 31, 2000).

+4.6          --  Letter Agreement dated March 23, 2001 by and between Edge
                  Petroleum Corporation, Edge Petroleum Exploration Company and
                  Edge Petroleum Operating Company, Inc. (collectively, the
                  "Borrowers") and Union Bank Of California, N.A., a national banking association, as Agent for itself and as lender.
                  (Incorporated by Reference from exhibit 4.5 to the Company's
                  Annual Report on Form 10K for the annual period ended December
                  31, 2000).

+4.7          --  Letter Agreement dated September 21, 2001 by and between
                  Edge Petroleum Corporation, Edge Petroleum Exploration Company and Edge Petroleum Operating Company, Inc. (collectively, the
                  "Borrowers") and Union Bank Of California, N.A., a national banking association, as Agent for itself and as lender.
                  (Incorporated by Reference from exhibit 4.6 to the Company's
                  Quarterly Report on Form 10Q for the quarterly period ended
                  September 30, 2001).

+4.8          --  Letter Agreement dated January 18, 2002 by and between Edge
                  Petroleum Corporation, Edge Petroleum Exploration Company and
                  Edge Petroleum Operating Company, Inc. (collectively, the
                  "Borrowers") and Union Bank Of California, N.A., a national banking association, as Agent for itself and as lender.
                  (Incorporated by Reference from exhibit 4.6 to the Company's
                  Annual Report on Form 10K for the annual period ended December
                  31, 2001).

+4.9          --  Letter Agreement dated August 9, 2002 by and between Edge
                  Petroleum Corporation, Edge Petroleum Exploration Company and
                  Edge Petroleum Operating Company, Inc. (collectively, the
                  "Borrowers") and Union Bank Of California, N.A., a national banking association, as Agent for itself and as lender.
                  (Incorporated by Reference from exhibit 4.7 to the Company's
                  Quarterly Report on Form 10Q for the quarterly period ended
                  June 30, 2002).

+4.10         --  Common Stock Subscription Agreement dated as of April 30,
                  1999 between the Company and the purchasers named therein
                  (Incorporated by reference from exhibit 4.5 to the Company's
                  Quarterly Report on Form 10-Q/A for the quarter ended March
                  31, 1999).

+4.11         --  Warrant Agreement dated as of May 6, 1999 between the Company and the Warrant holders named therein (Incorporated by reference from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999).

+4.12         --  Form of Warrant for the purchase of the Common Stock
                  (Incorporated by reference from the Common Stock Subscription
                  Agreement from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999).

+10.1         --  Joint Venture Agreement between Edge Joint Venture II and
                  Essex Royalty Limited Partnership II, dated as of May 10, 1994
                  (Incorporated by reference from exhibit 10.2 to the Company's
                  Registration Statement on Form S-4 (Registration No.
                  333-17269)).

+10.2         --  Joint Venture Agreement between Edge Joint Venture II and
                  Essex Royalty Limited Partnership, dated as of April 11, 1992
                  (Incorporated by reference from exhibit 10.3 to the Company's
                  Registration Statement on Form S-4 (Registration No.
                  333-17269)).

*10.2         --  Amendment dated August 21, 2000 to the Joint Venture
                  Agreement between Edge Joint Venture II and Essex Royalty
                  Limited Partnership II, dated as of May 10, 1994.

*10.3         --  Amendment dated August 21, 2000 to the Joint Venture
                  Agreement between Edge Joint Venture II and Essex Royalty
                  Limited Partnership, dated as of April 11, 1992.

*10.4         --  Letter Agreement between Edge Petroleum Corporation and Essex
                  Royalty Limited Partnership,  dated as of July 30, 2002.

+10.5         --  Form of Indemnification Agreement between the Company and each of its directors  (Incorporated by reference from exhibit 10.7 to the Company's Registration Statement on Form S-4
                  (Registration No. 333-17269)).

+10.6         --  Stock Option Plan of Edge Petroleum Corporation, a Texas
                  corporation (Incorporated by reference from exhibit 10.13 to the Company's Registration on Form S-4 (Registration No.
                  333-17269)).

+10.7         --  Employment Agreement dated as of November 16, 1998, by and between the Company John W. Elias. (Incorporated by reference from 10.12 to the Company's Annual on Form 10-K for the year ended December 31, 1998).

*10.8         --  Incentive Plan of Edge Petroleum Corporation as Amended and
                  Restated Effective as of February 20, 2003.

+10.9         --  Edge Petroleum Corporation Incentive Plan "Standard
                  Non-Qualified Stock Option Agreement" by and between Edge
                  Petroleum Corporation and the Officers named therein.
                  (Incorporated by reference from exhibit 10.2 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  September 30, 1999).

+10.10        --  Edge Petroleum Corporation Incentive Plan "Director
                  Non-Qualified Stock Option Agreement" by and between Edge
                  Petroleum Corporation and the Directors named therein.
                  (Incorporated by reference from exhibit 10.3 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  September 30, 1999).

+10.11        --  Form of Employee Restricted Stock Award Agreement under the
                  Incentive Plan of Edge Petroleum Corporation (Incorporated by
                  Reference from exhibit 10.15 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1999).

+10.12        --  Edge Petroleum Corporation Amended and Restated Elias Stock
                  Incentive Plan. (Incorporated by reference from exhibit 4.5 to the Company's Registration on Form S-8 filed May 30, 2001
                  (Registration No. 333-61890)).

+10.13        --  Form of Edge Petroleum Corporation John W. Elias Non-Qualified
                  Stock Option Agreement (Incorporated by reference from exhibit
                  4.6 to the Company's Registration Statement on Form S-8 filed
                  May 30, 2001 (Registration No. 333-61890)).


*21.1         --  Subsidiaries of the Company.
*23.1         --  Consent of KPMG LLP, independent auditors.
*23.2         --  Consent of Deloitte & Touche LLP.
*23.3         --  Consent of Ryder Scott Company.

*99.1         --  Summary of Reserve  Report of Ryder Scott Company Petroleum
                  Engineers as of December 31, 2002 (included as an appendix to Form 10-K).

*99.2         -- Certification by John W. Elias, Chief Executive Officer,
                  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*99.3         -- Certification by Michael G. Long , Chief Financial and
                  Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).


* Filed herewith.
+ Incorporated by reference as indicated.

(b) Reports on Form 8-K: The Company filed the following reports on Form 8-K during the quarter ended December 31, 2002:

    None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           EDGE PETROLEUM CORPORATION

      /S/ John W. Elias
------------------------------
       John W. Elias
 Chief Executive Officer and
    Chairman of the Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    /S/ John W. Elias                               Date:  March 27, 2003
------------------------------                      ---------------------
      John W. Elias
 Chief Executive Officer and
   Chairman of the Board
 (Principal Executive Officer)


     /S/ Michael G. Long                            Date:  March 27, 2003
------------------------------                      ---------------------
      Michael G. Long
 Senior Vice President and
  Chief Financial Officer
 (Principal Financial and
Principal Accounting Officer)

     /S/ Thurmon Andress                            Date:  March 27, 2003
------------------------------                      ---------------------
       Thurmon Andress
          Director


     /S/ Vincent Andrews                            Date:  March 27, 2003
------------------------------                      ---------------------
        Vincent Andrews
            Director


    /S/ Joseph R. Musolino                          Date:  March 27, 2003
------------------------------                      ---------------------
      Joseph R. Musolino
           Director


                                                    Date:
------------------------------                      ---------------------
       Nils P. Peterson
           Director


    /S/ Stanley S. Raphael                          Date:  March 27, 2003
------------------------------                      ---------------------
     Stanley S. Raphael
          Director


     /S/ John Sfondrini                             Date:  March 27, 2003
------------------------------                      ---------------------
       John Sfondrini
         Director


    /S/ Robert W. Shower                            Date:  March 27, 2003
------------------------------                      ---------------------
       Robert W. Shower
           Director


     /S/ David F. Work                              Date:  March 27, 2003
------------------------------                      ---------------------
        David F. Work
          Director

                                 CERTIFICATIONS

                           Principal Executive Officer



      I, John W. Elias, certify that:



1.       I have reviewed this annual report on Form 10-K of Edge Petroleum
         Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date:    March 27, 2003               /s/ John W. Elias
                                     ------------------------------------------
                                                  John W. Elias

                                       President, Chief Executive Officer
                                            and Chairman of the Board
                                     Principal Financial and Accounting Officer

      I, Michael G. Long, certify that:



1.       I have reviewed this annual report on Form 10-K of Edge Petroleum
         Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date:    March 27, 2003               /s/ Michael G. Long
                                    -------------------------------------------
                                                  Michael G. Long
                                     Senior Vice President and Chief Financial
                                               and Accounting Officer

                           EDGE PETROLEUM CORPORATION

    Index to Consolidated Financial Statements and Supplementary Information


CONSOLIDATED FINANCIAL STATEMENTS

Audited Financial Statements:
Independent Auditors' Report - 2002 and 2001                              F-2

Independent Auditors' Report - 2000                                       F-3

Consolidated Balance Sheets as of December 31, 2002 and 2001              F-4

Consolidated Statements of Operations for the Years Ended
  December 31, 2002, 2001 and 2000                                        F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2002, 2001 and 2000                                        F-6

Consolidated Statements of Stockholders' Equity for the Years Ended
  December 31, 2002, 2001 and 2000                                        F-7

Notes to Consolidated Financial Statements                                F-8

Unaudited Information:
  Supplementary Information to Consolidated Financial Statements          F-24

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Independent Auditors' Report on Consolidated Financial
  Statement Schedule                                                      F-28

Schedule II - Valuation and Qualifying Accounts and Reserves              F-29


         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Edge Petroleum Corporation:

We have audited the accompanying consolidated balance sheets of Edge Petroleum Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the two-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Edge Petroleum Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments.


                                                               KPMG LLP

Houston, Texas
March 14, 2003

INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors,
Edge Petroleum Corporation
Houston, Texas


We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Edge Petroleum Corporation (a Delaware Corporation) (the "Company") for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all materials respects, the Company's results of operations and cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

March 19, 2001

EDGE PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                                                DECEMBER 31,
                                                                                  -----------------------------------------
                                                                                         2002                   2001
                                                                                  -----------------        ----------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                       $     2,568,176          $      793,287
    Accounts receivable, trade, net of allowance of $525,248 as of
      December 31, 2002 and 2001                                                          4,259,607               5,184,522
    Accounts receivable, joint interest owners, net of allowance of
      $82,000 and $163,000 as of December 31, 2002 and 2001, respectively                   208,446                 322,001
    Current deferred tax asset                                                              832,343                 337,580
    Other current assets                                                                    430,930                 649,566
                                                                                    ---------------          --------------
                                                                                          8,299,502               7,286,956
        Total current assets

PROPERTY AND EQUIPMENT, Net - full cost method of accounting for oil and
  natural gas properties                                                                 75,681,772              66,853,094

DEFERRED TAX ASSET                                                                           41,338                 556,317

OTHER ASSETS                                                                                     --                   7,788
                                                                                   ----------------          --------------
                                                                                   $     84,022,612          $   74,704,155
TOTAL ASSETS
                                                                                   ================          ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable, trade                                                        $      1,533,972          $    1,412,451
    Accrued liabilities                                                                   2,033,802               5,192,440
    Derivative financial instrument                                                       1,293,840                      --
    Accrued interest payable                                                                127,698                      --
                                                                                   ----------------          --------------

        Total current liabilities                                                         4,989,312               6,604,891

LONG-TERM DEBT                                                                           20,500,000              10,000,000
                                                                                   ----------------          --------------
                                                                                         25,489,312              16,604,891
        Total liabilities
                                                                                   ----------------          --------------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value; 5,000,000 shares authorized; none
      issued and outstanding                                                                     --                      --
    Common stock, $0.01 par value; 25,000,000 shares authorized; 9,416,254 and 9,305,079 shares issued and outstanding at December 31, 2002 and
      2001, respectively                                                                     94,163                  93,051
    Additional paid-in capital                                                           56,663,626              56,139,451
    Retained earnings                                                                     2,616,507               1,866,762
    Accumulated other comprehensive loss                                                  (840,996)                      --
                                                                                   ----------------          --------------

        Total stockholders' equity                                                       58,533,300              58,099,264
                                                                                   ----------------          --------------
                                                                                 $       84,022,612      $       74,704,155
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                 ==================      ==================

        See accompanying notes to the consolidated financial statements.

EDGE PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                                                   YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------------------------
                                                                      2002                  2001                  2000
                                                                ------------------    ------------------    ------------------
                                                                $      20,911,294      $     29,810,917      $     23,774,416
OIL AND NATURAL GAS REVENUE

OPERATING EXPENSES:
    Oil and natural gas operating expenses including
      production and ad valorem taxes                                   3,831,590             5,000,666             3,954,938
    Depletion, depreciation and amortization                           10,426,667             9,377,974             7,640,778
    Litigation settlement                                                      --             3,546,645                    --
    General and administrative expenses                                 4,826,793             5,038,050             3,824,385
    Deferred compensation expense - restricted stock                      399,249               353,371               127,946
    Deferred compensation expense - repriced options                        3,385              (850,281)              899,548
                                                                -----------------      ----------------      ----------------

        Total operating expenses                                       19,487,684            22,466,425            16,447,595
                                                                -----------------      ----------------      ----------------
                                                                        1,423,610             7,344,492             7,326,821
OPERATING INCOME

OTHER INCOME AND (EXPENSE):
    Interest expense, net of amounts capitalized                         (227,759)             (214,619)             (171,783)
    Interest income                                                        26,954               127,717                97,860
    Loss on sale of investment in Frontera                                     --                    --              (354,733)
                                                                -----------------      ----------------      ----------------
                                                                        1,222,805             7,257,590             6,898,165
INCOME BEFORE INCOME TAXES

INCOME TAX BENEFIT (EXPENSE)                                             (473,060)              818,897                    --
                                                                -----------------      ----------------      ----------------
                                                                          749,745             8,076,487             6,898,165
NET INCOME

OTHER COMPREHENSIVE INCOME:
  Cumulative effect transition adjustment                                      --            (1,137,221)                   --
  Realization of hedging losses                                                --               937,120                    --
  Change in fair value of hedging instruments                            (840,996)              200,101                    --
                                                                -----------------      ----------------      ----------------
    Other comprehensive income (loss)                                    (840,996)                   --                    --
                                                                -----------------      ----------------      ----------------

COMPREHENSIVE INCOME (LOSS)                                     $         (91,251)     $      8,076,487      $      6,898,165
                                                                =================      ================      ================

EARNINGS PER SHARE:
    Basic earnings per share                                    $            0.08      $           0.87      $           0.75
                                                                =================      ================      ================
    Diluted earnings per share                                  $            0.08      $           0.83      $           0.74
                                                                =================      ================      ================

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING              9,384,097             9,280,605             9,182,737
                                                                =================      ================      ================

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                                           9,605,571             9,728,228             9,330,049
                                                                =================      ================      ================

        See accompanying notes to the consolidated financial statements.

EDGE PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                                   YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------------------------
                                                                      2002                  2001                  2000
                                                                -----------------      ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $         749,745      $      8,076,487      $      6,898,165
  Adjustments to reconcile net income to net cash
     provided by operating activities:
    Depletion, depreciation and amortization                           10,426,667             9,377,974             7,640,778
    Amortization of deferred loan costs                                    84,479               101,398                24,720
    Deferred tax provision (benefit)                                      473,060              (818,897)                   --
    Non-cash compensation expense                                         402,634             (496,910)             1,057,494
    Bad debt expense                                                           --               525,248                    --
    Loss on sale of investment in Frontera                                     --                    --               354,733
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable, trade                     924,915             3,043,101            (5,263,162)
    Decrease in accounts receivable, joint interest owners                113,555                69,933               845,572
    (Increase) decrease in other assets                                   141,945              (519,322)               40,791
    Increase (decrease) in accounts payable, trade                        121,521               135,011               (13,904)
    Increase (decrease) in accrued interest payable                       127,698               (50,385)               34,016
    Increase (decrease) in accrued liabilities                         (3,158,638)            2,707,575            (1,973,616)
                                                                -----------------      ----------------      ----------------
      Net cash provided by operating activities                        10,407,581            22,151,213             9,645,587
                                                                -----------------      ----------------      ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of prospects, property and equipment                       (19,609,639)          (28,988,659)          (10,717,839)
  Proceeds from the sale of prospects and oil and natural
    gas properties                                                        354,294                    --             1,810,659
  Proceeds from the sale of our investment in Frontera,
    net                                                                        --                    --             3,512,500
                                                                -----------------      ----------------      ----------------
      Net cash used in investing activities                           (19,255,345)          (28,988,659)           (5,394,680)
                                                                -----------------      ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from long-term debt                                       11,000,000            11,000,000             5,350,000
  Payments on long-term debt                                             (500,000)           (4,000,000)           (9,150,000)
  Net proceeds from issuance of common stock                              122,653               390,421                    --
  Loan costs                                                                   --                (7,669)             (202,926)
                                                                -----------------      ----------------      ----------------
      Net cash provided by (used in) financing activities              10,622,653             7,382,752            (4,002,926)
                                                                -----------------      ----------------      ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               1,774,889               545,306               247,981
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              793,287               247,981                    --
                                                                -----------------      ----------------      ----------------
CASH AND CASH EQUIVALENTS, END OF YEAR                          $       2,568,176      $        793,287      $        247,981
                                                                =================      ================      ================

        See accompanying notes to the consolidated financial statements.

EDGE PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

                                                                                      Accumulated        Unearned
                                                    Additional       Retained            Other         Compensation -     Total
                                                     Paid-in         Earnings        Comprehensive      Restricted     Stockholders'
                          Shares      Amount         Capital         (Deficit)       Income (Loss)        Stock           Equity
                         ---------  ----------    -------------   --------------    --------------    --------------  --------------
BALANCE,                 9,182,023  $  91,820     $ 55,223,901    $  (13,107,890)   $           --    $      (34,224) $  42,173,607
   DECEMBER 31, 1999
  Forfeitures of
   restricted
   common stock            (5,600)        (56)         (11,472)               --                --            11,528             --
  Issuance of
   common stock              9,648         97           29,903                --                --                --         30,000
  Deferred
   compensation
   expense -
   restricted stock             --         --          105,250                --                --            22,696        127,946
  Deferred
   compensation
   expense -
   repriced options             --         --          899,548                --                --                --        899,548
  Net income                    --         --               --         6,898,165                --                --      6,898,165
                         ---------  ---------    -------------    --------------    --------------    --------------  -------------
BALANCE,                 9,186,071     91,861       56,247,130        (6,209,725)               --                --     50,129,266
   DECEMBER 31, 2000
  Issuance of              119,008      1,190          389,231                --                --                --        390,421
   common stock
  Deferred
   compensation
   expense -
   restricted stock             --         --          353,371                --                --                --        353,371
  Deferred
   compensation
   expense -
   repriced options             --         --         (850,281)               --                --                --       (850,281)
  Transition
   adjustment                   --         --               --                --        (1,137,221)               --     (1,137,221)
  Realization of
   hedging loss                 --         --               --                --           937,120                --        937,120
  Change in
   valuation of
   hedging
   instruments                  --         --               --                --           200,101                --        200,101
  Net income                    --         --               --         8,076,487                --                --      8,076,487
                         ---------  ---------    -------------    --------------    --------------    --------------  -------------
BALANCE,                 9,305,079     93,051       56,139,451         1,866,762                --                --     58,099,264
   DECEMBER 31, 2001
  Issuance of              111,175      1,112          121,541                --                --                --        122,653
   common stock
  Deferred
   compensation
   expense -
   restricted stock             --         --          399,249                --                --                --        399,249
  Deferred
   compensation
   expense -
   repriced options             --         --            3,385                --                --                --          3,385
  Change in
   valuation of
   hedging
   instruments                  --         --               --                --          (840,996)               --       (840,996)
  Net income                    --         --               --           749,745                --                --        749,745
                         ---------  ---------     ------------    --------------     -------------     -------------  -------------
BALANCE,
 DECEMBER 31, 2002       9,416,254  $  94,163     $ 56,663,626    $    2,616,507     $    (840,996)    $          --  $  58,533,300
                         =========  =========     ============    ==============     =============     =============  =============

        See accompanying notes to the consolidated financial statements.

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND NATURE OF OPERATIONS

      GENERAL - Edge Petroleum Corporation (the "Company") was organized as a Delaware corporation in August 1996 in connection with its initial public offering and the related combination of certain entities that held interests in Edge Joint Venture II (the "Joint Venture") and certain other oil and natural gas properties; herein referred to as the "Combination". In a series of combination transactions the Company issued an aggregate of 4,701,361 shares of common stock and received in exchange 100% of the ownership interests in the Joint Venture and certain other oil and natural gas properties. In March 1997, and contemporaneously with the Combination, the Company completed the initial public offering of 2,760,000 shares of its common stock (the "Offering") generating proceeds of approximately $40 million, net of expenses.

     NATURE OF OPERATIONS - The Company is an independent energy company engaged in the exploration, development, acquisition and production of oil and natural gas. The Company conducts its operations primarily along the onshore United States Gulf Coast, with its primary emphasis in South Texas and Louisiana. During 2001, the Company added a new focus area in the northern Rocky Mountains that it expects to become a core area in 2003. The Company currently controls interests in almost 160,000 gross acres held under lease or option. In its exploration efforts the Company emphasizes an integrated geologic interpretation method incorporating 3-D seismic technology and advanced visualization and data analysis techniques utilizing state-of-the-art computer hardware and software.


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

     OIL AND NATURAL GAS PROPERTIES - Investments in oil and natural gas properties are accounted for using the full cost method of accounting. All costs associated with the exploration, development and acquisition of oil and natural gas properties, including salaries, benefits and other internal costs directly attributable to these activities, are capitalized within a cost center. The Company's oil and natural gas properties are located within the United States of America, which constitutes one cost center. The Company capitalized $1.5 million, $1.6 million, and $1.3 million of these internal costs in 2002, 2001 and 2000, respectively. Interest costs related to unproved properties are also capitalized to unproved oil and gas properties. The Company capitalized $623,400, $24,400, and $399,300 of these costs in 2002, 2001 and 2000, respectively.

     Oil and natural gas properties are amortized using the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs. Unevaluated properties are evaluated periodically for impairment on a property-by-property basis. If the results of an assessment indicate that an unproved property is impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The vast majority of our properties are onshore, and historically the salvage value of the tangible equipment offsets our site restoration and dismantlement and abandonment costs. The depletion rates per Mcfe for the years ended December 31, 2002, 2001 and 2000 were $1.40, $1.22, and $1.11, respectively.

     Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. Abandonments of oil and natural gas properties are accounted for as adjustments of capitalized costs with no loss recognized.

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     In addition, the capitalized costs of oil and natural gas properties are subject to a "ceiling test," whereby to the extent that such capitalized costs subject to amortization in the full cost pool (net of depletion, depreciation and amortization and related deferred taxes) exceed the present value (using 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to operations. Once incurred, an impairment of oil and natural gas properties is not reversible at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with the Company's quarterly filings with the Securities and Exchange Commission. No adjustment related to the ceiling test was required during the years ended December 31, 2002, 2001, or 2000.

     Depreciation of other office furniture and equipment and computer hardware and software is provided using the straight-line method based on estimated useful lives ranging from five to ten years.

     INCOME TAXES - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 - "Accounting for Income Taxes," which provides for an asset and liability approach for accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases (see Note 7).

     STATEMENTS OF CASH FLOWS - The consolidated statements of cash flows are presented using the indirect method and consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

     INVESTMENT IN FRONTERA - The Company sold its cost basis investment in Frontera Resources Corporation in June 2000 for proceeds of $3.6 million and paid related fees of $87,500 resulting in a loss on the sale of investment of $354,733.

     STOCK-BASED COMPENSATION - The Company accounts for stock compensation plans under the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation expense is recognized for stock options that had an exercise price equal to the market value of their underlying common stock on the date of grant. As allowed by SFAS No. 123, "Accounting for Stock Based Compensation," the Company has continued to apply APB Opinion No. 25 for purposes of determining net income. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

     Had compensation expense for stock-based compensation been determined based on the fair value at the date of grant, our net income, earnings available to common stockholders and earnings per share would have been reduced and the stock-based compensation cost would have been increased to the pro forma amounts indicated below:

                                                                Year Ended December 31,
                                                   ----------------------------------------------------
                                                        2002               2001               2000
                                                   --------------     --------------     --------------
Net income as reported                             $      749,745     $    8,076,487     $    6,898,165
  Add:
    Stock based employee compensation expense
    included in reported net income, net of
    related income tax                                      2,075          (899,104)            899,548
  Deduct:
    Total stock based employee compensation
    expense determined under fair value
    based method for all awards, net of related
    income tax                                          (261,927)          (594,129)          (584,316)
                                                   --------------     --------------     --------------
                                                   $      489,893     $    6,583,254     $    7,213,397
Pro Forma Net Income
                                                   ==============     ==============     ==============
Earnings Per Share
    Basic - as reported                            $         0.08     $         0.87     $         0.75
    Basic - pro forma                                        0.05               0.71               0.79

    Diluted - as reported                          $         0.08     $         0.83     $         0.74
    Diluted - pro forma                                      0.05               0.68               0.77

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The weighted-average fair value of options granted during 2002, 2001 and 2000 was $4.19, $6.76 and $2.43. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected stock price volatility of 77%, 80%, and 83% in 2002, 2001 and 2000, respectively; risk free interest of 3.82%, 5.42% and 5.12% in 2002, 2001 and 2000, respectively; average expected option lives of eight years in 2002, 2001 and 2000, respectively; and a forfeiture rate of 10% over the vesting period of such options.

     The Company is also subject to reporting requirements of Financial Accounting Standards Board ("FASB") Interpretation No. (FIN) 44, Accounting for Certain Transactions involving Stock Compensation that requires a non-cash charge to deferred compensation expense if the market price of the Company's common stock at the end of a reporting period is greater that the exercise price of certain stock options. After the first such adjustment is made, each subsequent period is adjusted upward or downward to the extent that the market price exceeds the exercise price of the options. The charge is related to non-qualified stock options granted to employees and directors in prior years and re-priced in May 1999, as well as certain options newly issued in conjunction with the repricing (see Note 9).

     EARNINGS PER SHARE - The Company accounts for its earnings per share in accordance with SFAS No. 128 - "Earnings per Share," which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method (See Note 9).

     FINANCIAL INSTRUMENTS - The Company's financial instruments consist of cash, receivables, payables, long-term debt and oil and natural gas commodity hedges. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of long-term debt as of December 31, 2002 and 2001 approximates fair value because the interest rates are variable and reflective of market rates. The fair value of outstanding commodity sales price hedges was approximately $(1.3) million at December 31, 2002. No hedges were outstanding at December 31, 2001.

     DERIVATIVES AND HEDGING ACTIVITIES - Due to the instability of oil and natural gas prices, the Company has entered into, from time to time, price risk management transactions (e.g., swaps, collars and floors) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits the Company's ability to benefit from increases in the price of oil and natural gas, it also reduces the Company's potential exposure to adverse price movements. The Company's hedging arrangements, to the extent it enters into any, apply to only a portion of its production and provide only partial price protection against declines in oil and natural gas prices and limits the Company's potential gains from future increases in prices. The Company's Board of Directors sets all of the Company's hedging policies, including volumes, types of instruments and counterparties, on a quarterly basis. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation and concurrence by the President and Chairman of the Board. The Company accounts for these transactions as hedging activities and, accordingly, realized gains and losses are included in oil and natural gas revenue during the period the hedged transactions occur (see Note 5).

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. The statement, as amended by SFAS No. 137 and SFAS No. 138, requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

derivatives be reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or firm commitment, then the changes in the fair value of the derivative instrument will generally be offset in the income statement by the change in the item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows then the changes in the fair value of the derivative instrument will generally be reported in Other Comprehensive Income (OCI). The gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the period in which earnings are impacted by the hedged item. The Company adopted SFAS No. 133 effective on January 1, 2001, and recorded a transition adjustment of approximately $(1.1) million in accumulated other comprehensive income to record the fair value of the natural gas hedges that were outstanding at that date.

     Upon entering into a derivative contract, the Company designates the derivative instruments as a hedge of the variability of cash flow to be received (cash flow hedge). In accordance with SFAS No. 133, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, the effectiveness of transactions that receive hedge accounting. All of the Company's derivative instruments at December 31, 2002 and 2001 were designated and effective as cash flow hedges.

     When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value and gains and losses that were accumulated in other comprehensive income will be recognized in earnings immediately. In all other situations in which hedge accounting is discontinued, the derivative will be carried at fair value on the balance sheet with future changes in its fair value recognized in earning prospectively.

     At December 31, 2002, all unrealized hedging gains and losses had been recognized in accumulated other comprehensive income and the fair value of outstanding hedges were reflected in the consolidated balance sheet as derivative financial instruments.

     At December 31, 2002, we had recorded $0.9 million, net of related taxes of $0.4 million, of cumulative hedging losses, which will be reclassified to earnings within the next twelve months. The amounts ultimately reclassified to earnings will vary due to changes in the fair value of the open derivative instruments prior to settlement.

     COMPREHENSIVE INCOME - The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In accordance with the provisions of SFAS No. 130, the Company has presented the components of comprehensive income below the total for net income on the face of the Consolidated Statements of Operation. As of December 31, 2002, the Company had an unrealized loss from derivative hedging instruments of $(840,996) that was deducted from net income to arrive at comprehensive loss of $(91,251). For the years ended December 31, 2001 and 2000, there were no adjustments to net income in deriving comprehensive income. The components of other comprehensive income consist of unrealized and realized gain (loss) on cash flow hedges, net.

     USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

     Significant estimates include volumes of oil and gas reserves used in calculating depreciation, depletion and amortization of proved oil and natural gas properties, future net revenues and abandonment obligations used in computing the ceiling test limitations, impairment of undeveloped properties, future income taxes and related assets/liabilities, bad debts, derivatives, contingencies and litigation. Oil and natural gas reserve estimates, which are

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

the basis for unit-of-production depletion and the ceiling test, have numerous inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserves estimates are often different from the quantities of oil and natural gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future.

     CONCENTRATION OF CREDIT RISK - Substantially all of the Company's accounts receivable result from oil and natural gas sales or joint interest billings to third parties in the oil and natural gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Company has not experienced significant credit losses on such receivables; however, in 2001, the Company reserved $525,248 related to non-payments from two purchasers of the Company's oil and natural gas. No bad debt expense was recorded in 2002 or 2000. The Company cannot ensure that similar such losses may not be realized in the future.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In June 2001, the FASB issued SFAS No. 142 , "Goodwill and Other Intangible Assets." SFAS No. 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. The statement supersedes Accounting Principals Board, ("APB"), Opinion No. 17, "Intangible Assets," and carries forward provisions in APB Opinion No. 17 related to internally developed intangible assets. Under this statement, goodwill is no longer to be amortized but is subject to annual impairment analysis. The Company adopted this statement as of January 1, 2002, and the Company does not have any goodwill or intangible assets recorded as of December 31, 2002.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, therefore the Company has adopted SFAS No. 143 effective January 1, 2003 using a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. The Company currently does not include dismantlement and abandonment costs in the depletion calculation as the vast majority of our properties are onshore and the salvage value of the tangible equipment typically offsets our dismantlement and abandonment costs. This standard will require the Company to record a liability for the fair value of our dismantlement and abandonment costs, excluding salvage values. The Company expects that its adoption of the statement will result in additional liabilities related to asset retirement obligations of approximately $1.1 million.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes one accounting model for long-lived assets to be disposed of by sale as well as resolves implementation issues related to SFAS No. 121. The standard also expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 effective January 1, 2002. Because the Company has elected the full-cost method of accounting for oil and gas exploration and development activities, the impairment provisions of SFAS No. 144 do not apply to the Company's oil and gas assets, which are instead subject to ceiling limitations. For the Company's non-oil and gas assets, the adoption of SFAS No. 144 did not have a material impact on the consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. As a result, the criteria in APB

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

No. 30 will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after January 1, 2003. The Company does not expect that adoption of this statement will have a material impact on the Company's future financial condition or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of disposal activities, including restructuring activities that are currently covered in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Activity." The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002.

     The Company does not expect the adoption of any of the above-mentioned standards to have a material effect on our consolidated financial statements.

     RECLASSIFICATIONS - Certain prior year balances have been reclassified to conform to the current year presentation.


3.   PROPERTY AND EQUIPMENT

         At December 31, 2002 and 2001, property and equipment consisted of the following:

                                                                                  DECEMBER 31,
                                                                   ------------------------------------------
                                                                          2002                    2001
                                                                   -------------------    -------------------
Developed oil and natural gas properties                           $       125,640,971     $      101,303,892
Unevaluated oil and natural gas properties                                   7,901,315             13,105,817
Computer equipment and software                                              4,067,405              4,035,598
Other office property and equipment                                          1,509,095              1,428,728
                                                                   -------------------    -------------------
    Total property and equipment                                           139,118,786            119,874,035
Accumulated depletion, depreciation and amortization                       (63,437,014)           (53,020,941)
                                                                   -------------------    -------------------
    Property and equipment, net                                    $        75,681,772     $       66,853,094
                                                                   ===================     ==================

         The Company uses the full-cost method of accounting for its oil and natural gas properties. Unevaluated oil and natural gas properties are not subject to amortization and consist of the cost of unevaluated leaseholds, cost of seismic data, exploratory and developmental wells in progress, and secondary recovery projects before the assignment of proved reserves. These costs are reviewed periodically by management for impairment, with any costs impaired added to the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include drilling results by the Company and other operators, the terms of oil and natural gas leases not held by production, production response to secondary recovery activities and available funds for exploration and development.

     The following table summarizes the cost of the properties not subject to amortization for the year the cost was incurred:


                                                 DECEMBER 31,
                                    ----------------------------------------
                                           2002                  2001
                                    ------------------     ----------------
Year cost incurred:
  1997                              $               --     $        213,216
  1998                                              --            3,152,756
  1999                                         193,060            1,264,424
  2000                                       1,126,667            2,441,465
  2001                                       3,069,611            6,033,956
  2002                                       3,511,977                   --
                                    ------------------     ----------------
    Total                           $        7,901,315     $     13,105,817
                                    ==================     ================

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

           Under the full-cost method, a sale of oil and natural gas properties, whether or not being amortized currently, is accounted for as an adjustment of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves.


4.    LONG-TERM DEBT

         In October 2000, the Company entered into a new credit facility (the "Credit Facility") with a bank. Borrowings under the Credit Facility bear interest at a rate equal to prime plus 0.50% or LIBOR plus 2.75%. As of December 31, 2002, $20.5 million in borrowings were outstanding under the Credit Facility, none of which is due in 2003. The Credit Facility matures October 6, 2004 and is secured by substantially all of the Company's assets.

         Originally the borrowing base under the Credit Facility was $5 million and was subject to automatic reductions at a rate of $300,000 per month beginning October 31, 2000. In March 2001, the Credit Facility was amended to increase the borrowing base to $14 million, and to eliminate the $300,000 per month automatic reduction. In January 2002, the borrowing base was increased to $18 million. In August 2002, the borrowing base was increased to $25 million. The borrowing base is expected to be redetermined in the first half of 2003.

         The Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of oil and natural gas properties or other collateral, and engaging in merger or consolidation transactions. The Credit Facility also prohibits dividends and certain distributions of cash or properties and certain liens. The Credit Facility also contains certain financial covenants. The EBITDA to Interest Expense Ratio requires that (a) consolidated EBITDA, as defined in the agreement, of the Company for the four fiscal quarters then ended to (b) the consolidated interest expense of the Company for the four fiscal quarters then ended, not be less than 3.5 to 1.0. The Working Capital ratio requires that the amount of the Company's consolidated current assets less its consolidated current liabilities, as defined in the agreement, be at least $1.0 million. The Allowable Expenses ratio requires that (a) the aggregate amount of the Company's year to date consolidated general and administrative expenses for the period from January 1 of such year through the fiscal quarter then ended to (b) the Company's year to date consolidated oil and gas revenues, net of hedging activity, for the period from January 1 of such year through the fiscal quarter then ended, be less than 0.40 to 1.0. At December 31, 2002, the Company was in compliance with the above-mentioned covenants.


5.    HEDGING ACTIVITIES

         The impact on oil and natural gas revenue from hedging activities for the three years ended December 31, 2002, 2001 and 2000 was as follows:


                                                                         Realized Hedging Losses
                      Effective Dates      Price     MMBtu            For the Year Ended December 31,
      Hedge          ----------------       Per       Per           ---------------------------------------
      Type           Beg.      Ending      MMBtu      Day             2002           2001           2000
------------------   ----------------    ---------  --------        ---------     ----------     ----------
NATURAL GAS:
                                         $ 2.20-
Collar             02/01/00   02/29/00   $ 2.31       6,000      $          --     $      --    $   (70,470)
                                         $ 2.20-
Collar             03/01/00   04/30/00   $ 2.50       6,000                 --            --       (135,900)
                                         $ 2.05-
Collar             05/01/00   09/30/00   $ 2.63       9,000                 --            --     (1,342,320)
                                         $ 4.50-
Collar             01/01/01   12/31/01   $ 6.70       4,000                 --      (937,120)            --
Put Option         04/01/02   06/30/02   $ 2.65      18,000           (163,800)           --             --
Swap               09/01/02   12/31/02   $ 3.59       5,000           (110,550)           --             --
Swap               09/01/02   12/31/02   $ 3.69       5,000            (52,600)           --             --
                                                                 -------------     ---------    -----------
           Total realized losses from gas hedging activities     $    (326,950)    $(937,120)   $(1,548,690)
                                                                 =============     =========    ===========

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                          Realized Hedging Losses
                      Effective Dates      Price    Barrels             For the Year Ended December 31,
      Hedge          ----------------       Per       Per           ---------------------------------------
      Type           Beg.      Ending     Barrel      Day             2002           2001           2000
------------------   ----------------    ---------  --------        ---------     ----------     ----------
OIL:
Swap               01/01/00   03/31/00    $ 25.60       150         $      --      $      --     $  (49,999)
                   04/01/00   06/30/00    $ 22.87       125                --             --        (65,478)
                   07/01/00   09/30/00    $ 21.47        60                --             --        (55,635)
                   10/01/00   12/31/00    $ 20.46        50                --             --        (52,342)
                                                                    ---------      ---------     ----------
           Total realized losses from oil hedging activities        $      --      $      --     $ (223,454)
                                                                    =========      =========     ==========

         The Company's natural gas hedging activities are entered into on a per MMbtu delivered price basis, Houston Ship Channel, with settlement for each calendar month occurring five business days following the publishing of the Inside F.E.R.C. Gas Marketing Report.

           In October 2002, the Company entered into a natural gas collar covering 10,000 MMbtu per day for the period January 1, 2003 to December 31, 2003 with a floor of $4.00 per MMbtu and a ceiling of $4.25 per MMbtu. At December 31, 2002 and 2000, the fair value of outstanding hedges was approximately $(1.3) and $(1.1) million, respectively. No hedges were outstanding at December 31, 2001.


6.   COMMITMENTS AND CONTINGENCIES

         From time to time the Company is a party to various legal proceedings arising in the ordinary course of business. While the outcome of lawsuits cannot be predicted with certainty, the Company is not currently a party to any proceeding that it believes, if determined in a manner adverse to the Company, could have a potential material adverse effect on its financial condition, results of operations or cash flows.

         In October 2001, the Company was sued by certain mineral owners in its Mew lease, upon which the Company and its partners drilled and completed the Mew No. 1 well in the Brandon Area, Duval County, Texas. The suit named the Company, Santos USA and Mark Smith, an independent landman, as Defendants, and is filed in the 229th Judicial District Court of Duval County, Texas. The suit sought a declaratory judgment to set aside certain quitclaim deeds between the Mew lessors that were intended to result in a partition of the mineral estate between the various members of the Mew family in the land where the well is located and other lands. The pleadings alleged failure of consideration, fraud, failure to consummate the partition, bad faith trespass and conversion. As part of the leasing effort for the prospect, some members of the Mew family had sought to partition their minerals under the tracts where they owned the surface in full. The Mew heirs, from whom the Company acquired leases, stood to lose a portion of their mineral interest if the quitclaim deeds are set aside. Were this to happen, it could have the effect of voiding the Company's leases as to an undivided one-third of the unit acreage for the Mew well and the Mew lease. Plaintiffs sought unspecified actual and exemplary damages against the Company and Santos arising out of the alleged fraud committed by the Company and Mark Smith. They also sought damages from Santos for the value of the oil and natural gas produced and saved from the Mew well, or alternatively, for the value of the oil and natural gas produced less the cost of drilling, completing and operating the well. The Company has a 12.5% working interest in the well. To date, the Mew well has produced $5.7 million in net revenue and has cost $3.6 million to drill, complete and operate. Estimated gross proved reserves are 111.6 MBbls and
4.6 Bcf. In October 2002, the Company reached a mediated settlement with all parties to the litigation whereby Edge would make a one-time payment of $264,000 to the Mews, and in return, the Mews released all claims except a potential drainage claim involving an offsetting section, and agreed to grant a new oil and gas lease covering the disputed mineral interest in the Mew well site tract. In addition, all claims as between the working interest owners were released. The settlement has been consummated and an order of dismal has been obtained from the Court.

           In July 2001, the Company was notified of a prior lease in favor of a predecessor of ExxonMobil purporting to be valid and covering the same property as the Company's Neblett lease in Starr County, Texas. The Neblett lease is part of a unit in the N. LaCopita Prospect in which the Company owns a non-operating interest. The operator of the lease, GMT, filed a petition for, and was granted, a temporary restraining order against ExxonMobil

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


in the 229th Judicial Court in Starr County, Texas enjoining ExxonMobil from taking possession of the Neblett wells. Pending resolution of the underlying title issue, the temporary restraining order was extended voluntarily by agreement of the parties, conditioned on GMT paying the revenues into escrow and agreeing to provide ExxonMobil with certain discovery materials in this action. ExxonMobil filed a counterclaim against GMT and all the non-operators, including the Company, to establish the validity of their lease, remove cloud on title, quiet title to the property, and for conversion, trespass and punitive damages. ExxonMobil sought unspecified damages for the lost profits on the sale of the hydrocarbons from this property, and for a determination of whether the Company and the other working interest owners were in good faith or bad faith in trespassing on this lease. If a determination of bad faith were made, the parties would not be able to recover their costs of developing this property from the revenues therefrom. While there is always a risk in the outcome of the litigation, the Company believes there is no question that it acted in good faith and vigorously defended its position. In February 2003, the Company, GMT and the other working interest parties entered into a compromise and settlement agreement with Exxon and Mrs. Neblett. Pursuant to the settlement, the Neblett wells have been assigned to Exxon along with all operating responsibility, and all working interest parties, including the Company, have been made whole for all out of pocket costs incurred in drilling, completing, equipping and operating the Neblett wells, including lease costs and royalty payments. The Company's share of such reimbursed costs was $27,198. In addition, Mrs. Neblett will repay the amount of the lease bonus and all royalty overpayments she received from GMT and the other working interest parties, including the Company. Such payment is secured by her future royalty interest payments in the wells, and other security described in the settlement agreement, and is due in full on or before December 1, 2003. The Company's share of such lease bonus and royalty reimbursements is $74,040. The parties have agreed to a dismissal of all claims in this case, and a motion to dismiss with prejudice has been filed with the court.

         In a separate but related matter, certain nonparticipating royalty owners represented by attorney John Mann in Laredo, have made demands on GMT as operator, to pay certain royalty payments previously paid to Mrs. Neblett on production from these wells, plus future royalty payments on such production. As part of the settlement agreement, monies that were otherwise payable to Mrs. Neblett attributable to her valid royalty interest under the ExxonMobil lease, subject to execution of valid division orders and approval of their title, will be paid to the Mann clients on account of their nonparticipating royalty interest. There are other nonparticipating royalty owners similarly situated to the Mann clients that have not made demands on GMT or the Company, whose claims, if any, will be dealt with if and when they are made. There can be no guarantee that even when the Mann clients are paid that they will not contest the amount or calculation of the royalties in a separate lawsuit.

         In December 2001, the Company agreed to settle its litigation with BNP Petroleum Corporation ("BNP"), Seiskin Interests, LTD, Pagenergy Company, LLC and Gap Marketing Company, LLC. Pursuant to the settlement, the Company agreed to pay $2.5 million and to release its claims to interest in an area known as the Slick Prospect in Duval County, Texas. The parties to the settlement agreed to the dismissal of all claims, both in the 229th Judicial District Court of Duval County, Texas and in the 165th District Court in Harris County, Texas. The parties also agreed to set aside the judgment of the 229th Judicial District Court of Duval County, Texas against the Company and to a mutual release of all claims. The Company recorded approximately $3.5 million paid to settle the litigation including approximately $1.0 million in related legal costs in 2001 and reflected such total amount in the accompanying statement of operations as litigation settlement.

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

         At December 31, 2002, the Company was obligated under noncancelable operating leases. Following is a schedule of the remaining future minimum lease payments under these leases:

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                   2003                  $    237,635
                   2004                       419,814
                   2005                       418,809
                   2006                       410,644
                   Remainder                2,770,524
                                         ------------
Total                                    $  4,257,426
                                         ============


         Rent expense for the years ended December 31, 2002, 2001 and 2000 was $566,663, $578,952, and $499,033, respectively.


7.   INCOME TAXES

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes in accordance with SFAS No. 109. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2002 and 2001 are as follows:

                                                                    DECEMBER 31,
                                                        --------------------------------------
                                                              2002                 2001
                                                        -----------------    -----------------
Deferred tax liability:
  Book basis of oil and natural gas properties in
    excess of tax basis                                  $   (9,636,351)      $   (6,119,041)
Deferred tax asset:
  Expenses not currently deductible for tax
    purposes                                                      26,250              221,550
  Net operating loss carryforwards                             9,602,689            6,353,358
  Deferred compensation                                          112,362              122,143
  Federal alternative minimum tax credits                         75,000               75,000
  Price risk management liability                                452,844                   --
  Other                                                          240,887              240,887
                                                         ---------------      ---------------
Total deferred tax asset                                      10,510,032            7,012,938
                                                         ---------------      ---------------
Net deferred tax asset                                   $       873,681      $       893,897
                                                         ===============      ===============

         The Company's provision (benefit) for income taxes consists of the following:

                                                           2002                2001                 2000
                                                      ---------------     ---------------      --------------
Current                                               $           --      $       75,000       $           --
Deferred                                                     473,060            (893,897)                  --
                                                      --------------      --------------       --------------
  Total income tax benefit                            $      473,060      $     (818,897)      $           --
                                                      ==============      ==============       ==============

         During 2001, the Company determined that it was more likely than not that future taxable income would be sufficient to realize its recorded tax assets, accordingly a valuation allowance totaling $3.2 million was reversed.

         The differences between the statutory federal income taxes calculated using a federal tax rate of 35% and the Company's effective tax rate is summarized as follows:

                                                          2002                2001                 2000
                                                     ---------------     ---------------      ---------------
Statutory federal income taxes                       $       427,982     $     2,540,157      $     2,414,358


  Non-deductible compensation expense                         (7,545)           (175,802)           1,223,424
  Other expenses not deductible for tax
    purposes                                                   52,623             43,338               12,216
  Reduction in valuation allowance                                 --         (3,226,590)          (3,649,998)
                                                     ---------------     ---------------      ---------------
Income tax expense (benefit)                         $        473,060    $      (818,897)     $            --
                                                     ================    ===============      ===============

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         At December 31, 2002, the Company had cumulative net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $27.4 million that will begin to expire in 2012. The Company anticipates that all of these NOLs will be utilized in connection with federal income taxes payable in the future. NOLs assume that certain items, primarily intangible drilling costs, have been written off for tax purposes in the current year. However, the Company has not made a final determination if an election will be made to capitalize all or part of these items for tax purposes in the future.


8.       EMPLOYEE BENEFIT PLANS

         Effective July 1, 1997, the Company established a defined-contribution 401(k) Savings & Profit Sharing Plan Trust (the "Plan") covering employees of the Company who are age 21 or older. The Company's matching contributions to the Plan are discretionary. For the years ended December 31, 2002, 2001 and 2000, the Company contributed $83,223, $60,516, and $53,926, respectively, to the Plan.


9.       EQUITY AND STOCK PLANS

         Private Offering - On May 6, 1999, the Company completed a private offering of 1,400,000 shares of common stock at a price of $5.40 per share. The Company also issued warrants, which were purchased for $0.125 per warrant, to acquire an additional 420,000 shares of common stock at $5.35 per share and are exercisable through May 6, 2004. At the election of the Company, the warrants may be called at a redemption price of $0.01 per warrant at any time after any date at which the average daily per share closing bid price for the immediately preceding 20 consecutive trading days exceeds $10.70. No warrants have been exercised as of December 31, 2002.

         Stock Plan - In conjunction with the Offering, the Company established the Incentive Plan of Edge Petroleum Corporation (the "Incentive Plan"). The Incentive Plan is discretionary and provides for the granting of awards, including options for the purchase of the Company's common stock and for the issuance of restricted and/or unrestricted common stock to directors, officers, employees and independent contractors of the Company. The options and restricted stock granted to date vest over periods of 2-10 years. An aggregate of 1,200,000 shares of common stock have been reserved for grants under the Incentive Plan, of which 175,866 shares were available for future grants at December 31, 2002. Shares of common stock awarded as restricted stock are subject to vesting requirements and subject to risk of forfeiture until earned by continued employment or service. During 2002, awards of 199,800 nonqualified stock options were issued having an exercise price of $3.40 to $5.69 per share based on the market value on the date of grant. Also during 2002, awards for 15,800 shares of restricted stock were made having a value in the range of $3.40 to $5.21 per share based on the market value on each award date. During 2001, awards for 100,800 shares of restricted stock were made having a value in the range of $4.58 to $8.88 per share based on the market value on each award date. Shares of common stock associated with these awards will be issued, subject to continued employment, ratably over three years in accordance with the award's vesting schedule, beginning on the first anniversary of the date of grant. Compensation expense is amortized over the vesting period and offset to additional paid in capital. Amortization of deferred compensation related to restricted stock awards totaled $399,249, $353,371 and $127,946, respectively, for the years ended December 31, 2002, 2001 and 2000.

         Effective May 21, 1999, the Company amended and restated the Incentive Plan. In conjunction with those and other amendments of the Incentive Plan, the Company exchanged, on a voluntary basis, 556,488 outstanding nonqualified stock options of certain employees and Directors of the Company for 326,700 new common stock options in replacement of those options. The exercise price of the replacement options was $7.06 per share, which represents the fair market value on the date of grant. The replaced options have a ten-year term with 50% of the options vesting immediately on the date of grant with the remaining 50% vesting on May 21, 2000. On May 21, 1999, in conjunction with the repricing, the Company also issued 99,800 new ten-year common stock options to employees, which vested 100% on May 21, 2001. The exercise price of the new options was $7.06, which represents the fair market value on the date of grant. On June 1, 1999, the Company issued 21,000 ten-year

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

common stock options to non-employee directors with an exercise price of $7.28 per share, which represented their fair market value at the date of grant, vesting 100% on June 1, 2001.

         Deferred compensation cost reported in accordance with FASB Interpretation No. (FIN) 44, "Accounting for Certain Transactions involving Stock Compensation" was a charge of $3,385 for the year ended December 31, 2002 compared to a credit of $(850,281), or $(0.09) per share in 2001 and a charge of $899,548, or $0.10 per share, in 2000. FIN 44 requires, among other things, a non-cash charge to compensation expense if the market price of Edge's common stock at the end of a reporting period is greater than the exercise price of certain options. FIN 44 could also result in a credit to compensation expense to the extent that the trading price declines from the market price as of the end of the prior period, but not below the exercise price of the options. The Company will adjust deferred compensation expense upward or downward on a monthly basis, based on the market price at the end of each such period as necessary to comply with FIN 44. We are required to report under this rule as a result of the replacement and issuance of new options in conjunction with the repricing as discussed above.

         Effective January 8, 1999, as a component of his employment agreement with the Company, John Elias, CEO and Chairman of the Board, was granted options outside of the Incentive Plan for the purchase of 200,000 shares of common stock. These options vest and become exercisable one-third upon issue, and one-third upon each of January 1, 2000 and January 1, 2001. These amounts are included within options granted for 1999. In January 2000, Mr. Elias was granted additional options outside of the Incentive Plan for the purchase of 50,000 shares of common stock. These options vested and became 100% exercisable in January 2002. In January 2001, Mr. Elias was granted additional options outside the Incentive Plan for the purchase of another 50,000 shares of common stock. These options vest and become 100% exercisable in January 2003. In January 2002, Mr. Elias was granted additional options outside the Incentive Plan for the purchase of another 50,000 shares of common stock that vest and become 100% exercisable in January 2004. In April 2002, Mr. Elias was granted additional options outside the Incentive Plan for the purchase of another 24,000 shares of common stock. These options vest and become 100% exercisable in April 2004. In April 2001, Mr. Elias was granted 14,000 shares of restricted stock outside the Incentive Plan valued at $7.75 per share, the market value on the award date. These shares are issued ratable over three years in accordance with the award's vesting schedule, beginning on the first anniversary of the date of grant. Compensation expense is amortized over the vesting period and offset to additional paid in capital. The amortization of compensation expense related to this award was included in the amounts discussed above. Below is a summary of option and restricted stock grants to Mr. Elias:


                         SHARES         EXERCISE
DATE GRANTED           OUTSTANDING       PRICE       DATE EXERCISABLE
--------------------------------------------------------------------------------

OPTIONS (1):
  5/21/1999                200,000       $ 4.22      One-third upon issue and
                                                     one-third upon each
                                                     of January 1, 2000 and 2001
  1/3/2000                 50,000        $ 3.16      100% January 2002
  1/3/2001                 50,000        $ 8.88      100% January 2003
  1/3/2002                 50,000        $ 5.18      100% January 2004
  4/2/2002                 24,000        $ 5.59      100% April 2004

RESTRICTED STOCK (2):
  4/2/2001                 14,000                    Ratable over three years
                                                     beginning on the first
                                                     anniversary of the date of
                                                     grant

(1)   Exercise price equals the fair market value on the date of grant.
(2)   Value was $7.75 per share, the market value on the date of grant.

         In addition, as of the date of the Combination, Old Edge had in place a stock incentive plan that was administered by non-employee members of the Board of Directors of Old Edge. Prior to the Combination, two executives of the Company each held outstanding options for the purchase of 2,193 shares of Old Edge common stock granted under the Old Edge incentive plan. Upon completion of the Combination, such options were converted into incentive stock options for the purchase of an aggregate of 97,844 (48,922 for each of the two

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

individuals) shares of common stock of the Company (such number of shares of common stock as would have existed if such options had been exercised immediately prior to the Combination Transactions). After adjustment for the conversion, the option price per share of common stock for each of the two 48,922 grants was approximately $4.09 and $2.04, respectively. Options for the purchase of 48,922 shares of common stock were exercised during 1997. The remaining options to purchase 48,922 shares of common stock were exercised during 2001.

         A summary of the status of the Company's stock options and changes as of and for each of the three years ended December 31, 2002 is presented below:

                                           2002                            2001                           2000
                                ----------------------------    ---------------------------    ----------------------------
                                  SHARES         WEIGHTED         SHARES        WEIGHTED          SHARES        WEIGHTED
                                                  AVERAGE                        AVERAGE                        AVERAGE
                                                 EXERCISE                       EXERCISE                        EXERCISE
                                                   PRICE                          PRICE                           PRICE
                                -----------     -----------     ----------     -----------     ------------    -----------
Outstanding, January 1              866,200           $5.62        993,517           $6.76          818,567          $7.74
Granted                             273,800           $5.46         92,200           $8.49          284,100          $3.36
Purchased                                --                      (133,645)          $16.50               --
Forfeited                          (24,650)           $5.70       (10,000)           $3.66        (109,150)          $5.20
Exercised                          (17,300)           $3.01       (75,872)           $5.15               --
                                -----------     -----------     ----------     -----------     ------------    -----------
Outstanding, December 31          1,098,050           $5.62        866,200           $5.62          993,517          $6.76
                                ===========                     ==========                     ============
Exercisable, December 31,           752,050           $5.34        574,200           $6.07          626,651          $8.24
                                ===========                     ==========                     ============

Weighted average fair value
  of options granted during
  the period                          $4.19                          $6.76                            $2.43
                                ===========                     ==========                     ============

         The Company purchased 133,645 options from a former employee at a cost of $100,000 that was included in general and administrative costs for the year ended December 31, 2001.

         A summary of the Company's stock options categorized by class of grant at December 31, 2002 is presented below:

                          All Options                                            Options Exercisable
-----------------------------------------------------------------    ---------------------------------------------
                                        Weighted
                                         Average       Weighted                                        Weighted
                                        Remaining      Average         Range of                        Average
   Range of               Shares       Contractual     Exercise        Exercise          Shares        Exercise
 Exercise Price        Outstanding        Life          Price           Price         Outstanding       Price
---------------        -----------    ------------    ----------    --------------    ------------    -----------
$2.11 - $6.44              185,700            7.20         $3.08     $2.11 - $6.44         182,300    $      3.06
$4.22                      200,000            6.02         $4.22     $4.22                 200,000    $      4.22
$8.56 - $8.88               66,000            8.02         $8.87     --                         --             --
$7.06 - $7.58              384,650            6.39         $7.09     $7.06 - $7.28         369,650    $      7.07
$5.18 - $5.69              261,600            9.21         $5.50
$13.50                         100            4.98        $13.50     $13.50                    100    $     13.50

         Computation of Earnings per Share - The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128.

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                  YEAR ENDED DECEMBER 31, 2002

                                                      -----------------------------------------------------
                                                          INCOME              SHARES           PER SHARE
                                                       (NUMERATOR)        (DENOMINATOR)          AMOUNT
                                                      --------------     ----------------    -------------
BASIC EPS
  Income available to common stockholders             $      749,745            9,384,097     $       0.08
EFFECT OF DILUTIVE SECURITIES
  Common stock options                                            --               85,633           (0.00)
  Restricted stock                                                --              135,841           (0.00)
                                                      --------------     ----------------    -------------
DILUTED EPS
  Income available to common stockholders             $      749,745            9,605,571     $       0.08
                                                      ==============     ================     ============


                                                                  YEAR ENDED DECEMBER 31, 2001
                                                      -----------------------------------------------------
                                                          INCOME              SHARES           PER SHARE
                                                       (NUMERATOR)        (DENOMINATOR)          AMOUNT
                                                      --------------     ----------------    -------------
BASIC EPS
  Income available to common stockholders             $    8,076,487            9,280,605     $       0.87
EFFECT OF DILUTIVE SECURITIES
  Common stock options                                            --              185,177           (0.02)
  Restricted stock                                                --              178,238           (0.02)
  Warrants                                                        --               84,208               --
                                                      --------------     ----------------    -------------
DILUTED EPS
  Income available to common stockholders             $    8,076,487            9,728,228     $       0.83
                                                      ==============     ================     ============


                                                                  YEAR ENDED DECEMBER 31, 2000
                                                      -----------------------------------------------------
                                                          INCOME              SHARES           PER SHARE
                                                       (NUMERATOR)        (DENOMINATOR)          AMOUNT
                                                      ---------------    -----------------    -------------
BASIC EPS
  Income available to common stockholders             $    6,898,165            9,182,737     $       0.75
EFFECT OF DILUTIVE SECURITIES
  Common stock options                                            --               27,130               --
  Restricted stock                                                --              120,182           (0.01)
                                                      --------------     ----------------     -----------
DILUTED EPS
  Income available to common stockholders             $    6,898,165            9,330,049     $       0.74
                                                      ==============     ================     ============

10.  RELATED PARTY TRANSACTIONS

         Essex Royalty Joint Ventures - A company wholly owned by Mr. Sfondrini, a director of the Company, is the general partner of each of Essex Royalty Limited Partnership ("Essex I L.P.") and Essex Royalty Limited Partnership II ("Essex II L.P."). In April 1992, a predecessor partnership of the Company and Essex I L.P. entered into a Joint Venture Agreement (the "Essex I Joint Venture") with respect to the purchase of certain royalty and nonoperating interests in oil and natural gas properties. In May 1994, the Company's predecessor partnership and Essex II L.P. entered into a Joint Venture Agreement (the "Essex II Joint Venture") similar in nature to the Essex I Joint Venture. The Company previously served as manager of the Essex I and II Joint Ventures. Effective January 1, 2001, Mr. Sfondrini and a company wholly owned by Mr. Sfondrini assumed the Company's duties as manager of the Essex I and II Joint Ventures.

         The Essex I Joint Venture terminated in April 1997. Under the terms of the Essex I Joint Venture Agreement, Essex I L.P. made capital contributions aggregating $3 million and the Company and its predecessor made no capital contributions. The Essex I Joint Venture Agreement provides that quarterly distributions of cash be made, in accordance with specified sharing ratios, in an amount, subject to certain adjustments, not less than that equal to revenues received from royalties less the management fee paid to the managing venturer and the expenses of the Essex I Joint Venture. Initially, Essex I L.P. receives 100% of all cash distributions pursuant to the sharing ratios until a certain payout amount has been recouped as defined in the Essex I Joint Venture Agreement, as

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

amended, at which time the sharing ratios shift to 40% for the Company and 60% for Essex I L.P. Pursuant to an amendment of the Essex I Joint Venture in August 2000, the time at which the sharing ratio shifts, or payout under the joint venture agreement for Essex I Joint Venture would occur, was extended until the limited partners of Essex I L.P. had recovered 100% of their initial capital investment in Essex I L.P. and certain additional amounts had been distributed by Essex I Joint Venture to Essex I L.P. As a result of the August 2000 amendment, the sharing ratio shift for Essex I Joint Venture occurs when the aggregate amount of cash and property interests (valued as determined by the Joint Venture agreement) actually distributed to the Essex I L.P. during 2001 and subsequent years equals $510,159. The sharing ratio shift, or payout, for Essex I Joint Venture occurred in 2001, and the Company became entitled to receive from Essex I Joint Venture 40% of the net royalty distributions.

         In July 2002, Essex I L.P. and the Company modified the August 2000 amendment to the Essex I Joint Venture Agreement. The modification provided, among other things, that the managing venturer of Essex I Joint Venture would be entitled to a management fee of 3% per month of the gross distributions from Essex I Joint Venture. In addition, in consideration of the granting of mutual releases between Essex I Joint Venture, Essex I L.P., the new managers of the venture and the Company of any claims, losses and demands arising out of the Company's prior management of the Essex I Joint Venture, the Company agreed to waive the amount owed to it as of March 31, 2002 on account of its 40% after-payout interest in Essex I Joint Venture, which amount the Company calculated to be $111,480. Finally, the parties agreed that Edge Group Partnership, a general partnership, the partners of which are three limited partnerships, the general partner of each of which is a company wholly owned by Mr. Sfondrini, would be entitled to a de-minimus (less than .4%) portion of the after-payout distributions from Essex I Joint Venture. In accordance with the terms of the 2002 amendment, commencing effective in April 2002, Essex I Joint Venture began making cash payments to the Company on account of its 40% after-payout interest in the royalty properties. During 2002, the Essex I Joint Venture distributed $202,685, $632 and $59,146 in net royalty distributions to Essex I L.P., Edge Group Partnership and the Company, respectively.

         The Essex II Joint Venture terminated in December 31, 1998. Essex II L.P. made capital contributions aggregating approximately $4.6 million and the Company and its predecessor made no capital contributions. Initially, Essex II L.P. receives 100% of all cash distributions pursuant to the sharing ratios until a certain payout amount has been recouped as defined in the Essex II Joint Venture Agreement, as amended, at which time the sharing ratios shift to 25% for the Company and 75% for Essex II L.P. Provisions with respect to mandatory quarterly distributions are similar to those described for the Essex I Joint Venture. Pursuant to an amendment of the Essex II Joint Venture in August 2000, the time at which the sharing ratio shifts, or payout under the joint venture agreement for Essex II Joint Venture would occur, was extended until the limited partners of Essex II L.P. had recovered 100% of their initial capital investment in Essex II L.P. As a result of the July 2000 amendment, the sharing ratio shift for Essex II Joint Venture occurs when the aggregate amount of cash and property interests (valued as determined by the joint venture agreement) actually distributed to the Essex II L.P. during 2001 and subsequent years equals $3,324,587. During 2001 and 2002, the aggregate amount of cash distributed to Essex II L.P. was $1,325,092 and $436,899, respectively, leaving an amount of $1,562,596 remaining to be recovered by Essex II L.P. before payout and a sharing ratio shift occurs for Essex II Joint Venture.

         During 2002, Mr. Sfondrini accrued management and administration fees (including expenses he is entitled to be reimbursed for) in the amount of $29,817 for managing the Essex I and II Joint Ventures, $27,825 of which was paid to third parties who performed management, administration and tax services for Mr. Sfondrini on behalf of the Joint Ventures.

         Affiliates' Ownership in Prospects - A company wholly owned by Mr. Sfondrini and another corporation of which Mr. Andrews (a director of the Company) is an officer, are the general partners of Jovin, L.P., a limited partnership that previously has invested, on the same basis as outside parties, in certain wells in prospects generated by the Company. As a result of such investments, Jovin, L.P. is entitled to an approximate 2% working interest in the Company's Phoenix Prospect in Live Oak County, Texas. Jovin, L.P. made payments to the Company during 2002 on account of Jovin, L.P.'s pro rata share of certain land and lease operating expenses for this prospect in the aggregate amount of $100,094.

         Edge Group Partnership, Edge Holding Company, L.P., a limited partnership of which Mr. Sfondrini and a corporation wholly owned by him are the general partners, Andex Energy Corporation and Texedge Energy Corporation, corporations of which Mr. Andrews is an officer and members of his immediate family hold ownership interests, Mr. Raphael (a director of the Company), Jovin, L.P. and Essex II Joint Venture, own certain working

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

interests in the Company's Nita and Austin Prospects and certain other wells and prospects operated by the Company. These working interests aggregate 7.19% in the Austin Prospect, 6.27% in the Nita Prospect and are negligible in other wells and prospects. These working interests bear their share of lease operating costs and royalty burdens on the same basis as the Company. In addition, Bamaedge, L.P., a limited partnership of which Andex Energy Corporation is the general partner, and Mr. Raphael also hold overriding royalty interests with respect to the Company's working interest in certain wells and prospects.
Neither Mr. Raphael nor Bamaedge L.P. has an overriding interest in excess of ..075% in any one well or prospect. Essex I and II Joint Ventures own royalty and overriding royalty interests in various wells operated by the Company. The combined royalty and overriding royalty interests of the Essex I and Essex II Joint Ventures do not exceed 6.2% in any one well or prospect. The gross amounts paid or accrued to these persons by the Company in 2002 (including net revenue, royalty and overriding royalty interests) and the amounts these same persons paid to the Company for their respective share of lease operating expenses is set forth in the following table:

                                                  Total Amounts      Lease
                                                   Paid by the     Operating
                                                   Company to       Expenses
                                                 Owners in 2002   paid to the
                                                    including      Company by
                                                   Overriding      Owners in
                        Owner                      Royalty (1)        2002
---------------------------------------          --------------  -------------
Andex Corporation / Texedge Corporation          $     3,370     $      391
Bamaedge, L.P.                                         1,247             --
Edge Group Partnership                               316,512         80,716
Edge Holding Company, L.P.                            59,491         15,460
Essex I Joint Venture                                 15,043          1,658
Essex II Joint Venture                                87,066         15,507
Jovin, L.P.                                               --        100,094
Stanley Raphael                                        3,455            750
                                                 -----------     ----------
Total                                            $   486,184     $  214,576
                                                 ===========     ==========

         (1) In the case of Essex I and II Joint Ventures, amount includes royalty income in addition to working interest and overriding royalty income.


11.    SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     A summary of non-cash investing and financing activities for the years ended December 31, 2002, 2001 and 2000 is presented below:

                                                     Number
                                                       of               Fair
                                                     shares            Market
                Description                          issued             Value
------------------------------------------------    ---------        ----------
2002:
Shares issued to satisfy restricted stock grants       76,337         $ 409,777
Shares issued to fund the Company's matching
 contribution under the Company's 401 (k) plan         17,538         $  70,513
2001:
Shares issued to satisfy restricted stock grant        43,136         $ 131,134
2000:
Shares issued to satisfy restricted stock grant         9,648         $  30,000
Forfeitures of restricted stock                         5,600         $  11,528

Supplemental Disclosure of Cash Flow Information

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                         For the Year Ended December 31,
                                                               ----------------------------------------------------
                                                                     2002               2001             2000
                                                               --------------    -------------    --------------
Cash paid during the period for:
  Interest, net of amounts capitalized                         $       15,582    $      54,081    $      133,093
  Federal alternative minimum tax payments                                 --          322,000                --

12.   SUPPLEMENTAL FINANCIAL QUARTERLY RESULTS (UNAUDITED):

                                                 FOURTH           THIRD         SECOND           FIRST
                                                 QUARTER         QUARTER        QUARTER         QUARTER
                                               ------------     -----------    -----------    -------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2002
  Oil and natural gas revenue                  $     4,407      $    5,164     $    6,432      $     4,908
  Operating expenses                                 4,238           4,820          5,219            5,210
  Operating income (loss)                              169             344          1,213             (302)
  Other expense, net                                   (76)            (81)           (22)             (22)
  Income tax benefit (expense)                         (56)           (107)          (427)             117
  Net income (loss)                            $        37      $      156     $      764      $      (207)
  Basic earnings (loss) per share              $      0.00      $     0.02     $     0.08      $     (0.02)
  Diluted earnings (loss) per share            $      0.00      $     0.02     $     0.08      $     (0.02)

2001
  Oil and natural gas revenue                  $     4,062      $    6,181     $    8,045      $    11,523
  Operating expenses                                 7,386           5,831          5,210            4,040
  Operating income (loss)                           (3,324)            350          2,835            7,483
  Other expense, net                                   (53)             (4)           (19)             (11)
  Income tax benefit (expense)                       1,478             123            240           (1,022)
  Net income (loss)                            $    (1,899)     $      469     $    3,056      $     6,450
  Basic earnings (loss) per share              $     (0.20)     $     0.05     $     0.33      $      0.70
  Diluted earnings (loss) per share            $     (0.20)     $     0.05     $     0.31      $      0.67

         The sum of the individual quarterly basic and diluted earnings (loss) per share amounts may not agree with year-to-date basic and diluted earnings
(loss) per share amounts as a result of each period's computation being based on the weighted average number of common shares outstanding during that period.

         Second quarter results for 2002 were impacted by the recognition of revenue associated with underaccruals in prior periods. This adjustment resulted in 142 MMcfe of additional production and $577,200 additional revenue. After adjusting for related operating costs, the impact to net income for the second quarter of 2002 was an increase of $212,300.

         Included in operating expenses for the three months ended December 31, 2001 is $3.5 million for the settlement of litigation with BNP.

         Included in operating expenses for the three months ended March 31, 2001, is a non-cash credit of $(755,372) to compensation expense as required by FASB Interpretation No. (FIN) 44, Accounting for Certain Transactions involving Stock Compensation. In the second quarter of 2001, an additional credit of $(95,353) was included in operating expenses related to FIN 44.

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


13. SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

         This footnote provides unaudited information required by SFAS No. 69, "Disclosures About Oil and Natural Gas Producing Activities."

     CAPITALIZED COSTS - Capitalized costs and accumulated depletion, depreciation and amortization relating to the Company's oil and natural gas producing activities, all of which are conducted within the continental United States, are summarized below:

                                                                    DECEMBER 31,
                                                        --------------------------------------
                                                             2002                   2001
                                                       -----------------      -----------------
Developed oil and natural gas properties                     125,640,971            101,303,892
                                                       $                      $
Unevaluated oil and natural gas properties                     7,901,315             13,105,817
Accumulated depletion, depreciation and
  amortization                                              (58,917,399)           (49,220,255)
                                                       -----------------      -----------------
Net capitalized cost                                   $      74,624,887      $      65,189,454
                                                       =================      =================

     COSTS INCURRED - Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below:

                                                                   YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------------------
                                                        2002                 2001                  2000
                                                 ------------------    -----------------    -----------------
Acquisition Cost:
  Unproved properties                            $        5,465,794    $       7,052,246     $      4,219,936
  Proved properties                                       1,369,464            5,695,000                   --
Exploration costs                                         4,725,032           11,046,117            2,707,015
Development costs                                         7,926,579            4,822,589            3,765,945
                                                 ------------------    -----------------    -----------------
  Total costs incurred                           $       19,486,869    $      28,615,952     $     10,692,896
                                                 ==================    =================     ================

RESULTS OF OPERATIONS - Results of operations for the Company's oil and natural gas producing activities are summarized below:

                                                                       YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------------------
                                                          2002                   2001                 2000
                                                     ---------------      ------------------    -----------------
Oil and natural gas revenue                          $    20,911,294      $       29,810,917    $      23,774,416
Operating expenses:
  Oil and natural gas operating expenses and ad
      valorem taxes                                        2,628,320               3,041,073            2,152,638
  Production taxes                                         1,203,270               1,959,593            1,802,300
  Depletion, depreciation and amortization                 9,697,144               8,737,101            6,961,634
                                                     ---------------      ------------------    -----------------
      Results of operations from oil and gas
      producing activities                           $     7,382,560      $       16,073,150    $      12,857,844
                                                     ===============      ==================    =================

RESERVES - Proved reserves are estimated quantities of oil and natural gas, which geological and engineering data demonstrate with reasonable certainty to be, recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can reasonably be expected to be recovered through existing wells with existing equipment and operating methods. Proved oil and natural gas reserve quantities and the related discounted future net cash flows before income taxes (see Standardized Measure) for the periods presented are based on estimates prepared by Ryder Scott Company, independent petroleum engineers. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The Company's net ownership interests in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below.

                                                                               NATURAL GAS
                                                                                  (MCF)
                                                                         YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------------------
                                                               2002               2001                2000
                                                          --------------     ---------------     ---------------
Proved developed and undeveloped reserves
  Beginning of year                                           38,934,000          25,360,000          20,761,000
  Revisions of previous estimates                            (5,579,800)         (3,800,400)             892,000
  Purchase of oil and gas properties                             521,300           5,275,600                  --
  Extensions and discoveries                                   6,376,900          19,222,300           9,646,700
  Sales of natural gas properties                                (6,000)           (924,600)           (733,700)
  Production                                                 (5,266,400)         (6,198,900)         (5,206,000)
                                                          --------------     ---------------     ---------------
    End of year                                               34,980,000          38,934,000          25,360,000
                                                          ==============     ===============     ===============

Proved developed reserves at year end                         24,234,000          31,750,000          21,965,000
                                                          ==============     ===============     ===============

                                                                 OIL, CONDENSATE AND NATURAL GAS LIQUIDS
                                                                                  (BBLS)
                                                                         YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------------------
                                                               2002               2001                2000
                                                          --------------     ---------------     ---------------
Proved developed and undeveloped reserves
  Beginning of year                                              978,361             720,090             701,382
  Revisions of previous estimates                              1,090,845            (94,255)               7,568
  Purchase of oil and gas properties                              62,939              47,340                  --
  Extensions and discoveries                                     491,519             538,108             197,400
  Sales of natural gas properties                                   (521)            (71,493)            (12,500)
  Production                                                    (280,828)           (161,429)           (173,760)
                                                          --------------     ---------------     ---------------
    End of year                                                2,342,315             978,361             720,090
                                                          ==============     ===============     ===============

Proved developed reserves at year end                          1,509,950             879,058             674,845
                                                          ==============     ===============     ===============

     STANDARDIZED MEASURE - The Standardized Measure of Discounted Future Net Cash Flows relating to the Company's ownership interests in proved oil and natural gas reserves for each of the three years ended December 31, 2002 is shown below:

                                                                       YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------------------
                                                               2002               2001                2000
                                                          --------------     ---------------     ---------------

Future cash inflows                                       $  212,064,453     $   129,715,973     $   285,318,442
Future oil and natural gas operating expenses                (33,151,831)        (23,105,695)        (33,271,286)
Future development costs                                      (8,069,700)         (7,810,246)         (2,921,526)
Future income tax expense                                    (36,475,435)        (16,116,421)        (73,922,604)
                                                        ----------------     ---------------     ---------------
Future net cash flows                                        134,367,487          82,683,611         175,203,026
10% discount factor                                          (36,811,015)        (19,400,764)        (49,844,011)
                                                        ----------------     ---------------     ---------------
Standardized measure of discounted future net
  cash flows                                            $     97,556,472     $    63,282,847     $   125,359,015
                                                        ================     ===============     ===============

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

EDGE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

     CHANGES IN STANDARDIZED MEASURE - Changes in Standardized Measure of Discounted Future Net Cash Flows relating to proved oil and gas reserves are summarized below:

                                                                            YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------------------
                                                               2002                    2001                  2000
                                                        -------------------     ------------------     -----------------
Changes due to current year operations:
  Sales of oil and natural gas, net of oil and
      natural gas operating expenses                    $       (17,079,705)    $      (24,810,251)    $     (19,819,478)
  Sales of oil and natural gas properties                            (5,629)            (5,295,221)           (1,274,036)
  Purchase of oil and gas properties                              1,402,730              4,050,393                    --
  Extensions and discoveries                                     15,519,251             43,653,229            80,545,294
Changes due to revisions of standardized variables:
  Prices and operating expenses                                  38,029,737           (121,516,045)           66,248,224
  Revisions of previous quantity estimates                        2,378,838             (7,971,645)            3,881,207
  Estimated future development costs                                (20,172)            (4,258,998)              553,576
  Income taxes                                                  (11,143,442)            40,956,396           (47,083,522)
  Accretion of discount                                           6,328,285             12,535,901             3,406,135
  Production rates (timing) and other                            (1,136,268)               580,073             4,840,263
                                                        -------------------     ------------------     -----------------
Net change                                                       34,273,625            (62,076,168)           91,297,663
Beginning of year                                                63,282,847            125,359,015            34,061,352
                                                        -------------------     ------------------     -----------------
End of year                                             $        97,556,472     $       63,282,847     $     125,359,015
                                                        ===================     ==================     =================

         Sales of oil and natural gas, net of oil and natural gas operating expenses are based on historical pre-tax results. Sales of oil and natural gas properties, extensions and discoveries, purchases of minerals in place and the changes due to revisions in standardized variables are reported on a pre-tax discounted basis, while the accretion of discount is presented on an after tax basis.

             INDEPENDENT AUDITORS' REPORT ON CONSOLIDATED FINANCIAL
                               STATEMENT SCHEDULE


The Board of Directors and Stockholders
Edge Petroleum Corporation:

Under date of March 14, 2003, we reported on the consolidated balance sheets of Edge Petroleum Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows and stockholder's equity for the years then ended. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for the periods indicated above. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respect, the information set forth therein.


                                             KPMG LLP

Houston, Texas
March 14, 2003

                                                                    SCHEDULE II


                           EDGE PETROLEUM CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                              Balance at          Charged to                           Balance at
                                             Beginning of         Costs and         Deductions           End of
                                                 Year              Expenses          and Other            Year
                                             --------------     -------------     ---------------     ------------
YEAR ENDED DECEMBER 31, 2002:
  Allowance for doubtful accounts            $          688      $         --     $            81     $        607
YEAR ENDED DECEMBER 31, 2001:
  Allowance for doubtful accounts            $          163      $        525     $            --     $        688
YEAR ENDED DECEMBER 31, 2000:
  Allowance for doubtful accounts            $          163      $         --     $            --     $        163

                                 EXHIBIT INDEX


+2.1          --  Amended and Restated Combination Agreement by and among (i)
                  Edge Group II Limited Partnership, (ii) Gulfedge Limited
                  Partnership, (iii) Edge Group Partnership, (iv) Edge Petroleum
                  Corporation, (v) Edge Mergeco, Inc. and (vi) the Company, dated as of January 13, 1997 (Incorporated by reference from exhibit 2.1 to the Company's Registration Statement on Form
                  S-4 (Registration No. 333-17269)).

+3.1          --  Restated Certificate of Incorporated of the Company, as
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

+4.2          --  Amendment No. 1 and Waiver dated as of November 11, 2001 by and among the lenders party to the Second Amended and Restated
                  Credit Agreement dated October 6, 2000 ("Lenders"), Union Bank of California, N.A., a national banking association, as agent for such Lenders, Edge Petroleum Corporation, Edge Petroleum
                  Exploration Company, and Edge Petroleum Operating Company,
                  Inc. (collectively, the "Borrowers"), as borrowers under the Second Amended and Restated Credit Agreement. (Incorporated by
                  Reference from exhibit 4.2 to the Company's Annual Report on Form 10K for the annual period ended December 31, 2001).

*4.3          --  Amendment No. 2 dated as of May 29, 2002 by and among the lenders party to the Second Amended and Restated Credit
                  Agreement dated October 6, 2000 ("Lenders"), Union Bank of
                  California, N.A., a national banking association, as agent for such Lenders, Edge Petroleum Corporation, Edge Petroleum
                  Exploration Company, and Edge Petroleum Operating Company,
                  Inc. (collectively, the "Borrowers"), as borrowers under the Second Amended and Restated Credit Agreement.

*4.4          --  Amendment No. 3 dated as of August 8, 2002 by and among the lenders party to the Second Amended and Restated Credit
                  Agreement dated October 6, 2000 ("Lenders"), Union Bank of
                  California, N.A., a national banking association, as agent for such Lenders, Edge Petroleum Corporation, Edge Petroleum
                  Exploration Company, and Edge Petroleum Operating Company,
                  Inc. (collectively, the "Borrowers"), as borrowers under the Second Amended and Restated Credit Agreement.

+4.5          --  Letter Agreement dated October 31, 2000 by and between Edge
                  Petroleum Corporation, Edge Petroleum Exploration Company and
                  Edge Petroleum Operating Company, Inc. (collectively, the
                  "Borrowers") and Union Bank Of California, N.A., a national banking association, as Agent for itself and as lender.
                  (Incorporated by Reference from exhibit 4.6 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  September 31, 2000).

+4.6          --  Letter Agreement dated March 23, 2001 by and between Edge
                  Petroleum Corporation, Edge Petroleum Exploration Company and
                  Edge Petroleum Operating Company, Inc. (collectively, the
                  "Borrowers") and Union Bank Of California, N.A., a national banking association, as Agent for itself and as lender.
                  (Incorporated by Reference from exhibit 4.5 to the Company's
                  Annual Report on Form 10K for the annual period ended December
                  31, 2000).

+4.7          --  Letter Agreement dated September 21, 2001 by and between
                  Edge Petroleum Corporation, Edge Petroleum Exploration Company and Edge Petroleum Operating Company, Inc. (collectively, the
                  "Borrowers") and Union Bank Of California, N.A., a national banking association, as Agent for itself and as lender.
                  (Incorporated by Reference from exhibit 4.6 to the Company's
                  Quarterly Report on Form 10Q for the quarterly period ended
                  September 30, 2001).

+4.8          --  Letter Agreement dated January 18, 2002 by and between Edge
                  Petroleum Corporation, Edge Petroleum Exploration Company and
                  Edge Petroleum Operating Company, Inc. (collectively, the
                  "Borrowers") and Union Bank Of California, N.A., a national banking association, as Agent for itself and as lender.
                  (Incorporated by Reference from exhibit 4.6 to the Company's
                  Annual Report on Form 10K for the annual period ended December
                  31, 2001).

+4.9          --  Letter Agreement dated August 9, 2002 by and between Edge
                  Petroleum Corporation, Edge Petroleum Exploration Company and
                  Edge Petroleum Operating Company, Inc. (collectively, the
                  "Borrowers") and Union Bank Of California, N.A., a national banking association, as Agent for itself and as lender.
                  (Incorporated by Reference from exhibit 4.7 to the Company's
                  Quarterly Report on Form 10Q for the quarterly period ended
                  June 30, 2002).

+4.10         --  Common Stock Subscription Agreement dated as of April 30,
                  1999 between the Company and the purchasers named therein
                  (Incorporated by reference from exhibit 4.5 to the Company's
                  Quarterly Report on Form 10-Q/A for the quarter ended March
                  31, 1999).

+4.11         --  Warrant Agreement dated as of May 6, 1999 between the Company and the Warrant holders named therein (Incorporated by reference from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999).

+4.12         --  Form of Warrant for the purchase of the Common Stock
                  (Incorporated by reference from the Common Stock Subscription
                  Agreement from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999).

+10.1         --  Joint Venture Agreement between Edge Joint Venture II and
                  Essex Royalty Limited Partnership II, dated as of May 10, 1994
                  (Incorporated by reference from exhibit 10.2 to the Company's
                  Registration Statement on Form S-4 (Registration No.
                  333-17269)).

+10.2         --  Joint Venture Agreement between Edge Joint Venture II and
                  Essex Royalty Limited Partnership, dated as of April 11, 1992
                  (Incorporated by reference from exhibit 10.3 to the Company's
                  Registration Statement on Form S-4 (Registration No.
                  333-17269)).

*10.2         --  Amendment dated August 21, 2000 to the Joint Venture
                  Agreement between Edge Joint Venture II and Essex Royalty
                  Limited Partnership II, dated as of May 10, 1994.

*10.3         --  Amendment dated August 21, 2000 to the Joint Venture
                  Agreement between Edge Joint Venture II and Essex Royalty
                  Limited Partnership, dated as of April 11, 1992.

*10.4         --  Letter Agreement between Edge Petroleum Corporation and Essex
                  Royalty Limited Partnership,  dated as of July 30, 2002.

+10.5         --  Form of Indemnification Agreement between the Company and each of its directors  (Incorporated by reference from exhibit 10.7 to the Company's Registration Statement on Form S-4
                  (Registration No. 333-17269)).

+10.6         --  Stock Option Plan of Edge Petroleum Corporation, a Texas
                  corporation (Incorporated by reference from exhibit 10.13 to the Company's Registration on Form S-4 (Registration No.
                  333-17269)).

+10.7         --  Employment Agreement dated as of November 16, 1998, by and between the Company John W. Elias. (Incorporated by reference from 10.12 to the Company's Annual on Form 10-K for the year ended December 31, 1998).

*10.8         --  Incentive Plan of Edge Petroleum Corporation as Amended and
                  Restated Effective as of February 20, 2003.

+10.9         --  Edge Petroleum Corporation Incentive Plan "Standard
                  Non-Qualified Stock Option Agreement" by and between Edge
                  Petroleum Corporation and the Officers named therein.
                  (Incorporated by reference from exhibit 10.2 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  September 30, 1999).

+10.10        --  Edge Petroleum Corporation Incentive Plan "Director
                  Non-Qualified Stock Option Agreement" by and between Edge
                  Petroleum Corporation and the Directors named therein.
                  (Incorporated by reference from exhibit 10.3 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  September 30, 1999).

+10.11        --  Form of Employee Restricted Stock Award Agreement under the
                  Incentive Plan of Edge Petroleum Corporation (Incorporated by
                  Reference from exhibit 10.15 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1999).

+10.12        --  Edge Petroleum Corporation Amended and Restated Elias Stock
                  Incentive Plan. (Incorporated by reference from exhibit 4.5 to the Company's Registration on Form S-8 filed May 30, 2001
                  (Registration No. 333-61890)).

+10.13        --  Form of Edge Petroleum Corporation John W. Elias Non-Qualified
                  Stock Option Agreement (Incorporated by reference from exhibit
                  4.6 to the Company's Registration Statement on Form S-8 filed
                  May 30, 2001 (Registration No. 333-61890)).


*21.1         --  Subsidiaries of the Company.
*23.1         --  Consent of KPMG LLP, independent auditors.
*23.2         --  Consent of Deloitte & Touche LLP.
*23.3         --  Consent of Ryder Scott Company.

*99.1         --  Summary of Reserve  Report of Ryder Scott Company Petroleum
                  Engineers as of December 31, 2002 (included as an appendix to Form 10-K).

*99.2         -- Certification by John W. Elias, Chief Executive Officer,
                  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*99.3         -- Certification by Michael G. Long , Chief Financial and
                  Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).


* Filed herewith.
+ Incorporated by reference as indicated.

(b) Reports on Form 8-K: The Company filed the following reports on Form 8-K during the quarter ended December 31, 2002:

    None.