Form 10-Q
period 2003-03-31
EDGE PETROLEUM CORP
filed 2003-05-15
CIK 1021010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2003

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

                          1111 Bagby Suite, Suite 2100
                              Houston, Texas 77002
                                (Former Address)

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

                                 Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                            Outstanding at May 12, 2003
             -----                            ---------------------------

          Common Stock                                    9,498,016

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDGE PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                     March 31,     December 31,
                                                                                       2003            2002
                                                                                   ------------    ------------
                                                                                    (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                        $    588,133    $  2,568,176
  Accounts receivable, trade, net of allowance of $525,248 at March 31, 2003 and
    December 31, 2002, respectively                                                   8,232,161       4,259,607
  Accounts receivable, joint interest owners, net of allowance of $82,000 at
    March 31, 2003 and December 31, 2002, respectively                                  251,159         208,446
  Current deferred tax asset                                                          1,258,433         832,343
  Other current assets                                                                  666,394         430,930
                                                                                   ------------    ------------

    Total current assets                                                             10,996,280       8,299,502

PROPERTY AND EQUIPMENT, Net - full cost method of accounting for oil and natural
  gas properties                                                                     76,401,402      75,681,772
DEFERRED TAX ASSET                                                                           --          41,338
                                                                                   ------------    ------------

TOTAL ASSETS                                                                       $ 87,397,682    $ 84,022,612
                                                                                   ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade                                                          $    659,060    $  1,533,972
  Accrued liabilities                                                                 2,174,651       2,033,802
  Accrued interest payable                                                              167,644         127,698
  Asset retirement obligation                                                           131,856              --
  Derivative financial instrument                                                     2,289,486       1,293,840
                                                                                   ------------    ------------

    Total current liabilities                                                         5,422,697       4,989,312

ASSET RETIREMENT OBLIGATION                                                             843,919              --

DEFERRED TAX LIABILITY                                                                  287,709              --

LONG-TERM DEBT                                                                       22,200,000      20,500,000
                                                                                   ------------    ------------

    Total liabilities                                                                28,754,325      25,489,312
                                                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and
     outstanding                                                                             --              --
  Common stock, $0.01 par value; 25,000,000 shares authorized; 9,465,734 shares and 9,416,254 shares issued and outstanding at March 31, 2003 and December
     31, 2002, respectively                                                              94,657          94,163
  Additional paid-in capital                                                         56,762,546      56,663,626
  Retained earnings                                                                   3,196,706       2,616,507
  Accumulated other comprehensive loss                                               (1,410,552)       (840,996)
                                                                                   ------------    ------------

    Total stockholders' equity                                                       58,643,357      58,533,300
                                                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 87,397,682    $ 84,022,612
                                                                                   ============    ============

          See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  Three Months Ended
                                                                       March 31,
                                                             ----------------------------
                                                                 2003            2002
                                                             ------------    ------------
OIL AND NATURAL GAS REVENUE                                  $  6,838,770    $  4,907,597

OPERATING EXPENSES:
  Lifting costs                                                   594,804         596,245
  Severance and ad valorem taxes                                  519,155         435,722
  Depletion, depreciation and amortization                      2,732,785       2,832,163
  Accretion expense                                                15,088              --
  General and administrative expenses                           1,256,262       1,241,418
  Deferred compensation expense                                    86,664         104,878
                                                             ------------    ------------

    Total operating expenses                                    5,204,758       5,210,426
                                                             ------------    ------------

OPERATING INCOME (LOSS)                                         1,634,012        (302,829)

OTHER INCOME AND EXPENSE:
  Interest income                                                   2,123           3,878
  Interest expense, net                                          (176,389)        (25,344)
                                                             ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                            1,459,746        (324,295)

INCOME TAX BENEFIT (EXPENSE)                                     (521,722)        117,387
                                                             ------------    ------------

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING
   CHANGE                                                         938,024        (206,908)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                           (357,825)             --
                                                             ------------    ------------

NET INCOME (LOSS)                                                 580,199        (206,908)

OTHER COMPREHENSIVE INCOME (LOSS):

  Change in valuation of hedging instruments                     (569,556)        (70,539)
                                                             ------------    ------------

COMPREHENSIVE INCOME (LOSS)                                  $     10,643    $   (277,447)
                                                             ============    ============

BASIC EARNINGS (LOSS) PER SHARE:
Net earnings (loss) before cumulative effect of accounting
   change                                                    $       0.10    $      (0.02)
Cumulative effect of accounting change                              (0.04)             --
                                                             ------------    ------------
Basic earnings (loss) per share                              $       0.06    $      (0.02)
                                                             ============    ============

DILUTED EARNINGS (LOSS) PER SHARE:
Net earnings (loss) before cumulative effect of accounting
   change                                                    $       0.10    $      (0.02)
Cumulative effect of accounting change                              (0.04)             --
                                                             ------------    ------------
Diluted earnings (loss) per share                            $       0.06    $      (0.02)
                                                             ============    ============

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      9,439,858       9,324,875
                                                             ============    ============

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                                  9,583,303       9,324,875
                                                             ============    ============



          See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                   2003            2002
                                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                              $    580,199    $   (206,908)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
    Cumulative effect of accounting change                                          357,825              --
    Deferred income taxes                                                           521,722        (117,387)
    Depletion, depreciation and amortization                                      2,732,785       2,832,163
    Accretion expense                                                                15,088              --
    Amortization of deferred loan costs                                                  --          25,344
    Deferred compensation                                                            86,664         104,878
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable, trade                            (3,972,554)        560,625
    Increase in accounts receivable, joint interest owners                          (42,713)       (169,916)
    Increase in other assets                                                       (235,464)       (327,958)
    Increase (decrease) in accounts payable, trade                                 (874,912)        635,478
    Increase (decrease) in accrued liabilities                                      153,599      (2,520,593)
    Increase in accrued interest payable                                             39,946          80,676
                                                                               ------------    ------------

      Net cash provided by (used in) operating activities                          (637,815)        896,402
                                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and natural gas property and equipment purchases                           (3,097,324)     (2,884,825)
  Proceeds from the sale of oil and gas properties                                   55,096              --
                                                                               ------------    ------------

      Net cash used in investing activities                                      (3,042,228)     (2,884,825)
                                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from long-term debt                                                  1,700,000       1,500,000
  Net proceeds from issuance of common stock                                             --           2,400
                                                                               ------------    ------------

      Net cash provided by financing activities                                   1,700,000       1,502,400
                                                                               ------------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (1,980,043)       (486,023)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    2,568,176         793,287
                                                                               ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $    588,133    $    307,264
                                                                               ============    ============




          See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The financial statements included herein have been prepared by Edge Petroleum Corporation, a Delaware corporation ("we", "our", "us" or the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

         Reclassifications - Certain prior year balances have been reclassified to conform to current year presentation.

ACCOUNTING CHANGE - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record a liability for legal obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred. When the liability for the fair value of dismantlement and abandonment costs, excluding salvage values, is initially recorded, the carrying amount of the related long-lived asset, oil and gas properties, is increased. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The standard is effective for fiscal years beginning after June 15, 2002, therefore the Company adopted SFAS No. 143 effective January 1, 2003 using a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated accretion and depreciation. The $357,825 cumulative effect of the change in prior years (net of income taxes of $192,675) is included in net income for the three months ended March 31, 2003.

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

         Oil and natural gas properties are amortized using the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs. Unevaluated properties are evaluated periodically for impairment on a property-by-property basis. If the results of an assessment indicated that an unproved property is impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. The amortizable base includes estimated future development costs and dismantlement, restoration and abandonment costs.

         In addition, the capitalized costs of oil and natural gas properties are subject to a "ceiling test," whereby to the extent that such capitalized costs subject to amortization in the full cost pool (net of depletion, depreciation and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to operations. Once incurred, an impairment of oil and natural gas properties in not reversible at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with our quarterly filings with the Securities and Exchange Commission. No adjustment related to the ceiling test was required during the three months ended March 31, 2003 or 2002.

         Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

STOCK-BASED COMPENSATION - We account for stock compensation plans under the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation expense is recognized for stock options that had an exercise price equal to the market value of their underlying common stock on the date of grant. As allowed by SFAS No. 123, "Accounting for Stock Based Compensation," we have continued to apply APB Opinion No. 25 for purposes of determining net income. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

         Had compensation expense for stock-based compensation been determined based on the fair value at the date of grant, our net income, earnings available to common stockholders and earnings per share would have been reduced and the stock-based compensation cost would have been increased to the pro forma amounts indicated below:

                                                    ----------------------------
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2003          2002
                                                     ----------    ----------
Net income (loss) as reported                        $  580,199    $ (206,908)
  Add:
    Stock based employee compensation expense
    (benefit) included in reported net
    income, net of related income tax                        --          (193)
  Deduct:
   Total stock based employee compensation expense
   determined under fair value based method for
   all awards, net of related income tax                (57,762)      (48,221)
                                                     ----------    ----------
Pro Forma Net Income (Loss)                          $  522,437    $ (255,322)
                                                     ==========    ==========

Earnings (Loss) Per Share:
     Basic - as reported                             $     0.06    $    (0.02)
     Basic - pro forma                                     0.06         (0.03)

     Diluted - as reported                           $     0.06    $    (0.02)
     Diluted - pro forma                                   0.05         (0.03)

         The Company is also subject to reporting requirements of Financial Accounting Standards Board ("FASB") Interpretation No. (FIN) 44, Accounting for Certain Transactions involving Stock Compensation that requires a non-cash charge to deferred compensation expense if the market price of our common stock at the end of a reporting period is greater than the exercise price of certain stock options. After the first such adjustment is made, each subsequent period is adjusted upward or downward to the extent that the market price exceeds the exercise price of the options. The charge is related to non-qualified stock options granted to employees and directors in prior years and re-priced in May 1999, as well as certain options newly issued in conjunction with the repricing. No adjustments related to FIN 44 were required during the first quarter of 2003.

ACCOUNTING PRONOUNCEMENTS

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after January 1, 2003. The Company did not participate in any applicable activities as of and for the period ended March 31, 2003.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of disposal activities, including restructuring activities that are currently covered in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Activity." The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company did not participate in any applicable activities as of and for the period ended March 31, 2003.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003.

         During 2002, the FASB issued two interpretations: FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and FIN 46 "Consolidation of Variable Interest Entities". There was no current impact of FIN 45 or FIN 46 on the Company's financial position or results of operations.

         The Company does not expect the adoption of any of the above-mentioned standards to have a material impact on the Company's future financial condition or results of operations.


2. ASSET RETIREMENT OBLIGATION

         In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record a liability for legal obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred. When the liability for the fair value of dismantlement and abandonment costs, excluding salvage values, is initially recorded, the carrying amount of the related long-lived asset, oil and gas properties, is increased. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The standard is effective for fiscal years beginning after June 15, 2002, therefore the Company adopted SFAS No. 143 effective January 1, 2003 using a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation.

         At January 1, 2003, the Company recorded the present value of its future asset retirement obligation ("ARO") for natural gas and oil property and related equipment. The cumulative effect of the adoption of SFAS No. 143 and the change in accounting principle is a charge to net income during the first quarter of 2003 of $357,825, net of taxes of $192,675.

                                                          03/31/2003
                                                          ----------
Asset retirement obligation, beginning of period          $  942,736
Liabilities incurred in the current period                    17,951
Liabilities settled in the current period                         --
Accretion expense                                             15,088
Revisions resulting from changes in expected cash flows           --
                                                          ----------
Asset retirement obligation, end of period                $  975,775
                                                          ==========

         The following table summarizes the pro forma net income and earnings per share for the three months ended March 31, 2002 had SFAS 143 been adopted by the Company on January 1, 2002.

                                                     As Reported    Pro Forma
                                                     -----------    ---------
Net loss                                               (206,908)     (580,068)
Net loss per share, basic                                 (0.02)        (0.06)
Net loss per share, diluted                               (0.02)        (0.06)

         In addition, if we had applied the provisions of SFAS No. 143 as of January 1, 2002, the pro forma basis amount of the ARO would have been $882,537.


3. LONG TERM DEBT

         During the first quarter of 2003, we borrowed $1.7 million under our credit facility (the "Credit Facility") and as of March 31, 2003, $22.2 million was outstanding. Borrowings under the Credit Facility bear interest at a rate equal to prime plus 0.50% or LIBOR plus 2.75%. The Credit Facility matures October 6, 2004 and is secured by substantially all of our assets.

         Effective April 1, 2003, the borrowing base was increased to $26.5 million. The borrowing base will be re-determined again during the second half of 2003. The borrowing base is not subject to automatic reductions at this time.

         The Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of oil and natural gas properties or other collateral, and engaging in merger or consolidation transactions. The Credit Facility also prohibits dividends and certain distributions of cash or properties and certain liens. The Credit Facility also contains certain financial covenants. The EBITDA to Interest Expense Ratio requires that (a) our consolidated EBITDA, as defined in the agreement, for the four fiscal quarters then ended to (b) our consolidated interest expense for the four fiscal quarters then ended, to not be less than
3.5 to 1.0. EBITDA was part of a negotiated covenant with our lender and is presented here as disclosure of our compliance with that covenant. The Working Capital ratio requires that the amount of our consolidated current assets less our consolidated liabilities, as defined in the agreement, be at least $1.0 million. The Allowable Expenses ratio requires that (a) the aggregate amount of our year-to-date consolidated general and administrative expenses for the period from January 1 of such year through the fiscal quarter then ended to (b) our year-to-date consolidated oil and gas revenue, net of hedging activity, for the period from January 1 of such year through the fiscal quarter then ended, to be less than .40 to 1.0. At March 31, 2003, we were in compliance with the above-mentioned covenants.

4. EARNINGS PER SHARE

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

         During the three months ended March 31, 2002, we reported a net loss, thus the effects of stock options, restricted stock granted but to be issued upon vesting and warrants were antidilutive. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128, for the three months ended March 31, 2003:

                                               Three Months Ended March 31, 2003
                                          ------------------------------------------
                                             Income        Shares         Per Share
                                           (Numerator)  (Denominator)      Amount
                                          ------------  -------------   ------------
BASIC EPS
Income available to common stockholders   $    580,199      9,439,858   $       0.06
Effect of dilutive securities:
Restricted stock                                    --         95,976             --
Common stock options                                --         47,469             --
                                          ------------   ------------   ------------
DILUTED EPS
Income available to common stockholders   $    580,199      9,583,303   $       0.06
                                          ============   ============   ============

5. INCOME TAXES

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

         We currently estimate that our effective tax rate for the year ending December 31, 2003 will be approximately 35.7%. For the three months ended March 31, 2003, a provision for income taxes of $521,722 was reported. As a result of incurring a loss in the first quarter of 2002, an income tax benefit of $117,387 was recorded.


6. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

         A summary of non-cash investing and financing activities for the three months ended March 31, 2003 and 2002 is presented below:

                                                              Number of
                                                               shares       Fair Market
    Description                                                issued          Value
---------------------------------------------------------    -----------    -----------
2003:
Shares issued to satisfy restricted stock grants                  46,330    $   176,090
Shares issued to fund the Company's matching contribution
  under the Company's 401(k) plan                                  3,150         12,750
2002:
Shares issued to satisfy restricted stock grants                  45,336        174,575

         We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. A summary of non-cash investing and financing activities for the three months ended March 31, 2003 and 2002 is presented below:

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                     For the Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                         2003           2002
                                                     ------------   ------------
Cash paid during the period for:
  Interest, net of amounts capitalized               $      8,745   $         --

         Interest paid for the three months ended March 31, 2003 and 2002 excludes amounts capitalized of $75,923 and $172,859, respectively.


7. HEDGING ACTIVITIES

         Due to the instability of oil and natural gas prices, we periodically enter into price risk management transactions (e.g., swaps, collars and floors) for a portion of our oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits the Company's ability to benefit from increases in the price of oil and natural gas, it also reduces the Company's potential exposure to adverse price movements. The Company's hedging arrangements, to the extent it enters into any, apply to only a portion of its production and provide only partial price protection against declines in oil and natural gas prices and limits the Company's potential gains from future increases in prices. The Company's Board of Directors sets all of the Company's hedging policies, including volumes, types of instruments and counterparties, on a quarterly basis. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation and concurrence by the President and Chairman of the Board. The Company accounts for these transactions as hedging activities and, accordingly, realized gains and losses are included in oil and natural gas revenue during the period the hedged transactions occur.

         No hedges were in place on production for the three months ended March 31, 2002. The following was the impact on oil and natural gas revenue from hedging activities for the three months ended March 31, 2003:

                                                                         Loss for the
                                                                         Three Months
                                           Price          MMBtu            Ended
                  Effective Dates           Per          Volumes          March 31,
Hedge Type      Beg.         Ending        MMBtu         Per Day            2003
----------     ------       --------      -------        -------         ------------
Natural                                   $4.00 -
Gas Collar     1/1/03       12/31/03        $4.25         10,000         $(2,206,410)

         Our current hedging activities for natural gas are entered into on a per MMbtu delivered price basis, NYMEX, with settlement for each calendar month occurring five business days following the expiration date.

         In October 2002, we entered into a natural gas collar that covered 10,000 MMbtus per day for the period January 1, 2003 to December 31, 2003 at a floor of $4.00 per MMbtu and a ceiling of $4.25 per MMbtu. At March 31, 2003, the market value of outstanding hedges was approximately $(2.3) million and is included in current liabilities.

         In March 2002, we purchased a floor on 18,000 MMbtus per day at $2.65 per MMbtu for the period April 1, 2002 through June 30, 2002, at a cost of $163,800. The floor structure provided a minimum realized price for the protected volume yet preserved any upside in gas prices. Any increase in the price of natural gas caused the natural gas floor to expire at no additional cost to the Company. At March 31, 2002, the fair value of the hedge was $53,583.

         Subsequent to March 31, 2003, the Company entered into a natural gas collar covering 2,000 MMbtu per day for the period June 1, 2003 to September 30, 2003 with a floor of $5.00 per MMbtu and a ceiling of $6.50 per MMbtu.


8. COMMITMENTS AND CONTINGENCIES

         From time to time the Company is a party to various legal proceedings arising in the ordinary course of business. While the outcome of lawsuits cannot be predicted with certainty, the Company is not currently a party to any proceeding that it believes, if determined in a manner adverse to the Company, could have a potential material adverse effect on its financial condition, results of operations or cash flows except for the litigation described below. We do not believe that the ultimate outcome of this litigation will have a material adverse effect on us.

         In July 2001, the Company was notified of a prior lease in favor of a predecessor of ExxonMobil purporting to be valid and covering the same property as the Company's Neblett lease in Starr County, Texas. The Neblett lease is part of a unit in the N. LaCopita Prospect in which the Company owns a non-operating interest. The operator of the lease, GMT, filed a petition for, and was granted, a temporary restraining order against ExxonMobil in the 229th Judicial Court in Starr County, Texas enjoining ExxonMobil from taking possession of the Neblett wells. Pending resolution of the underlying title issue, the temporary restraining order was extended voluntarily by agreement of the parties, conditioned on GMT paying the revenues into escrow and agreeing to provide ExxonMobil with certain discovery materials in this action. ExxonMobil filed a counterclaim against GMT and all the non-operators, including the Company, to establish the validity of their lease, remove cloud on title, quiet title to the property, and for conversion, trespass and punitive damages. ExxonMobil sought unspecified damages for the lost profits on the sale of the hydrocarbons from this property, and for a determination of whether the Company and the other working interest owners were in good faith or bad faith in trespassing on this lease. If a determination of bad faith were made, the parties would not be able to recover their costs of developing this property from the revenues therefrom. While there is always a risk in the outcome of the litigation, the Company believes there is no question that it acted in good faith and vigorously defended its position. In February 2003, the Company, GMT and the other working interest parties entered into a compromise and settlement agreement with Exxon and Mrs. Neblett. Pursuant to the settlement, the Neblett wells have been assigned to Exxon along with all operating responsibility, and all working interest parties, including the Company, have been made whole for all out of pocket costs incurred in drilling, completing, equipping and operating the Neblett wells, including lease costs and royalty payments. The Company's share of such reimbursed costs was $27,198. In addition, Mrs. Neblett will repay the amount of the lease bonus and all royalty overpayments she received from GMT and the other working interest parties, including the Company. Such payment is secured by her future royalty interest payments in the wells, and other security described in the settlement agreement, and is due in full on or before December 1, 2003. The Company's share of such lease bonus and royalty reimbursements is $74,040. The parties have agreed to a dismissal of all claims in this case, and an order of dismissal with prejudice has been entered by the court.

         In a separate but related matter, certain nonparticipating royalty owners have made demands on GMT as operator, to pay certain royalty payments previously paid to Mrs. Neblett on production from these wells, plus future royalty payments on such production. As part of the settlement agreement, monies that were otherwise payable to Mrs. Neblett attributable to her valid royalty interest under the ExxonMobil lease, subject to execution of valid division orders and approval of their title, have been paid to these nonparticipating royalty owners on account of their nonparticipating royalty interests. There are other nonparticipating royalty owners who have not made demands on GMT or the Company, and whose claims, if any, will be dealt with if and when they are made. There can be no guarantee that the nonparticipating royalty owners will not contest the amount or calculation of their royalties in a separate lawsuit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors that have affected certain aspects of our financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q and with our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2002.

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

         Oil and natural gas properties are amortized using the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs. Unevaluated properties are evaluated periodically for impairment on a property-by-property basis. If the results of an assessment indicate that an unproved property is impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. The amortizable base includes estimated future development costs and dismantlement, restoration and abandonment costs.

         We adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") effective January 1, 2003. The statement required us to record a liability for the fair value of our dismantlement and abandonment costs, excluding salvage values. When the liability was initially recorded, we increased the carrying amount of the related long-lived asset, oil and gas properties. Accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we will either settle the obligation for its recorded amount or incur a gain or loss upon settlement.

         In addition, the capitalized costs of oil and natural gas properties are subject to a "ceiling test," whereby to the extent that such capitalized costs subject to amortization in the full cost pool (net of depletion, depreciation and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to operations. Once incurred, an impairment of oil and natural gas properties in not reversible at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with our quarterly filings with the Securities and Exchange Commission. No adjustment related to the ceiling test was required during the three months ended March 31, 2003 or 2002.

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

DERIVATIVES AND HEDGING ACTIVITIES

         Due to the instability of oil and natural gas prices, we have periodically entered into price risk management transactions (e.g., swaps, collars and floors) for a portion of our oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits our ability to benefit from increases in the price of oil and natural gas, it also reduces our potential exposure to adverse price movements. Our hedging arrangements, to the extent we enter into any, apply to only a portion of our production and provide only partial price protection against declines in oil and natural gas prices and limits our potential gains from future increases in prices. Our Board of Directors sets all of our hedging policies, including volumes, types of instruments and counterparties, on a quarterly basis. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation and concurrence by the President and Chairman of the Board. We account for these transactions as hedging activities and, accordingly, realized gains and losses are included in oil and natural gas revenue during the period the hedged transactions occur.

         We adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. The statement, as amended by SFAS No. 137 and SFAS No. 138, requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives be reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or firm commitment, then the changes in the fair value of the derivative instrument will generally be offset in the income statement by the change in the item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows then the changes in the fair value of the derivative instrument will generally be reported in Other Comprehensive Income (OCI). The gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the period in which earnings are impacted by the hedged item. We adopted SFAS No. 133 effective on January 1, 2001, and recorded a transition adjustment of approximately $(1.1) million in accumulated other comprehensive income to record the fair value of the natural gas hedges that were outstanding at that date.

         Upon entering into a derivative contract, we designate the derivative instruments as a hedge of the variability of cash flow to be received (cash flow hedge). In accordance with SFAS No. 133, we formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking various hedge transactions. We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are expected to be highly effective in offsetting changes in cash flows of hedged transactions. All of our derivative instruments at March 31, 2003 were designated and effective as cash flow hedges. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, hedge accounting would be discontinued prospectively.

         When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value and gains and losses that were accumulated in other comprehensive income will be recognized in earnings immediately. In all other situations in which hedge accounting is discontinued, the derivative will be carried at fair value on the balance sheet with future changes in its fair value recognized in earning prospectively

         Our revenue, profitability and future rate of growth and ability to borrow funds or obtain additional capital, and the carrying value of our properties, are substantially dependent upon prevailing prices for oil and natural gas. These prices are dependent upon numerous factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. A substantial or extended decline in oil and natural gas prices could have a material adverse effect on our financial condition, results of operations and access to capital, as well as the quantities of oil and natural gas reserves that we may economically produce.

STOCK-BASED COMPENSATION

         We account for stock compensation plans under the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation expense is recognized for stock options that had an exercise price equal to the market value of their underlying common stock on the date of grant. As allowed by SFAS No. 123, "Accounting for Stock Based Compensation," we have continued to apply APB Opinion No. 25 for purposes of determining net income. In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

         We are also subject to reporting requirements of FASB Interpretation No. (FIN) 44, Accounting for Certain Transactions involving Stock Compensation that requires a non-cash charge to deferred compensation expense if the market price of our common stock at the end of a reporting period is greater than the exercise price of certain stock options. After the first such adjustment is made, each subsequent period is adjusted upward or downward to the extent that the market price exceeds the exercise price of the options. The charge is related to non-qualified stock options granted to employees and directors in prior years and re-priced in May 1999, as well as certain options newly issued in conjunction with the repricing. No adjustments related to FIN 44 were required during the first quarter of 2003.

OVERVIEW

         The following matters had a significant impact on our results of operations and financial position for the three months ended March 31, 2003:

         Commodity Prices - The average realized price for our production, before the effects of hedging activity, increased 142% from $2.42 per thousand cubic feet of gas equivalent (Mcfe) in the first three months of 2002 to $5.85 per Mcfe for the comparable period this year. No hedging was in place on production for the first quarter of 2002, however, hedging activity for the three months ended March 31, 2003 resulted in a net realized loss of $(2.2) million, or $(1.43) per Mcfe.

         Cumulative Effect of Accounting Change - We adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. We used a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. The $357,825 cumulative effect of the change in accounting (net of income taxes of $192,675) is included in net income for the three months ended March 31, 2003.

RESULTS OF OPERATIONS

         REVENUE AND PRODUCTION

         Oil and natural gas production decreased 24% from an average of 22.5 MMcfe per day in the first quarter of 2002 to 17.2 MMcfe per day in the same current year period; however, the impact of higher average realized prices offset the production decrease. Oil and natural gas revenue for the first quarter of 2003 increased 39% over the same period in 2002. Natural gas production comprised 74% of total production on an equivalent Mcf basis and contributed 77% of total revenue for the first quarter of 2003. Oil and condensate production was 11% of total production and contributed 14% of total oil and gas revenue while natural gas liquids (NGLs) production comprised 15% of total production and contributed 9% of total oil and gas revenue. In the comparable 2002 period, natural gas production comprised 84% of total production and contributed 86% of total revenue. Oil and condensate production was 9% of total production and 10% of revenue and NGLs production comprised 7% of total production and 4% of total revenue.

         The following table summarizes volume and price information with respect to our oil and gas production for the quarters ended March 31, 2003 and 2002:

                                                    For the Three Months
                                                       Ended March 31,
                                           -------------------------------------
                                                                       Increase
                                              2003          2002      (Decrease)
                                           ----------    ----------   ----------
Gas Volume - MCFGPD(1)                         12,649        18,928       (6,279)
Average Gas Price - per MCF(2)             $     6.57    $     2.47   $     4.10
Hedge Loss - per MCF                       $    (1.94)           --   $    (1.94)

Oil and Condensate Volume - BPD(3)                322           322           --
Average Oil Price - per barrel             $    33.73    $    17.41   $    16.32

Natural Gas Liquids Volume - BPD(3)               436           278          158
Average NGL Price - per barrel             $    14.91    $     7.50   $     7.41

(1) MCFGPD - thousand cubic feet of gas per day

(2) Excluding losses from hedging activities

(3) BPD - barrels per day


FIRST QUARTER 2003 COMPARED TO THE FIRST QUARTER 2002

         Natural gas revenue increased 25% from $4.2 million for the first quarter of 2002 to approximately $5.3 million for the same period in 2003. Significantly higher average prices received for our natural gas production more than offset the decline in production. The average natural gas sales price for production in the first quarter of 2003 was $4.63 compared to $2.47 per Mcf for 2002. This increase in average price received resulted in increased revenue of approximately $2.5 million (based on current year production). Included within natural gas revenue for the three months ended March 31, 2003 was $(2.2) million representing realized losses from hedging activity that decreased the effective natural gas sales price by $(1.94) per Mcf. No hedges were in place during the first quarter of 2002. For the three months ended March 31, 2003, natural gas production decreased 33% from 18.9 MMcf/d in 2002 to 12.6 MMcf/d in 2003 due primarily to declines in production from existing properties and the delay in the resumption of production from the Thibodeaux well, partially offset by production from new wells drilled including the O'Connor Ranch East properties and the Gato Creek properties. The decrease in production for the three months ended March 31, 2003 compared to the same period in 2002 resulted in a decrease in revenue of approximately $1.4 million (based on 2002 first quarter average prices).

         Revenue from sales of oil and condensate increased 94% from $504,534 in the first quarter of 2002 to $977,192 for the comparable 2003 period, due primarily to higher average realized prices. The average realized price for oil and condensate in the first quarter of 2003 was $33.73 per barrel, a 94% increase over the first quarter 2002 average price of $17.41 per barrel. This increase in the average realized price received for our oil and condensate increased revenue $472,600 (based on current quarter production). Production volumes for oil and condensate were comparable to the prior year period at 322 BPD.

         Revenue from sales of NGLs increased significantly from $187,720 in the first quarter of 2002 to $584,358 for the comparable 2003 period due to both higher average realized prices and higher production. The average realized price for NGLs in the first quarter of 2003 was $14.91 per barrel compared to $7.50 per barrel for the same period in 2002. This 99% increase in the average realized price for our NGLs increased revenue by $290,500 (based on current quarter production). Production volumes for NGLs increased from 278 BPD in the first quarter of 2002 to 436 BPD for the comparable period in 2003. This increase in production favorably impacted quarterly revenue $106,100 (based on 2002 first quarter average prices).

COSTS AND OPERATING EXPENSES

         Lifting costs for the three-month period ended March 31, 2003 totaled $594,804, comparable to the same period in 2002. Lifting costs averaged $0.38 per Mcfe for the three-month period ended March 31, 2003 compared to $0.29 per Mcfe in the prior year period due to the lower production reported for the 2003 period compared to 2002.

         Severance and ad valorem taxes for the three months ended March 31, 2003 increased 19% from $435,722 in the prior year period to $519,155 in 2003, due primarily to higher severance taxes paid on the significantly higher revenue during the first quarter of 2003. Severance and ad valorem taxes were $0.34 per Mcfe and $0.21 per Mcfe for the three-month periods ended March 31, 2003 and 2002, respectively. The increase in expense per Mcfe is due primarily to the higher revenue received while production was lower over the comparable periods. Severance tax averaged 5.0% of revenue for the first quarter of 2003 compared to 7.3% for the same period in 2002 due to tax abatements received on several of our properties in the fourth quarter of 2002 and first quarter of 2003.

         Depletion, depreciation and amortization expense ("DD&A") expense for the first quarter of 2003 totaled $2.7 million compared to $2.8 million in the first quarter of 2002. Full cost DD&A on our oil and natural gas properties totaled $2.5 million for the first quarter of 2003 compared to $2.7 million for the same period in 2002.

Depletion expense on a unit of production basis for the three-month periods ended March 31, 2003 and 2002 was $1.62 per Mcfe and $1.31 per Mcfe, respectively. For the first quarter of 2003 as compared to the prior year period, a 24% increase in the overall depletion rate increased depletion expense by $469,500 while lower oil and natural gas production decreased depletion expense by $631,000. The increase in the depletion rate was primarily due to a higher amortizable base at March 31, 2003 compared to March 31, 2002. Other DD&A expense of $229,784 for the three-month period ended March 31, 2003 was higher than the comparable prior period total of $167,635 due to the accelerated amortization of leasehold costs associated with our prior office building lease.

         General and administrative expenses ("G&A") for the first quarter of 2003, excluding deferred compensation expense related to restricted stock and FIN 44 requirements, increased 1% to $1,256,262, as compared to $1,241,418 for the three months ended March 31, 2002. The increase in G&A was primarily attributable to higher professional services for the first quarter of 2003 compared to the same period in 2002. For the first quarter of 2003 and 2002, overhead reimbursement fees recorded as a reduction to G&A totaled $28,700 and $32,800, respectively. Capitalized G&A further reduced total G&A by $302,800 and $370,400 for the three months ended March 31, 2003 and 2002, respectively. G&A on a unit of production basis for the three-month periods ended March 31, 2003 and 2002 was $0.81 per Mcfe and $0.61 per Mcfe, respectively. The increase in cost per Mcfe is due almost entirely to the lower production for the first quarter of 2003 compared to the same period in 2002.

         Deferred compensation includes amortization related to restricted stock awards granted during 2001, 2002 and 2003. For the three months ended March 31, 2003 and 2002, such amortization totaled $86,664 and $105,181, respectively.

         Also included in deferred compensation are charges or credits related to FIN 44, "Accounting for Certain Transactions involving Stock Compensation." FIN 44 requires, among other things, a non-cash charge to compensation expense if the price of Edge's common stock on the last trading day of a reporting period is greater than the exercise price of certain options. FIN 44 could also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of the prior period, but not below the exercise price of the options. We adjust deferred compensation expense upward or downward on a monthly basis based on the trading price at the end of each such period as necessary to comply with FIN 44. The adjustment is related only to the non-qualified stock options granted to employees and directors in prior years and re-priced in May of 1999, as well as certain options newly issued in conjunction with the repricing. For the three months ended March 31, 2003, no charge or credit was required to comply with FIN 44. For the comparable 2002 period, a credit of $(303) was reported.

         For the three months ended March 31, 2003, interest expense totaled $252,312 on weighted average debt of approximately $21.2 million. Capitalized interest for the period was $75,923 resulting in net interest expense of $176,389. For the three months ended March 31, 2002, we capitalized all interest incurred during the quarter, or $172,859. Our weighted average debt was approximately $11.0 million. Also included in interest expense were deferred loan costs of $25,344 for the three months ended March 31, 2002. Interest income totaled $2,123 for the three months ended March 31, 2003 and $3,878 for the 2002 period.

         For the three months ended March 31, 2003, we provided a charge of $521,722 for income taxes at an effective rate of 35.7% based on the forecast of annual 2003 net income using assumptions known at that time. An income tax benefit was recorded for the first quarter of 2002 of $117,387 representing an estimated effective tax rate of 36%. Such rate was based on anticipated results for the year ended December 31, 2002 using current assumptions.

         We adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. We used a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. The $357,825 cumulative effect of the change in accounting (net of income taxes of $192,675) is included in net income for the three months ended March 31, 2003.

         For the first quarter of 2003, we realized net income of $580,199, or basic and diluted earnings per share of $0.06. This compares to a net loss for the first quarter of 2002 of $(206,908), or basic and diluted loss per share of $(0.02). Weighted average shares outstanding increased from 9,324,875 shares for the three months ended March

31, 2002 to 9,439,858 shares in the comparable 2003 period. The increase was due primarily to the exercise of stock options and the issuance of common stock related to restricted stock grants.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash and cash equivalents at March 31, 2003 of $588,133 consisting primarily of short-term money market investments, as compared to $2,568,176 at December 31, 2002. Working capital was $5.6 million as of March 31, 2003, as compared to $3.3 million at December 31, 2002.

         Cash flows used in operating activities for the three months ended March 31, 2003 totaled $(637,815) compared to cash flows provided by operating activities of $896,402 for the three months ended March 31, 2002. The decrease in cash flows provided by operating activities in 2003 compared to 2002 was due primarily to the timing of the settlement of realized hedge losses in relation to the receipt of cash for the associated revenue stream.

         Cash used in investing activities totaled approximately $3.0 million for the three months ended March 31, 2003 compared to $2.9 million in the same period of 2002. We expended $2.2 million in our drilling operations resulting in the drilling of 6 gross (2.45 net) wells during the 2003 first quarter as compared to 2 gross (0.4785 net) wells during the same period in 2002. Since March 31, 2003, we have drilled three successful gross wells and one gross dry hole. Currently one gross well is drilling and one gross well is waiting to be tested. In addition to capital expenditures for drilling operations for the 2003 period, approximately $131,200 was incurred on currently producing properties and $215,500 was expended on land and seismic activities. The remaining cost capitalized to oil and natural gas properties was internal G&A and interest of approximately $378,800 and other furniture and fixture costs of $163,300. We received proceeds of approximately $55,100 during the first quarter of 2003 for the sale of interests in certain oil and gas properties.

         Cash flows provided by financing activities totaled $1.7 million for the three months ended March 31, 2003 compared to $1.5 million for the comparable 2002 period.

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

CREDIT FACILITY

         During the first quarter of 2003, we borrowed $1.7 million under our credit facility (the "Credit Facility") and as of March 31, 2003, $22.2 million was outstanding. Borrowings under the Credit Facility bear interest at a rate equal to prime plus 0.50% or LIBOR plus 2.75%. The Credit Facility matures October 6, 2004 and is secured by substantially all of our assets.

         Effective April 1, 2003, the borrowing base was increased to $26.5 million. The borrowing base will be re-determined again during the second half of 2003. The borrowing base is not subject to automatic reductions at this time.

         The Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of oil and natural gas properties or other collateral, and engaging in merger or consolidation transactions. The Credit Facility also prohibits dividends and certain distributions of cash or properties and certain liens. The Credit Facility also contains certain financial covenants. The EBITDA to Interest Expense Ratio requires that (a) our consolidated EBITDA, as defined in the agreement, for the four fiscal quarters then ended to (b) our consolidated interest expense for the four fiscal quarters then ended, to not be less than
3.5 to 1.0. EBITDA was part of a negotiated covenant with our lender and is presented here as disclosure of our compliance with that covenant. The Working Capital ratio requires that the amount of our consolidated current assets less our consolidated liabilities, as defined in the agreement, be at least $1.0 million. The Allowable

Expenses ratio requires that (a) the aggregate amount of our year-to-date consolidated general and administrative expenses for the period from January 1 of such year through the fiscal quarter then ended to (b) our year-to-date consolidated oil and gas revenue, net of hedging activity, for the period from January 1 of such year through the fiscal quarter then ended, to be less than ..40 to 1.0. At March 31, 2003, we were in compliance with the above-mentioned covenants.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after January 1, 2003. We did not participate in any applicable activities as of and for the period ending March 31, 2003.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of disposal activities, including restructuring activities that are currently covered in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Activity." The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. We did not participate in any applicable activities as of and for the period ending March 31, 2003.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003.

         We do not expect the adoption of any of the above-mentioned standards to have a material effect on our consolidated financial statements.

HEDGING ACTIVITIES

         Due to the instability of oil and natural gas prices, we have periodically entered into price risk management transactions (e.g., swaps, collars and floors) for a portion of our oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits our ability to benefit from increases in the price of oil and natural gas, it also reduces our potential exposure to adverse price movements. Our hedging arrangements, to the extent we enter into any, apply to only a portion of our production and provide only partial price protection against declines in oil and natural gas prices and limits our potential gains from future increases in prices. Our Board of Directors sets all of our hedging policies, including volumes, types of instruments and counter parties, on a quarterly basis. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation and concurrence by the President and Chairman of the Board. We account for these transactions as hedging activities and, accordingly, realized gains and losses are included in oil and natural gas revenue during the period the hedged transactions occur.

         In October 2002, we entered into a natural gas collar that covered 10,000 MMbtus per day for the period January 1, 2003 to December 31, 2003 at a floor of $4.00 per MMbtu and a ceiling of $4.25 per MMbtu. At March

31, 2003, the market value of outstanding hedges was approximately $(2.3) million and is included in current liabilities. See Item 3. Qualitative and Quantitative Disclosures About Market Risk.

         In March 2002, we purchased a floor on 18,000 MMbtus per day at $2.65 per MMbtu for the period April 1, 2002 through June 30, 2002, at a cost of $163,800. The floor structure provided a minimum realized price for the protected volume yet preserved any upside in gas prices. The natural gas floor expired at no additional cost to us. At March 31, 2002, the fair value of the hedge was $53,583.

         Subsequent to March 31, 2003, we entered into a natural gas collar covering 2,000 MMbtu per day for the period June 1, 2003 to September 30, 2003 with a floor of $5.00 per MMbtu and a ceiling of $6.50 per MMbtu.

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


ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from changes in interest rates and commodity prices. We use a credit facility, which has a floating interest rate, to finance a portion of our operations. We are not subject to fair value risk resulting from changes in our floating interest rates. The use of floating rate debt instruments provides a benefit due to downward interest rate movements but does not limit us to exposure from future increases in interest rates. Based on the quarter-end March 31, 2003 outstanding borrowings and a floating interest rate of 3.73%, a 10% change in interest rates would result in an increase or decrease of interest expense of approximately $79,100 on an annual basis.

         In the normal course of business we enter into hedging transactions, including commodity price collars, swaps and floors to mitigate our exposure to commodity price movements, but not for trading or speculative purposes. During October 2002, due to the instability of prices and to achieve a more predictable cash flow, we put in place a natural gas collar for a portion of our 2003 production. While the use of these arrangements limits our ability to benefit from increases in the price of oil and natural gas, it also reduces our potential exposure to adverse price movements. The natural gas collar covers 10,000 MMbtu per day for the period January 1, 2003 to December 31, 2003 at a floor of $4.00 per MMbtu and ceiling of $4.25 per MMbtu. At March 31, 2003, the fair value of the outstanding hedge was approximately $(2.3) million. A 10% change in the gas price per MMbtu, as long as the price is either above the ceiling or below the floor price would cause the fair value total of the hedge to increase or decrease by approximately $1.2 million.


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


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         From time to time the Company is a party to various legal proceedings arising in the ordinary course of business. While the outcome of lawsuits cannot be predicted with certainty, the Company is not currently a party to any proceeding that it believes, if determined in a manner adverse to the Company, could have a potential material adverse effect on its financial condition, results of operations or cash flows, except for the litigation described below. We do not believe that the ultimate outcome of this litigation will have a material adverse effect on us.

         In July 2001, the Company was notified of a prior lease in favor of a predecessor of ExxonMobil purporting to be valid and covering the same property as the Company's Neblett lease in Starr County, Texas. The Neblett lease is part of a unit in the N. LaCopita Prospect in which the Company owns a non-operating interest. The operator of the lease, GMT, filed a petition for, and was granted, a temporary restraining order against ExxonMobil in the 229th Judicial Court in Starr County, Texas enjoining ExxonMobil from taking possession of the Neblett wells. Pending resolution of the underlying title issue, the temporary restraining order was extended voluntarily by agreement of the parties, conditioned on GMT paying the revenues into escrow and agreeing to provide ExxonMobil with certain discovery materials in this action. ExxonMobil filed a counterclaim against GMT and all the non-operators, including the Company, to establish the validity of their lease, remove cloud on title, quiet title to the property, and for conversion, trespass and punitive damages. ExxonMobil sought unspecified damages for the lost profits on the sale of the hydrocarbons from this property, and for a determination of whether the Company and the other working interest owners were in good faith or bad faith in trespassing on this lease. If a determination of bad faith were made, the parties would not be able to recover their costs of developing this property from the revenues therefrom. While there is always a risk in the outcome of the litigation, the Company believes there is no question that it acted in good faith and vigorously defended its position. In February 2003, the Company, GMT and the other working interest parties entered into a compromise and settlement agreement with Exxon and Mrs. Neblett. Pursuant to the settlement, the Neblett wells have been assigned to Exxon along with all operating responsibility, and all working interest parties, including the Company, have been made whole for all out of pocket costs incurred in drilling, completing, equipping and operating the Neblett wells, including lease costs and royalty payments. The Company's share of such reimbursed costs was $27,198. In addition, Mrs. Neblett will repay the amount of the lease bonus and all royalty overpayments she received from GMT and the other working interest parties, including the Company. Such payment is secured by her future royalty interest payments in the wells, and other security described in the settlement agreement, and is due in full on or before December 1, 2003. The Company's share of such lease bonus and royalty reimbursements is $74,040. The parties have agreed to a dismissal of all claims in this case, and an order of dismissal with prejudice has been entered by the court.

         In a separate but related matter, certain nonparticipating royalty owners have made demands on GMT as operator, to pay certain royalty payments previously paid to Mrs. Neblett on production from these wells, plus future royalty payments on such production. As part of the settlement agreement, monies that were otherwise payable to Mrs. Neblett attributable to her valid royalty interest under the ExxonMobil lease, subject to execution of valid division orders and approval of their title, have been paid to these nonparticipating royalty owners on account of their nonparticipating royalty interests. There are other nonparticipating royalty owners who have not made demands on GMT or the Company, and whose claims, if any, will be dealt with if and when they are made. There can be no guarantee that the nonparticipating royalty owners will not contest the amount or calculation of their royalties in a separate lawsuit.


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS...................   None
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.............................   None
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   None
ITEM 5 - OTHER INFORMATION...........................................

         On May 7, 2003, the Company's board of directors amended the provisions of the Company's Bylaws requiring that advance notice be delivered to the Company of any business to be brought by a stockholder before an annual meeting of stockholders to change the deadline by which the notice must be given to the Secretary of the Company. As so amended, such advance notice provisions generally provide that written notice must be given to the Secretary of the Company by a stockholder (i) in the event of business to be brought by a stockholder before an annual meeting, not less than 120 days prior to the anniversary date of the immediately preceding annual meeting of stockholders of the Company (with certain exceptions if the date of the annual meeting is different by more than specified amounts from the anniversary date) and (ii) in the event of nominations of persons for election to the Board of Directors by any stockholder, (a) with respect to an election to be held at the annual meeting of stockholders, not less than 120 days prior to the anniversary date of the immediately preceding annual meeting of stockholders of the Company (with certain exceptions if the date of the annual meeting is different by more than specified amounts from the anniversary date) and (b) with respect to an election to be held at a special meeting of stockholders for the election of directors, not later than the close of business on the tenth day following the day on which notice of the date of the special meeting was mailed to stockholders or public disclosure of the date of the special meeting was made, whichever first occurs. If the date of the 2004 Annual Meeting of Stockholders is not more than 30 days before, nor more than 60 days after, the first anniversary of the date of the 2003 Annual Meeting, stockholders who wish to nominate directors or to bring business before the 2004 Annual Meeting of Stockholders must notify the Company no later than January 8, 2004. Such notice must set forth specific information regarding such stockholder and such business or director nominee, as described in the Company's Bylaws. The Bylaws also provide for certain procedures to be followed by stockholders in nominating persons for election to the Board of Directors of the Company.

         Compliance with the above procedures does not require the Company to include the proposal in the Company's proxy solicitation material. Rule 14a-8 under the Securities Exchange Act of 1934, as amended, addresses when a company must include a stockholder's proposal in its Proxy Statement and identify the proposal in its form of proxy when the company holds an annual or special meeting of stockholders. Under Rule 14a-8, proposals that stockholders intend to have included in the Company's Proxy Statement and form of proxy for the 2004 Annual Meeting of Stockholders must be received by the Company no later than December 9, 2003. However, if the date of the 2004 Annual Meeting of Stockholders changes by more than 30 days from the date of the 2003 Annual Meeting of Stockholders, the deadline by which proposals must be received is a reasonable time before the Company begins to print and mail its proxy materials, which deadline will be set forth in a Quarterly Report on Form 10-Q or will otherwise be communicated to stockholders. Stockholder proposals must also be otherwise eligible for inclusion.

The foregoing information supercedes the information included under "Additional Information - Stockholder Proposals" in the Company's Proxy Statement dated April 7, 2003.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K..................................

(A) EXHIBITS. The following exhibits are filed as part of this report:

INDEX TO EXHIBITS

Exhibit No.
-----------
+2.1      --        Amended and Restated Combination Agreement by and among
                    (i) Edge Group II Limited Partnership, (ii) Gulfedge Limited
                    Partnership, (iii) Edge Group Partnership, (iv) Edge
                    Petroleum Corporation, (v) Edge Mergeco, Inc. and (vi) the
                    Company, dated as of January 13, 1997 (Incorporated by
                    reference from exhibit 2.1 to the Company's Registration
                    Statement on Form S-4 (Registration No. 333-17269)).

+3.1      --        Restated Certificate of Incorporated of the Company, as
                    amended (Incorporated by reference from exhibit 3.1 to the
                    Company's Registration Statement on Form S-4 (Registration
                    No. 333-17269)).

+3.2      --        Bylaws of the Company (Incorporated by Reference from
                    exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

+3.3      --        First Amendment to Bylaws of the Company on September 28,
                    1999 (Incorporated by Reference from exhibit 3.2 to the
                    Company's Quarterly Report on Form 10-Q for the quarterly
                    period ended September 30, 1999).

*3.4      --        Second Amendment to Bylaws of the Company on May 7, 2003.

+4.1      --        Second Amended and Restated Credit Agreement dated
                    October 6, 2000 by and between Edge Petroleum Corporation,
                    Edge Petroleum Exploration Company and Edge Petroleum
                    Operating Company, Inc. (collectively, the "Borrowers") and
                    Union Bank Of California, N.A., a national banking
                    association, as Agent for itself and as lender.
                    (Incorporated by Reference from exhibit 4.5 to the Company's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    September 31, 2000).

+4.2      --        Amendment No. 1 and Waiver dated as of November 11, 2001
                    by and among the lenders party to the Second Amended and
                    Restated Credit Agreement dated October 6, 2000 ("Lenders"),
                    Union Bank of California, N.A., a national banking
                    association, as agent for such Lenders, Edge Petroleum
                    Corporation, Edge Petroleum Exploration Company, and Edge
                    Petroleum Operating Company, Inc. (collectively, the
                    "Borrowers"), as borrowers under the Second Amended and
                    Restated Credit Agreement. (Incorporated by Reference from exhibit 4.2 to the Company's Annual Report on Form 10K for the annual period ended December 31, 2001).

+4.3      --        Amendment No. 2 dated as of May 29, 2002 by and among the
                    lenders party to the Second Amended and Restated Credit
                    Agreement dated October 6, 2000 ("Lenders"), Union Bank of
                    California, N.A., a national banking association, as agent for such Lenders, Edge Petroleum Corporation, Edge Petroleum
                    Exploration Company, and Edge Petroleum Operating Company,
                    Inc. (collectively, the "Borrowers"), as borrowers under the
                    Second Amended and Restated Credit Agreement. (Incorporated
                    by reference from exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

+4.4      --        Amendment No. 3 dated as of August 8, 2002 by and among
                    the lenders party to the Second Amended and Restated Credit
                    Agreement dated October 6, 2000 ("Lenders"), Union Bank of
                    California, N.A., a national banking association, as agent for such Lenders, Edge Petroleum Corporation, Edge Petroleum
                    Exploration Company, and Edge Petroleum Operating Company,
                    Inc. (collectively, the "Borrowers"), as borrowers under the
                    Second Amended and Restated Credit Agreement. (Incorporated
                    by reference from exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

+4.5      --        Letter Agreement dated October 31, 2000 by and between
                    Edge Petroleum Corporation, Edge Petroleum Exploration
                    Company and Edge Petroleum Operating Company, Inc.
                    (collectively, the "Borrowers") and Union Bank Of
                    California, N.A., a national banking association, as Agent for itself and as lender. (Incorporated by Reference from
                    exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 31, 2000).

+4.6      --        Letter Agreement dated March 23, 2001 by and between Edge
                    Petroleum Corporation, Edge Petroleum Exploration Company
                    and Edge Petroleum Operating Company, Inc. (collectively,
                    the "Borrowers") and Union Bank Of California, N.A., a
                    national banking association, as Agent for itself and as
                    lender. (Incorporated by Reference from exhibit 4.5 to the
                    Company's Annual Report on Form 10K for the annual period
                    ended December 31, 2000).

+4.7      --        Letter Agreement dated September 21, 2001 by and between
                    Edge Petroleum Corporation, Edge Petroleum Exploration
                    Company and Edge Petroleum Operating Company, Inc.
                    (collectively, the "Borrowers") and Union Bank Of
                    California, N.A., a national banking association, as Agent for itself and as lender. (Incorporated by Reference from
                    exhibit 4.6 to the Company's Quarterly Report on Form 10Q
                    for the quarterly period ended September 30, 2001).

+4.8      --        Letter Agreement dated January 18, 2002 by and between
                    Edge Petroleum Corporation, Edge Petroleum Exploration
                    Company and Edge Petroleum Operating Company, Inc.
                    (collectively, the "Borrowers") and Union Bank Of
                    California, N.A., a national banking association, as Agent for itself and as lender. (Incorporated by Reference from
                    exhibit 4.6 to the Company's Annual Report on Form 10K for the annual period ended December 31, 2001).

+4.9      --        Letter Agreement dated August 9, 2002 by and between Edge
                    Petroleum Corporation, Edge Petroleum Exploration Company
                    and Edge Petroleum Operating Company, Inc. (collectively,
                    the "Borrowers") and Union Bank Of California, N.A., a
                    national banking association, as Agent for itself and as
                    lender. (Incorporated by Reference from exhibit 4.7 to the
                    Company's Quarterly Report on Form 10Q for the quarterly
                    period ended June 30, 2002).

+4.10     --        Common Stock Subscription Agreement dated as of April 30,
                    1999 between the Company and the purchasers named therein
                    (Incorporated by reference from exhibit 4.5 to the Company's
                    Quarterly Report on Form 10-Q/A for the quarter ended March
                    31, 1999).

+4.11     --        Warrant Agreement dated as of May 6, 1999 between the
                    Company and the Warrant holders named therein (Incorporated by reference from exhibit 4.5 to the Company's Quarterly
                    Report on Form 10-Q/A for the quarter ended March 31, 1999).

+4.12     --        Form of Warrant for the purchase of the Common Stock
                    (Incorporated by reference from the Common Stock
                    Subscription Agreement from exhibit 4.5 to the Company's
                    Quarterly Report on Form 10-Q/A for the quarter ended March
                    31, 1999).

+10.1     --        Joint Venture Agreement between Edge Joint Venture II and
                    Essex Royalty Limited Partnership II, dated as of May 10,
                    1994 (Incorporated by reference from exhibit 10.2 to the
                    Company's Registration Statement on Form S-4 (Registration
                    No. 333-17269)).

+10.2     --        Joint Venture Agreement between Edge Joint Venture II and
                    Essex Royalty Limited Partnership, dated as of April 11,
                    1992 (Incorporated by reference from exhibit 10.3 to the
                    Company's Registration Statement on Form S-4 (Registration
                    No. 333-17269)).

+10.3     --        Amendment dated August 21, 2000 to the Joint Venture
                    Agreement between Edge Joint Venture II and Essex Royalty
                    Limited Partnership II, dated as of May 10, 1994.
                    (Incorporated by reference from exhibit 10.2 to the
                    Company's Annual Report on Form 10-K for the year ended
                    December 31, 2002).

+10.4     --        Amendment dated August 21, 2000 to the Joint Venture
                    Agreement between Edge Joint Venture II and Essex Royalty
                    Limited Partnership, dated as of April 11, 1992.
                    (Incorporated by reference from exhibit 10.3 to the
                    Company's Annual Report on Form 10-K for the year ended
                    December 31, 2002).

+10.5     --        Letter Agreement between Edge Petroleum Corporation and
                    Essex Royalty Limited Partnership, dated as of July 30,
                    2002. (Incorporated by reference from exhibit 10.4 to the
                    Company's Annual Report on Form 10-K for the year ended
                    December 31, 2002).

+10.6     --        Form of Indemnification Agreement between the Company and
                    each of its directors (Incorporated by reference from
                    exhibit 10.7 to the Company's Registration Statement on Form
                    S-4 (Registration No. 333-17269)).

+10.7     --        Stock Option Plan of Edge Petroleum Corporation, a Texas
                    corporation (Incorporated by reference from exhibit 10.13 to the Company's Registration Statement on Form S-4
                    (Registration No. 333-17269)).

+10.8     --        Employment Agreement dated as of November 16, 1998, by
                    and between the Company and John W. Elias. (Incorporated by reference from 10.12 to the Company's Annual Report on Form
                    10-K for the year ended December 31, 1998).

+10.9     --        Incentive Plan of Edge Petroleum Corporation as Amended
                    and Restated Effective as of February 20, 2003.
                    (Incorporated by reference from exhibit 10.8 to the
                    Company's Annual Report on Form 10-K for the year ended
                    December 31, 2002).

+10.10    --        Edge Petroleum Corporation Incentive Plan "Standard
                    Non-Qualified Stock Option Agreement" by and between Edge
                    Petroleum Corporation and the Officers named therein.
                    (Incorporated by reference from exhibit 10.2 to the
                    Company's Quarterly Report on Form 10-Q for the quarterly
                    period ended September 30, 1999).

+10.11    --        Edge Petroleum Corporation Incentive Plan "Director
                    Non-Qualified Stock Option Agreement" by and between Edge
                    Petroleum Corporation and the Directors named therein.
                    (Incorporated by reference from exhibit 10.3 to the
                    Company's Quarterly Report on Form 10-Q for the quarterly
                    period ended September 30, 1999).

+10.12    --        Severance Agreements by and between Edge Petroleum
                    Corporation and the Officers of the Company named therein
                    (Incorporated by reference from Exhibit 10.4 to the
                    Company's Quarterly Report on Form 10-Q for the quarterly
                    period ended September 30, 1999).

+10.13    --        Form of Employee Restricted Stock Award Agreement under
                    the Incentive Plan of Edge Petroleum Corporation
                    (Incorporated by Reference from exhibit 10.15 to the
                    Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1999).

+10.14    --        Edge Petroleum Corporation Amended and Restated Elias
                    Stock Incentive Plan. (Incorporated by reference from
                    exhibit 4.5 to the Company's Registration Statement on Form
                    S-8 filed May 30, 2001 (Registration No. 333-61890)).

+10.15    --        Form of Edge Petroleum Corporation John W. Elias
                    Non-Qualified Stock Option Agreement (Incorporated by
                    reference from exhibit 4.6 to the Company's Registration
                    Statement on Form S-8 filed May 30, 2001 (Registration No.
                    333-61890)).

*99.1     --        Certification by John W. Elias, Chief Executive Officer,
                    pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                    (Subsections (a) and (b) of Section 1350, Chapter 63 of
                    Title 18, United States Code).

*99.2     --        Certification by Michael G. Long , Chief Financial and
                    Accounting Officer, pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of
                    Section 1350, Chapter 63 of Title 18, United States Code).


* Filed herewith.

+ Incorporated by reference as indicated.



(B) Reports on Form 8-K .................................................. None

SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


EDGE PETROLEUM CORPORATION,
A DELAWARE CORPORATION
(REGISTRANT)



Date      5/14/03                    /S/          John W. Elias
---------------------                ---------------------------------------
                                                  John W. Elias
                                          Chief Executive Officer and
                                              Chairman of the Board



Date      5/14/03                     /S/        Michael G. Long
---------------------                ---------------------------------------
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



         Date: May 14, 2003                        /s/ John W. Elias
                                        ----------------------------------------
                                                      John W. Elias
                                           President, Chief Executive Officer
                                                and Chairman of the Board

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


         Date: May 14, 2003                          /s/ Michael G. Long
                                        ----------------------------------------
                                                       Michael G. Long
                                             Senior Vice President and Chief
                                            Financial and Accounting Officer

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                         DESCRIPTION
       -------                        -----------
         3.4      Second Amendment to Bylaws of the Company on May 7, 2003

         99.1     Certification of Chief Executive Officer

         99.2     Certification of Chief Financial and Accounting Officer