Form 10-Q
period 2003-06-30
EDGE PETROLEUM CORP
filed 2003-08-14
CIK 1021010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

    [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________________ to _____________

                         Commission file number 0-22149

                           EDGE PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                              76-0511037
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)

                                  Travis Tower
                             1301 Travis, Suite 2000
                              Houston, Texas 77002
                    (Address of principal executive offices)
                                   (Zip code)

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

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                            Outstanding at August 11, 2003
    -----                            ------------------------------
Common Stock                                     9,521,251

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDGE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

                                                                                        June 30,        December 31,
                                                                                          2003             2002
                                                                                      ------------     -------------
                                                                                      (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                           $  3,916,512      $  2,568,176
  Accounts receivable, trade, net of allowance of $525,248 at June 30, 2003 and
    December 31, 2002                                                                    8,003,153         5,617,648
  Accounts receivable, joint interest owners, net of allowance of $82,000 at June
    30, 2003 and December 31, 2002                                                         453,944           403,446
  Current deferred tax asset                                                             1,161,724           832,343
  Other current assets                                                                     940,788           430,930
                                                                                      ------------      ------------

    Total current assets                                                                14,476,121         9,852,543

PROPERTY AND EQUIPMENT, Net - full cost method of accounting for oil and natural gas properties (unevaluated of $5.3 million and $7.9 million at June 30, 2003
  and December 31, 2002, respectively)                                                   78,145,295        75,681,772

DEFERRED TAX ASSET                                                                              --            41,338
                                                                                      ------------      ------------

TOTAL ASSETS                                                                          $ 92,621,416      $ 85,575,653
                                                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade                                                             $    758,730      $  1,533,972
  Accrued liabilities                                                                    6,001,713         3,586,843
  Accrued interest                                                                         169,332           127,698
  Asset retirement obligation                                                              166,284                --
  Derivative financial instruments                                                       2,037,573         1,293,840
                                                                                      ------------      ------------

    Total current liabilities                                                            9,133,632         6,542,353

ASSET RETIREMENT OBLIGATION                                                                860,078                --

DEFERRED TAX LIABILITY                                                                   1,133,180                --

LONG-TERM DEBT                                                                          21,000,000        20,500,000
                                                                                      ------------      ------------

    Total liabilities                                                                   32,126,890        27,042,353
                                                                                      ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and
     outstanding                                                                                --                --
  Common stock, $0.01 par value; 25,000,000 shares authorized; 9,517,266 and
     9,416,254 shares issued and outstanding at June 30, 2003 and December 31,
     2002, respectively                                                                     95,172            94,163
  Additional paid-in capital                                                            56,923,862        56,663,626
  Retained earnings                                                                      4,730,840         2,616,507
  Accumulated other comprehensive loss                                                  (1,255,348)         (840,996)
                                                                                      ------------      ------------

    Total stockholders' equity                                                          60,494,526        58,533,300
                                                                                      ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 92,621,416      $ 85,575,653
                                                                                      ============      ============

          See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         Three Months Ended               Six Months Ended
                                                               June 30,                        June 30,
                                                     ----------------------------    ----------------------------
                                                        2003            2002            2003            2002
                                                     ------------    ------------    ------------    ------------
OIL AND NATURAL GAS REVENUE                          $  7,994,395    $  6,432,149    $ 14,833,165    $ 11,339,746

OPERATING EXPENSES:
  Lifting costs                                           550,998         600,564       1,145,802       1,196,809
  Severance and ad valorem taxes                          521,904         450,241       1,041,059         885,963
  Depletion, depreciation and amortization              2,844,571       2,694,566       5,577,356       5,526,729
  Accretion expense                                        14,765              --          29,853              --
  General and administrative expenses                   1,520,531       1,473,225       2,863,457       2,819,521
                                                     ------------    ------------    ------------    ------------

    Total operating expenses                            5,452,769       5,218,596      10,657,527      10,429,022
                                                     ------------    ------------    ------------    ------------

OPERATING INCOME                                        2,541,626       1,213,553       4,175,638         910,724

OTHER INCOME AND EXPENSE:
  Interest income                                           3,025           3,267           5,148           7,145
  Interest expense, net                                  (165,046)        (25,343)       (341,435)        (50,687)
                                                     ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                 2,379,605       1,191,477       3,839,351         867,182

INCOME TAX EXPENSE                                       (845,471)       (427,492)     (1,367,193)       (310,105)
                                                     ------------    ------------    ------------    ------------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE                                                1,534,134         763,985       2,472,158         557,077

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                         --              --        (357,825)             --
                                                     ------------    ------------    ------------    ------------
NET INCOME                                           $  1,534,134    $    763,985    $  2,114,333    $    557,077
                                                     ============    ============    ============    ============

BASIC EARNINGS PER SHARE:
Net income before cumulative effect of accounting
   change                                            $       0.16    $       0.08    $       0.26    $       0.06
Cumulative effect of accounting change                         --              --           (0.04)             --
                                                     ------------    ------------    ------------    ------------
Basic earnings per share                             $       0.16    $       0.08    $       0.22    $       0.06
                                                     ============    ============    ============    ============

DILUTED EARNINGS PER SHARE:
 Net income before cumulative effect of accounting
  change                                             $       0.16    $       0.08    $       0.26    $       0.06
Cumulative effect of accounting change                         --              --           (0.04)             --
                                                     ------------    ------------    ------------    ------------
Diluted earnings per share                           $       0.16    $       0.08    $       0.22    $       0.06
                                                     ============    ============    ============    ============

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                          9,502,255       9,391,267       9,471,227       9,358,253
                                                     ============    ============    ============    ============

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                          9,709,192       9,695,245       9,641,851       9,647,045
                                                     ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     Six Months Ended June 30,
                                                                                    --------------------------
                                                                                       2003           2002
                                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $ 2,114,333    $   557,077
Adjustments to reconcile net income to net cash provided by operating activities:
    Cumulative effect of accounting change                                              357,825             --
    Deferred income taxes                                                             1,367,193        310,105
    Depletion, depreciation and amortization                                          5,577,356      5,526,729
    Accretion expense                                                                    29,853             --
    Amortization of deferred loan costs                                                      --         50,687
    Deferred compensation                                                               176,439        210,310
Changes in assets and liabilities:
    Increase in accounts receivable, trade                                           (2,385,505)      (945,260)
    Increase in accounts receivable, joint interest owners                              (50,498)      (672,746)
    Increase in other assets                                                           (509,858)      (526,522)
    Increase (decrease) in accounts payable, trade                                     (775,242)       344,714
    Increase (decrease) in accrued liabilities                                        2,446,177     (2,490,864)
    Increase in accrued interest payable                                                 41,634         58,299
                                                                                    -----------    -----------

      Net cash provided by operating activities                                       8,389,707      2,422,529
                                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and natural gas property and equipment additions                               (7,649,966)    (8,558,367)
  Proceeds from the sale of oil and natural gas properties                               55,096             --
                                                                                    -----------    -----------

      Net cash used in investing activities                                          (7,594,870)    (8,558,367)
                                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from long-term debt                                                      1,700,000      6,500,000
  Payments of long-term debt                                                         (1,200,000)      (500,000)
  Net proceeds from issuance of common stock                                             53,499         47,400
                                                                                    -----------    -----------

      Net cash provided by financing activities                                         553,499      6,047,400
                                                                                    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  1,348,336        (88,438)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        2,568,176        793,287
                                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $ 3,916,512    $   704,849
                                                                                    ===========    ===========

          See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                 Accumulated
                                     Common Stock               Additional                          Other             Total
                             -----------------------------        Paid-in         Retained       Comprehensive     Stockholders'
                                Shares           Amount           Capital         Earnings           Loss             Equity
                             ------------     ------------     ------------     ------------     -------------     -------------
BALANCE, DECEMBER 31, 2002      9,416,254     $     94,163     $ 56,663,626     $  2,616,507     $   (840,996)     $ 58,533,300

Exercise of stock
  options                          19,250              192           53,307               --               --            53,499

Issuance of stock                  81,762              817           30,490               --               --            31,307

Deferred compensation
  expense                              --               --          176,439               --               --           176,439

Change in valuation of
  hedging instruments                  --               --               --               --         (414,352)         (414,352)

Net income                             --               --               --        2,114,333               --         2,114,333
                             ------------     ------------     ------------     ------------     ------------      ------------
BALANCE,
  JUNE 30, 2003                 9,517,266     $     95,172     $ 56,923,862     $  4,730,840     $ (1,255,348)     $ 60,494,526
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

         ACCOUNTING CHANGE - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." See Note 2.

         OIL AND NATURAL GAS PROPERTIES - Investments in oil and natural gas properties are accounted for using the full cost method of accounting. All costs associated with the exploration, development and acquisition of oil and natural gas properties, including salaries, benefits and other internal costs directly attributable to these activities are capitalized within a cost center. Our oil and natural gas properties are located within the United States of America and constitute one cost center.

         In accordance with the full cost method of accounting, we capitalize a portion of interest expense on borrowed funds. Employee related costs that are directly attributable to exploration and development activities are also capitalized. These costs are considered to be direct costs based on the nature of their function as it relates to the exploration and development function.

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

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review of impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. The SEC is currently reviewing the application of the accounting prescribed by these statements to the oil and natural gas industry. The result may be to require that mineral use rights, such as leasehold interests, be separately classified in the balance sheets of oil and natural gas companies. Specifically, these standards may require that mineral use rights, including proved leaseholds acquired in a business combination, be classified on the balance sheet as intangible assets for all leaseholds acquired subsequent to June 30, 2001. We did not change or reclassify contractual mineral rights included in developed and unevaluated oil and gas properties on our balance sheet upon adoption of SFAS No. 141 and 142. We believe the treatment of such mineral rights as tangible assets under the full cost method of accounting for oil and gas properties is appropriate. If it is determined that reclassification is necessary, we would be required to reduce our developed and unevaluated properties and to instead report intangible mineral rights related to developed and unevaluated properties. The Company believes that the provisions of SFAS No. 141 and 142 impact only the balance sheet and any associated footnote disclosures. Any reclassifications potentially required would not impact our cash flows or statements of operations, since these costs would continue to be depleted in accordance with the full cost method of accounting for oil and gas companies.

         In addition, the capitalized costs of oil and natural gas properties are subject to a "ceiling test," whereby to the extent that such capitalized costs subject to amortization in the full cost pool (net of accumulated depletion, depreciation and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to operations. Once incurred, an impairment of oil and natural gas properties is not reversible at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with our quarterly filings with the Securities and Exchange Commission. No impairment related to the ceiling test was required during the six-month periods ended June 30, 2003 or 2002.

         In May 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 103, "Update of Codification of Staff Accounting Bulletins." SAB No. 103 revises or rescinds portions of the interpretive guidance included in the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles, as well as SEC rulemaking. As specifically related to oil and gas producing activities, it requires the inclusion of cash flow hedges in the computation of limitation on capitalized costs. In the second quarter of 2003, the Company adopted these provisions and included the effects of hedge gains and losses in the ceiling test. Impairment of oil and natural gas properties is assessed on a quarterly basis.

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

         Had compensation expense for stock-based compensation been determined based on the fair value at the date of grant, our net income, earnings available to common stockholders and earnings per share would have been reduced and the stock-based compensation cost would have been increased to the pro forma amounts indicated below:

                                                Three Months Ended June 30,           Six Months Ended  June 30,
                                             -------------------------------       --------------------------------
                                                  2003              2002              2003                2002
                                             --------------      -----------       -------------      -------------
Net income as reported                       $    1,534,134      $   763,985       $   2,114,333      $     557,077
  Add:
    Stock based employee compensation
    expense (benefit) included in
    reported net income, net of
    related income tax                                   --               --                  --               (195)
  Deduct:
    Total stock based employee compensation
    expense determined under fair value
    based method for all awards, net of
    related income tax                              (56,513)         (75,604)           (114,322)          (124,296)
                                             --------------      -----------       -------------      -------------
Pro forma net income                         $    1,477,621      $   688,381       $   2,000,011      $     432,586
                                             ==============      ===========       =============      =============

Earnings Per Share:
     Basic - as reported                     $         0.16      $      0.08       $        0.22      $        0.06
     Basic - pro forma                                 0.16             0.07                0.21               0.05

     Diluted - as reported                   $         0.16      $      0.08       $        0.22      $        0.06
     Diluted - pro forma                               0.15             0.07                0.21               0.04

         The Company is also subject to reporting requirements of Financial Accounting Standards Board ("FASB") Interpretation No. (FIN) 44, Accounting for Certain Transactions involving Stock Compensation that requires a non-cash charge to deferred compensation expense if the market price of our common stock at the end of a reporting period is greater than the exercise price of certain stock options. After the first such adjustment is made, each subsequent period is adjusted upward or downward to the extent that the market price exceeds the exercise price of the options. The charge is related to non-qualified stock options granted to employees and directors in prior years and re-priced in May 1999, as well as certain options newly issued in conjunction with the repricing. No adjustments related to FIN 44 were required during the six-month period ended June 30, 2003. No adjustments related to FIN 44 were required during the three months ended June 30, 2002 and a credit of $(303) was reported for the six months ended June 30, 2002.

ACCOUNTING PRONOUNCEMENTS

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company has not entered into any applicable contracts since June 30, 2003.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 established standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement is currently not applicable to any of the Company's financial instruments.

         During 2002, the FASB issued two interpretations: FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and FIN 46 "Consolidation of Variable Interest Entities." There was no current impact of FIN 45 on the Company's financial position or results of operations. FIN 46 requires an entity to consolidate a variable interest entity if it is the primary beneficiary of the variable interest entity's activities. The primary beneficiary is the party that absorbs a majority of the expected losses, receives a majority of the expected residual returns, or both, from the variable interest entity's activities. Upon its issuance, FIN

46 was applicable immediately to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created, or interests in variable interest entities obtained, on or before February 1, 2003, FIN 46 is required to be applied in the first fiscal year or interim period beginning after June 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 also requires certain disclosures of an entity's relationship with variable interest entities.

         The Company shares interests with related parties in a variety of different partnership and joint venture entities in order to share the rewards of ownership in certain oil and natural gas royalties. The Company does not provide supplemental financial support to these entities nor does it have voting rights. In general, these entities are structured such that the sharing ratios in these entities are consistent with the allocation of the entities' distributions of cash from royalty revenues. The Company is continuing the process of examining all of its ownership interests to determine the necessary disclosures and procedures for complying with FIN 46. At this point, however, the Company does not anticipate that it will be impacted by FIN 46 because there is no investment in or obligation to share in future capital requirements of these entities.

         The Company does not expect the adoption of any of the above-mentioned standards to have a material impact on the Company's future financial condition or results of operations.

2. ASSET RETIREMENT OBLIGATION

         In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The statement requires entities to record a liability for legal obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred. When the liability for the fair value of dismantlement and abandonment costs, excluding salvage values, is initially recorded, the carrying amount of the related long-lived asset, oil and gas properties, is increased. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The standard is effective for fiscal years beginning after June 15, 2002, therefore the Company adopted SFAS No. 143 effective January 1, 2003 using a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated accretion and depletion.

         At January 1, 2003, the Company recorded the present value of its future Asset Retirement Obligation ("ARO") for oil and natural gas property and related equipment. The cumulative effect of the adoption of SFAS No. 143 and the change in accounting principle was a charge to net income during the first quarter of 2003 of $357,825, net of taxes of $192,675. The changes to the ARO during the period ended June 30, 2003 are as follows:

ARO at January 1, 2003                         $   942,736

Liabilities incurred in the current period          63,487

Liabilities settled in the current period               --

Accretion expense                                   29,853

Revisions                                           (9,714)
                                               -----------

ARO at June 30, 2003                           $ 1,026,362
                                               ===========

         The following table summarizes the pro forma net income and earnings per share for the three-month and six-month periods ended June 30, 2002 had SFAS 143 been adopted by the Company on January 1, 2002.

                                              For the three months ended               For the six months ended
                                                     June 30, 2002                            June 30, 2002
                                           ---------------------------------      ----------------------------------
                                            As Reported         Pro Forma          As Reported          Pro Forma
                                           --------------     --------------      --------------      --------------
Net income                                 $      763,985     $      754,451      $      557,077      $      174,383
Net income per share, basic                $         0.08     $         0.08      $         0.06      $         0.02
Net income per share, diluted              $         0.08     $         0.08      $         0.06      $         0.02

         Had we applied the provisions of SFAS No. 143 as of January 1, 2002 the pro forma amount of the ARO would have been $882,537.

3. LONG TERM DEBT

           During the first half of 2003, we borrowed $1.7 million and made repayments of $1.2 million under our credit facility (the "Credit Facility") and as of June 30, 2003, $21.0 million was outstanding under the credit facility. Borrowings under the Credit Facility bear interest at a rate equal to prime plus 0.50% or LIBOR plus 2.75%. The Company chooses which interest rate will be applied to a specific borrowing. The Credit Facility matures October 6, 2004 and is secured by substantially all of our assets.

           Effective April 1, 2003, the borrowing base was increased to $26.5 million. The borrowing base will be re-determined again during the second half of 2003. The borrowing base is not subject to automatic reductions at this time.

           The Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of oil and natural gas properties or other collateral, and engaging in merger or consolidation transactions. The Credit Facility also prohibits dividends and certain distributions of cash or properties and certain liens. The Credit Facility also contains certain financial covenants. The EBITDA to Interest Expense Ratio requires that (a) our consolidated EBITDA, as defined in the agreement, for the four fiscal quarters then ended to (b) our consolidated interest expense for the four fiscal quarters then ended, to not be less than
3.5 to 1.0. EBITDA was part of a negotiated covenant with our lender and is presented here to define our requirements to comply with that covenant. The Working Capital ratio requires that the amount of our consolidated current assets less our consolidated liabilities, as defined in the agreement, be at least $1.0 million. The Allowable Expenses ratio requires that (a) the aggregate amount of our year-to-date consolidated general and administrative expenses for the period from January 1 of such year through the fiscal quarter then ended to
(b) our year-to-date consolidated oil and gas revenue, net of hedging activity, for the period from January 1 of such year through the fiscal quarter then ended, to be less than 0.40 to 1.0. At June 30, 2003, we were in compliance with the above-mentioned covenants.

4. OTHER COMPREHENSIVE INCOME

         In accordance with SFAS No. 130, "Reporting Other Comprehensive Income," the following are the components of Other Comprehensive Income:

                                                                Three months ended           Six months ended
                                                                      June 30,                    June 30,
                                                              -----------------------     -----------------------
                                                                 2003          2002          2003          2002
                                                              ----------     --------     ----------     --------
Net income                                                    $1,534,134     $763,985     $2,114,333     $557,077
Other comprehensive income (loss), net of tax:
  Unrealized hedge derivative fair value gain (loss)(1)          (10,610)          --       (860,727)          --
  Less: Reclassification to earnings of realized (gain)
        loss upon settlement of hedge derivative
        contracts(2)                                             165,814       70,539        446,375           --
                                                              ----------     --------     ----------     --------
  Total other comprehensive income (loss)                        155,204       70,539       (414,352)          --
                                                              ----------     --------     ----------     --------
Total comprehensive income                                    $1,689,338     $834,524     $1,699,981     $557,077
                                                              ==========     ========     ==========     ========

        (1) Net of Income Tax Expense                              6,611           --        583,774           --
        (2) Net of Income Tax Expense                            103,321       39,678        254,392           --


5. EARNINGS PER SHARE

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

         The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128, for the three-month and six-month periods ended June 30, 2003 and 2002:

                                 Three Months Ended June 30, 2003                   Three Months Ended June 30, 2002
                         ----------------------------------------------        ------------------------------------------
                                                                 Per                                                Per
                            Income               Shares         Shares           Income             Share          Share
                          (Numerator)         (Denominator)     Amount         (Numerator)       (Denominator)    Amount
                         -------------        -------------   ---------        -----------       -------------   --------
BASIC EPS
Income available to
 common stockholders     $   1,534,134          9,502,255     $    0.16        $ 763,985           9,391,267     $   0.08
Effect of dilutive
 securities:
Restricted stock                    --            106,129            --               --             123,518           --
Common stock options                --            100,808            --               --             151,882           --
Warrants                            --                 --            --               --              28,578           --
                         -------------          ----------    ---------        ---------           ---------     --------
DILUTED EPS
Income available to
 common stockholders     $   1,534,134          9,709,192     $    0.16        $ 763,985           9,695,245     $   0.08
                         =============          =========     =========        =========           =========     ========

                                  Six Months Ended June 30, 2003                     Six Months Ended June 30, 2002
                         ----------------------------------------------        ------------------------------------------
                                                                Per                                                 Per
                            Income               Shares        Shares            Income             Share          Share
                          (Numerator)         (Denominator)    Amount          (Numerator)       (Denominator)    Amount
                         -------------        -------------   ---------        -----------       -------------   --------
BASIC EPS
Income available to
 common stockholders     $  2,114,333           9,471,227     $    0.22        $  557,077          9,358,253     $   0.06
Effect of dilutive
 securities:
Restricted stock                   --             101,080            --                --            151,062           --
Common stock options               --              69,544            --                --            130,455           --
Warrants                           --                  --            --                --              7,275           --
                         -------------          ---------     ---------        ----------          ---------     --------
DILUTED EPS
Income available to
 common stockholders     $  2,114,333           9,641,851     $    0.22        $  557,077          9,647,045     $   0.06
                         =============          =========     =========        ==========          =========     ========

6. INCOME TAXES

         We account for income taxes under the provisions of SFAS No. 109 - "Accounting for Income Taxes," which provides for an asset and liability approach in accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

         We currently estimate that our effective tax rate for the year ending December 31, 2003 will be approximately 35.6%. A provision for income taxes of $1.4 million and $310,100 was reported for the six months ended June 30, 2003 and 2002, respectively.

7. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

         A summary of non-cash investing and financing activities for the six months ended June 30, 2003 and 2002 is presented below:

                                                              Number of
                                                               shares      Fair Market
                    Description                                issued         Value
---------------------------------------------------------     ---------    ------------
SIX MONTHS ENDED JUNE 30, 2003:
Shares issued to satisfy restricted stock grants                73,962       $390,238
Shares issued to fund the Company's matching contribution
  under the Company's 401 (k) plan                               7,800       $ 31,307
SIX MONTHS ENDED JUNE 30, 2002:
Shares issued to satisfy restricted stock grants                74,736       $402,429
Shares issued to fund the Company's matching contribution
  under the Company's 401 (k) plan                               3,831       $ 20,266

         We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Supplemental Disclosure of Cash Flow Information

                                                     For the Six Months Ended
                                                            June 30,
                                                   ----------------------------
                                                       2003              2002
                                                   -------------       --------
Cash paid during the period for:
  Interest, net of amounts capitalized             $     172,103       $     --

         Interest paid for the six months ended June 30, 2003 and 2002 excludes amounts capitalized of $124,012 and $290,168, respectively.

8. HEDGING ACTIVITIES

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

         The following was the impact on oil and natural gas revenue from hedging activities for the six months ended June 30, 2003 and 2002:

Hedge Type              Effective Dates                         MMBtu          Six Months Ended June 30,
-----------          --------------------     Price Per        Volumes     ----------------------------------
                      Beg.        Ending        MMBtu          Per Day          2003                 2002
-----------          ------      --------     ---------        -------     ---------------      -------------
Natural Gas                                    $4.00 -
 Collar              1/1/03      12/31/03      $4.25            10,000     $    (3,335,880)     $          --
Natural Gas                                    $5.00 -
 Collar              6/1/03       9/30/03      $6.50             2,000                  --                 --
Natural Gas
 Floor               4/1/02       6/30/02      $2.65             18,000                 --           (163,800)
                                                                           ---------------      -------------
                                                                           $    (3,335,880)     $    (163,800)
                                                                           ===============      =============

         Our current hedging activities for natural gas are entered into on a per MMbtu delivered price basis, NYMEX, with settlement for each calendar month occurring five business days following the expiration date.

         In October 2002, we entered into a natural gas collar that covered 10,000 MMbtus per day for the period January 1, 2003 to December 31, 2003 at a floor of $4.00 per MMbtu and a ceiling of $4.25 per MMbtu. At June 30, 2003, the market value of this outstanding hedge was approximately $(2.0) million and is included in current liabilities.

         In April 2003, the Company entered into a natural gas collar covering 2,000 MMbtu per day for the period June 1, 2003 to September 30, 2003 with a floor of $5.00 per MMbtu and a ceiling of $6.50 per MMbtu. At June 30, 2003, the market value of this outstanding hedge was approximately $11,500 and is included in current liabilities.

         In March 2002, we purchased a floor on 18,000 MMbtus per day at $2.65 per MMbtu for the period April 1, 2002 through June 30, 2002, at a cost of $163,800. The floor structure provided a minimum realized price for the protected volume yet preserved any upside in gas prices. The natural gas floor expired with no additional cost to the Company.

9. SUBSEQUENT EVENTS

         In May 2003, the Company announced its proposed merger with Miller Exploration Company. The merger will be accounted for as a purchase of Miller by Edge valued at approximately $12.7 million. Edge anticipates that the two companies will be in a position to hold shareholders' meetings to approve the transaction early in the fourth quarter of 2003.

         Subsequent to June 30, 2003, the Company announced its intent to acquire certain South Texas oil and gas properties for a purchase price, prior to any purchase price adjustments, of $9.1 million. This acquisition is expected to close late in the third quarter of 2003.

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

OIL AND NATURAL GAS PROPERTIES

         Investments in oil and natural gas properties are accounted for using the full cost method of accounting. All costs associated with the exploration, development and acquisition of oil and natural gas properties, including salaries, benefits and other internal costs directly attributable to these activities are capitalized within a cost center. Our oil and natural gas properties are located within the United States of America and constitute one cost center.

         In accordance with the full cost method of accounting, we capitalize a portion of interest expense on borrowed funds. Employee related costs that are directly attributable to exploration and development activities are also capitalized. These costs are considered to be direct costs based on the nature of their function as it relates to the exploration and development function.

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

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review of impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. The SEC is currently reviewing the application of the accounting prescribed by these statements to the oil and natural gas industry. The result may be to require that mineral use rights, such as leasehold interests, be separately classified in the balance sheets of oil and natural gas companies. Specifically, these standards may require that mineral use rights, including proved leaseholds acquired in a business combination, be classified on the balance sheet as intangible assets for all leaseholds acquired subsequent to June 30, 2001. We did not change or reclassify contractual mineral rights included in developed and unevaluated oil and gas properties on our balance sheet upon adoption of SFAS No. 141 and 142. We believe the treatment of such mineral rights as tangible assets under the full cost method of accounting for oil and gas properties is appropriate. If it is determined that reclassification is necessary, we would be required to reduce our developed and unevaluated properties and to instead report intangible mineral rights related to developed and unevaluated properties. We believe that the provisions of SFAS No. 141 and 142 impact only the balance sheet and any associated footnote disclosures. Any reclassifications potentially required would not impact our cash flows or statements of operations, since these costs would continue to be depleted in accordance with the full cost method of accounting for oil and gas companies.

         We adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. The statement required us to record a liability for the fair value of our dismantlement and abandonment costs, excluding salvage values. When the liability was initially recorded, we increased the carrying amount of the related long-lived asset, oil and natural gas properties. Accretion of the liability is recognized each period and the capitalized cost is depleted over the useful life of the related asset. Upon settlement of the liability, we will either settle the obligation for its recorded amount or incur a gain or loss upon settlement.

         In addition, the capitalized costs of oil and natural gas properties are subject to a "ceiling test," whereby to the extent that such capitalized costs subject to amortization in the full cost pool (net of accumulated depletion, depreciation and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to operations. Once incurred, an impairment of oil and natural gas properties is not reversible at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with our quarterly filings with the Securities and Exchange Commission. No impairment related to the ceiling test was required during the six-month periods ended June 30, 2003 or 2002.

         In May 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 103, "Update of Codification of Staff Accounting Bulletins." SAB No. 103 revises or rescinds portions of the interpretive guidance included in the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles, as well as SEC rulemaking. As specifically related to oil and gas, it requires the inclusion of cash flow hedges in the computation of limitation on capitalized costs. In the second quarter of 2003, we adopted these provisions and included the effects of hedge gains and losses in the ceiling test. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with our quarterly filings with the SEC.

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

         We adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. The statement, as amended by SFAS No. 137 and SFAS No. 138, requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives be reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or firm commitment, then the changes in the fair value of the derivative instrument will generally be offset in the income statement by the change in the item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows then the changes in the fair value of the derivative instrument will generally be reported in accumulated other comprehensive income (AOCI). The gains and losses on the derivative instrument that are reported in AOCI will be reclassified to earnings in the period in which earnings are impacted by the hedged item. We adopted SFAS No. 133 effective on January 1, 2001.

         Upon entering into a derivative contract, we designate the derivative instruments as a hedge of the variability of cash flow to be received (cash flow hedge). In accordance with SFAS No. 133, we formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking various hedge transactions. We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are expected to be highly effective in offsetting changes in cash flows of hedged transactions. All of our derivative instruments at June 30, 2003 were designated and effective as cash flow hedges. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, hedge accounting would be discontinued prospectively.

         When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value and gains and losses included in

AOCI will be recognized in earnings immediately. In all other situations in which hedge accounting is discontinued, the derivative will be carried at fair value on the balance sheet with future changes in its fair value recognized in earnings as the hedged production takes place.

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

STOCK-BASED COMPENSATION

         We account for stock compensation plans under the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation expense is recognized for stock options that had an exercise price equal to or greater than the market value of their underlying common stock on the date of grant. As allowed by SFAS No. 123, "Accounting for Stock Based Compensation," we have continued to apply APB Opinion No. 25 for purposes of determining net income. In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

         We are also subject to reporting requirements of FASB Interpretation No. (FIN) 44, "Accounting for Certain Transactions involving Stock Compensation" that requires a non-cash charge to deferred compensation expense if the market price of our common stock at the end of a reporting period is greater than the exercise price of certain stock options. After the first such adjustment is made, each subsequent period is adjusted upward or downward to the extent that the market price exceeds the exercise price of the options. The charge is related to non-qualified stock options granted to employees and directors in prior years and re-priced in May 1999, as well as certain options newly issued in conjunction with the repricing. No adjustments related to FIN 44 were required during the first half of 2003.

OVERVIEW

         The following matters had a significant impact on our results of operations and financial position for the six months ended June 30, 2003:

         Commodity Prices - The average realized price for our production, before the effects of hedging activity, increased 89% from $2.92 per thousand cubic feet of gas equivalent (Mcfe) in the first six months of 2002 to $5.51 per Mcfe for the comparable period this year.

         Hedging Activity - For the six months ended June 30, 2003, we realized net losses from hedging activities of $(3.3) million, or $(1.01) per Mcfe. For the six months ended June 30, 2002, hedging activity resulted in a net realized loss of $(163,800), or $(0.04) per Mcfe.

         Cumulative Effect of Accounting Change - We adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. We used a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated accretion and depletion. The $357,825 cumulative effect of the change in accounting (net of income taxes of $192,675) was reported in the first quarter of 2003.

RESULTS OF OPERATIONS

         REVENUE AND PRODUCTION

         Oil and natural gas revenue for the second quarter of 2003 increased 24% over the same period in 2002. Oil and natural gas production decreased 8% from an average of 21.0 MMcfe per day in the second quarter of 2002 to 19.3 MMcfe per day in the same current year period; however, the impact of higher average realized prices offset the production decrease. Natural gas production comprised 76% of total production on an equivalent Mcf basis and contributed 81% of total revenue for the second quarter of 2003. Oil and condensate production was 9% of total production and contributed 11% of total oil and gas revenue while natural gas liquids (NGLs) production comprised 15% of total production and contributed 8% of total oil and gas revenue. In the comparable 2002 period, natural gas production comprised 64% of total production and contributed 70% of total revenue. Oil and condensate production was 15% of total production and 17% of revenue and NGLs production comprised 21% of total production and 13% of total revenue.

         Oil and natural gas production decreased 16% from an average of 21.7 MMcfe per day in the first half of 2002 to 18.2 MMcfe per day in the same current year period; however, the impact of higher average realized prices offset the production decrease. Oil and natural gas revenue for the first half of 2003 increased 31% over the same period in 2002. Natural gas production comprised 75% of total production on an equivalent Mcf basis and contributed 79% of total revenue for the first half of 2003. Oil and condensate production was 10% of total production and contributed 13% of total oil and gas revenue while natural gas liquids (NGLs) production comprised 15% of total production and contributed 8% of total oil and gas revenue. In the comparable 2002 period, natural gas production comprised 74% of total production and contributed 77% of total revenue. Oil and condensate production was 12% of total production and 14% of revenue and NGLs production comprised 14% of total production and 9% of total revenue.

         The following table summarizes volume and price information with respect to our oil and gas production for the three-month and six-month periods ended June 30, 2003 and 2002:

                                                         For the Three Months                     For the Six Months
                                                             Ended June 30,                         Ended June 30,
                                                 -----------------------------------     -----------------------------------
                                                                            Increase                               Increase
                                                  2003          2002       (Decrease)     2003          2002      (Decrease)
                                                 -------      -------      ----------    -------       -------    ----------
Gas Volume - MCFGPD (1)                           14,726       13,480         1,246       13,693        16,189        (2,496)
Average Gas Price - per MCF (2)                    $5.70        $3.79        $ 1.91      $  6.10       $  3.03         $3.07
Hedge Loss - per MCF                             $ (0.84)     $ (0.13)       $(0.71)     $ (1.35)      $ (0.06)     $  (1.29)

Oil and Condensate Volume - BPD (3)                  284          513         (229)          303           418          (115)
Average Oil Price - per barrel                   $ 33.70      $ 23.95        $ 9.75      $ 33.72       $ 21.45      $  12.27

Natural Gas Liquids Volume - BPD (3)                 474          737         (263)          455           509           (54)
Average NGL Price - per barrel                   $ 14.28      $ 12.30        $ 1.98      $ 14.58       $ 10.99      $   3.59

--------------------------------------
(1) MCFGPD - thousand cubic feet of gas per day

(2) Excluding losses from hedging activities

(3) BPD - barrels per day

SECOND QUARTER 2003 COMPARED TO THE SECOND QUARTER 2002

         Natural gas revenue increased 45% from $4.5 million for the second quarter of 2002 to $6.5 million for the same period in 2003 due to a 33% increase in the average price received for our natural gas production. The average natural gas sales price for production in the second quarter of 2003 was $4.86 compared to $3.66 per Mcf for 2002. This increase in average price received resulted in increased revenue of approximately $1.6 million (based on current year production). Included within natural gas revenue for the three months ended June 30, 2003 was $(1.1) million representing realized losses from hedging activity that decreased the effective natural gas sales price by $(0.84) per Mcf. During the second quarter of 2002, realized losses from hedging activities totaled $(163,800) that reduced the effective natural gas price by $(0.13) per Mcf. For the three months ended June 30, 2003, natural gas production increased 9% from 13.5 MMCFGPD in 2002 to
14.7 MMCFGPD in 2003 due primarily to production from new wells drilled including the O'Connor Ranch East properties and the Gato Creek properties as well as resumption of production from the Thibodeaux well partially offset by natural declines in production from existing properties. The increase in production for the three months ended June 30, 2003 compared to the same period in 2002 resulted in an increase in revenue of approximately $0.4 million (based on 2002 second quarter average prices).

         Revenue from sales of oil and condensate decreased 22% from $1.1 million in the second quarter of 2002 to $0.9 million for the comparable 2003 period, due to lower production volumes. Production volumes for oil and condensate decreased 45% compared to the prior year period of 284 BPD due to fewer wells with oil and condensate production in operation during the second quarter of 2003 compared to the second quarter of 2002. Production from new wells drilled is primarily natural gas and not oil and condensate; therefore, natural declines in production of oil and condensate was not replaced by these new wells drilled. The decrease in production of oil and condensate for the three months ended June 30, 2003 compared to the same period in 2002 resulted in a decrease in revenue of approximately $0.5 million (based on 2002 second quarter average prices). The average realized price for oil and condensate in the second quarter of 2003 was $33.70 per barrel, a 41% increase over the second quarter 2002 average price of $23.95 per barrel. This increase in the average realized price received for our oil and condensate production increased revenue $0.3 million (based on current quarter production).

         Revenue from sales of NGLs decreased from $0.8 million in the second quarter of 2002 to $0.6 million for the comparable 2003 period due to lower production. Production volumes for NGLs decreased from 737 BPD in the second quarter of 2002 to 474 BPD for the comparable period in 2003 due primarily to our decision to process less gas because of favorable natural gas prices. This decrease in production resulted in a decrease in quarterly revenue of $294,000 (based on 2002 second quarter average prices). The average realized price for NGLs in the second quarter of 2003 was $14.28 per barrel compared to $12.30 per barrel for the same period in 2002. This 16% increase in the average realized price for our NGLs increased revenue by $85,700 (based on current quarter production).

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

         Natural gas revenue increased 35% from $8.7 million for the first half of 2002 to approximately $11.8 million for the same period in 2003. Significantly higher average prices received for our natural gas production more than offset the decline in production. The average natural gas sales price for production in the first half of 2003 was $4.75 per Mcf compared to $2.97 per Mcf for 2002. This increase in average price received resulted in increased revenue of approximately $4.4 million (based on current year-to-date production). Included within natural gas revenue for the six months ended June 30, 2003 was $(3.3) million representing realized losses from hedging activity that decreased the effective natural gas sales price by $(1.35) per Mcf. During the six months ended June 30, 2002, realized losses from hedging activities was $(163,800) that decreased the effective natural gas sales price by $(0.06) per Mcf. For the six months ended June 30, 2003, natural gas production decreased 15% from 16.2 MMCFGPD in 2002 to 13.7 MMCFGPD in 2003 due primarily to declines in production from existing properties and the delay in the resumption of production from the Thibodeaux well, partially offset by production from new wells drilled including the O'Connor Ranch East properties and the Gato Creek properties. The decrease in production for the six months ended June 30, 2003 compared to the same period in 2002 resulted in a decrease in revenue of approximately $1.3 million (based on 2002 year-to-date average prices).

         Revenue from sales of oil and condensate increased 14% from $1.6 million in the first six months of 2002 to $1.8 million for the comparable 2003 period, due to higher average realized prices. The average realized price for oil and condensate in the first half of 2003 was $33.72 per barrel, a 57% increase over the first half of 2002 average price of $21.45 per barrel. This increase in the average realized price received for our oil and condensate increased revenue by $672,600 (based on current year-to-date production). Production volumes for oil and condensate decreased 28% from 418 BPD in the first half of 2002 to 303 BPD in the 2003 year-to-date period due primarily to natural declines in production from existing properties. The decrease in production for the six months ended June

30, 2003 compared to the same period in 2002 resulted in a decrease in revenue of approximately $447,400 (based on 2002 year-to-date average prices).

         Revenue from sales of NGLs increased from $1.0 million in the first six months of 2002 to $1.2 million for the comparable 2003 period due to higher average realized prices. The average realized price for NGLs in the first half of 2003 was $14.58 per barrel compared to $10.99 per barrel for the same period in 2002. This 33% increase in the average realized price for our NGLs increased revenue by $295,500 (based on current year-to-date production). Production volumes for NGLs decreased from 509 BPD in the first six months of 2002 to 455 BPD for the comparable period in 2003 due to our decision to process less gas because of favorable natural gas prices. This decrease in production resulted in a decrease in revenue of $107,200 (based on 2002 year-to-date average prices).

COSTS AND OPERATING EXPENSES

         Lifting costs for the three-month period ended June 30, 2003 totaled $551,000, 8% lower than the same period in 2002. Lifting costs averaged $0.31 per Mcfe for the three-month period ended June 30, 2003 which was comparable to the prior year period. For the six-month period ended June 30, 2003, lifting costs totaled $1.1 million, a 4% decrease compared to the same period in 2002 due primarily to changing the mix of production to newer, lower cost wells. Lifting costs were $0.35 per Mcfe for the six-month period ended June 30, 2003 compared to $0.30 per Mcfe in the prior year period. This increase in costs per Mcfe was a result of lower production volumes over fixed expenses.

         Severance and ad valorem taxes for the three months and six months ended June 30, 2003 totaled $521,900 and $1,041,100, respectively, compared to $450,200 and $886,000 for the comparable prior year periods. The increase is due primarily to higher severance taxes paid on the increased revenue reported for the 2003 periods partially offset by abatements on our Gato Creek properties in South Texas and the Thibodeaux well in Louisiana. On an equivalent production basis, severance and ad valorem taxes averaged $0.30 per Mcfe and $0.32 per Mcfe for the three-month and six-month period ended June 30, 2003 compared to $0.24 per Mcfe and $0.23 per Mcfe for the same periods in 2002. The increase in expense per Mcfe is due primarily to the higher revenue received while production was lower over the comparable periods. Severance tax averaged 4.8% of revenue for the first half of 2003 compared to 6.5% for the same period in 2002 due to the tax abatements discussed above.

         Depletion, depreciation and amortization ("DD&A") expense for the three-month and six-month periods ended June 30, 2003 totaled $2.8 million and $5.6 million, respectively. This compares to $2.7 million and $5.5 million in the same periods of 2002. Full cost DD&A on our oil and natural gas properties totaled $2.7 million for the second quarter of 2003 compared to $2.5 million for the same period in 2002. Depletion expense on a unit of production basis for the three-month period ended June 30, 2003 was $1.56 per Mcfe compared to $1.33 per Mcfe in the comparable prior year period. For the six months ended June 30, 2003 depletion on our oil and natural gas properties totaled $5.2 million that was comparable to the same period in 2002. Depletion expense on a unit of production basis for the six-month period ended June 30, 2003 was $1.59 per Mcfe compared to $1.32 per Mcfe for the six months ended June 30, 2002. For the six months ended June 30, 2003 as compared to the prior year period, a 20% increase in the overall depletion rate increased depletion expense by $871,900 while lower oil and natural gas production decreased depletion expense by $839,100. The increase in the depletion rate was primarily due to a significantly higher amortizable base at June 30, 2003 compared to June 30, 2002. Other DD&A expense totaled $115,900 and $345,700 for the three-month and six-month periods ended June 30, 2003 compared to the prior period totals of $160,200 and $327,900, respectively.

         General and administrative expenses ("G&A") for the second quarter of 2003 increased 3% from the prior year period to $1.5 million. For the second quarter of 2003 and 2002, overhead reimbursement fees recorded as a reduction to G&A totaled $27,500 and $31,000, respectively. Capitalized G&A further reduced total G&A by $319,000 and $370,400 for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003, G&A was $2.9 million, an increase of 2% compared to the prior year period. For the six months of 2003 and 2002, overhead reimbursement fees recorded as a reduction to G&A totaled $56,200 and $63,700, respectively. Capitalized G&A further reduced total G&A by $621,800 and $740,700 for the six months ended June 30, 2003 and 2002, respectively. The increase in G&A for both the three months and the six months ended June 30, 2003 was primarily attributable to higher audit and legal fees, higher franchise taxes, office moving costs and the settlement of a lawsuit related to seismic rights in April 2003 for $70,000. These costs were partially offset by lower salary and benefit costs, lower rent and parking and lower reserve engineer fees compared to the prior year periods. G&A on a unit of production basis for the six-month periods ended June 30, 2003 and 2002 was $0.87 per Mcfe and $0.72 per Mcfe, respectively.

         Included in general and administrative expenses were deferred compensation amortization costs related to restricted stock awards granted during 2001, 2002 and 2003. For the second quarter of 2003 and 2002, such amortization totaled $89,800 and $105,400, respectively. For the six months ended June 30, 2003 and 2002, deferred compensation amortization totaled $176,400 and $210,600, respectively. Also included in deferred compensation are charges or credits related to FIN 44, "Accounting for Certain Transactions involving Stock Compensation." FIN 44 requires, among other things, a non-cash charge to compensation expense if the price of Edge's common stock on the last trading day of a reporting period is greater than the exercise price of certain options. FIN 44 could also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of the prior period, but not below the exercise price of the options. We adjust deferred compensation expense upward or downward on a monthly basis based on the trading price at the end of each such period as necessary to comply with FIN 44. The adjustment is related only to the non-qualified stock options granted to employees and directors in prior years and re-priced in May of 1999, as well as certain options newly issued in conjunction with the repricing. For the three-month and six-month periods ended June 30, 2003, no charge or credit was required to comply with FIN 44. Deferred compensation expense related to FIN 44 was a net credit of $(303) for the three-month and six-month periods ended June 30, 2002.

         For the three months ended June 30, 2003, interest expense totaled $213,100 on weighted average debt of approximately $21.5 million. Capitalized interest for the period was $48,100 resulting in net interest expense of $165,000. For the three months ended June 30, 2002, we capitalized all interest incurred during the quarter, or $175,600. Our weighted average debt was approximately $14.3 million in the second quarter of 2002. For the six months ended June 30, 2003, interest expense totaled $465,400 on weighted average debt of approximately $21.3 million compared to interest expense of $348,500 on weighted average debt of $12.7 million in the comparable 2002 period. Capitalized interest for the six months ended June 30, 2003 and 2002 totaled $124,000 and $348,500, respectively. Also included in interest expense were deferred loan costs of $50,700 for the six months ended June 30, 2002. Net interest expense for the six months ended June 30, 2003 and 2002 was $341,400 and $50,700, respectively. Interest income totaled $3,000 and $5,100 for the three-month and six-month periods ended June 30, 2003 compared to $3,300 and $7,100 for the same periods in 2002.

         For the three-month and six-month periods ended June 30, 2003, we recorded a charge of $845,500 and $1,367,200, respectively, for income taxes at an effective rate of 35.6% based on the forecast of annual 2003 net income using assumptions known at that time. An income tax charge of $427,500 and $310,100, respectively, was recorded for the three-month and six-month periods ended June 30, 2002 representing an estimated effective tax rate of 36%. Such rate was based on anticipated results for the year ended December 31, 2002 using current assumptions.

         We adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. We used a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. The $357,800 cumulative effect of the change in accounting (net of income taxes of $192,700) was reported during the first quarter of 2003.

         For the second quarter of 2003, we realized net income of $1.5 million, or basic and diluted earnings per share of $0.16. This compares to a net income for the second quarter of 2002 of $764,000, or basic and diluted earnings per share of $0.08. Weighted average shares outstanding increased from 9,391,267 shares for the three months ended June 30, 2002 to 9,502,255 shares in the comparable 2003 period. For the six months ended June 30, 2003, we realized net income of $2.1 million or basic and diluted earnings per share of $0.22 compared to net income of $557,100, or $0.06 basic and diluted earnings per share, for the comparable 2002 period. Weighted average shares outstanding increased from 9,358,253 for the six months ended June 30, 2002 to 9,471,227 for the comparable 2003 period. The increase in shares for both the three-month and six-month periods was due primarily to the exercise of stock options and the issuance of common stock related to restricted stock grants.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash and cash equivalents at June 30, 2003 of $3.9 million consisting primarily of short-term money market investments, as compared to $2.6 million at December 31, 2002. Working capital was $5.3 million as of June 30, 2003, as compared to $3.3 million at December 31, 2002.

         Cash flows provided by operating activities for the six months ended June 30, 2003 totaled $8.4 million compared to $2.4 million for the six months ended June 30, 2002. The increase in cash flows provided by operating activities in 2003 compared to 2002 was due to higher net income in the 2003 period and lower working capital usage for the six-month period ended June 30, 2003 compared to the same period in 2002.

         Cash used in investing activities totaled approximately $7.6 million for the six months ended June 30, 2003 compared to $8.6 million in the same period of 2002. We expended $5.7 million in our drilling operations resulting in the drilling of 17 gross (7.26 net) wells during the first half of 2003 as compared to 6 gross (2.17 net) wells during the same period in 2002. Since June 30, 2003, we have drilled two successful gross wells and no gross dry holes. Currently two gross wells are drilling. In addition to capital expenditures for drilling operations for the 2003 period, approximately $278,800 was incurred on currently producing properties and $771,000 was expended on land and seismic activities. The remaining costs capitalized to oil and natural gas properties were internal G&A and interest of approximately $745,800 and other furniture and fixture costs of $187,300. We received proceeds of approximately $55,100 during the first half of 2003 for the sale of interests in certain oil and gas properties.

         Cash flows provided by financing activities totaled $553,500 for the six months ended June 30, 2003 and included $1.7 million in borrowings, $(1.2) million in repayments of debt and $53,500 in proceeds from the issuance of stock. For the comparable 2002 period, cash flow provided by financing activities totaled $6.0 million and included $6.5 million of borrowings from long-term debt offset by $0.5 million in payments on long-term debt and $47,400 in proceeds from the issuance of stock.

         Due to our active exploration, development and acquisition activities, we have experienced and expect to continue to experience substantial working capital requirements. We intend to fund our 2003 capital expenditures, commitments and working capital requirements through cash flows from operations, and to the extent necessary other financing activities. The projected 2003 cash flows from operations are estimated to be sufficient to fund our planned exploration and development program. We do plan to use our credit facility to fund a portion of the recently announced acquisition of oil and gas properties in South Texas. That acquisition is expected to close during September of 2003. In connection with that acquisition, we have been advised that our credit line is expected to be increased from $26.5 million to $32.0 million upon completion of that acquisition. Current usage of the credit facility is $21.0 million. The pending merger with Miller Exploration is a stock for stock transaction that is expected to increase Edge's resulting liquidity as a result of Miller's expected positive working capital and relatively low level of debt.

         Generally, we believe that we will be able to generate capital resources and liquidity sufficient to fund our capital programs and meet financial obligations as they come due. If necessary, Edge believes it could access the capital markets to raise additional capital. In the event such capital resources are not available to us, our capital expenditures may be curtailed.

CREDIT FACILITY

         During the first half of 2003, we borrowed $1.7 million and made repayments of $1.2 million under our credit facility (the "Credit Facility") and as of June 30, 2003, $21.0 million was outstanding under the Credit Facility. Borrowings under the Credit Facility bear interest at a rate equal to prime plus 0.50% or LIBOR plus 2.75%. The Company chooses which interest rate will be applied to a specific borrowing. The Credit Facility matures October 6, 2004 and is secured by substantially all of our assets.

           Effective April 21, 2003, the borrowing base was increased to $26.5 million. The borrowing base will be re-determined again during the second half of 2003. The borrowing base is not subject to automatic reductions at this time. We expect our borrowing base to be increased to $32.0 million as a result of the recently announced acquisition of oil and gas properties in South Texas and our drilling activities since the last redetermination. This increase would be effective upon closing of the acquisition, currently anticipated to be in September 2003.

         The Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of oil and natural gas properties or other collateral, and engaging in merger or consolidation transactions. The Credit Facility also prohibits dividends and certain distributions of cash or properties and certain liens. The Credit Facility also contains certain financial covenants. The EBITDA to Interest Expense Ratio requires that (a) our consolidated EBITDA, as defined in the agreement, for the four fiscal quarters then ended to (b) our consolidated interest expense for the four fiscal quarters then ended, to not be less than
3.5 to 1.0. EBITDA was part of a negotiated covenant with our lender and is presented here to define our requirements to comply with that covenant. The Working Capital ratio requires that the amount of our consolidated current assets less our consolidated liabilities, as defined in the agreement, be at least $1.0 million. The Allowable Expenses ratio requires that (a) the aggregate amount of our year-to-date consolidated general and administrative expenses for the period from January 1 of such year through the fiscal quarter then ended to
(b) our year-to-date consolidated oil and gas revenue, net of hedging activity, for the period from January 1 of such year through the fiscal quarter then ended, to be less than 0.40 to 1.0. At June 30, 2003, we were in compliance with the above-mentioned covenants.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review of impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. The SEC is currently reviewing the application of the accounting prescribed by these statements to the oil and natural gas industry. The result may be to require that mineral use rights, such as leasehold interests, be separately classified in the balance sheets of oil and natural gas companies. Specifically, these standards may require that mineral use rights, including proved leaseholds acquired in a business combination, be classified on the balance sheet as intangible assets for all leaseholds acquired subsequent to June 30, 2001. We did not change or reclassify contractual mineral rights included in developed and unevaluated oil and gas properties on our balance sheet upon adoption of SFAS No. 141 and 142. We believe the treatment of such mineral rights as tangible assets under the full cost method of accounting for oil and gas properties is appropriate. If it is determined that reclassification is necessary, we would be required to reduce our developed and unevaluated properties and to instead report intangible mineral rights related to developed and unevaluated properties. We believe that the provisions of SFAS No. 141 and 142 impact only the balance sheet and any associated footnote disclosures. Any reclassifications potentially required would not impact our cash flows or statements of operations, since these costs would continue to be depleted in accordance with the full cost method of accounting for oil and gas companies.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. We have not entered into any applicable contracts since June 30, 2003.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 established standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31,

2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement is currently not applicable to any of our financial instruments.

         During 2002, the FASB issued two interpretations: FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and FIN 46 "Consolidation of Variable Interest Entities." There was no current impact of FIN 45 on our financial position or results of operations. FIN 46 requires an entity to consolidate a variable interest entity if it is the primary beneficiary of the variable interest entity's activities. The primary beneficiary is the party that absorbs a majority of the expected losses, receives a majority of the expected residual returns, or both, from the variable interest entity's activities. FIN 46 is applicable immediately to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created, or interests in variable interest entities obtained, on or before February 1, 2003, FIN 46 is required to be applied in the first fiscal year or interim period beginning after June 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 also requires certain disclosures of an entity's relationship with variable interest entities.

         We share interests with related parties in a variety of different partnership and joint venture entities in order to share the rewards of ownership in certain oil and natural gas royalties. We do not provide supplemental financial support to these entities nor do we have voting rights. In general, these entities are structured such that the sharing ratios in these entities are consistent with the allocation of the entities' distributions of cash from royalty revenues. We are continuing the process of examining all of our ownership interests to determine the necessary disclosures and procedures for complying with FIN 46. At this point, however, we do not anticipate that we will be impacted by FIN 46 because there is no investment in or obligation to share in future capital requirements of these entities.

         In May 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 103, "Update of Codification of Staff Accounting Bulletins." SAB No. 103 revises or rescinds portions of the interpretive guidance included in the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles, as well as SEC rulemaking. As specifically related to oil and gas producing activities, it requires the inclusion of cash flow hedges in the computation of limitation on capitalized costs. In the second quarter of 2003, we adopted these provisions and included the effects of hedge gains and losses in the ceiling test. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with our quarterly filings with the SEC.

         We do not expect the adoption of any of the above-mentioned standards to have a material impact on our future financial condition or results of operations.

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

         In October 2002, we entered into a natural gas collar that covered 10,000 MMbtus per day for the period January 1, 2003 to December 31, 2003 at a floor of $4.00 per MMbtu and a ceiling of $4.25 per MMbtu. In April 2003, we entered into a natural gas collar covering 2,000 MMbtu per day for the period June 1, 2003 to September 30, 2003 with a floor of $5.00 per MMbtu and a ceiling of $6.50 per MMbtu. At June 30, 2003, the market value of outstanding hedges was approximately $(2.0) million and is included in current liabilities. See Item 3. Qualitative and Quantitative Disclosures About Market Risk.

         In March 2002, we purchased a floor on 18,000 MMbtus per day at $2.65 per MMbtu for the period April 1, 2002 through June 30, 2002, at a cost of $163,800. The floor structure provided a minimum realized price for the protected volume yet preserved any upside in gas prices. The natural gas floor expired at no additional cost to us.

TAX MATTERS

         At December 31, 2002, we had cumulative net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $27.4 million that will begin to expire in 2012. We anticipate that all of these NOLs will be utilized in connection with federal income taxes payable in the future. NOLs assume that certain items, primarily intangible drilling costs have been written off for tax purposes in the current year. However, we have not made a final determination if an election will be made to capitalize all or part of these items for tax purposes in the future.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from changes in interest rates and commodity prices. We use a credit facility, which has a floating interest rate, to finance a portion of our operations. We are not subject to fair value risk resulting from changes in our floating interest rates. The use of floating rate debt instruments provides a benefit due to downward interest rate movements but does not limit us to exposure from future increases in interest rates. Based on the quarter-end June 30, 2003 outstanding borrowings and a floating interest rate of 3.6%, a 10% change in interest rates would result in an increase or decrease of interest expense of approximately $72,500 on an annual basis.

         In the normal course of business we enter into hedging transactions, including commodity price collars, swaps and floors to mitigate our exposure to commodity price movements, but not for trading or speculative purposes. During October 2002, due to the instability of prices and to achieve a more predictable cash flow, we put in place a natural gas collar for a portion of our 2003 production. While the use of these arrangements limits our ability to benefit from increases in the price of oil and natural gas, it also reduces our potential exposure to adverse price movements. The natural gas collar covers 10,000 MMbtu per day for the period January 1, 2003 to December 31, 2003 at a floor of $4.00 per MMbtu and ceiling of $4.25 per MMbtu. In April 2003, we entered into a natural gas collar covering 2,000 MMbtu per day for the period June 1, 2003 to September 30, 2003 with a floor of $5.00 per MMbtu and a ceiling of $6.50 per MMbtu. At June 30, 2003, the fair value of the outstanding hedges was approximately $(2.0) million. A 10% change in the gas price per MMbtu, as long as the price is either above the ceiling or below the floor price would cause the fair value total of the hedge to increase or decrease by approximately $1.0 million.

ITEM 4. CONTROLS AND PROCEDURES

         In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

FORWARD LOOKING STATEMENTS

         The statements contained in all parts of this document, including, but not limited to, those relating to the timing and effects of the proposed merger with Miller Exploration Company and our acquisition of properties in South Texas (including any expectations regarding increases in our liquidity or available credit), our ability to access the capital markets to raise additional capital, our drilling plans, our 3-D project portfolio, capital expenditures, future capabilities, the sufficiency of capital resources and liquidity to support working capital and capital expenditure requirements, reinvestment of cash flows, use of NOLs, tax rates, the outcome of litigation, and any other statements regarding future operations, financial results, business plans, sources of liquidity and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe" and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the results of and our dependence on our exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, our dependence on key personnel, our reliance on technological development and possible obsolescence of the technology currently used by us, the significant capital requirements of our exploration and development and technology development programs, the potential impact of government regulations and liability for environmental matters, results of litigation, our ability to manage our growth and achieve our business strategy, competition from larger oil and gas companies, the uncertainty of reserve information and future net revenue estimates, property acquisition risks and other factors detailed in our Form 10-K and other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

Our stockholders voted on the following matters at the Annual Meeting of Shareholders on May 7, 2003:

                                                                                                          Broker
                                               For          Against          Withheld       Abstain      Non Votes
                                               ---          -------          --------       -------      ---------
(A) Election of Directors:
      Thurmon Andress                        6,977,143         --            1,552,408         --           --
      John W. Elias                          6,986,507         --            1,543,044         --           --
      John Sfondrini                         6,575,616         --            1,953,935         --           --

(B) Approval of the Appointment of
      KPMG LLP as Independent Auditors       8,482,766      14,046               --          32,739         --

         In addition to the election of the directors indicated above, the terms of the following directors continued as directors following the meeting:
Vincent S. Andrews, Joseph R. Musolino, Stanley S. Raphael, Robert W. Shower and David F. Work.

ITEM 5 - OTHER INFORMATION..........................................   None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...........................

(A)      EXHIBITS. The following exhibits are filed as part of this report:

INDEX TO EXHIBITS


Exhibit No.
-----------
+2.1     --   Amended and Restated Combination Agreement by and among (i) Edge Group II Limited Partnership, (ii) Gulfedge
              Limited Partnership, (iii) Edge Group Partnership, (iv) Edge Petroleum Corporation, (v) Edge Mergeco, Inc. and
              (vi) the Company, dated as of January 13, 1997

                 (Incorporated by reference from exhibit 2.1 to the Company's Registration Statement on Form S-4 (Registration No.
                 333-17269)).

+3.1     --      Restated Certificate of Incorporation of the Company, as amended (Incorporated by reference from exhibit 3.1 to the
                 Company's Registration Statement on Form S-1/A filed on February 5, 1997 (Registration No. 333-17267)).

+3.2     --      Certificate of Amendment to the Restated Certificate of Incorporation of the Company (Incorporated by reference from exhibit 3.1 to the Company's Registration Statement on Form S-1/A filed on February 5, 1997 (Registration No.
                 333-17267).

+3.3     --      Bylaws of the Company (Incorporated by Reference from exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

+3.4     --      First Amendment to Bylaws of the Company on September 28, 1999 (Incorporated by Reference from exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

+3.5     --      Second Amendment to Bylaws of the Company on May 7, 2003. (Incorporated by Reference from exhibit 3.4 to the
                 Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003).

+4.1     --      Second Amended and Restated Credit Agreement dated October 6, 2000 by and between Edge Petroleum Corporation,
                 Edge Petroleum Exploration Company and Edge Petroleum Operating Company, Inc. (collectively, the "Borrowers") and
                 Union Bank Of California, N.A., a national banking association, as Agent for itself and as lender. (Incorporated by
                 Reference from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September
                 31, 2000).

+4.2     --      Amendment No. 1 and Waiver dated as of November 11, 2001 by and among the lenders party to the Second Amended and Restated Credit Agreement dated October 6, 2000 ("Lenders"), Union Bank of California, N.A., a national banking association, as agent for such Lenders, Edge Petroleum Corporation, Edge Petroleum Exploration Company, and Edge
                 Petroleum Operating Company, Inc. (collectively, the "Borrowers"), as borrowers under the Second Amended and
                 Restated Credit Agreement. (Incorporated by Reference from exhibit 4.2 to the Company's Annual Report on Form 10K for the annual period ended December 31, 2001).

+4.3     --      Amendment No. 2 dated as of May 29, 2002 by and among the lenders party to the Second Amended and Restated
                 Credit Agreement dated October 6, 2000 ("Lenders"), Union Bank of California, N.A., a national banking association, as agent for such Lenders, Edge Petroleum Corporation, Edge Petroleum Exploration Company, and Edge Petroleum
                 Operating Company, Inc. (collectively, the "Borrowers"), as borrowers under the Second Amended and Restated Credit
                 Agreement. (Incorporated by reference from exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

+4.4     --      Amendment No. 3 dated as of August 8, 2002 by and among the lenders party to the Second Amended and Restated
                 Credit Agreement dated October 6, 2000 ("Lenders"), Union Bank of California, N.A., a national banking association, as agent for such Lenders, Edge Petroleum Corporation, Edge Petroleum Exploration Company, and Edge Petroleum
                 Operating Company, Inc. (collectively, the "Borrowers"), as borrowers under the Second Amended and Restated Credit
                 Agreement. (Incorporated by reference from exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

+4.5     --      Letter Agreement dated October 31, 2000 by and between Edge Petroleum Corporation, Edge Petroleum Exploration
                 Company and Edge Petroleum Operating Company, Inc. (collectively, the "Borrowers") and Union Bank Of California,
                 N.A., a national banking association, as Agent for itself and as lender. (Incorporated by Reference from exhibit
                 4.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 31, 2000).

+4.6     --      Letter Agreement dated March 23, 2001 by and between Edge Petroleum Corporation, Edge Petroleum Exploration Company
                 and Edge Petroleum Operating Company, Inc. (collectively, the

                 "Borrowers") and Union Bank Of California, N.A., a national banking association, as Agent for itself and as lender.
                 (Incorporated by Reference from exhibit 4.5 to the Company's Annual Report on Form 10K for the annual period ended
                 December 31, 2000).

 +4.7    --      Letter Agreement dated September 21, 2001 by and between Edge Petroleum Corporation, Edge Petroleum Exploration
                 Company and Edge Petroleum Operating Company, Inc. (collectively, the "Borrowers") and Union Bank Of California,
                 N.A., a national banking association, as Agent for itself and as lender. (Incorporated by Reference from exhibit
                 4.6 to the Company's Quarterly Report on Form 10Q for the quarterly period ended September 30, 2001).

+4.8     --      Letter Agreement dated January 18, 2002 by and between Edge Petroleum Corporation, Edge Petroleum Exploration
                 Company and Edge Petroleum Operating Company, Inc. (collectively, the "Borrowers") and Union Bank Of California,
                 N.A., a national banking association, as Agent for itself and as lender. (Incorporated by Reference from exhibit
                 4.6 to the Company's Annual Report on Form 10K for the annual period ended December 31, 2001).

+4.9     --      Letter Agreement dated August 9, 2002 by and between Edge Petroleum Corporation, Edge Petroleum Exploration Company
                 and Edge Petroleum Operating Company, Inc. (collectively, the "Borrowers") and Union Bank Of California, N.A., a
                 national banking association, as Agent for itself and as lender. (Incorporated by Reference from exhibit 4.7 to the
                 Company's Quarterly Report on Form 10Q for the quarterly period ended June 30, 2002).

+4.10    --      Common Stock Subscription Agreement dated as of April 30, 1999 between the Company and the purchasers named therein
                 (Incorporated by reference from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended
                 March 31, 1999).

*4.11    --      Amendment No. 4 dated as of April 21, 2003 by and among the lenders party to the Second Amended and Restated Credit
                 Agreement dated October 6, 2000 ("Lenders"), Union Bank of California, N.A., a national banking association, as agent for such Lenders, Edge Petroleum Corporation, Edge Petroleum Exploration Company, and Edge Petroleum
                 Operating Company, Inc. (collectively, the "Borrowers"), as borrowers under the Second Amended and Restated Credit
                 Agreement.

+4.12    --      Warrant Agreement dated as of May 6, 1999 between the Company and the Warrant holders named therein (Incorporated by reference from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31,
                 1999).

+4.13    --      Form of Warrant for the purchase of the Common Stock (Incorporated by reference from the Common Stock Subscription
                 Agreement from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999).

+10.1    --      Joint Venture Agreement between Edge Joint Venture II and Essex Royalty Limited Partnership II, dated as of May 10,
                 1994 (Incorporated by reference from exhibit 10.2 to the Company's Registration Statement on Form S-4 (Registration
                 No. 333-17269)).

+10.2    --      Joint Venture Agreement between Edge Joint Venture II and Essex Royalty Limited Partnership, dated as of April 11,
                 1992 (Incorporated by reference from exhibit 10.3 to the Company's Registration Statement on Form S-4 (Registration
                 No. 333-17269)).

+10.3    --      Amendment dated August 21, 2000 to the Joint Venture Agreement between Edge Joint Venture II and Essex Royalty
                 Limited Partnership II, dated as of May 10, 1994. (Incorporated by reference from exhibit 10.2 to the Company's
                 Annual Report on Form 10-K for the year ended December 31, 2002).

+10.4    --      Amendment dated August 21, 2000 to the Joint Venture Agreement between Edge Joint Venture II and Essex Royalty
                 Limited Partnership, dated as of April 11, 1992. (Incorporated by reference from exhibit 10.3 to the Company's
                 Annual Report on Form 10-K for the year ended December 31, 2002).

+10.5    --      Letter Agreement between Edge Petroleum Corporation and Essex Royalty Limited Partnership, dated as of July 30,
                 2002. (Incorporated by reference from exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended
                 December 31, 2002).

+10.6    --      Form of Indemnification Agreement between the Company and each of its directors (Incorporated by reference from exhibit 10.7 to the Company's Registration Statement on Form S-4 (Registration No. 333-17269)).

+10.7    --      Stock Option Plan of Edge Petroleum Corporation, a Texas corporation (Incorporated by reference from exhibit 10.13 to the Company's Registration Statement on Form S-4 (Registration No. 333-17269)).

+10.8    --      Employment Agreement dated as of November 16, 1998, by and between the Company and John W. Elias. (Incorporated by reference from 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

+10.9    --      Incentive Plan of Edge Petroleum Corporation as Amended and Restated Effective as of February 20, 2003.
                 (Incorporated by reference from exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended
                 December 31, 2002).

+10.10   --      Edge Petroleum Corporation Incentive Plan "Standard Non-Qualified Stock Option Agreement" by and between Edge
                 Petroleum Corporation and the Officers named therein. (Incorporated by reference from exhibit 10.2 to the Company's
                 Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

+10.11   --      Edge Petroleum Corporation Incentive Plan "Director Non-Qualified Stock Option Agreement" by and between Edge
                 Petroleum Corporation and the Directors named therein. (Incorporated by reference from exhibit 10.3 to the
                 Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

+10.12   --      Severance Agreements by and between Edge Petroleum Corporation and the Officers of the Company named therein
                 (Incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

+10.13   --      Form of Employee Restricted Stock Award Agreement under the Incentive Plan of Edge Petroleum Corporation
                 (Incorporated by Reference from exhibit 10.15 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1999).

+10.14   --      Edge Petroleum Corporation Amended and Restated Elias Stock Incentive Plan. (Incorporated by reference from exhibit
                 4.5 to the Company's Registration Statement on Form S-8 filed May 30, 2001 (Registration No. 333-61890)).

+10.15   --      Form of Edge Petroleum Corporation John W. Elias Non-Qualified Stock Option Agreement (Incorporated by reference from exhibit 4.6 to the Company's Registration Statement on Form S-8 filed May 30, 2001 (Registration No.
                 333-61890)).

*31.1    --      Certification by John W. Elias, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the
                 Securities Exchange Act of 1934.

*31.2    --      Certification by Michael G. Long , Chief Financial and Accounting Officer, pursuant to Rule 13a-14(a) or Rule
                 15d-14(a) under the Securities Exchange Act of 1934.

*32.1    --      Certification by John W. Elias, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*32.2    --      Certification by Michael G. Long, Chief Financial and Accounting Officer, pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

* Filed herewith.

+ Incorporated by reference as indicated.

(B) Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on April 15, 2003 (information furnished not filed) announcing the issuance of a press release reporting 2003 first quarter operations update and attaching a copy of the press release as an exhibit.

         The Company filed a Current Report on Form 8-K on May 7, 2003 (information furnished not filed) announcing the issuance of a press release announcing First Quarter Financial Results and attaching a copy of the press release as an exhibit.

         The Company filed a Current Report on Form 8-K on May 29, 2003 (information furnished not filed) announcing the issuance of a press release announcing a merger with Miller Exploration Company and attaching a copy of the press release as an exhibit.

          The Company filed a Current Report on Form 8-K on June 3, 2003 under
Item 5 "Other Events" announcing that the Company and Miller Exploration Company had entered into a definitive merger agreement pursuant to which Edge would acquire Miller in a stock for stock merger.

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

                                                     EDGE PETROLEUM CORPORATION,
                                                     A DELAWARE CORPORATION
                                                     (REGISTRANT)

Date 8/14/2003                         /s/ John W. Elias
                                     -------------------------------------------
                                                John W. Elias
                                           Chief Executive Officer and
                                              Chairman of the Board

Date 8/14/2003                         /s/ Michael G. Long
                                     -------------------------------------------
                                                Michael G. Long
                                           Senior Vice President and
                                      Chief Financial and Accounting Officer

                                INDEX TO EXHIBITS

Exhibit No.
--------------
+2.1     --      Amended and Restated Combination Agreement by and among (i) Edge Group II Limited Partnership, (ii) Gulfedge
                 Limited Partnership, (iii) Edge Group Partnership, (iv) Edge Petroleum Corporation, (v) Edge Mergeco, Inc. and (vi)
                 the Company, dated as of January 13, 1997 (Incorporated by reference from exhibit 2.1 to the Company's Registration
                 Statement on Form S-4 (Registration No. 333-17269)).

+3.1     --      Restated Certificate of Incorporation of the Company, as amended (Incorporated by reference from exhibit 3.1 to the
                 Company's Registration Statement on Form S-1/A filed on February 5, 1997 (Registration No. 333-17267)).

+3.2     --      Certificate of Amendment to the Restated Certificate of Incorporation of the Company (Incorporated by reference from exhibit 3.1 to the Company's Registration Statement on Form S-1/A filed on February 5, 1997 (Registration No.
                 333-17267).

+3.3     --      Bylaws of the Company (Incorporated by Reference from exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

+3.4     --      First Amendment to Bylaws of the Company on September 28, 1999 (Incorporated by Reference from exhibit 3.2 to the
                 Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

+3.5     --      Second Amendment to Bylaws of the Company on May 7, 2003. (Incorporated by Reference from exhibit 3.4 to the
                 Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003).

+4.1     --      Second Amended and Restated Credit Agreement dated October 6, 2000 by and between Edge Petroleum Corporation, Edge
                 Petroleum Exploration Company and Edge Petroleum Operating Company, Inc. (collectively, the "Borrowers") and Union
                 Bank Of California, N.A., a national banking association, as Agent for itself and as lender. (Incorporated by
                 Reference from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September
                 31, 2000).

+4.2     --      Amendment No. 1 and Waiver dated as of November 11, 2001 by and among the lenders party to the Second Amended and
                 Restated Credit Agreement dated October 6, 2000 ("Lenders"), Union Bank of California, N.A., a national banking association, as agent for such Lenders, Edge Petroleum Corporation, Edge Petroleum Exploration Company, and Edge
                 Petroleum Operating Company, Inc. (collectively, the "Borrowers"), as borrowers under the Second Amended and
                 Restated Credit Agreement. (Incorporated by Reference from exhibit 4.2 to the Company's Annual Report on Form 10K for the annual period ended December 31, 2001).

+4.3     --      Amendment No. 2 dated as of May 29, 2002 by and among the lenders party to the Second Amended and Restated Credit
                 Agreement dated October 6, 2000 ("Lenders"), Union Bank of California, N.A., a national banking association, as agent for such Lenders, Edge Petroleum Corporation, Edge Petroleum Exploration Company, and Edge Petroleum
                 Operating Company, Inc. (collectively, the "Borrowers"), as borrowers under the Second Amended and Restated Credit
                 Agreement. (Incorporated by reference from exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

+4.4     --      Amendment No. 3 dated as of August 8, 2002 by and among the lenders party to the Second Amended and Restated Credit
                 Agreement dated October 6, 2000 ("Lenders"), Union Bank of California, N.A., a national banking association, as agent for such Lenders, Edge Petroleum Corporation, Edge Petroleum Exploration Company, and Edge Petroleum
                 Operating Company, Inc. (collectively, the "Borrowers"), as borrowers under the Second Amended and Restated Credit
                 Agreement. (Incorporated by reference from exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

+4.5     --      Letter Agreement dated October 31, 2000 by and between Edge Petroleum Corporation, Edge Petroleum Exploration
                 Company and Edge Petroleum Operating Company, Inc. (collectively, the "Borrowers") and Union Bank Of California,
                 N.A., a national banking association, as Agent for itself and as lender. (Incorporated by Reference from exhibit
                 4.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 31, 2000).

+4.6     --      Letter Agreement dated March 23, 2001 by and between Edge Petroleum Corporation, Edge Petroleum Exploration Company
                 and Edge Petroleum Operating Company, Inc. (collectively, the "Borrowers") and Union Bank Of California, N.A., a
                 national banking association, as Agent for itself and as lender. (Incorporated by Reference from exhibit 4.5 to the
                 Company's Annual Report on Form 10K for the annual period ended December 31, 2000).

 +4.7    --      Letter Agreement dated September 21, 2001 by and between Edge Petroleum Corporation, Edge Petroleum Exploration
                 Company and Edge Petroleum Operating Company, Inc. (collectively, the "Borrowers") and Union Bank Of California,
                 N.A., a national banking association, as Agent for itself and as lender. (Incorporated by Reference from exhibit
                 4.6 to the Company's Quarterly Report on Form 10Q for the quarterly period ended September 30, 2001).

+4.8     --      Letter Agreement dated January 18, 2002 by and between Edge Petroleum Corporation, Edge Petroleum Exploration
                 Company and Edge Petroleum Operating Company, Inc. (collectively, the "Borrowers") and Union Bank Of California,
                 N.A., a national banking association, as Agent for itself and as lender. (Incorporated by Reference from exhibit
                 4.6 to the Company's Annual Report on Form 10K for the annual period ended December 31, 2001).

+4.9     --      Letter Agreement dated August 9, 2002 by and between Edge Petroleum Corporation, Edge Petroleum Exploration Company
                 and Edge Petroleum Operating Company, Inc. (collectively, the "Borrowers") and Union Bank Of California, N.A., a
                 national banking association, as Agent for itself and as lender. (Incorporated by Reference from exhibit 4.7 to the
                 Company's Quarterly Report on Form 10Q for the quarterly period ended June 30, 2002).

+4.10    --      Common Stock Subscription Agreement dated as of April 30, 1999 between the Company and the purchasers named therein
                 (Incorporated by reference from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended
                 March 31, 1999).

*4.11    --      Amendment No. 4 dated as of April 21, 2003 by and among the lenders party to the Second Amended and Restated Credit
                 Agreement dated October 6, 2000 ("Lenders"), Union Bank of California, N.A., a national banking association, as agent for such Lenders, Edge Petroleum Corporation, Edge Petroleum Exploration Company, and Edge Petroleum
                 Operating Company, Inc. (collectively, the "Borrowers"), as borrowers under the Second Amended and Restated Credit
                 Agreement.

+4.12    --      Warrant Agreement dated as of May 6, 1999 between the Company and the Warrant holders named therein (Incorporated by reference from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31,
                 1999).

+4.13    --      Form of Warrant for the purchase of the Common Stock (Incorporated by reference from the Common Stock Subscription
                 Agreement from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999).

+10.1    --      Joint Venture Agreement between Edge Joint Venture II and Essex Royalty Limited Partnership II, dated as of May 10,
                 1994 (Incorporated by reference from exhibit 10.2 to the Company's Registration Statement on Form S-4 (Registration
                 No. 333-17269)).

+10.2    --      Joint Venture Agreement between Edge Joint Venture II and Essex Royalty Limited Partnership, dated as of April 11,
                 1992 (Incorporated by reference from exhibit 10.3 to the Company's Registration Statement on Form S-4 (Registration
                 No. 333-17269)).

+10.3    --      Amendment dated August 21, 2000 to the Joint Venture Agreement between Edge Joint Venture II and Essex Royalty
                 Limited Partnership II, dated as of May 10, 1994. (Incorporated by reference from exhibit 10.2 to the Company's
                 Annual Report on Form 10-K for the year ended December 31, 2002).

+10.4    --      Amendment dated August 21, 2000 to the Joint Venture Agreement between Edge Joint Venture II and Essex Royalty
                 Limited Partnership, dated as of April 11, 1992. (Incorporated by reference from exhibit 10.3 to the Company's
                 Annual Report on Form 10-K for the year ended December 31, 2002).

+10.5    --      Letter Agreement between Edge Petroleum Corporation and Essex Royalty Limited Partnership, dated as of July 30,
                 2002. (Incorporated by reference from exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended
                 December 31, 2002).

+10.6    --      Form of Indemnification Agreement between the Company and each of its directors (Incorporated by reference from exhibit 10.7 to the Company's Registration Statement on Form S-4 (Registration No. 333-17269)).

+10.7    --      Stock Option Plan of Edge Petroleum Corporation, a Texas corporation (Incorporated by reference from exhibit 10.13 to the Company's Registration Statement on Form S-4 (Registration No. 333-17269)).

+10.8    --      Employment Agreement dated as of November 16, 1998, by and between the Company and John W. Elias. (Incorporated by reference from 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

+10.9    --      Incentive Plan of Edge Petroleum Corporation as Amended and Restated Effective as of February 20, 2003.
                 (Incorporated by reference from exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended
                 December 31, 2002).

+10.10   --      Edge Petroleum Corporation Incentive Plan "Standard Non-Qualified Stock Option Agreement" by and between Edge
                 Petroleum Corporation and the Officers named therein. (Incorporated by reference from exhibit 10.2 to the Company's
                 Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

+10.11   --      Edge Petroleum Corporation Incentive Plan "Director Non-Qualified Stock Option Agreement" by and between Edge
                 Petroleum Corporation and the Directors named therein. (Incorporated by reference from exhibit 10.3 to the
                 Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

+10.12   --      Severance Agreements by and between Edge Petroleum Corporation and the Officers of the Company named therein
                 (Incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

+10.13   --      Form of Employee Restricted Stock Award Agreement under the Incentive Plan of Edge Petroleum Corporation
                 (Incorporated by Reference from exhibit 10.15 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1999).

+10.14   --      Edge Petroleum Corporation Amended and Restated Elias Stock Incentive Plan. (Incorporated by reference from exhibit
                 4.5 to the Company's Registration Statement on Form S-8 filed May 30, 2001 (Registration No. 333-61890)).

+10.15   --      Form of Edge Petroleum Corporation John W. Elias Non-Qualified Stock Option Agreement (Incorporated by reference from exhibit 4.6 to the Company's Registration Statement on Form S-8 filed May 30, 2001 (Registration No.
                 333-61890)).

*31.1    --      Certification by John W. Elias, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the
                 Securities Exchange Act of 1934.

*31.2    --      Certification by Michael G. Long , Chief Financial and Accounting Officer, pursuant to Rule 13a-14(a) or Rule
                 15d-14(a) under the Securities Exchange Act of 1934.

*32.1    --      Certification by John W. Elias, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*32.2    --      Certification by Michael G. Long, Chief Financial and Accounting Officer, pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

* Filed herewith.

+ Incorporated by reference as indicated.