Form 10-K/A
period 2002-12-31
EDGE PETROLEUM CORP
filed 2003-10-17
CIK 1021010

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                        COMMISSION FILE NUMBER: 0-22149

                           EDGE PETROLEUM CORPORATION
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      76-0511037
(State or other jurisdiction of incorporation                 (I.R.S. Employer
               or organization)                             Identification No.)

    1301 TRAVIS, SUITE 2000 HOUSTON, TEXAS                         77002
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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the registrant's 2003 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Amendment No. 1 on Form 10-K/A is being filed to amend the annual report on Form 10-K of Edge Petroleum Corporation (the "Company"). The purpose of this Amendment is to amend Items 1 and 2. Business and Properties for revisions to disclosures and clarification of forward-looking information and risk factors, Item 4. Submission of Matters to A Vote of Security Holders to provide clarification of experience for certain significant employees as well as ages for all significant employees, Item 6. Selected Financial Data for certain presentational changes, Part III for supplemental information and typographical errors, Part IV for typographical errors and to clarify exhibit index references, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional disclosure pertaining to recent developments and other presentational changes and Item 8. Consolidated Financial Statements for additional disclosure pertaining to recent developments and other presentational changes. Except for the foregoing, no attempt has been made in this Form 10K/A to modify or update other disclosures as presented in the original Form 10K.

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
                                      PART I
Items 1 and 2.  Business and Properties.....................................    2
Item 3.         Legal Proceedings...........................................   22
Item 4.         Submission of Matters to a Vote of Security Holders.........   23

                                     PART II
Item 5.         Market for Registrant's Common Equity and Related
                Stockholder Matters.........................................   25
Item 6.         Selected Financial Data.....................................   26
Item 7.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................   28
Item 7A.        Qualitative and Quantitative Disclosures About Market
                Risk........................................................   41
Item 8.         Financial Statements and Supplementary Data.................   41
Item 9.         Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosures...................................   41

                                     PART III
Item 10.        Directors and Executive Officers of the Registrant..........   42
Item 11.        Executive Compensation......................................   42
Item 12.        Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters..................   42
Item 13.        Certain Relationships and Related Transactions..............   43
Item 14.        Controls and Procedures.....................................   43

                                     PART IV
Item 15.        Exhibits, Financial Statement Schedules, and Reports on Form
                8-K.........................................................   43

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

BALANCE

     In 2002, 83% of our reserve growth came from our drilling activity and 17% came from acquisitions and revisions. We seek acquisitions of proven properties that typically have exploration or exploitation upside potential. We primarily seek properties in our existing core areas, or as a means to establish new core areas.

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

OIL AND NATURAL GAS RESERVES

     The following table sets forth our estimated net proved oil and natural gas reserves and the present value of estimated future pretax net cash flows related to such reserves as of December 31, 2002. We engaged Ryder Scott Company ("Ryder Scott") to estimate our net proved reserves, projected future production, estimated future net revenue attributable to our proved reserves, and the present value of such estimated future net revenue as of December 31, 2002. Ryder Scott's estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data provided by us. In estimating the reserve quantities that are economically recoverable, Ryder Scott used year-end oil and natural gas prices in effect at December 31, 2002 and estimated development and production costs that were in effect during December 2002 without giving effect to hedging activities. In accordance with requirements of the Securities and Exchange Commission (the "Commission") regulations, no price or cost escalation or reduction was considered by Ryder Scott. For further information concerning Ryder Scott's estimate of our proved reserves at December 31, 2002, see the reserve report included as an exhibit to this Annual Report on Form 10-K (the "Ryder Scott Report"). The present value of estimated future net revenues before income taxes was prepared using constant prices as of the calculation date, discounted at 10% per annum on a pretax basis, and is not intended to represent the current market value of the estimated oil and natural gas reserves owned by us. For further information concerning the present value of future net revenue from these proved reserves, see Note 14 to our consolidated financial statements. See ITEMS 1 AND
2. -- "BUSINESS AND PROPERTIES -- FORWARD LOOKING INFORMATION AND RISK
FACTORS" -- The oil and natural gas reserve data included in or incorporated by reference in this document are only estimates and may prove to be inaccurate.

                                                           PROVED RESERVES
                                             --------------------------------------------
                                             DEVELOPED(1)   UNDEVELOPED(2)      TOTAL
                                             ------------   --------------   ------------
Oil and condensate (MBbls)(3)..............         1,510            832            2,342
Natural gas (MMcf).........................        24,234         10,746           34,980
  Total MMcfe..............................        33,293         15,740           49,033
Estimated future net revenue before income
  taxes....................................  $117,476,070    $53,366,852     $170,842,922
Present value of estimated future net
  revenue before income taxes (discounted
  10% annum)(4)............................  $ 79,126,129    $36,845,746     $115,971,875

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

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
PRODUCTION:
  Oil and condensate (MBbls)...............................     120      116       97
  Natural gas liquids (MBbls)..............................     161       46       77
  Natural gas (MMcf).......................................   5,266    6,199    5,206
  Natural gas equivalent (MMcfe)...........................   6,951    7,167    6,249
AVERAGE SALES PRICE:
  Oil and condensate ($ per Bbl)(1)........................  $22.88   $23.94   $26.16
  Natural gas liquids ($ per Bbl)..........................  $10.31   $17.74   $16.37
  Natural gas ($ per Mcf)(1)...............................  $ 3.14   $ 4.23   $ 3.84
  Natural gas equivalent ($ per Mcfe)(1)...................  $ 3.01   $ 4.16   $ 3.80
AVERAGE OIL AND NATURAL GAS OPERATINGEXPENSES INCLUDING
  PRODUCTION AND ADVALOREM TAXES ($ PER MCFE)(2)...........  $ 0.55   $ 0.70   $ 0.63

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

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Acquisition Cost:
  Unproved properties...................................  $ 5,466   $ 7,052   $ 4,220
  Proved properties.....................................    1,369     5,695        --
Exploration costs.......................................    4,725    11,046     2,707
Development costs.......................................    7,927     4,823     3,766
                                                          -------   -------   -------
  Total costs incurred..................................  $19,487   $28,616   $10,693
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

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                              -------------------------------------------
                                                  2002           2001           2000
                                              ------------   ------------   -------------
                                              GROSS   NET    GROSS   NET    GROSS    NET
                                              -----   ----   -----   ----   -----   -----
EXPLORATORY:
  Productive................................    4     3.45    11     4.95    19      7.90
  Non-productive............................   --       --     3     1.16     2      1.43
                                               --     ----    --     ----    --     -----
     Total..................................    4     3.45    14     6.11    21      9.33
                                               --     ----    --     ----    --     -----
DEVELOPMENT:
  Productive................................    7     2.69     6     2.13     5      1.16
  Non-productive............................    2     0.54     2     0.96    --        --
                                               --     ----    --     ----    --     -----
     Total..................................    9     3.23     8     3.09     5      1.16
                                               --     ----    --     ----    --     -----
GRAND TOTAL.................................   13     6.68    22     9.20    26     10.49
                                               ==     ====    ==     ====    ==     =====

PRODUCTIVE WELLS

     The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2002.

                                              COMPANY-
                                              OPERATED      NON-OPERATED      TOTAL(1)
                                            -------------   -------------   -------------
                                            GROSS    NET    GROSS    NET    GROSS    NET
                                            -----   -----   -----   -----   -----   -----
Oil.......................................   11      5.34     56    12.62     67    17.96
Natural gas...............................   51     39.96     94    23.61    145    63.57
                                             --     -----    ---    -----    ---    -----
  Total...................................   62     45.30    150    36.23    212    81.53
                                             ==     =====    ===    =====    ===    =====

---------------

(1) Includes 75 gross wells shut-in (23.68 net).

ACREAGE DATA

     The following table sets forth certain information regarding our developed and undeveloped lease acreage as of December 31, 2002. Developed acres refer to acreage within producing units and undeveloped acres refer to acreage that has not been placed in producing units.

                                   DEVELOPED ACRES   UNDEVELOPED ACRES        TOTAL
                                   ---------------   -----------------   ----------------
                                   GROSS     NET      GROSS      NET      GROSS     NET
                                   ------   ------   -------   -------   -------   ------
Texas............................  62,681   22,899   11,526     4,489     74,207   27,388
Louisiana........................   3,596      790    7,977     3,230     11,573    4,020
Mississippi......................   2,660       87      184        36      2,844      123
Alabama..........................     536        3       40         1        576        4
Montana..........................      --       --   67,642    30,568     67,642   30,568
                                   ------   ------   ------    ------    -------   ------
  Total..........................  69,473   23,779   87,369    38,324    156,842   62,103
                                   ======   ======   ======    ======    =======   ======

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

                                                                               REALIZED HEDGING LOSSES
                         EFFECTIVE DATES                                   FOR THE YEAR ENDED DECEMBER 31,
                       -------------------                      MMBTU    -----------------------------------
HEDGE TYPE               BEG.      ENDING    PRICE PER MMBTU   PER DAY     2002        2001         2000
----------             --------   --------   ---------------   -------   ---------   ---------   -----------
NATURAL GAS:
  Collar.............  02/01/00   02/29/00     $2.20-$2.31      6,000    $      --   $      --   $   (70,470)
  Collar.............  03/01/00   04/30/00     $2.20-$2.50      6,000           --          --      (135,900)
  Collar.............  05/01/00   09/30/00     $2.05-$2.63      9,000           --          --    (1,342,320)
  Collar.............  01/01/01   12/31/01     $4.50-$6.70      4,000           --    (937,120)           --
  Put Option.........  04/01/02   06/30/02     $      2.65     18,000     (163,800)         --            --
  Swap...............  09/01/02   12/31/02     $      3.59      5,000     (110,550)         --            --
  Swap...............  09/01/02   12/31/02     $      3.69      5,000      (52,600)         --            --
                                                                         ---------   ---------   -----------
    Total realized losses from gas hedging activities.................   $(326,950)  $(937,120)  $(1,548,690)
                                                                         =========   =========   ===========

                                                                              REALIZED HEDGING LOSSES
                         EFFECTIVE DATES                                  FOR THE YEAR ENDED DECEMBER 31,
                       -------------------                      MMBTU    ---------------------------------
HEDGE TYPE               BEG.      ENDING    PRICE PER MMBTU   PER DAY     2002        2001        2000
----------             --------   --------   ---------------   -------   ---------   ---------   ---------
OIL:
Swap.................  01/01/00   03/31/00       $25.60           150    $      --   $      --   $ (49,999)
                       04/01/00   06/30/00       $22.87           125           --          --     (65,478)
                       07/01/00   09/30/00       $21.47            60           --          --     (55,635)
                       10/01/00   12/31/00       $20.46            50           --          --     (52,342)
                                                                         ---------   ---------   ---------
    Total realized losses from oil hedging activities.................   $      --   $      --   $(223,454)
                                                                         =========   =========   =========

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

     In February 2000, the FERC issued Order No. 637 which:

     - lifted the cost-based cap on pipeline transportation rates in the capacity release market on an experimental basis until September 30, 2002, for short-term releases of pipeline capacity of less than one year (the FERC did not renew this program),

     - permits pipelines to file for authority to charge different maximum cost-based rates for peak and off-peak periods,

     - encourages, but does not mandate, auctions for pipeline capacity,

     - requires pipelines to implement imbalance management services,

     - restricts the ability of pipelines to impose penalties for imbalances, overruns and non-compliance with operational flow orders, and

     - expands the opportunities for shippers to "segment" their capacity into multiple parts and implements a number of new pipeline reporting requirements.

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

FORWARD LOOKING INFORMATION AND RISK FACTORS

     Certain of the statements contained in all parts of this document (including the portion, if any, to which this Form 10-K is attached), including, but not limited to, those relating to our drilling plans (including scheduled and budgeted wells), the effect of changes in strategy and business discipline, future tax matters, our 3-D project portfolio, future general and administrative expenses on a per unit of production basis, changes in wells operated and reserves, future growth and expansion, future exploration, future seismic data (including timing and results), expansion of operation, our ability to generate additional prospects, review of outside generated prospects and acquisitions, additional reserves and reserve increases, enhancement of visualization and interpretation strengths, expansion and improvement of capabilities, integration of new technology into operations, credit facilities, attraction of new members to the exploration team, future compensation programs, new focus on core areas, new prospects and drilling locations, future capital expenditures (or funding thereof) and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected cash flows from operations, expectation or timing of reaching payout, outcome, effects or timing of any legal proceedings or contingencies, the number, timing or results of any wells, the plans for timing, interpretation and results of new or existing seismic surveys or seismic data, future production or reserves, future acquisition of leases, lease options or other land rights and any other statements regarding future operations, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts are forward looking statements. These forward-looking statements reflect our current view of future events and financial performance. When used in this document, the words "budgeted," "anticipate," "estimate," "expect," "may," "project," "believe," "intend," "plan," "potential" and similar expressions are intended to be among the statements that identify forward looking statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Such statements involve risks and uncertainties, including, but not limited to, those set forth below and other factors detailed in this document and our other filings with the Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

  OIL AND GAS DRILLING IS A SPECULATIVE ACTIVITY AND INVOLVES NUMEROUS RISKS AND SUBSTANTIAL AND UNCERTAIN COSTS WHICH COULD ADVERSELY AFFECT US.

     Our growth will be materially dependent upon the success of our future drilling program. Drilling for oil and gas involves numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs or crews and the delivery of equipment. Our future drilling activities may not be successful and, if unsuccessful, such failure will have an adverse effect on our future results of operations and financial condition. Our overall drilling success rate or our drilling success rate for activity within a particular geographic area may decline. We may ultimately not be able to lease or drill identified or budgeted prospects within our expected time frame, or at all. We may not be able to lease or drill a particular prospect because, in some cases, we identify a prospect or drilling location before seeking an option or lease rights in the prospect or location. Similarly, our drilling schedule may vary from our capital budget. The final determination with respect to the drilling of any scheduled or budgeted wells will be dependent on a number of factors, including (i) the results of exploration efforts and the acquisition, review and analysis of the seismic data, (ii) the availability of sufficient capital resources to us and the other participants for the drilling of the prospects,
(iii) the approval of the prospects by other participants after additional data has been compiled, (iv) economic and industry conditions at the time of drilling, including prevailing and anticipated prices for oil and natural gas and the availability of drilling rigs and crews, (v) our financial resources and results and (vi) the availability of leases and permits on reasonable terms for the prospects. These projects may not be successfully developed and the wells, if drilled, may not encounter reservoirs of commercially productive oil or natural gas. See ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- General Overview" and ITEMS 1 AND
2. -- "BUSINESS AND PROPERTIES -- CORE AREAS OF OPERATION."

  OIL AND NATURAL GAS PRICES ARE HIGHLY VOLATILE IN GENERAL AND LOW PRICES NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

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

  WE HAVE HEDGED AND MAY CONTINUE TO HEDGE A PORTION OF OUR PRODUCTION, WHICH MAY RESULT IN OUR MAKING CASH PAYMENTS OR PREVENT US FROM RECEIVING THE FULL BENEFIT OF INCREASES IN PRICES FOR OIL AND GAS.

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

  WE DEPEND ON SUCCESSFUL EXPLORATION, DEVELOPMENT AND ACQUISITIONS TO MAINTAIN RESERVES AND REVENUE IN THE FUTURE.

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

  WE ARE SUBJECT TO SUBSTANTIAL OPERATING RISKS WHICH MAY ADVERSELY AFFECT THE RESULTS OF OUR OPERATIONS.

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

  THE LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT US.

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

  OUR OPERATIONS HAVE SIGNIFICANT CAPITAL REQUIREMENTS WHICH, IF NOT MET, WILL HINDER OPERATIONS.

     We have experienced and expect to continue to experience substantial working capital needs due to our active exploration, development and acquisition programs. Additional financing may be required in the future to fund our growth. We may not be able to obtain such additional financing and financing under existing or new credit facilities may not be available in the future. In the event such capital resources are not available to us, our drilling and other activities may be curtailed. See ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources."

  GOVERNMENT REGULATION AND LIABILITY FOR ENVIRONMENTAL MATTERS MAY ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

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

  WE MAY HAVE DIFFICULTY MANAGING ANY FUTURE GROWTH AND THE RELATED DEMANDS ON OUR RESOURCES AND MAY HAVE DIFFICULTY IN ACHIEVING FUTURE GROWTH.

     We have experienced growth in the past through the expansion of our drilling program and, more recently, acquisitions. This expansion was curtailed in 1998 and 1999, but resumed in 2000 and increased in 2001 and 2002. Further expansion is anticipated in 2003 both through drilling efforts and possible acquisitions. Any future growth may place a significant strain on our financial, technical, operational and administrative resources. Our ability to grow will depend upon a number of factors, including our ability to identify and acquire new exploratory prospects, our ability to develop existing prospects, our ability to continue to retain and attract skilled personnel, the results of our drilling program and acquisition efforts, hydrocarbon prices and access to capital. We may not be successful in achieving or managing growth and any such failure could have a material adverse effect on us.

  WE FACE STRONG COMPETITION FROM LARGER OIL AND NATURAL GAS COMPANIES.

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

  THE OIL AND NATURAL GAS RESERVE DATA INCLUDED IN OR INCORPORATED BY REFERENCE IN THIS DOCUMENT ARE ESTIMATES BASED ON ASSUMPTIONS THAT MAY BE INACCURATE AND EXISTING ECONOMIC AND OPERATING CONDITIONS THAT MAY DIFFER FROM FUTURE ECONOMIC AND OPERATING CONDITIONS.

     Reservoir engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner and is based upon assumptions that may vary considerably from actual results. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material. The information regarding discounted future net cash flows included in this report should not be considered as the current market value of the estimated oil and natural gas reserves attributable to our properties. As required by the Commission, the estimated discounted future net cash flows from proved reserves are based on prices and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as the amount and timing of actual production, supply and demand for oil and natural gas, increases or decreases in consumption, and changes in governmental regulations or taxation. In addition, the 10% discount factor, which is required by Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Natural Gas Producing Activities" to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. See ITEMS 1 AND 2. -- "BUSINESS AND PROPERTIES -- Oil and Natural Gas Reserves."

  OUR CREDIT FACILITY HAS SUBSTANTIAL OPERATING RESTRICTIONS AND FINANCIAL COVENANTS AND WE MAY HAVE DIFFICULTY OBTAINING ADDITIONAL CREDIT WHICH COULD ADVERSELY AFFECT OPERATIONS.

     Over the past few years, increases in commodity prices, in proved reserve amounts and the resultant increase in estimated discounted future net revenue, has allowed us to increase our available borrowing amounts. In the future, commodity prices may decline, we may increase our borrowings or our borrowing base may be adjusted downward. Our credit facility is secured by a pledge of substantially all of our assets and has covenants that limit additional borrowings, sales of assets and the distributions of cash or properties and that prohibit the payment of dividends and the incurrence of liens. The revolving credit facility also requires that specified financial ratios be maintained. The restrictions of our credit facility and the difficulty in obtaining additional debt financing may have adverse consequences on our operations and financial results, including our ability to obtain financing for working capital, capital expenditures, our drilling program, purchases of new technology or other purposes may be impaired or such financing may be on terms unfavorable to us; we may be required to use a substantial portion of our cash flow to make debt service payments, which will reduce the funds that would otherwise be available for operations and future business opportunities; a substantial decrease in our operating cash flow or an increase in our expenses could make it difficult for us to meet debt service requirements and require us to modify operations; and we may become more vulnerable to downturns in our business or the economy generally.

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

  OUR ACQUISITION PROGRAM MAY BE UNSUCCESSFUL, PARTICULARLY IN LIGHT OF OUR LIMITED ACQUISITION EXPERIENCE.

     Because we have not typically purchased properties, we may not be in as good a position as our more experienced competitors to execute a successful acquisition program. The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other factors. Such assessments, even when performed by experienced personnel, are necessarily inexact and their accuracy inherently uncertain. Our review of subject properties will not reveal all existing or potential problems, deficiencies and capabilities. We may not always perform inspections on every well, and may not be able to observe structural and environmental problems even when we undertake an inspection. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of such problems. Any acquisition of property interests by us may not be successful and, if unsuccessful, such failure may have an adverse effect on our future results of operations and financial condition.

  WE DO NOT INTEND TO PAY DIVIDENDS AND OUR ABILITY TO PAY DIVIDENDS IS RESTRICTED.

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

  OUR RELIANCE ON THIRD PARTIES FOR GATHERING AND DISTRIBUTING COULD CURTAIL FUTURE EXPLORATION AND PRODUCTION ACTIVITIES.

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

  PROVISIONS OF DELAWARE LAW AND OUR CHARTER AND BYLAWS MAY DELAY OR PREVENT TRANSACTIONS THAT WOULD BENEFIT STOCKHOLDERS.

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

SIGNIFICANT EMPLOYEES

     MARK J. GABRISCH has served as the Vice President of Land for the Company since March 1997. From November 1994 to March 1997, he served in a similar capacity with the Company's predecessor corporation. From 1985 to October 1994, he was a landman, most recently a Senior Landman, for Shell Oil Company. Mr. Gabrisch holds a B.S. in Petroleum Land Management from the University of Houston. Mr. Gabrisch is 42 years old.

     JOHN O. HASTINGS, JR. has served as the Vice President of Exploration for the Company since March 1997 and prior thereto served in a similar capacity with the Company's predecessor corporation since February 1994. From 1984 to February 1994, he was an exploration geologist with Shell Oil Company, serving as Senior Geologist before his departure. Mr. Hastings holds a B.A. from Dartmouth in Earth Sciences and a M.S. in Geology from Texas A&M University. He is 43 years old.

     KIRSTEN A. HINK has served as Controller of the Company since December 31, 2000 and prior to that served as Assistant Controller from June 2000 to December 2000. She served as Controller of Benz Energy Inc., an oil and gas exploration company, from June 1998 to June 2000. From September 1997 to June 1998, Mrs. Hink served as a financial reporting accountant with Western Atlas, Inc. Mrs. Hink received a B.S. in Accounting from Trinity University, San Antonio, Texas. Mrs. Hink is a Certified Public Accountant in the State of Texas. She is 36 years old.

     C.W. MACLEOD has served as the Vice President Business Development and Planning for the Company since January 2002. From November 1999 to December 2001, he was Vice President Investment Banking with Raymond James and Associates, Inc. From February 1990 to October 1999, Mr. MacLeod was a principal with Kirkpatrick Energy Associates, Inc., whose principal business was merger and acquisition services, capital arrangement and analytical services for the oil and gas producing industry. Mr. MacLeod was responsible for originating corporate finance and research products for energy clients. His previous experience includes positions as an independent petroleum geologist, a manager of exploration and production for an independent oil and gas producer and geologic positions with Ladd Petroleum Corporation and Resource Sciences Corporation. Mr. MacLeod graduated from Eastern Michigan University with a B.S. in Geology and earned his M.B.A. from the University of Tulsa. Mr. MacLeod is a registered professional geologist in the state of Wyoming. He is 52 years old.

     ROBERT C. THOMAS has served as Vice President, General Counsel and Corporate Secretary since March 1997. From February 1991 to March 1997, he served in similar capacities for the Company's corporate predecessor. From 1988 to January 1991, he was associate and acting general counsel for Mesa Limited Partnership in Amarillo, Texas. Mr. Thomas holds a B.S. degree in Finance and a J.D. degree in Law from the University of Texas at Austin. He is 49 years old.

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

                                                                 COMMON
                                                              STOCK PRICES
                                                              -------------
                                                              HIGH     LOW
                                                               ($)     ($)
                                                              -----   -----
CALENDAR 2002
  First Quarter.............................................  5.84    4.77
  Second Quarter............................................  6.54    5.00
  Third Quarter.............................................  5.25    4.04
  Fourth Quarter............................................  4.27    2.80
CALENDAR 2001
  First Quarter.............................................  9.50    6.88
  Second Quarter............................................  9.45    5.50
  Third Quarter.............................................  7.10    4.05
  Fourth Quarter............................................  5.74    4.16

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data regarding the Company as of and for each of the periods indicated. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto, which follow:

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2002     2001(5)    2000(1)    1999(1)    1998(1)
                                          --------   --------   --------   --------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATIONAL DATA:
  Oil and natural gas revenue...........  $ 20,911   $ 29,811   $ 23,774   $ 14,486   $ 15,463
  Operating expenses:
     Oil and natural gas operating
       expenses including production and
       ad valorem taxes.................     3,831      5,001      3,955      3,039      3,376
     Depletion, depreciation and
       amortization.....................    10,427      9,378      7,641      8,512     10,002
     Impairment of oil and natural gas
       properties.......................        --         --         --         --     10,013
     Litigation settlement..............        --      3,547         --         --         --
     General and administrative
       expenses:
       Deferred compensation
          expense(2)....................       403       (497)     1,027        350        621
       Other general and
          administrative................     4,826      5,038      3,824      4,528      4,583
       Other charge.....................        --         --         --      1,688      2,898
                                          --------   --------   --------   --------   --------
          Total operating expenses......    19,487     22,467     16,447     18,117     31,493
                                          --------   --------   --------   --------   --------
  Operating income (loss)...............     1,424      7,344      7,327     (3,631)   (16,030)
     Interest expense, net..............      (228)      (215)      (172)      (130)       (90)
     Interest income....................        27        128         98         52        133
     Loss on sale of investment.........        --         --       (355)        --         --
                                          --------   --------   --------   --------   --------
  Income (loss) before income taxes and
     cumulative effect of accounting
     change.............................     1,223      7,257      6,898     (3,709)   (15,987)
                                          --------   --------   --------   --------   --------
     Income tax benefit (expense).......      (473)       819         --         --        983
                                          --------   --------   --------   --------   --------
  Income (loss) before cumulative effect
     of accounting change...............       750      8,076      6,898     (3,709)   (15,004)
     Cumulative effect of accounting
       change...........................        --         --         --         --      1,781
                                          --------   --------   --------   --------   --------
  Net income (loss).....................  $    750   $  8,076   $  6,898   $ (3,709)  $(13,223)
                                          ========   ========   ========   ========   ========
  Basic earnings (loss) per share: (3)
     Income (loss) before cumulative
       effect of accounting change......  $   0.08   $   0.87   $   0.75   $  (0.43)  $  (1.93)
     Cumulative effect of accounting
       change...........................        --         --         --         --       0.23
                                          --------   --------   --------   --------   --------
     Basic earnings (loss) per share....  $   0.08   $   0.87   $   0.75   $  (0.43)  $  (1.70)
                                          ========   ========   ========   ========   ========
  Diluted earnings (loss) per share: (3)
     Income (loss) before cumulative
       effect of accounting change......  $   0.08   $   0.83   $   0.74   $  (0.43)  $  (1.93)
     Cumulative effect of accounting
       change...........................        --         --         --         --       0.23
                                          --------   --------   --------   --------   --------
     Diluted earnings (loss) per
       share............................  $   0.08   $   0.83   $   0.74   $  (0.43)  $  (1.70)
                                          ========   ========   ========   ========   ========
  Basic weighted average number of
     shares outstanding(3)..............     9,384      9,281      9,183      8,680      7,759

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2002     2001(5)    2000(1)    1999(1)    1998(1)
                                          --------   --------   --------   --------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  Diluted weighted average number of
     shares outstanding(3)..............     9,606      9,728      9,330      8,680      7,759
SELECT CASH FLOW DATA:
     Net income (loss)..................  $    750   $  8,076   $  6,898   $ (3,709)  $(13,223)
     Interest expense...................       228        215        172        130         90
     Income taxes.......................       473       (819)        --         --       (983)
     Depletion, depreciation and
       amortization.....................    10,427      9,378      7,641      8,512     10,002
                                          --------   --------   --------   --------   --------
  EBITDA(4).............................    11,878     16,850     14,711      4,933     (4,114)
     Other..............................       259        (85)     1,265      1,048     10,139
     Net changes in working capital.....    (1,729)     5,386     (6,330)      (373)     5,686
                                          --------   --------   --------   --------   --------
     Net cash provided by operating
       activities.......................  $ 10,408   $ 22,151   $  9,646   $  5,608   $ 11,711
                                          ========   ========   ========   ========   ========
  Capital expenditures..................  $(19,610)  $(28,989)  $(10,718)  $(14,588)  $(34,824)
  Other investing activities............       355         --      5,323      7,329      6,835
                                          --------   --------   --------   --------   --------
  Net cash used in investing
     activities.........................  $(19,255)  $(28,989)  $ (5,395)  $ (7,259)  $(27,989)
                                          ========   ========   ========   ========   ========
  Net cash provided by (used in)
     financing activities...............  $ 10,623   $  7,383   $ (4,003)  $  1,651   $ 12,500
                                          ========   ========   ========   ========   ========

                                                              AS OF DECEMBER 31,
                                                ----------------------------------------------
                                                 2002     2001      2000      1999      1998
                                                ------   -------   -------   -------   -------
                                                                (IN THOUSANDS)
SELECT BALANCE SHEET DATA:
  Working capital surplus (deficit)...........  $3,311   $   682   $ 2,879   $(4,977)  $(8,255)
  Property and equipment, net.................  75,682    66,853    47,242    45,976    47,259
  Total assets................................  85,576    76,024    57,961    55,613    56,006
  Long-term debt, including current
     maturities...............................  20,500    10,000     3,000     6,800    12,500
  Stockholders' equity........................  58,533    58,099    50,129    42,174    36,956

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

(3) Basic and diluted earnings (loss) per share has been computed based on the net income (loss) shown above and assuming the 4,701,361 shares of Common Stock issued in connection with the Combination (as defined below in ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- "General Overview") were outstanding for all periods prior to the Combination, effective March 3, 1997.

(4) EBITDA represents income (loss) before interest expense, income taxes, depletion, and depreciation and amortization. Our management believes that EBITDA may provide additional information often used by the investment community to assess our ability to meet our future requirements for debt service, capital expenditures and working capital. EBITDA is a financial measure commonly used in the oil and natural gas industry and should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Because EBITDA excludes some, but not all, items that affect net income, this measure may vary among companies. The EBITDA data presented above may not be comparable to a similarly titled measure of other companies.

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

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review of impairment. The new standard also requires that, at a minimum, all intangible assets be aggregated and presented as a separate line item in the balance sheet. The adoption of SFAS No. 141 and 142 had no impact on our financial position or results of operations

     A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 141 requires registrants to classify the costs of mineral rights associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, we have included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 141 requires oil and gas companies to classify costs of mineral rights associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, we would be required to reclassify approximately $8.8 million and $5.5 million at December 31, 2002 and 2001, respectively, out of oil and gas properties and into a separate intangible assets line item. These costs include those to acquire contract based drilling and mineral use rights such as delay rentals, lease bonuses, commissions and brokerage fees, and other leasehold costs. Our cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full cost accounting rules, as allowed by SFAS No. 142. Further, we do not believe the classification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have any impact on our compliance with covenants under our debt agreements.

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

  STOCK-BASED COMPENSATION

     We account for stock compensation plans under the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation expense is recognized for stock options that had an exercise price equal to the market value of their underlying common stock on the date of grant. As allowed by SFAS No. 123, "Accounting for Stock Based Compensation," we have continued to apply APB Opinion No. 25 for purposes of determining net income. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amend the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

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

                                                                 2002 PERIOD COMPARED TO
                                                                       2001 PERIOD
                                           DECEMBER 31,          ------------------------
                                     -------------------------    INCREASE     % INCREASE
                                       2002(2)        2001       (DECREASE)    (DECREASE)
                                     -----------   -----------   -----------   ----------
PRODUCTION VOLUMES:
  Natural gas (Mcf)................    5,266,390     6,198,871      (932,481)     (15)%
  Oil and condensate (Bbls)........      119,527       115,728         3,799        3%
  Natural gas liquids (Bbls).......      161,301        45,701       115,600      253%
  Natural gas equivalent (Mcfe)....    6,951,357     7,167,445      (216,088)      (3)%
AVERAGE SALES PRICE:
  Natural gas ($ per Mcf)(1).......  $      3.14   $      4.23   $     (1.09)     (26)%
  Oil and condensate ($ per Bbl)...  $     22.88   $     23.94   $     (1.06)      (4)%
  Natural gas liquids ($ per
     Bbl)..........................  $     10.31   $     17.74   $     (7.43)     (42)%
  Natural gas equivalent ($ per
     Mcfe)(1)......................  $      3.01   $      4.16   $     (1.15)     (28)%
OPERATING REVENUE:
  Natural gas(1)...................  $16,513,096   $26,229,567   $(9,716,471)     (37)%
  Oil and condensate...............    2,734,491     2,770,825       (36,334)      (1)%
  Natural gas liquids..............    1,663,707       810,525       853,182      105%
                                     -----------   -----------   -----------
Total(1)...........................  $20,911,294   $29,810,917   $(8,899,623)     (30)%
                                     ===========   ===========   ===========

---------------

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

     Deferred compensation expense consists of costs reported in accordance with FASB Interpretation No. (FIN) 44, Accounting for Certain Transactions involving Stock Compensation and amortization related to restricted stock awards. A FIN 44 charge of $3,385 was incurred for the year ended December 31, 2002 compared to a credit of $(850,281) in the comparable prior year period. FIN 44 requires, among other things, a non-cash charge to compensation expense if the price of our common stock on the last trading day of a reporting period is greater than the exercise price of certain options. FIN 44 could also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of the prior period, but not below the exercise price of the options. We adjust deferred compensation expense upward or downward on a monthly basis based on the trading price at the end of each such period as necessary to comply with FIN 44. We are required to report under this rule as a result of non-qualified stock options granted to employees and directors in prior years and re-priced in May of 1999, as well as certain options newly issued in conjunction with the repricing. Amortization related to restricted stock awards granted during 2002 and 2001 totaled $399,249 and $353,371, respectively.

     Other general and administrative expenses ("G&A") for the year ended December 31, 2002, which excludes the deferred compensation expense discussed above, totaled $4.8 million, a 4% decrease from the

2001 total of $5.0 million, due primarily to bad debt expense of $525,000 reserved in 2001. In addition, 2002 salaries and benefits were seven percent lower than 2001 costs. Offsetting these lower costs were higher professional service fees (primarily legal costs and audit fees), higher officers and directors insurance costs and higher franchise taxes for 2002 compared to 2001. For the years ended December 31, 2002 and 2001, overhead reimbursement fees reduced G&A costs by $208,201 and $137,184, respectively. Other G&A on a unit of production basis for the year ended December 31, 2002 was $0.69 per Mcfe compared to $0.70 per Mcfe for the comparable 2001 period. We believe that lower lease costs for our new headquarters will have a positive impact on G&A in 2003. See Part I -- Business and Properties -- Office and Equipment.

     Included in other income (expense) was interest expense of $227,759 for the year ended December 31, 2002 compared to $214,619 in the same 2001 period. Interest expense, including facility fees, was $766,693 for the year 2002 on weighted average debt of $15.4 million compared to interest expense of $137,623 on weighted average debt of approximately $0.7 million for the same prior year period. Capitalized interest for the year ended December 2002 totaled $623,413 compared to $24,402 in the prior year. Also included in interest expense for the years ended December 31, 2002 and 2001 was $84,479 and $101,398, respectively, representing amortization of deferred loan costs associated with a new credit facility.

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

                                                                     2001 PERIOD COMPARED
                                                                        TO 2000 PERIOD
                                             DECEMBER 31,          ------------------------
                                       -------------------------    INCREASE     % INCREASE
                                          2001          2000       (DECREASE)    (DECREASE)
                                       -----------   -----------   -----------   ----------
PRODUCTION VOLUMES:
  Natural gas (Mcf)..................    6,198,871     5,206,236       992,635           19%
  Oil and condensate (Bbls)..........      115,728        96,925        18,803           19%
  Natural gas liquids (Bbls).........       45,701        76,835       (31,134)         (41)%
  Natural gas equivalent (Mcfe)......    7,167,445     6,248,796       918,649           15%
AVERAGE SALES PRICE:
  Natural gas ($ per Mcf)(1).........  $      4.23   $      3.84   $      0.39           10%
  Oil and condensate ($ per
     Bbl)(1).........................  $     23.94   $     26.16   $     (2.22)          (8)%
  Natural gas liquids ($ per Bbl)....  $     17.74   $     16.37   $      1.37            8%
  Natural gas equivalent ($ per
     Mcfe)(1)........................  $      4.16   $      3.80   $      0.36            9%
OPERATING REVENUE:
  Natural gas(1).....................  $26,229,567   $19,980,704   $ 6,248,863           31%
  Oil and condensate(1)..............    2,770,825     2,536,028       234,797            9%
  Natural gas liquids................      810,525     1,257,684      (447,159)         (36)%
                                       -----------   -----------   -----------
Total(1).............................  $29,810,917   $23,774,416   $ 6,036,501           25%
                                       -----------   -----------   -----------

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

     Deferred compensation expense consists of costs reported in accordance with FIN 44 and amortization related to restricted stock awards. A FIN 44 credit of $(850,281) was incurred for the year ended December 31, 2001 compared to a charge of $899,548 in the comparable prior year period. Amortization related to restricted stock awards granted during 2002 and 2001 totaled $353,371 and $127,946, respectively.

     Other general and administrative expenses ("G&A") for the year ended December 31, 2001, which excludes the deferred compensation expense discussed above, totaled $5.0 million, a 32% increase from the 2000 total of $3.8 million. The increase in costs was due primarily to bad debt expense of $525,000 reserved in 2001 ($225,000 of which related to purchases by an Enron affiliate), costs of $100,000 to purchase options from a former employee, higher salaries and related benefits, and higher legal and audit fees. For the years ended December 31, 2001 and 2000, overhead reimbursement fees of approximately $137,200 and $120,300, respectively, reduced G&A costs. Other G&A on a unit of production basis for the year ended December 31, 2001 was $0.70 per Mcfe ($0.62 per Mcfe excluding the bad debt expense and the purchase of options) compared to $0.61 per Mcfe for the comparable 2000 period.

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

     Due to our active exploration, development and acquisition activities, we have experienced and expect to continue to experience substantial working capital requirements. We intend to fund our 2003 capital expenditures, commitments and working capital requirements through cash flows from operations, and to the extent necessary other financing activities. The projected 2003 cash flows from operations are estimated to be sufficient to fund our budgeted exploration and development program. We believe we will be able to generate capital resources and liquidity sufficient to fund our capital expenditures and meet such financial obligations as they come due. In the event such capital resources are not available to us, our drilling and other activities may be curtailed. See ITEMS 1 AND 2. -- "BUSINESS AND PROPERTIES -- FORWARD LOOKING INFORMATION AND RISK FACTORS -- Our operations have significant capital requirements."

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

     CONTRACTUAL CASH OBLIGATIONS

     The following table summarizes our contractual cash obligations as of December 31, 2002 by payment due date:

                                                  LESS THAN                            AFTER
                                         TOTAL     1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS
                                        -------   ---------   ---------   ---------   -------
                                                           (IN THOUSANDS)
Long-term debt........................  $20,500     $ --       $20,500      $ --      $   --
Operating leases......................    4,257      238         1,249       818       1,952
                                        -------     ----       -------      ----      ------
Total contractual cash obligations....  $24,757     $238       $21,749      $818      $1,952
                                        =======     ====       =======      ====      ======

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

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions -- an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9". SFAS No. 147 provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. The provisions of SFAS No. 147 are effective for acquisitions occurring or after October 1, 2002. We did not participate in any applicable activities as of and for the period ending December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", an amendment of FASB Statement No. 123, "Accounting for Stock Based Compensation," ("SFAS No. 123"), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. As allowed by SFAS No. 123, we have continued to apply APB Opinion No. 25 for purposes of determining net income and to present the pro forma disclosure required by SFAS No. 123.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors and executive officers required under
ITEM 10 is contained within the definitive Proxy Statement for the Company's 2003 Annual Meeting of Shareholders (the "Proxy Statement") under the headings "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" and is incorporated herein by reference. The Proxy Statement was filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 2002. Pursuant to Item 401(b) of Regulation S-K certain of the information required by this item with respect to executive officers of the Company is set forth in Part I of this report. In addition, we are providing the following supplemental information.

     Thurmon M. Andress has served as a director of the Company since his appointment to the Board in November 2002. For the past five years he has been the president of Andress Oil & Gas Company, a private company located in Houston, Texas, engaged in the business of oil and gas exploration and development. He also serves as the managing director-Houston of Breitborn Energy Company LLC, a private company headquartered in Los Angeles, California, engaged in oil and gas production with operations primarily in California. Mr. Andress has over 40 years of experience in the oil and gas industry. He is the chairman of the Compensation Committee. He is 69 years old.

     John Sfondrini has served as a director of the Company since December 1996 and prior to that as director of the Company's corporate predecessors from 1986, when he arranged for the capitalization of a predecessor partnership. For more than five years, he has been self-employed as a consultant that assists his clients in raising and investing private capital for growth-oriented companies in multiple industry segments, including oil and gas. Mr. Sfondrini is a member of the Compensation Committee of the Board. He is 54 years old.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by ITEM 11 is contained in the Proxy Statement under the headings "Executive Compensation", "Summary Compensation Table", "Options/SAR Grants", "Option/SAR Exercises and 2002 Year-End Option/SAR Values", "401(k) Employee Savings Plan", "Employment Agreements and Change of Control Agreements", "Compensation Committee Interlocks and Insider Participation", "Performance Graph" and "Compensation Committee Report on Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by ITEM 12 is contained in the Proxy Statement under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by ITEM 13 is contained in the Proxy Statement under the heading "Certain Transactions" and is incorporated herein by reference. In addition, we are providing the following supplemental information.

     The transactions disclosed under the caption "Certain Transactions" in the Company's Proxy Statement were carried out on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties in arm's length negotiations, however, because the transactions were with affiliates, it is possible that the Company would have obtained different terms from a truly unaffiliated third-party.

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

          3. Exhibits: The following documents are filed as exhibits to this report.

     2.1       --    Amended and Restated Combination Agreement by and among (i)
                     Edge Group II Limited Partnership, (ii) Gulfedge Limited
                     Partnership, (iii) Edge Group Partnership, (iv) Edge
                     Petroleum Corporation, (v) Edge Mergeco, Inc. and (vi) the
                     Company, dated as of January 13, 1997 (Incorporated by
                     reference from exhibit 2.1 to the Company's Registration
                     Statement on Form S-4 (Registration No. 333-17269)).
     3.1       --    Restated Certificate of Incorporation of the Company
                     (Incorporated by reference from exhibit 3.1 to the Company's
                     Registration Statement on Form S-1/A filed on February 5,
                     1997 (Registration No. 333-17267)).
     3.1A      --    Certificate of Amendment to the Restated Certificate of
                     Incorporation of the Company (Incorporated by reference from exhibit 3.1 to the Company's Registration Statement on Form
                     S-1/A filed on February 5, 1997 (Registration No.
                     333-17267)).
     3.2       --    Bylaws of the Company (Incorporated by Reference from
                     exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).
     3.3       --    First Amendment to Bylaws of the Company on September 28,
                     1999 (Incorporated by Reference from exhibit 3.2 to the
                     Company's Quarterly Report on Form 10-Q for the quarterly
                     period ended September 30, 1999).

     4.1       --    Second Amended and Restated Credit Agreement dated October
                     6, 2000 by and between Edge Petroleum Corporation, Edge
                     Petroleum Exploration Company and Edge Petroleum Operating
                     Company, Inc. (collectively, the "Borrowers") and Union Bank
                     Of California, N.A., a national banking association, as
                     Agent for itself and as lender. (Incorporated by Reference from exhibit 4.5 to the Company's Quarterly Report on Form
                     10-Q for the quarterly period ended September 31, 2000).
     4.2       --    Amendment No. 1 and Waiver dated as of November 11, 2001 by and among the lenders party to the Second Amended and
                     Restated Credit Agreement dated October 6, 2000 ("Lenders"),
                     Union Bank of California, N.A., a national banking
                     association, as agent for such Lenders, Edge Petroleum
                     Corporation, Edge Petroleum Exploration Company, and Edge
                     Petroleum Operating Company, Inc. (collectively, the
                     "Borrowers"), as borrowers under the Second Amended and
                     Restated Credit Agreement. (Incorporated by Reference from exhibit 4.2 to the Company's Annual Report on Form 10K for the annual period ended December 31, 2001).
    +4.3       --    Amendment No. 2 dated as of May 29, 2002 by and among the
                     lenders party to the Second Amended and Restated Credit
                     Agreement dated October 6, 2000 ("Lenders"), Union Bank of
                     California, N.A., a national banking association, as agent for such Lenders, Edge Petroleum Corporation, Edge Petroleum
                     Exploration Company, and Edge Petroleum Operating Company,
                     Inc. (collectively, the "Borrowers"), as borrowers under the
                     Second Amended and Restated Credit Agreement.
    +4.4       --    Amendment No. 3 dated as of August 8, 2002 by and among the lenders party to the Second Amended and Restated Credit
                     Agreement dated October 6, 2000 ("Lenders"), Union Bank of
                     California, N.A., a national banking association, as agent for such Lenders, Edge Petroleum Corporation, Edge Petroleum
                     Exploration Company, and Edge Petroleum Operating Company,
                     Inc. (collectively, the "Borrowers"), as borrowers under the
                     Second Amended and Restated Credit Agreement.
     4.5       --    Letter Agreement dated October 31, 2000 by and between Edge
                     Petroleum Corporation, Edge Petroleum Exploration Company
                     and Edge Petroleum Operating Company, Inc. (collectively,
                     the "Borrowers") and Union Bank Of California, N.A., a
                     national banking association, as Agent for itself and as
                     lender. (Incorporated by Reference from exhibit 4.6 to the
                     Company's Quarterly Report on Form 10-Q for the quarterly
                     period ended September 31, 2000).
     4.6       --    Letter Agreement dated March 23, 2001 by and between Edge
                     Petroleum Corporation, Edge Petroleum Exploration Company
                     and Edge Petroleum Operating Company, Inc. (collectively,
                     the "Borrowers") and Union Bank Of California, N.A., a
                     national banking association, as Agent for itself and as
                     lender. (Incorporated by Reference from exhibit 4.5 to the
                     Company's Annual Report on Form 10K for the annual period
                     ended December 31, 2000).
     4.7       --    Letter Agreement dated September 21, 2001 by and between
                     Edge Petroleum Corporation, Edge Petroleum Exploration
                     Company and Edge Petroleum Operating Company, Inc.
                     (collectively, the "Borrowers") and Union Bank Of
                     California, N.A., a national banking association, as Agent for itself and as lender. (Incorporated by Reference from
                     exhibit 4.6 to the Company's Quarterly Report on Form 10Q
                     for the quarterly period ended September 30, 2001).
     4.8       --    Letter Agreement dated January 18, 2002 by and between Edge
                     Petroleum Corporation, Edge Petroleum Exploration Company
                     and Edge Petroleum Operating Company, Inc. (collectively,
                     the "Borrowers") and Union Bank Of California, N.A., a
                     national banking association, as Agent for itself and as
                     lender. (Incorporated by Reference from exhibit 4.6 to the
                     Company's Annual Report on Form 10K for the annual period
                     ended December 31, 2001).
     4.9       --    Letter Agreement dated August 9, 2002 by and between Edge
                     Petroleum Corporation, Edge Petroleum Exploration Company
                     and Edge Petroleum Operating Company, Inc. (collectively,
                     the "Borrowers") and Union Bank Of California, N.A., a
                     national banking association, as Agent for itself and as
                     lender. (Incorporated by Reference from exhibit 4.7 to the
                     Company's Quarterly Report on Form 10Q for the quarterly
                     period ended June 30, 2002).
     4.10      --    Common Stock Subscription Agreement dated as of April 30,
                     1999 between the Company and the purchasers named therein
                     (Incorporated by reference from exhibit 4.5 to the Company's
                     Quarterly Report on Form 10-Q/A for the quarter ended March
                     31, 1999).
     4.11      --    Warrant Agreement dated as of May 6, 1999 between the
                     Company and the Warrant holders named therein (Incorporated by reference from exhibit 4.5 to the Company's Quarterly
                     Report on Form 10-Q/A for the quarter ended March 31, 1999).

     4.12      --    Form of Warrant for the purchase of the Common Stock
                     (Incorporated by reference from the Common Stock
                     Subscription Agreement from exhibit 4.5 to the Company's
                     Quarterly Report on Form 10-Q/A for the quarter ended March
                     31, 1999).
    10.1       --    Joint Venture Agreement between Edge Joint Venture II and
                     Essex Royalty Limited Partnership II, dated as of May 10,
                     1994 (Incorporated by reference from exhibit 10.2 to the
                     Company's Registration Statement on Form S-4 (Registration
                     No. 333-17269)).
    10.2       --    Joint Venture Agreement between Edge Joint Venture II and
                     Essex Royalty Limited Partnership, dated as of April 11,
                     1992 (Incorporated by reference from exhibit 10.3 to the
                     Company's Registration Statement on Form S-4 (Registration
                     No. 333-17269)).
   +10.3       --    Amendment dated August 21, 2000 to the Joint Venture
                     Agreement between Edge Joint Venture II and Essex Royalty
                     Limited Partnership II, dated as of May 10, 1994.
   +10.4       --    Amendment dated August 21, 2000 to the Joint Venture
                     Agreement between Edge Joint Venture II and Essex Royalty
                     Limited Partnership, dated as of April 11, 1992.
   +10.5       --    Letter Agreement between Edge Petroleum Corporation and
                     Essex Royalty Limited Partnership, dated as of July 30,
                     2002.
    10.6       --    Form of Indemnification Agreement between the Company and
                     each of its directors (Incorporated by reference from
                     exhibit 10.7 to the Company's Registration Statement on Form
                     S-4 (Registration No. 333-17269)).
    10.7       --    Stock Option Plan of Edge Petroleum Corporation, a Texas
                     corporation (Incorporated by reference from exhibit 10.13 to the Company's Registration Statement on Form S-4
                     (Registration No. 333-17269)).
    10.8       --    Employment Agreement dated as of November 16, 1998, by and between the Company and John W. Elias. (Incorporated by
                     reference from 10.12 to the Company's Annual Report on Form
                     10-K for the year ended December 31, 1998).
   +10.9       --    Incentive Plan of Edge Petroleum Corporation as Amended and
                     Restated Effective as of February 20, 2003.
    10.10      --    Edge Petroleum Corporation Incentive Plan "Standard
                     Non-Qualified Stock Option Agreement" by and between Edge
                     Petroleum Corporation and the Officers named therein.
                     (Incorporated by reference from exhibit 10.2 to the
                     Company's Quarterly Report on Form 10-Q for the quarterly
                     period ended September 30, 1999).
    10.11      --    Edge Petroleum Corporation Incentive Plan "Director
                     Non-Qualified Stock Option Agreement" by and between Edge
                     Petroleum Corporation and the Directors named therein.
                     (Incorporated by reference from exhibit 10.3 to the
                     Company's Quarterly Report on Form 10-Q for the quarterly
                     period ended September 30, 1999).
    10.12      --    Form of Employee Restricted Stock Award Agreement under the
                     Incentive Plan of Edge Petroleum Corporation (Incorporated
                     by Reference from exhibit 10.15 to the Company's Quarterly
                     Report on Form 10-Q/A for the quarterly period ended March
                     31, 1999).
    10.13      --    Edge Petroleum Corporation Amended and Restated Elias Stock
                     Incentive Plan. (Incorporated by reference from exhibit 4.5 to the Company's Registration Statement on Form S-8 filed
                     May 30, 2001 (Registration No. 333-61890)).
    10.14      --    Form of Edge Petroleum Corporation John W. Elias
                     Non-Qualified Stock Option Agreement (Incorporated by
                     reference from exhibit 4.6 to the Company's Registration
                     Statement on Form S-8 filed May 30, 2001 (Registration No.
                     333-61890)).
   +21.1       --    Subsidiaries of the Company.
   *23.1       --    Consent of KPMG LLP, independent auditors.
   *23.2       --    Consent of Deloitte & Touche LLP.
   *23.3       --    Consent of Ryder Scott Company.
   *31.1       --    Certification by John W. Elias, Chief Executive Officer,
                     pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the
                     Securities Exchange Act of 1934.
   *31.2       --    Certification by Michael G. Long , Chief Financial and
                     Accounting Officer, pursuant to Rule 13a-14(a) or Rule
                     15d-14(a) under the Securities Exchange Act of 1934.

   *32.1       --    Certification by John W. Elias, Chief Executive Officer,
                     pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                     (Subsections (a) and (b) of Section 1350, Chapter 63 of
                     Title 18, United States Code).
   *32.2       --    Certification by Michael G. Long, Chief Financial and
                     Accounting Officer, pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of
                     Section 1350, Chapter 63 of Title 18, United States Code).
   +99.1       --    Summary of Reserve Report of Ryder Scott Company Petroleum
                     Engineers as of December 31, 2002.

---------------

* Filed herewith.

+ Previously filed.

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


          /s/ JOHN W. ELIAS                 Chief Executive Officer and      October 17, 2003
--------------------------------------   Chairman of the Board (Principal
            John W. Elias                       Executive Officer)


         /s/ MICHAEL G. LONG              Senior Vice President and Chief    October 17, 2003
--------------------------------------     Financial Officer (Principal
           Michael G. Long                    Financial and Principal
                                                Accounting Officer)


         /s/ THURMON ANDRESS                         Director                October 17, 2003
--------------------------------------
           Thurmon Andress


         /s/ VINCENT ANDREWS                         Director                October 17, 2003
--------------------------------------
           Vincent Andrews


        /s/ JOSEPH R. MUSOLINO                       Director                October 17, 2003
--------------------------------------
          Joseph R. Musolino


        /s/ STANLEY S. RAPHAEL                       Director                October 17, 2003
--------------------------------------
          Stanley S. Raphael


          /s/ JOHN SFONDRINI                         Director                October 17, 2003
--------------------------------------
            John Sfondrini


         /s/ ROBERT W. SHOWER                        Director                October 17, 2003
--------------------------------------
           Robert W. Shower


          /s/ DAVID F. WORK                          Director                October 17, 2003
--------------------------------------
            David F. Work

                           EDGE PETROLEUM CORPORATION

    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS
Audited Financial Statements:
Independent Auditors' Report -- 2002 and 2001...............   F-2
Independent Auditors' Report -- 2000........................   F-3
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................   F-4
Consolidated Statements of Operations for the Years Ended
  December 31, 2002, 2001 and 2000..........................   F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2002, 2001 and 2000..........................   F-6
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2002, 2001 and 2000..............   F-7
Notes to Consolidated Financial Statements..................   F-8
Unaudited Information:
  Supplementary Information to Consolidated Financial
     Statements.............................................  F-26
CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
Independent Auditors' Report on Consolidated Financial
  Statement Schedule........................................  F-32
Schedule II -- Valuation and Qualifying Accounts and
  Reserves..................................................  F-33

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

                                          KPMG LLP

Houston, Texas
March 14, 2003, except as to Note 14 which is as of August 28, 2003

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

                                               /s/ DELOITTE & TOUCHE LLP

March 19, 2001

                           EDGE PETROLEUM CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2002          2001
                                                              -----------   -----------
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 2,568,176   $   793,287
  Accounts receivable, trade, net of allowance of $525,248
     as of December 31, 2002 and 2001.......................    5,617,648     6,309,637
  Accounts receivable, joint interest owners, net of
     allowance of $82,000 and $163,000 as of December 31,
     2002 and 2001, respectively............................      403,446       517,001
  Current deferred tax asset................................      832,343       337,580
  Other current assets......................................      430,930       649,566
                                                              -----------   -----------
     Total current assets...................................    9,852,543     8,607,071
PROPERTY AND EQUIPMENT, Net -- full cost method of
  accounting for oil and natural gas properties.............   75,681,772    66,853,094
DEFERRED TAX ASSET..........................................       41,338       556,317
OTHER ASSETS................................................           --         7,788
                                                              -----------   -----------
TOTAL ASSETS................................................  $85,575,653   $76,024,270
                                                              ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade...................................  $ 1,533,972   $ 1,412,451
  Accrued liabilities.......................................    3,586,843     6,512,555
  Derivative financial instrument...........................    1,293,840            --
  Accrued interest payable..................................      127,698            --
                                                              -----------   -----------
     Total current liabilities..............................    6,542,353     7,925,006
LONG-TERM DEBT..............................................   20,500,000    10,000,000
                                                              -----------   -----------
     Total liabilities......................................   27,042,353    17,925,006
                                                              -----------   -----------
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value; 5,000,000 shares
     authorized; none issued and outstanding................           --            --
  Common stock, $0.01 par value; 25,000,000 shares
     authorized; 9,416,254 and 9,305,079 shares issued and
     outstanding at December 31, 2002 and 2001,
     respectively...........................................       94,163        93,051
  Additional paid-in capital................................   56,663,626    56,139,451
  Retained earnings.........................................    2,616,507     1,866,762
  Accumulated other comprehensive loss......................     (840,996)           --
                                                              -----------   -----------
     Total stockholders' equity.............................   58,533,300    58,099,264
                                                              -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $85,575,653   $76,024,270
                                                              ===========   ===========

        See accompanying notes to the consolidated financial statements.

                           EDGE PETROLEUM CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2002          2001          2000
                                                        -----------   -----------   -----------
OIL AND NATURAL GAS REVENUE...........................  $20,911,294   $29,810,917   $23,774,416
OPERATING EXPENSES:
  Oil and natural gas operating expenses including
     production and ad valorem taxes..................    3,831,590     5,000,666     3,954,938
  Depletion, depreciation and amortization............   10,426,667     9,377,974     7,640,778
  Litigation settlement...............................           --     3,546,645            --
  General and administrative expenses:
     Deferred compensation expense -- repriced
       options........................................        3,385      (850,281)      899,548
     Deferred compensation expense -- restricted
       stock..........................................      399,249       353,371       127,946
     Other general and administrative.................    4,826,793     5,038,050     3,824,385
                                                        -----------   -----------   -----------
       Total operating expenses.......................   19,487,684    22,466,425    16,447,595
                                                        -----------   -----------   -----------
OPERATING INCOME......................................    1,423,610     7,344,492     7,326,821
OTHER INCOME AND (EXPENSE):
  Interest expense, net of amounts capitalized........     (227,759)     (214,619)     (171,783)
  Interest income.....................................       26,954       127,717        97,860
  Loss on sale of investment in Frontera..............           --            --      (354,733)
                                                        -----------   -----------   -----------
INCOME BEFORE INCOME TAXES............................    1,222,805     7,257,590     6,898,165
INCOME TAX BENEFIT (EXPENSE)..........................     (473,060)      818,897            --
                                                        -----------   -----------   -----------
NET INCOME............................................      749,745     8,076,487     6,898,165
OTHER COMPREHENSIVE INCOME:
  Cumulative effect transition adjustment.............           --    (1,137,221)           --
  Realization of hedging losses.......................           --       937,120            --
  Change in fair value of hedging instruments.........     (840,996)      200,101            --
                                                        -----------   -----------   -----------
     Other comprehensive income (loss)................     (840,996)           --            --
                                                        -----------   -----------   -----------
COMPREHENSIVE INCOME (LOSS)...........................  $   (91,251)  $ 8,076,487   $ 6,898,165
                                                        ===========   ===========   ===========
EARNINGS PER SHARE:
  Basic earnings per share............................  $      0.08   $      0.87   $      0.75
                                                        ===========   ===========   ===========
  Diluted earnings per share..........................  $      0.08   $      0.83   $      0.74
                                                        ===========   ===========   ===========
BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING.........................................    9,384,097     9,280,605     9,182,737
                                                        ===========   ===========   ===========
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING.........................................    9,605,571     9,728,228     9,330,049
                                                        ===========   ===========   ===========

        See accompanying notes to the consolidated financial statements.

                           EDGE PETROLEUM CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         2002           2001           2000
                                                     ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................  $    749,745   $  8,076,487   $  6,898,165
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depletion, depreciation and amortization......    10,426,667      9,377,974      7,640,778
     Amortization of deferred loan costs...........        84,479        101,398         24,720
     Deferred tax provision (benefit)..............       473,060       (818,897)            --
     Non-cash compensation expense.................       402,634       (496,910)     1,057,494
     Bad debt expense..............................            --        525,248             --
     Loss on sale of investment in Frontera........            --             --        354,733
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable,
       trade.......................................       691,989      2,742,218     (5,214,033)
     Decrease in accounts receivable, joint
       interest owners.............................       113,555         69,933        650,572
     (Increase) decrease in other assets...........       141,945       (519,322)        40,791
     Increase (decrease) in accounts payable,
       trade.......................................       121,521        135,011        (13,904)
     Increase (decrease) in accrued interest
       payable.....................................       127,698        (50,385)        34,016
     Increase (decrease) in accrued liabilities....    (2,925,712)     3,008,458     (1,827,745)
                                                     ------------   ------------   ------------
       Net cash provided by operating activities...    10,407,581     22,151,213      9,645,587
                                                     ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of prospects, property and equipment....   (19,609,639)   (28,988,659)   (10,717,839)
  Proceeds from the sale of prospects and oil and
     natural gas properties........................       354,294             --      1,810,659
  Proceeds from the sale of our investment in
     Frontera, net.................................            --             --      3,512,500
                                                     ------------   ------------   ------------
       Net cash used in investing activities.......   (19,255,345)   (28,988,659)    (5,394,680)
                                                     ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from long-term debt...................    11,000,000     11,000,000      5,350,000
  Payments on long-term debt.......................      (500,000)    (4,000,000)    (9,150,000)
  Net proceeds from issuance of common stock.......       122,653        390,421             --
  Loan costs.......................................            --         (7,669)      (202,926)
                                                     ------------   ------------   ------------
       Net cash provided by (used in) financing
          activities...............................    10,622,653      7,382,752     (4,002,926)
                                                     ------------   ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS..........     1,774,889        545,306        247,981
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.......       793,287        247,981             --
                                                     ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR.............  $  2,568,176   $    793,287   $    247,981
                                                     ============   ============   ============

        See accompanying notes to the consolidated financial statements.

                           EDGE PETROLEUM CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                   ACCUMULATED       UNEARNED
                                                     ADDITIONAL      RETAINED         OTHER       COMPENSATION --       TOTAL
                                                       PAID-IN       EARNINGS     COMPREHENSIVE     RESTRICTED      STOCKHOLDERS'
                                SHARES     AMOUNT      CAPITAL      (DEFICIT)     INCOME (LOSS)        STOCK           EQUITY
                               ---------   -------   -----------   ------------   -------------   ---------------   -------------
BALANCE, DECEMBER 31, 1999...  9,182,023   $91,820   $55,223,901   $(13,107,890)   $        --       $(34,224)       $42,173,607
  Forfeitures of restricted
    common stock.............     (5,600)      (56)      (11,472)            --             --         11,528                 --
  Issuance of common stock...      9,648        97        29,903             --             --             --             30,000
  Deferred compensation
    expense -- restricted
    stock....................         --        --       105,250             --             --         22,696            127,946
  Deferred compensation
    expense -- repriced
    options..................         --        --       899,548             --             --             --            899,548
  Net income.................         --        --            --      6,898,165             --             --          6,898,165
                               ---------   -------   -----------   ------------    -----------       --------        -----------
BALANCE, DECEMBER 31, 2000...  9,186,071    91,861    56,247,130     (6,209,725)            --             --         50,129,266
  Issuance of common stock...    119,008     1,190       389,231             --             --             --            390,421
    Deferred compensation
      expense -- restricted
      stock..................         --        --       353,371             --             --             --            353,371
  Deferred compensation
    expense -- repriced
    options..................         --        --      (850,281)            --             --             --           (850,281)
  Transition adjustment......         --        --            --             --     (1,137,221)            --         (1,137,221)
  Realization of hedging
    loss.....................         --        --            --             --        937,120             --            937,120
  Change in valuation of
    hedging instruments......         --        --            --             --        200,101             --            200,101
  Net income.................         --        --            --      8,076,487             --             --          8,076,487
                               ---------   -------   -----------   ------------    -----------       --------        -----------
BALANCE, DECEMBER 31, 2001...  9,305,079    93,051    56,139,451      1,866,762             --             --         58,099,264
  Issuance of common stock...    111,175     1,112       121,541             --             --             --            122,653
    Deferred compensation
      expense -- restricted
      stock..................         --        --       399,249             --             --             --            399,249
  Deferred compensation
    expense -- repriced
    options..................         --        --         3,385             --             --             --              3,385
  Change in valuation of
    hedging instruments......         --        --            --             --       (840,996)            --           (840,996)
  Net income.................         --        --            --        749,745             --             --            749,745
                               ---------   -------   -----------   ------------    -----------       --------        -----------
BALANCE, DECEMBER 31, 2002...  9,416,254   $94,163   $56,663,626   $  2,616,507    $  (840,996)      $     --        $58,533,300
                               =========   =======   ===========   ============    ===========       ========        ===========

        See accompanying notes to the consolidated financial statements.

                           EDGE PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

     GENERAL -- Edge Petroleum Corporation (the "Company") was organized as a Delaware corporation in August 1996 in connection with its initial public offering and the related combination of certain entities that held interests in Edge Joint Venture II (the "Joint Venture") and certain other oil and natural gas properties; herein referred to as the "Combination". In a series of combination transactions the Company issued an aggregate of 4,701,361 shares of common stock and received in exchange 100% of the ownership interests in the Joint Venture and certain other oil and natural gas properties. In March 1997, and contemporaneously with the Combination, the Company completed the initial public offering of 2,760,000 shares of its common stock (the "Offering") generating proceeds of approximately $40 million, net of expenses.

     NATURE OF OPERATIONS -- The Company is an independent energy company engaged in the exploration, development, acquisition and production of oil and natural gas. The Company's resources and assets are managed and its results are reported as one operating segment. The Company conducts its operations primarily along the onshore United States Gulf Coast, with its primary emphasis in South Texas and Louisiana. During 2001, the Company added a new focus area in the northern Rocky Mountains that it expects to become a core area in 2003. The Company currently controls interests in almost 160,000 gross acres held under lease or option. In its exploration efforts the Company emphasizes an integrated geologic interpretation method incorporating 3-D seismic technology and advanced visualization and data analysis techniques utilizing state-of-the-art computer hardware and software.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of all majority owned subsidiaries of the Company, including Edge Petroleum Operating Company Inc., and Edge Petroleum Exploration Company, which are 100% owned subsidiaries of the Company. All intercompany transactions have been eliminated in consolidation.

     REVENUE RECOGNITION -- The Company recognizes oil and natural gas revenue from its interests in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by the Company is not significantly different from the Company's share of production.

     OIL AND NATURAL GAS PROPERTIES -- Investments in oil and natural gas properties are accounted for using the full cost method of accounting. All costs associated with the exploration, development and acquisition of oil and natural gas properties, including salaries, benefits and other internal costs directly attributable to these activities, are capitalized within a cost center. The Company's oil and natural gas properties are located within the United States of America, which constitutes one cost center. The Company capitalized $1.5 million, $1.6 million, and $1.3 million of these internal costs in 2002, 2001 and 2000, respectively. Interest costs related to unproved properties are also capitalized to unproved oil and gas properties. The Company capitalized $623,400, $24,400, and $399,300 of these costs in 2002, 2001 and 2000, respectively.

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

                           EDGE PETROLEUM CORPORATION

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

     INCOME TAXES -- The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 -- "Accounting for Income Taxes," which provides for an asset and liability approach for accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases (see Note 7).

     STATEMENTS OF CASH FLOWS -- The consolidated statements of cash flows are presented using the indirect method and consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

     INVESTMENT IN FRONTERA -- The Company sold its cost basis investment in Frontera Resources Corporation in June 2000 for proceeds of $3.6 million and paid related fees of $87,500 resulting in a loss on the sale of investment of $354,733.

     STOCK-BASED COMPENSATION -- The Company accounts for stock compensation plans under the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation expense is recognized for stock options that had an exercise price equal to the market value of their underlying common stock on the date of grant. As allowed by SFAS No. 123, "Accounting for Stock Based Compensation," the Company has continued to apply APB Opinion No. 25 for purposes of determining net income. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

     Had compensation expense for stock-based compensation been determined based on the fair value at the date of grant, our net income, earnings available to common stockholders and earnings per share would have

                           EDGE PETROLEUM CORPORATION
been reduced and the stock-based compensation cost would have been increased to the pro forma amounts indicated below:

                                                         YEAR ENDED DECEMBER 31,
                                                    ----------------------------------
                                                      2002        2001         2000
                                                    --------   ----------   ----------
Net income as reported............................  $749,745   $8,076,487   $6,898,165
  Add:
     Stock based employee compensation expense
       included in reported net income, net of
       related income tax.........................     2,075     (899,104)     899,548
  Deduct:
     Total stock based employee compensation
       expense determined under fair value based
       method for all awards, net of related
       income tax.................................  (261,927)    (594,129)    (584,316)
                                                    --------   ----------   ----------
Pro Forma Net Income..............................  $489,893   $6,583,254   $7,213,397
                                                    ========   ==========   ==========
Earnings Per Share
     Basic -- as reported.........................  $   0.08   $     0.87   $     0.75
     Basic -- pro forma...........................      0.05         0.71         0.79
     Diluted -- as reported.......................  $   0.08   $     0.83   $     0.74
     Diluted -- pro forma.........................      0.05         0.68         0.77

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

     The Company is also subject to reporting requirements of Financial Accounting Standards Board ("FASB") Interpretation No. (FIN) 44, Accounting for Certain Transactions involving Stock Compensation that requires a non-cash charge to deferred compensation expense if the market price of the Company's common stock at the end of a reporting period is greater than the exercise price of certain stock options. After the first such adjustment is made, each subsequent period is adjusted upward or downward to the extent that the market price exceeds the exercise price of the options. The charge is related to non-qualified stock options granted to employees and directors in prior years and re-priced in May 1999, as well as certain options newly issued in conjunction with the repricing (see Note 9).

     EARNINGS PER SHARE -- The Company accounts for its earnings per share in accordance with SFAS No. 128 -- "Earnings per Share," which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method (See Note 9).

     FINANCIAL INSTRUMENTS -- The Company's financial instruments consist of cash, receivables, payables, long-term debt and oil and natural gas commodity hedges. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of long-term debt as of December 31, 2002 and 2001 approximates fair value because the interest rates are variable and reflective of market rates. The fair value of outstanding commodity sales price hedges was approximately $(1.3) million at December 31, 2002. No hedges were outstanding at December 31, 2001.

                           EDGE PETROLEUM CORPORATION

     DERIVATIVES AND HEDGING ACTIVITIES -- Due to the instability of oil and natural gas prices, the Company has entered into, from time to time, price risk management transactions (e.g., swaps, collars and floors) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits the Company's ability to benefit from increases in the price of oil and natural gas, it also reduces the Company's potential exposure to adverse price movements. The Company's hedging arrangements, to the extent it enters into any, apply to only a portion of its production and provide only partial price protection against declines in oil and natural gas prices and limits the Company's potential gains from future increases in prices. The Company's Board of Directors sets all of the Company's hedging policies, including volumes, types of instruments and counterparties, on a quarterly basis. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation and concurrence by the President and Chairman of the Board. The Company accounts for these transactions as hedging activities and, accordingly, realized gains and losses are included in oil and natural gas revenue during the period the hedged transactions occur (see Note 5).

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

                           EDGE PETROLEUM CORPORATION

     Comprehensive Income -- The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In accordance with the provisions of SFAS No. 130, the Company has presented the components of comprehensive income below the total for net income on the face of the Consolidated Statements of Operation. As of December 31, 2002, the Company had an unrealized loss from derivative hedging instruments of $(840,996) that was deducted from net income to arrive at comprehensive loss of $(91,251). For the years ended December 31, 2001 and 2000, there were no adjustments to net income in deriving comprehensive income. The components of other comprehensive income consist of unrealized and realized gain (loss) on cash flow hedges, net.

     Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

     Significant estimates include volumes of oil and gas reserves used in calculating depreciation, depletion and amortization of proved oil and natural gas properties, future net revenues and abandonment obligations used in computing the ceiling test limitations, impairment of undeveloped properties, future income taxes and related assets/liabilities, bad debts, derivatives, contingencies and litigation. Oil and natural gas reserve estimates, which are the basis for unit-of-production depletion and the ceiling test, have numerous inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserves estimates are often different from the quantities of oil and natural gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future.

     Concentration of Credit Risk -- Substantially all of the Company's accounts receivable result from oil and natural gas sales or joint interest billings to third parties in the oil and natural gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Company has not experienced significant credit losses on such receivables; however, in 2001, the Company reserved $525,248 related to non-payments from two purchasers of the Company's oil and natural gas. No bad debt expense was recorded in 2002 or 2000. The Company cannot ensure that similar such losses may not be realized in the future.

     Recently Issued Accounting Pronouncements -- In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, therefore the Company has adopted SFAS No. 143 effective January 1, 2003 using a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. The Company currently does not include dismantlement and abandonment costs in the depletion calculation as the vast majority of our properties are onshore and the salvage value of the tangible equipment typically offsets our dismantlement and abandonment costs. This

                           EDGE PETROLEUM CORPORATION
standard will require the Company to record a liability for the fair value of our dismantlement and abandonment costs, excluding salvage values. The Company expects that its adoption of the statement will result in additional liabilities related to asset retirement obligations of approximately $1.1 million.

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

                           EDGE PETROLEUM CORPORATION

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

     Reclassifications -- Certain prior year balances have been reclassified to conform to the current year presentation.

3.  PROPERTY AND EQUIPMENT

     At December 31, 2002 and 2001, property and equipment consisted of the following:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2002           2001
                                                           ------------   ------------
Developed oil and natural gas properties.................  $125,640,971   $101,303,892
Unevaluated oil and natural gas properties...............     7,901,315     13,105,817
Computer equipment and software..........................     4,067,405      4,035,598
Other office property and equipment......................     1,509,095      1,428,728
                                                           ------------   ------------
  Total property and equipment...........................   139,118,786    119,874,035
Accumulated depletion, depreciation and amortization.....   (63,437,014)   (53,020,941)
                                                           ------------   ------------
  Property and equipment, net............................  $ 75,681,772   $ 66,853,094
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

                           EDGE PETROLEUM CORPORATION

     The following table summarizes the cost of the properties not subject to amortization for the year the cost was incurred:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2002         2001
                                                              ----------   -----------
Year cost incurred:
  1997......................................................  $       --   $   213,216
  1998......................................................          --     3,152,756
  1999......................................................     193,060     1,264,424
  2000......................................................   1,126,667     2,441,465
  2001......................................................   3,069,611     6,033,956
  2002......................................................   3,511,977            --
                                                              ----------   -----------
     Total..................................................  $7,901,315   $13,105,817
                                                              ==========   ===========

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

                           EDGE PETROLEUM CORPORATION

5.  HEDGING ACTIVITIES

     The impact on oil and natural gas revenue from hedging activities for the three years ended December 31, 2002, 2001 and 2000 was as follows:

                                                                              REALIZED HEDGING LOSSES
                         EFFECTIVE DATES                                  FOR THE YEAR ENDED DECEMBER 31,
HEDGE                  -------------------     PRICE PER       MMBTU    -----------------------------------
TYPE                     BEG.      ENDING        MMBTU        PER DAY     2002        2001         2000
-----                  --------   --------   --------------   -------   ---------   ---------   -----------
NATURAL GAS:
Collar...............  02/01/00   02/29/00   $2.20 - $2.31     6,000    $      --   $      --   $   (70,470)
Collar...............  03/01/00   04/30/00   $2.20 - $2.50     6,000           --          --      (135,900)
Collar...............  05/01/00   09/30/00   $2.05 - $2.63     9,000           --          --    (1,342,320)
Collar...............  01/01/01   12/31/01   $4.50 - $6.70     4,000           --    (937,120)           --
Put Option...........  04/01/02   06/30/02   $        2.65    18,000     (163,800)         --            --
Swap.................  09/01/02   12/31/02   $        3.59     5,000     (110,550)         --            --
Swap.................  09/01/02   12/31/02   $        3.69     5,000      (52,600)         --            --
                                                                        ---------   ---------   -----------
     Total realized losses from gas hedging activities...............   $(326,950)  $(937,120)  $(1,548,690)
                                                                        =========   =========   ===========

                                                                               REALIZED HEDGING LOSSES
                         EFFECTIVE DATES                                   FOR THE YEAR ENDED DECEMBER 31,
HEDGE                  -------------------                      BARRELS   ---------------------------------
TYPE                     BEG.      ENDING    PRICE PER BARREL   PER DAY     2002        2001        2000
-----                  --------   --------   ----------------   -------   ---------   ---------   ---------
OIL:
Swap.................  01/01/00   03/31/00        $25.60           150    $      --   $      --   $ (49,999)
                       04/01/00   06/30/00        $22.87           125           --          --     (65,478)
                       07/01/00   09/30/00        $21.47            60           --          --     (55,635)
                       10/01/00   12/31/00        $20.46            50           --          --     (52,342)
                                                                          ---------   ---------   ---------
     Total realized losses from oil hedging activities.................   $      --   $      --   $(223,454)
                                                                          =========   =========   =========

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

     In October 2001, the Company was sued by certain mineral owners in its Mew lease, upon which the Company and its partners drilled and completed the Mew No. 1 well in the Brandon Area, Duval County, Texas. The suit named the Company, Santos USA and Mark Smith, an independent landman, as Defendants, and is filed in the 229th Judicial District Court of Duval County, Texas. The suit sought a declaratory judgment to set aside certain quitclaim deeds between the Mew lessors that were intended to result in a

                           EDGE PETROLEUM CORPORATION
partition of the mineral estate between the various members of the Mew family in the land where the well is located and other lands. The pleadings alleged failure of consideration, fraud, failure to consummate the partition, bad faith trespass and conversion. As part of the leasing effort for the prospect, some members of the Mew family had sought to partition their minerals under the tracts where they owned the surface in full. The Mew heirs, from whom the Company acquired leases, stood to lose a portion of their mineral interest if the quitclaim deeds are set aside. Were this to happen, it could have the effect of voiding the Company's leases as to an undivided one-third of the unit acreage for the Mew well and the Mew lease. Plaintiffs sought unspecified actual and exemplary damages against the Company and Santos arising out of the alleged fraud committed by the Company and Mark Smith. They also sought damages from Santos for the value of the oil and natural gas produced and saved from the Mew well, or alternatively, for the value of the oil and natural gas produced less the cost of drilling, completing and operating the well. The Company has a 12.5% working interest in the well. To date, the Mew well has produced $5.7 million in net revenue and has cost $3.6 million to drill, complete and operate. Estimated gross proved reserves are 111.6 MBbls and 4.6 Bcf. In October 2002, the Company reached a mediated settlement with all parties to the litigation whereby Edge would make a one-time payment of $264,000 to the Mews, and in return, the Mews released all claims except a potential drainage claim involving an offsetting section, and agreed to grant a new oil and gas lease covering the disputed mineral interest in the Mew well site tract. In addition, all claims as between the working interest owners were released. The settlement has been consummated and an order of dismal has been obtained from the Court.

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

     In a separate but related matter, certain nonparticipating royalty owners represented by attorney John Mann in Laredo, have made demands on GMT as operator, to pay certain royalty payments previously paid to Mrs. Neblett on production from these wells, plus future royalty payments on such production. As part of the

                           EDGE PETROLEUM CORPORATION
settlement agreement, monies that were otherwise payable to Mrs. Neblett attributable to her valid royalty interest under the ExxonMobil lease, subject to execution of valid division orders and approval of their title, will be paid to the Mann clients on account of their nonparticipating royalty interest. There are other nonparticipating royalty owners similarly situated to the Mann clients that have not made demands on GMT or the Company, whose claims, if any, will be dealt with if and when they are made. There can be no guarantee that even when the Mann clients are paid that they will not contest the amount or calculation of the royalties in a separate lawsuit.

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

     At December 31, 2002, the Company was obligated under noncancelable operating leases. Following is a schedule of the remaining future minimum lease payments under these leases:

2003........................................................  $  237,635
2004........................................................     419,814
2005........................................................     418,809
2006........................................................     410,644
Remainder...................................................   2,770,524
                                                              ----------
Total.......................................................  $4,257,426
                                                              ==========

     Rent expense for the years ended December 31, 2002, 2001 and 2000 was $566,663, $578,952, and $499,033, respectively.

                           EDGE PETROLEUM CORPORATION

7.  INCOME TAXES

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes in accordance with SFAS No. 109. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2002 and 2001 are as follows:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2002          2001
                                                             -----------   -----------
Deferred tax liability:
  Book basis of oil and natural gas properties in excess of
     tax basis.............................................  $(9,636,351)  $(6,119,041)
Deferred tax asset:
  Expenses not currently deductible for tax purposes.......       26,250       221,550
  Net operating loss carryforwards.........................    9,602,689     6,353,358
  Deferred compensation....................................      112,362       122,143
  Federal alternative minimum tax credits..................       75,000        75,000
  Price risk management liability..........................      452,844            --
  Other....................................................      240,887       240,887
                                                             -----------   -----------
Total deferred tax asset...................................   10,510,032     7,012,938
                                                             -----------   -----------
Net deferred tax asset.....................................  $   873,681   $   893,897
                                                             ===========   ===========

     The Company's provision (benefit) for income taxes consists of the following:

                                                            2002       2001      2000
                                                          --------   ---------   ----
Current.................................................  $     --   $  75,000    $--
Deferred................................................   473,060    (893,897)   --
                                                          --------   ---------    --
  Total income tax benefit..............................  $473,060   $(818,897)   $--
                                                          ========   =========    ==

     During 2001, the Company determined that it was more likely than not that future taxable income would be sufficient to realize its recorded tax assets, accordingly a valuation allowance totaling $3.2 million was reversed.

     The differences between the statutory federal income taxes calculated using a federal tax rate of 35% and the Company's effective tax rate is summarized as follows:

                                                    2002        2001          2000
                                                  --------   -----------   -----------
Statutory federal income taxes..................  $427,982   $ 2,540,157   $ 2,414,358
  Non-deductible compensation expense...........    (7,545)     (175,802)    1,223,424
  Other expenses not deductible for tax
     purposes...................................    52,623        43,338        12,216
  Reduction in valuation allowance..............        --    (3,226,590)   (3,649,998)
                                                  --------   -----------   -----------
Income tax expense (benefit)....................  $473,060   $  (818,897)  $        --
                                                  ========   ===========   ===========

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

                           EDGE PETROLEUM CORPORATION

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

9.  EQUITY AND STOCK PLANS

     Private Offering -- On May 6, 1999, the Company completed a private offering of 1,400,000 shares of common stock at a price of $5.40 per share. The Company also issued warrants, which were purchased for $0.125 per warrant, to acquire an additional 420,000 shares of common stock at $5.35 per share and are exercisable through May 6, 2004. At the election of the Company, the warrants may be called at a redemption price of $0.01 per warrant at any time after any date at which the average daily per share closing bid price for the immediately preceding 20 consecutive trading days exceeds $10.70. No warrants have been exercised as of December 31, 2002.

     Stock Plan -- In conjunction with the Offering, the Company established the Incentive Plan of Edge Petroleum Corporation (the "Incentive Plan"). The Incentive Plan is discretionary and provides for the granting of awards, including options for the purchase of the Company's common stock and for the issuance of restricted and/or unrestricted common stock to directors, officers, employees and independent contractors of the Company. The options and restricted stock granted to date vest over periods of 2-10 years. An aggregate of 1,200,000 shares of common stock have been reserved for grants under the Incentive Plan, of which 175,866 shares were available for future grants at December 31, 2002. Shares of common stock awarded as restricted stock are subject to vesting requirements and subject to risk of forfeiture until earned by continued employment or service. During 2002, awards of 199,800 nonqualified stock options were issued having an exercise price of $3.40 to $5.69 per share based on the market value on the date of grant. Also during 2002, awards for 15,800 shares of restricted stock were made having a value in the range of $3.40 to $5.21 per share based on the market value on each award date. During 2001, awards for 100,800 shares of restricted stock were made having a value in the range of $4.58 to $8.88 per share based on the market value on each award date. Shares of common stock associated with these awards will be issued, subject to continued employment, ratably over three years in accordance with the award's vesting schedule, beginning on the first anniversary of the date of grant. Compensation expense is amortized over the vesting period and offset to additional paid in capital. Amortization of deferred compensation related to restricted stock awards totaled $399,249, $353,371 and $127,946, respectively, for the years ended December 31, 2002, 2001 and 2000.

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

     Deferred compensation cost reported in accordance with FASB Interpretation No. (FIN) 44, "Accounting for Certain Transactions involving Stock Compensation" was a charge of $3,385 for the year ended December 31, 2002 compared to a credit of $(850,281), or $(0.09) per share in 2001 and a charge of $899,548, or $0.10 per share, in 2000. FIN 44 requires, among other things, a non-cash charge to

                           EDGE PETROLEUM CORPORATION
compensation expense if the market price of Edge's common stock at the end of a reporting period is greater than the exercise price of certain options. FIN 44 could also result in a credit to compensation expense to the extent that the trading price declines from the market price as of the end of the prior period, but not below the exercise price of the options. The Company will adjust deferred compensation expense upward or downward on a monthly basis, based on the market price at the end of each such period as necessary to comply with FIN
44. We are required to report under this rule as a result of the replacement and issuance of new options in conjunction with the repricing as discussed above.

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

                                   SHARES      EXERCISE
DATE GRANTED                     OUTSTANDING    PRICE                DATE EXERCISABLE
------------                     -----------   --------              ----------------
OPTIONS(1):
  5/21/1999....................    200,000      $4.22     One-third upon issue and one-third
                                                          upon each of January 1, 2000 and 2001
  1/3/2000.....................     50,000      $3.16     100% January 2002
  1/3/2001.....................     50,000      $8.88     100% January 2003
  1/3/2002.....................     50,000      $5.18     100% January 2004
  4/2/2002.....................     24,000      $5.59     100% April 2004
RESTRICTED STOCK(2) :
  4/2/2001.....................     14,000                Ratable over three years beginning on
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

     A summary of the status of the Company's stock options and changes as of and for each of the three years ended December 31, 2002 is presented below:

                                            2002                   2001                   2000
                                          WEIGHTED               WEIGHTED               WEIGHTED
                                          AVERAGE                AVERAGE                AVERAGE
                                          EXERCISE               EXERCISE               EXERCISE
                               SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                             ----------   --------   ---------   --------   ---------   --------
Outstanding, January 1.....     866,200    $5.62       993,517    $ 6.76      818,567    $7.74
Granted....................     273,800    $5.46        92,200    $ 8.49      284,100    $3.36
Purchased..................          --               (133,645)   $16.50           --
Forfeited..................     (24,650)   $5.70       (10,000)   $ 3.66     (109,150)   $5.20
Exercised..................     (17,300)   $3.01       (75,872)   $ 5.15           --
                             ----------              ---------              ---------
Outstanding, December 31...   1,098,050    $5.62       866,200    $ 5.62      993,517    $6.76
                             ==========              =========              =========
Exercisable, December
  31,......................     752,050    $5.34       574,200    $ 6.07      626,651    $8.24
                             ==========              =========              =========
Weighted average fair value
  of options granted during
  the period...............  $     4.19              $    6.76              $    2.43
                             ==========              =========              =========

     The Company purchased 133,645 options from a former employee at a cost of $100,000 that was included in general and administrative costs for the year ended December 31, 2001.

     A summary of the Company's stock options categorized by class of grant at December 31, 2002 is presented below:

ALL OPTIONS
-------------------------------------------------------------           OPTIONS EXERCISABLE
                                        WEIGHTED                ------------------------------------
                                         AVERAGE     WEIGHTED                               WEIGHTED
                                        REMAINING    AVERAGE     RANGE OF                   AVERAGE
                           SHARES      CONTRACTUAL   EXERCISE    EXERCISE       SHARES      EXERCISE
RANGE OF EXERCISE PRICE  OUTSTANDING      LIFE        PRICE        PRICE      OUTSTANDING    PRICE
-----------------------  -----------   -----------   --------   -----------   -----------   --------
$2.11-$6.44...........     185,700         7.20       $ 3.08    $2.11-$6.44     182,300      $ 3.06
$4.22.................     200,000         6.02       $ 4.22    $      4.22     200,000      $ 4.22
$8.56-$8.88...........      66,000         8.02       $ 8.87             --          --          --
$7.06-$7.58...........     384,650         6.39       $ 7.09    $7.06-$7.28     369,650      $ 7.07
$5.18-$5.69...........     261,600         9.21       $ 5.50
$13.50................         100         4.98       $13.50    $     13.50         100      $13.50

                           EDGE PETROLEUM CORPORATION

     Computation of Earnings per Share -- The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128.

                                                        YEAR ENDED DECEMBER 31, 2002
                                                   ---------------------------------------
                                                     INCOME         SHARES       PER SHARE
                                                   (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                   -----------   -------------   ---------
BASIC EPS
  Income available to common stockholders........   $749,745       9,384,097      $ 0.08
EFFECT OF DILUTIVE SECURITIES
  Common stock options...........................         --          85,633       (0.00)
  Restricted stock...............................         --         135,841       (0.00)
                                                    --------       ---------      ------
DILUTED EPS
  Income available to common stockholders........   $749,745       9,605,571      $ 0.08
                                                    ========       =========      ======

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
                                                   ==========      =========      ======

                                                        YEAR ENDED DECEMBER 31, 2000
                                                   ---------------------------------------
                                                     INCOME         SHARES       PER SHARE
                                                   (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                   -----------   -------------   ---------
BASIC EPS
  Income available to common stockholders........  $6,898,165      9,182,737      $ 0.75
EFFECT OF DILUTIVE SECURITIES
  Common stock options...........................          --         27,130          --
  Restricted stock...............................          --        120,182       (0.01)
                                                   ----------      ---------      ------
DILUTED EPS
  Income available to common stockholders........  $6,898,165      9,330,049      $ 0.74
                                                   ==========      =========      ======

10.  RELATED PARTY TRANSACTIONS

     Essex Royalty Joint Ventures -- A company wholly owned by Mr. Sfondrini, a director of the Company, is the general partner of each of Essex Royalty Limited Partnership ("Essex I L.P.") and Essex Royalty Limited Partnership II ("Essex II L.P."). In April 1992, a predecessor partnership of the Company and Essex I L.P. entered into a Joint Venture Agreement (the "Essex I Joint Venture") with respect to the purchase of certain royalty and nonoperating interests in oil and natural gas properties. In May 1994, the Company's predecessor partnership and Essex II L.P. entered into a Joint Venture Agreement (the "Essex II Joint Venture") similar in nature to the Essex I Joint Venture. The Company previously served as manager of the

                           EDGE PETROLEUM CORPORATION

Essex I and II Joint Ventures. Effective January 1, 2001, Mr. Sfondrini and a company wholly owned by Mr. Sfondrini assumed the Company's duties as manager of the Essex I and II Joint Ventures.

     The Essex I Joint Venture terminated in April 1997. Under the terms of the Essex I Joint Venture Agreement, Essex I L.P. made capital contributions aggregating $3 million and the Company and its predecessor made no capital contributions. The Essex I Joint Venture Agreement provides that quarterly distributions of cash be made, in accordance with specified sharing ratios, in an amount, subject to certain adjustments, not less than that equal to revenues received from royalties less the management fee paid to the managing venturer and the expenses of the Essex I Joint Venture. Initially, Essex I L.P. receives 100% of all cash distributions pursuant to the sharing ratios until a certain payout amount has been recouped as defined in the Essex I Joint Venture Agreement, as amended, at which time the sharing ratios shift to 40% for the Company and 60% for Essex I L.P. Pursuant to an amendment of the Essex I Joint Venture in August 2000, the time at which the sharing ratio shifts, or payout under the joint venture agreement for Essex I Joint Venture would occur, was extended until the limited partners of Essex I L.P. had recovered 100% of their initial capital investment in Essex I L.P. and certain additional amounts had been distributed by Essex I Joint Venture to Essex I L.P. As a result of the August 2000 amendment, the sharing ratio shift for Essex I Joint Venture occurs when the aggregate amount of cash and property interests (valued as determined by the Joint Venture agreement) actually distributed to the Essex I L.P. during 2001 and subsequent years equals $510,159. The sharing ratio shift, or payout, for Essex I Joint Venture occurred in 2001, and the Company became entitled to receive from Essex I Joint Venture 40% of the net royalty distributions.

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

     The Essex II Joint Venture terminated in December 31, 1998. Essex II L.P. made capital contributions aggregating approximately $4.6 million and the Company and its predecessor made no capital contributions. Initially, Essex II L.P. receives 100% of all cash distributions pursuant to the sharing ratios until a certain payout amount has been recouped as defined in the Essex II Joint Venture Agreement, as amended, at which time the sharing ratios shift to 25% for the Company and 75% for Essex II L.P. Provisions with respect to mandatory quarterly distributions are similar to those described for the Essex I Joint Venture. Pursuant to an amendment of the Essex II Joint Venture in August 2000, the time at which the sharing ratio shifts, or payout under the joint venture agreement for Essex II Joint Venture would occur, was extended until the limited partners of Essex II L.P. had recovered 100% of their initial capital investment in Essex II L.P. As a result of the July 2000 amendment, the sharing ratio shift for Essex II Joint Venture occurs when the aggregate amount of cash and property interests (valued as determined by the joint venture agreement) actually distributed to the Essex II L.P. during 2001 and subsequent years equals $3,324,587. During 2001 and 2002, the aggregate amount of cash distributed to Essex II L.P. was $1,325,092 and $436,899, respectively, leaving

                           EDGE PETROLEUM CORPORATION
an amount of $1,562,596 remaining to be recovered by Essex II L.P. before payout and a sharing ratio shift occurs for Essex II Joint Venture.

     During 2002, Mr. Sfondrini accrued management and administration fees (including expenses he is entitled to be reimbursed for) in the amount of $29,817 for managing the Essex I and II Joint Ventures, $27,825 of which was paid to third parties who performed management, administration and tax services for Mr. Sfondrini on behalf of the Joint Ventures.

     Affiliates' Ownership in Prospects -- A company wholly owned by Mr. Sfondrini and another corporation of which Mr. Andrews (a director of the Company) is an officer, are the general partners of Jovin, L.P., a limited partnership that previously has invested, on the same basis as outside parties, in certain wells in prospects generated by the Company. As a result of such investments, Jovin, L.P. is entitled to an approximate 2% working interest in the Company's Phoenix Prospect in Live Oak County, Texas. Jovin, L.P. made payments to the Company during 2002 on account of Jovin, L.P.'s pro rata share of certain land and lease operating expenses for this prospect in the aggregate amount of $100,094.

     Edge Group Partnership, Edge Holding Company, L.P., a limited partnership of which Mr. Sfondrini and a corporation wholly owned by him are the general partners, Andex Energy Corporation and Texedge Energy Corporation, corporations of which Mr. Andrews is an officer and members of his immediate family hold ownership interests, Mr. Raphael (a director of the Company), Jovin, L.P. and Essex II Joint Venture, own certain working interests in the Company's Nita and Austin Prospects and certain other wells and prospects operated by the Company. These working interests aggregate 7.19% in the Austin Prospect, 6.27% in the Nita Prospect and are negligible in other wells and prospects. These working interests bear their share of lease operating costs and royalty burdens on the same basis as the Company. In addition, Bamaedge, L.P., a limited partnership of which Andex Energy Corporation is the general partner, and Mr. Raphael also hold overriding royalty interests with respect to the Company's working interest in certain wells and prospects. Neither Mr. Raphael nor Bamaedge L.P. has an overriding interest in excess of .075% in any one well or prospect. Essex I and II Joint Ventures own royalty and overriding royalty interests in various wells operated by the Company. The combined royalty and overriding royalty interests of the Essex I and Essex II Joint Ventures do not exceed 6.2% in any one well or prospect. The gross amounts paid or accrued to these persons by the Company in 2002 (including net revenue, royalty and overriding royalty interests) and the amounts these same persons paid to the Company for their respective share of lease operating expenses is set forth in the following table:

                                                              TOTAL AMOUNTS       LEASE
                                                               PAID BY THE      OPERATING
                                                                COMPANY TO      EXPENSES
                                                                OWNERS IN      PAID TO THE
                                                              2002 INCLUDING     COMPANY
                                                                OVERRIDING      BY OWNERS
OWNER                                                           ROYALTY(1)       IN 2002
-----                                                         --------------   -----------
Andex Corporation/Texedge Corporation.......................     $  3,370       $    391
Bamaedge, L.P...............................................        1,247             --
Edge Group Partnership......................................      316,512         80,716
Edge Holding Company, L.P...................................       59,491         15,460
Essex I Joint Venture.......................................       15,043          1,658
Essex II Joint Venture......................................       87,066         15,507
Jovin, L.P..................................................           --        100,094
Stanley Raphael.............................................        3,455            750
                                                                 --------       --------
  Total.....................................................     $486,184       $214,576
                                                                 ========       ========

---------------

(1) In the case of Essex I and II Joint Ventures, amount includes royalty income in addition to working interest and overriding royalty income.

                           EDGE PETROLEUM CORPORATION

11.  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     A summary of non-cash investing and financing activities for the years ended December 31, 2002, 2001 and 2000 is presented below:

                                                               NUMBER       FAIR
                                                              OF SHARES    MARKET
DESCRIPTION                                                    ISSUED      VALUE
-----------                                                   ---------   --------
2002:
Shares issued to satisfy restricted stock grants............   76,337     $409,777
Shares issued to fund the Company's matching contribution
  under the Company's 401 (k) plan..........................   17,538     $ 70,513
2001:
Shares issued to satisfy restricted stock grant.............   43,136     $131,134
2000:
Shares issued to satisfy restricted stock grant.............    9,648     $ 30,000
Forfeitures of restricted stock.............................    5,600     $ 11,528

     Supplemental Disclosure of Cash Flow Information

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                         -------------------------------
                                                           2002       2001       2000
                                                         --------   --------   ---------
Cash paid during the period for:
  Interest, net of amounts capitalized.................  $15,582    $54,081    $133,093
  Federal alternative minimum tax payments.............       --    322,000          --

12.  SUPPLEMENTAL FINANCIAL QUARTERLY RESULTS (UNAUDITED):

                                   FOURTH QUARTER   THIRD QUARTER   SECOND QUARTER   FIRST QUARTER
                                   --------------   -------------   --------------   -------------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2002
  Oil and natural gas revenue....     $ 4,407          $5,164           $6,432          $ 4,908
  Operating expenses.............       4,238           4,820            5,219            5,210
  Operating income (loss)........         169             344            1,213             (302)
  Other expense, net.............         (76)            (81)             (22)             (22)
  Income tax benefit (expense)...         (56)           (107)            (427)             117
  Net income (loss)..............     $    37          $  156           $  764          $  (207)
  Basic earnings (loss) per
     share.......................     $  0.00          $ 0.02           $ 0.08          $ (0.02)
  Diluted earnings (loss) per
     share.......................     $  0.00          $ 0.02           $ 0.08          $ (0.02)
2001
  Oil and natural gas revenue....     $ 4,062          $6,181           $8,045          $11,523
  Operating expenses.............       7,386           5,831            5,210            4,040
  Operating income (loss)........      (3,324)            350            2,835            7,483
  Other expense, net.............         (53)             (4)             (19)             (11)
  Income tax benefit (expense)...       1,478             123              240           (1,022)
  Net income (loss)..............     $(1,899)         $  469           $3,056          $ 6,450
  Basic earnings (loss) per
     share.......................     $ (0.20)         $ 0.05           $ 0.33          $  0.70
  Diluted earnings (loss) per
     share.......................     $ (0.20)         $ 0.05           $ 0.31          $  0.67

                           EDGE PETROLEUM CORPORATION

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

13. SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

     This footnote provides unaudited information required by SFAS No. 69, "Disclosures About Oil and Natural Gas Producing Activities."

     Capitalized Costs -- Capitalized costs and accumulated depletion, depreciation and amortization relating to the Company's oil and natural gas producing activities, all of which are conducted within the continental United States, are summarized below:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2002           2001
                                                           ------------   ------------
Developed oil and natural gas properties.................  $125,640,971   $101,303,892
Unevaluated oil and natural gas properties...............     7,901,315     13,105,817
Accumulated depletion, depreciation and amortization.....   (58,917,399)   (49,220,255)
                                                           ------------   ------------
Net capitalized cost.....................................  $ 74,624,887   $ 65,189,454
                                                           ============   ============

     Costs Incurred -- Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below:

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   2002          2001          2000
                                                -----------   -----------   -----------
Acquisition Cost:
  Unproved properties.........................  $ 5,465,794   $ 7,052,246   $ 4,219,936
  Proved properties...........................    1,369,464     5,695,000            --
Exploration costs.............................    4,725,032    11,046,117     2,707,015
Development costs.............................    7,926,579     4,822,589     3,765,945
                                                -----------   -----------   -----------
  Total costs incurred........................  $19,486,869   $28,615,952   $10,692,896
                                                ===========   ===========   ===========

                           EDGE PETROLEUM CORPORATION

     Results of Operations -- Results of operations for the Company's oil and natural gas producing activities are summarized below:

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   2002          2001          2000
                                                -----------   -----------   -----------
Oil and natural gas revenue...................  $20,911,294   $29,810,917   $23,774,416
Operating expenses:
  Oil and natural gas operating expenses and
     ad valorem taxes.........................    2,628,320     3,041,073     2,152,638
  Production taxes............................    1,203,270     1,959,593     1,802,300
  Depletion, depreciation and amortization....    9,697,144     8,737,101     6,961,634
                                                -----------   -----------   -----------
     Results of operations from oil and gas
       producing activities...................  $ 7,382,560   $16,073,150   $12,857,844
                                                ===========   ===========   ===========

     Reserves -- Proved reserves are estimated quantities of oil and natural gas, which geological and engineering data demonstrate with reasonable certainty to be, recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can reasonably be expected to be recovered through existing wells with existing equipment and operating methods. Proved oil and natural gas reserve quantities and the related discounted future net cash flows before income taxes (see Standardized Measure) for the periods presented are based on estimates prepared by Ryder Scott Company, independent petroleum engineers. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

     The Company's net ownership interests in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below.

                                                               NATURAL GAS
                                                                  (MCF)
                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2002         2001         2000
                                                   ----------   ----------   ----------
Proved developed and undeveloped reserves
  Beginning of year..............................  38,934,000   25,360,000   20,761,000
  Revisions of previous estimates................  (5,579,800)  (3,800,400)     892,000
  Purchase of oil and gas properties.............     521,300    5,275,600           --
  Extensions and discoveries.....................   6,376,900   19,222,300    9,646,700
  Sales of natural gas properties................      (6,000)    (924,600)    (733,700)
  Production.....................................  (5,266,400)  (6,198,900)  (5,206,000)
                                                   ----------   ----------   ----------
     End of year.................................  34,980,000   38,934,000   25,360,000
                                                   ==========   ==========   ==========
Proved developed reserves at year end............  24,234,000   31,750,000   21,965,000
                                                   ==========   ==========   ==========

                           EDGE PETROLEUM CORPORATION

                                                       OIL, CONDENSATE AND NATURAL GAS LIQUIDS
                                                                        (BBLS)
                                                               YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                           2002          2001          2000
                                                       ------------   -----------   -----------
Proved developed and undeveloped reserves
  Beginning of year..................................     978,361       720,090       701,382
  Revisions of previous estimates....................   1,090,845       (94,255)        7,568
  Purchase of oil and gas properties.................      62,939        47,340            --
  Extensions and discoveries.........................     491,519       538,108       197,400
  Sales of natural gas properties....................        (521)      (71,493)      (12,500)
  Production.........................................    (280,828)     (161,429)     (173,760)
                                                        ---------      --------      --------
     End of year.....................................   2,342,315       978,361       720,090
                                                        =========      ========      ========
Proved developed reserves at year end................   1,509,950       879,058       674,845
                                                        =========      ========      ========

     Standardized Measure -- The Standardized Measure of Discounted Future Net Cash Flows relating to the Company's ownership interests in proved oil and natural gas reserves for each of the three years ended December 31, 2002 is shown below:

                                                      YEAR ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 2002           2001           2000
                                             ------------   ------------   ------------
Future cash inflows........................  $212,064,453   $129,715,973   $285,318,442
Future oil and natural gas operating
  expenses.................................   (33,151,831)   (23,105,695)   (33,271,286)
Future development costs...................    (8,069,700)    (7,810,246)    (2,921,526)
Future income tax expense..................   (36,475,435)   (16,116,421)   (73,922,604)
                                             ------------   ------------   ------------
Future net cash flows......................   134,367,487     82,683,611    175,203,026
10% discount factor........................   (36,811,015)   (19,400,764)   (49,844,011)
                                             ------------   ------------   ------------
Standardized measure of discounted future
  net cash flows...........................  $ 97,556,472   $ 63,282,847   $125,359,015
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

                           EDGE PETROLEUM CORPORATION

     Changes in Standardized Measure -- Changes in Standardized Measure of Discounted Future Net Cash Flows relating to proved oil and gas reserves are summarized below:

                                                      YEAR ENDED DECEMBER 31,
                                            -------------------------------------------
                                                2002           2001            2000
                                            ------------   -------------   ------------
Changes due to current year operations:
  Sales of oil and natural gas, net of oil
     and natural gas operating expenses...  $(17,079,705)  $ (24,810,251)  $(19,819,478)
  Sales of oil and natural gas
     properties...........................        (5,629)     (5,295,221)    (1,274,036)
  Purchase of oil and gas properties......     1,402,730       4,050,393             --
  Extensions and discoveries..............    15,519,251      43,653,229     80,545,294
Changes due to revisions of standardized
  variables:
  Prices and operating expenses...........    38,029,737    (121,516,045)    66,248,224
  Revisions of previous quantity
     estimates............................     2,378,838      (7,971,645)     3,881,207
  Estimated future development costs......       (20,172)     (4,258,998)       553,576
  Income taxes............................   (11,143,442)     40,956,396    (47,083,522)
  Accretion of discount...................     6,328,285      12,535,901      3,406,135
  Production rates (timing) and other.....    (1,136,268)        580,073      4,840,263
                                            ------------   -------------   ------------
Net change................................    34,273,625     (62,076,168)    91,297,663
Beginning of year.........................    63,282,847     125,359,015     34,061,352
                                            ------------   -------------   ------------
End of year...............................  $ 97,556,472   $  63,282,847   $125,359,015
                                            ============   =============   ============

     Sales of oil and natural gas, net of oil and natural gas operating expenses are based on historical pre-tax results. Sales of oil and natural gas properties, extensions and discoveries, purchases of minerals in place and the changes due to revisions in standardized variables are reported on a pre-tax discounted basis, while the accretion of discount is presented on an after tax basis.

14.  RECENT DEVELOPMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review of impairment. The new standard also requires that, at a minimum, all intangible assets be aggregated and presented as a separate line item in the balance sheet. The adoption of SFAS No. 141 and 142 had no impact on the Company's financial position or results of operations

     A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 141 requires registrants to classify the costs of mineral rights associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Company has included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 141 requires oil and gas companies to classify costs of mineral rights associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, the Company would be required to reclassify approximately $8.8 million and $5.5 million at December 31, 2002 and 2001, respectively, out of oil

                           EDGE PETROLEUM CORPORATION
and gas properties and into a separate intangible assets line item. These costs include those to acquire contract based drilling and mineral use rights such as delay rentals, lease bonuses, commissions and brokerage fees, and other leasehold costs. The Company's cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full cost accounting rules, as allowed by SFAS No. 142. Further, the Company does not believe the classification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have any impact on the Company's compliance with covenants under its debt agreements.

                        INDEPENDENT AUDITORS' REPORT ON
                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stock holders
Edge Petroleum Corporation:

     Under date of March 14, 2003, we reported on the consolidated balance sheets of Edge Petroleum Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for the periods indicated above. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

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

Houston, Texas
March 14, 2003

                                                                     SCHEDULE II

                           EDGE PETROLEUM CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                                    BALANCE AT    CHARGED TO                BALANCE AT
                                                   BEGINNING OF   COSTS AND    DEDUCTIONS     END OF
                                                       YEAR        EXPENSES    AND OTHER       YEAR
                                                   ------------   ----------   ----------   ----------
YEAR ENDED DECEMBER 31, 2002:
  Allowance for doubtful accounts................      $688          $ --         $81          $607
YEAR ENDED DECEMBER 31, 2001:
  Allowance for doubtful accounts................      $163          $525         $--          $688
YEAR ENDED DECEMBER 31, 2000:
  Allowance for doubtful accounts................      $163          $ --         $--          $163

                               INDEX TO EXHIBITS

     2.1       --    Amended and Restated Combination Agreement by and among (i)
                     Edge Group II Limited Partnership, (ii) Gulfedge Limited
                     Partnership, (iii) Edge Group Partnership, (iv) Edge
                     Petroleum Corporation, (v) Edge Mergeco, Inc. and (vi) the
                     Company, dated as of January 13, 1997 (Incorporated by
                     reference from exhibit 2.1 to the Company's Registration
                     Statement on Form S-4 (Registration No. 333-17269)).
     3.1       --    Restated Certificate of Incorporation of the Company
                     (Incorporated by reference from exhibit 3.1 to the Company's
                     Registration Statement on Form S-1/A filed on February 5,
                     1997 (Registration No. 333-17267)).
     3.1A      --    Certificate of Amendment to the Restated Certificate of
                     Incorporation of the Company (Incorporated by reference from exhibit 3.1 to the Company's Registration Statement on Form
                     S-1/A filed on February 5, 1997 (Registration No.
                     333-17267)).
     3.2       --    Bylaws of the Company (Incorporated by Reference from
                     exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).
     3.3       --    First Amendment to Bylaws of the Company on September 28,
                     1999 (Incorporated by Reference from exhibit 3.2 to the
                     Company's Quarterly Report on Form 10-Q for the quarterly
                     period ended September 30, 1999).
     4.1       --    Second Amended and Restated Credit Agreement dated October
                     6, 2000 by and between Edge Petroleum Corporation, Edge
                     Petroleum Exploration Company and Edge Petroleum Operating
                     Company, Inc. (collectively, the "Borrowers") and Union Bank
                     Of California, N.A., a national banking association, as
                     Agent for itself and as lender. (Incorporated by Reference from exhibit 4.5 to the Company's Quarterly Report on Form
                     10-Q for the quarterly period ended September 31, 2000).
     4.2       --    Amendment No. 1 and Waiver dated as of November 11, 2001 by and among the lenders party to the Second Amended and
                     Restated Credit Agreement dated October 6, 2000 ("Lenders"),
                     Union Bank of California, N.A., a national banking
                     association, as agent for such Lenders, Edge Petroleum
                     Corporation, Edge Petroleum Exploration Company, and Edge
                     Petroleum Operating Company, Inc. (collectively, the
                     "Borrowers"), as borrowers under the Second Amended and
                     Restated Credit Agreement. (Incorporated by Reference from exhibit 4.2 to the Company's Annual Report on Form 10K for the annual period ended December 31, 2001).
    +4.3       --    Amendment No. 2 dated as of May 29, 2002 by and among the
                     lenders party to the Second Amended and Restated Credit
                     Agreement dated October 6, 2000 ("Lenders"), Union Bank of
                     California, N.A., a national banking association, as agent for such Lenders, Edge Petroleum Corporation, Edge Petroleum
                     Exploration Company, and Edge Petroleum Operating Company,
                     Inc. (collectively, the "Borrowers"), as borrowers under the
                     Second Amended and Restated Credit Agreement.
    +4.4       --    Amendment No. 3 dated as of August 8, 2002 by and among the lenders party to the Second Amended and Restated Credit
                     Agreement dated October 6, 2000 ("Lenders"), Union Bank of
                     California, N.A., a national banking association, as agent for such Lenders, Edge Petroleum Corporation, Edge Petroleum
                     Exploration Company, and Edge Petroleum Operating Company,
                     Inc. (collectively, the "Borrowers"), as borrowers under the
                     Second Amended and Restated Credit Agreement.
     4.5       --    Letter Agreement dated October 31, 2000 by and between Edge
                     Petroleum Corporation, Edge Petroleum Exploration Company
                     and Edge Petroleum Operating Company, Inc. (collectively,
                     the "Borrowers") and Union Bank Of California, N.A., a
                     national banking association, as Agent for itself and as
                     lender. (Incorporated by Reference from exhibit 4.6 to the
                     Company's Quarterly Report on Form 10-Q for the quarterly
                     period ended September 31, 2000).
     4.6       --    Letter Agreement dated March 23, 2001 by and between Edge
                     Petroleum Corporation, Edge Petroleum Exploration Company
                     and Edge Petroleum Operating Company, Inc. (collectively,
                     the "Borrowers") and Union Bank Of California, N.A., a
                     national banking association, as Agent for itself and as
                     lender. (Incorporated by Reference from exhibit 4.5 to the
                     Company's Annual Report on Form 10K for the annual period
                     ended December 31, 2000).

     4.7       --    Letter Agreement dated September 21, 2001 by and between
                     Edge Petroleum Corporation, Edge Petroleum Exploration
                     Company and Edge Petroleum Operating Company, Inc.
                     (collectively, the "Borrowers") and Union Bank Of
                     California, N.A., a national banking association, as Agent for itself and as lender. (Incorporated by Reference from
                     exhibit 4.6 to the Company's Quarterly Report on Form 10Q
                     for the quarterly period ended September 30, 2001).
     4.8       --    Letter Agreement dated January 18, 2002 by and between Edge
                     Petroleum Corporation, Edge Petroleum Exploration Company
                     and Edge Petroleum Operating Company, Inc. (collectively,
                     the "Borrowers") and Union Bank Of California, N.A., a
                     national banking association, as Agent for itself and as
                     lender. (Incorporated by Reference from exhibit 4.6 to the
                     Company's Annual Report on Form 10K for the annual period
                     ended December 31, 2001).
     4.9       --    Letter Agreement dated August 9, 2002 by and between Edge
                     Petroleum Corporation, Edge Petroleum Exploration Company
                     and Edge Petroleum Operating Company, Inc. (collectively,
                     the "Borrowers") and Union Bank Of California, N.A., a
                     national banking association, as Agent for itself and as
                     lender. (Incorporated by Reference from exhibit 4.7 to the
                     Company's Quarterly Report on Form 10Q for the quarterly
                     period ended June 30, 2002).
     4.10      --    Common Stock Subscription Agreement dated as of April 30,
                     1999 between the Company and the purchasers named therein
                     (Incorporated by reference from exhibit 4.5 to the Company's
                     Quarterly Report on Form 10-Q/A for the quarter ended March
                     31, 1999).
     4.11      --    Warrant Agreement dated as of May 6, 1999 between the
                     Company and the Warrant holders named therein (Incorporated by reference from exhibit 4.5 to the Company's Quarterly
                     Report on Form 10-Q/A for the quarter ended March 31, 1999).
     4.12      --    Form of Warrant for the purchase of the Common Stock
                     (Incorporated by reference from the Common Stock
                     Subscription Agreement from exhibit 4.5 to the Company's
                     Quarterly Report on Form 10-Q/A for the quarter ended March
                     31, 1999).
    10.1       --    Joint Venture Agreement between Edge Joint Venture II and
                     Essex Royalty Limited Partnership II, dated as of May 10,
                     1994 (Incorporated by reference from exhibit 10.2 to the
                     Company's Registration Statement on Form S-4 (Registration
                     No. 333-17269)).
    10.2       --    Joint Venture Agreement between Edge Joint Venture II and
                     Essex Royalty Limited Partnership, dated as of April 11,
                     1992 (Incorporated by reference from exhibit 10.3 to the
                     Company's Registration Statement on Form S-4 (Registration
                     No. 333-17269)).
   +10.3       --    Amendment dated August 21, 2000 to the Joint Venture
                     Agreement between Edge Joint Venture II and Essex Royalty
                     Limited Partnership II, dated as of May 10, 1994.
   +10.4       --    Amendment dated August 21, 2000 to the Joint Venture
                     Agreement between Edge Joint Venture II and Essex Royalty
                     Limited Partnership, dated as of April 11, 1992.
   +10.5       --    Letter Agreement between Edge Petroleum Corporation and
                     Essex Royalty Limited Partnership, dated as of July 30,
                     2002.
    10.6       --    Form of Indemnification Agreement between the Company and
                     each of its directors (Incorporated by reference from
                     exhibit 10.7 to the Company's Registration Statement on Form
                     S-4 (Registration No. 333-17269)).
    10.7       --    Stock Option Plan of Edge Petroleum Corporation, a Texas
                     corporation (Incorporated by reference from exhibit 10.13 to the Company's Registration Statement on Form S-4
                     (Registration No. 333-17269)).
    10.8       --    Employment Agreement dated as of November 16, 1998, by and between the Company and John W. Elias. (Incorporated by
                     reference from 10.12 to the Company's Annual Report on Form
                     10-K for the year ended December 31, 1998).
   +10.9       --    Incentive Plan of Edge Petroleum Corporation as Amended and
                     Restated Effective as of February 20, 2003.
    10.10      --    Edge Petroleum Corporation Incentive Plan "Standard
                     Non-Qualified Stock Option Agreement" by and between Edge
                     Petroleum Corporation and the Officers named therein.
                     (Incorporated by reference from exhibit 10.2 to the
                     Company's Quarterly Report on Form 10-Q for the quarterly
                     period ended September 30, 1999).
    10.11      --    Edge Petroleum Corporation Incentive Plan "Director
                     Non-Qualified Stock Option Agreement" by and between Edge
                     Petroleum Corporation and the Directors named therein.
                     (Incorporated by reference from exhibit 10.3 to the
                     Company's Quarterly Report on Form 10-Q for the quarterly
                     period ended September 30, 1999).

    10.12      --    Form of Employee Restricted Stock Award Agreement under the
                     Incentive Plan of Edge Petroleum Corporation (Incorporated
                     by Reference from exhibit 10.15 to the Company's Quarterly
                     Report on Form 10-Q/A for the quarterly period ended March
                     31, 1999).
    10.13      --    Edge Petroleum Corporation Amended and Restated Elias Stock
                     Incentive Plan. (Incorporated by reference from exhibit 4.5 to the Company's Registration Statement on Form S-8 filed
                     May 30, 2001 (Registration No. 333-61890)).
    10.14      --    Form of Edge Petroleum Corporation John W. Elias
                     Non-Qualified Stock Option Agreement (Incorporated by
                     reference from exhibit 4.6 to the Company's Registration
                     Statement on Form S-8 filed May 30, 2001 (Registration No.
                     333-61890)).
   +21.1       --    Subsidiaries of the Company.
   *23.1       --    Consent of KPMG LLP, independent auditors.
   *23.2       --    Consent of Deloitte & Touche LLP.
   *23.3       --    Consent of Ryder Scott Company.
   *31.1       --    Certification by John W. Elias, Chief Executive Officer,
                     pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the
                     Securities Exchange Act of 1934.
   *31.2       --    Certification by Michael G. Long , Chief Financial and
                     Accounting Officer, pursuant to Rule 13a-14(a) or Rule
                     15d-14(a) under the Securities Exchange Act of 1934.
   *32.1       --    Certification by John W. Elias, Chief Executive Officer,
                     pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                     (Subsections (a) and (b) of Section 1350, Chapter 63 of
                     Title 18, United States Code).
   *32.2       --    Certification by Michael G. Long, Chief Financial and
                     Accounting Officer, pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of
                     Section 1350, Chapter 63 of Title 18, United States Code).
   +99.1       --    Summary of Reserve Report of Ryder Scott Company Petroleum
                     Engineers as of December 31, 2002.

---------------

* Filed herewith.

+ Previously filed.