Form 10-Q
period 2003-09-30
EDGE PETROLEUM CORP
filed 2003-11-14
CIK 1021010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from               to
                                         -------------    -------------

                         Commission file number 0-22149

                           EDGE PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)


                  Delaware                            76-0511037
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)            Identification No.)


                                  Travis Tower
                             1301 Travis, Suite 2000
                              Houston, Texas 77002
                    (Address of principal executive offices)
                                   (Zip code)

                                 (713) 654-8960
              (Registrant's telephone number, including area code)

  Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                             ---    ---

  Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  x
                                                ---    ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class              Outstanding at November 11, 2003
                      -----              --------------------------------
                  Common Stock                      9,551,191

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDGE PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                   September 30,    December 31,
                                                                                       2003             2002
                                                                                   -------------    ------------
                                                                                    (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                        $   3,248,389    $  2,568,176
  Accounts receivable, trade, net of allowance of $525,248 at September 30, 2003
    and December 31, 2002                                                              7,847,021       5,617,648
  Accounts receivable, joint interest owners, net of allowance of $82,000 at
    September 30, 2003 and December 31, 2002                                             500,144         403,446
  Deferred tax asset                                                                     425,345         832,343
  Derivative financial instruments                                                       557,506
  Other current assets                                                                   774,298         430,930
                                                                                   -------------    ------------

    Total current assets                                                              13,352,703       9,852,543

PROPERTY AND EQUIPMENT, Net - full cost method of accounting for oil and natural gas properties (including unevaluated costs of $7.6 million and $7.9 million
  at September 30, 2003 and December 31, 2002, respectively)                          92,416,400      75,681,772

DEFERRED TAX ASSET                                                                            --          41,338
                                                                                   -------------    ------------

TOTAL ASSETS                                                                       $ 105,769,103    $ 85,575,653
                                                                                   =============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade                                                          $   1,221,853    $  1,533,972
  Accrued liabilities                                                                  7,414,628       3,586,843
  Accrued interest                                                                       133,146         127,698
  Asset retirement obligation                                                             96,249              --
  Derivative financial instruments                                                            --       1,293,840
                                                                                   -------------    ------------

    Total current liabilities                                                          8,865,876       6,542,353

ASSET RETIREMENT OBLIGATION                                                            1,321,274              --

DEFERRED INCOME TAXES                                                                  2,079,289              --

LONG-TERM DEBT                                                                        30,000,000      20,500,000
                                                                                   -------------    ------------

    Total liabilities                                                                 42,266,439      27,042,353
                                                                                   -------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and
     outstanding                                                                              --              --
  Common stock, $0.01 par value; 25,000,000 shares authorized; 9,531,001 and
     9,416,254 shares issued and outstanding at September 30, 2003 and December
     31, 2002, respectively                                                               95,310          94,163
  Additional paid-in capital                                                          57,068,576      56,663,626
  Retained earnings                                                                    6,421,676       2,616,507
  Accumulated other comprehensive loss                                                   (82,898)       (840,996)
                                                                                   -------------    ------------

    Total stockholders' equity                                                        63,502,664      58,533,300
                                                                                   -------------    ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 105,769,103    $ 85,575,653
                                                                                   =============    ============


          See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                          Three Months Ended              Nine Months Ended
                                                            September 30,                   September 30,
                                                     ----------------------------    ----------------------------
                                                         2003            2002            2003            2002
                                                     ------------    ------------    ------------    ------------
OIL AND NATURAL GAS REVENUE                          $  8,894,538    $  5,164,987    $ 23,727,703    $ 16,504,733

OPERATING EXPENSES:
  Lifting costs                                           597,550         610,482       1,743,352       1,807,291
  Severance and ad valorem taxes                          561,787         437,181       1,602,846       1,323,144
  Depletion, depreciation and amortization              3,712,235       2,691,767       9,289,591       8,218,496
  Accretion expense                                        14,799              --          44,652              --
  General and administrative expenses:
    Deferred compensation - repriced options                   --           3,688              --           3,385
    Deferred compensation - restricted stock               93,604          88,264         270,043         298,877
    Other general and administrative                    1,157,259         989,204       3,844,277       3,598,415
                                                     ------------    ------------    ------------    ------------

    Total operating expenses                            6,137,234       4,820,586      16,794,761      15,249,608
                                                     ------------    ------------    ------------    ------------

OPERATING INCOME                                        2,757,304         344,401       6,932,942       1,255,125

OTHER INCOME AND EXPENSE:
  Interest income                                           8,292           2,887          13,440          10,032
  Interest expense, net                                  (128,651)        (83,847)       (470,086)       (134,534)
                                                     ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                 2,636,945         263,441       6,476,296       1,130,623

INCOME TAX EXPENSE                                       (946,109)       (107,149)     (2,313,302)       (417,254)
                                                     ------------    ------------    ------------    ------------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE                                                1,690,836         156,292       4,162,994         713,369

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                         --              --        (357,825)             --
                                                     ------------    ------------    ------------    ------------

NET INCOME                                           $  1,690,836    $    156,292    $  3,805,169    $    713,369
                                                     ============    ============    ============    ============

BASIC EARNINGS PER SHARE:
Net Income before cumulative effect of accounting
   change                                            $       0.18    $       0.02    $       0.44    $       0.08
Cumulative effect of accounting change                         --              --           (0.04)             --
                                                     ------------    ------------    ------------    ------------

Basic earnings per share                             $       0.18    $       0.02    $       0.40    $       0.08
                                                     ============    ============    ============    ============

DILUTED EARNINGS PER SHARE:
 Net Income before cumulative effect of accounting
  change                                             $       0.17    $       0.02    $       0.43    $       0.07
Cumulative effect of accounting change                         --              --           (0.04)             --
                                                     ------------    ------------    ------------    ------------
Diluted earnings per share                           $       0.17    $       0.02    $       0.39    $       0.07
                                                     ============    ============    ============    ============

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                          9,523,648       9,404,473       9,488,896       9,373,831
                                                     ============    ============    ============    ============

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                          9,869,379       9,595,531       9,697,890       9,624,455
                                                     ============    ============    ============    ============


          See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                           Nine Months Ended September 30,
                                                                                           -------------------------------
                                                                                               2003               2002
                                                                                           ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                 $  3,805,169       $    713,369
Adjustments to reconcile net income to net cash provided by operating activities:
    Cumulative effect of accounting change                                                      357,825                 --
    Deferred income taxes                                                                     2,313,302            417,254
    Depletion, depreciation and amortization                                                  9,289,591          8,218,496
    Accretion expense                                                                            44,652                 --
    Amortization of deferred loan costs                                                              --             76,031
    Deferred compensation                                                                       270,043            302,262
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable, trade                                        (2,915,624)           481,871
    Increase in accounts receivable, joint interest owners                                      (96,698)          (421,403)
    Increase in other assets                                                                   (343,368)          (448,676)
    Decrease in accounts payable, trade                                                        (312,119)          (216,650)
    Increase (decrease) in accrued liabilities                                                3,879,236         (2,205,288)
    Increase in accrued interest payable                                                          5,448            123,600
                                                                                           ------------       ------------

      Net cash provided by operating activities                                              16,297,457          7,040,866
                                                                                           ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and natural gas property and equipment additions                                      (25,531,943)       (15,239,299)
  Proceeds from the sale of oil and natural gas properties                                      330,096            268,106
                                                                                           ------------       ------------

      Net cash used in investing activities                                                 (25,201,847)       (14,971,193)
                                                                                           ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from long-term debt                                                             10,700,000          8,500,000
  Payments of long-term debt                                                                 (1,200,000)          (500,000)
  Net proceeds from issuance of common stock                                                     84,603             52,140
                                                                                           ------------       ------------

      Net cash provided by financing activities                                               9,584,603          8,052,140
                                                                                           ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       680,213            121,813

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                2,568,176            793,287
                                                                                           ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $  3,248,389       $    915,100
                                                                                           ============       ============


          See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                   Accumulated
                                 Common Stock         Additional                     Other            Total
                             ---------------------     Paid-in        Retained    Comprehensive    Stockholders'
                              Shares       Amount      Capital        Earnings        Loss            Equity
                             ----------   --------   ------------   -----------   -------------    -------------
BALANCE,
 DECEMBER 31,
 2002                         9,416,254   $ 94,163   $ 56,663,626   $ 2,616,507   $    (840,996)   $  58,533,300

Exercise of stock
  options                        29,000        290         84,313            --              --           84,603

Issuance of stock                85,747        857         50,594            --              --           51,451

Deferred compensation
  expense                            --         --        270,043            --              --          270,043

Change in valuation of
  hedging instruments                --         --             --            --         758,098          758,098

Net income                           --         --             --     3,805,169              --        3,805,169
                             ----------   --------   ------------   -----------   -------------    -------------

BALANCE,
  SEPTEMBER 30, 2003          9,531,001   $ 95,310   $ 57,068,576   $ 6,421,676   $     (82,898)   $  63,502,664
                             ==========   ========   ============   ===========   =============    =============

          See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The financial statements included herein have been prepared by Edge Petroleum Corporation, a Delaware corporation ("we", "our", "us" or the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

         RECLASSIFICATIONS - Certain prior period amounts have been reclassified to conform to the current period's presentation.

         ASSET RETIREMENT OBLIGATION - The Company records a liability for legal obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred in accordance with Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". The Company adopted this policy effective January 1, 2003, using a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated accretion and depletion. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and gas properties are increased. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset.

         At January 1, 2003, the Company recorded the present value of its future Asset Retirement Obligations ("ARO") for oil and natural gas property and related equipment. The cumulative effect of the adoption of SFAS No. 143 and the change in accounting principle was a charge to net income during the first quarter of 2003 of $357,825, net of taxes of $192,675. The changes to the ARO during the period ended September 30, 2003 are as follows:

                                                         Three Months         Nine Months
                                                       Ended September      Ended September
                                                           30, 2003             30, 2003
                                                       ---------------      ---------------
ARO, Beginning of Period                               $     1,026,362      $       942,736
Liabilities incurred in the current period                     440,805              504,292
Liabilities settled in the current period                      (64,443)             (64,443)
Accretion expense                                               14,799               44,652
Revisions                                                           --               (9,714)
                                                       ---------------      ---------------
ARO, End of Period                                     $     1,417,523      $     1,417,523
                                                       ===============      ===============

         ARO liabilities incurred during the quarter ended September 30, 2003 include obligations assumed for approximately 80 wells acquired in South Texas on September 30, 2003. See Note 9. Liabilities settled during the quarter ended September 30, 2003 included 11 wells that were plugged.

         The following table summarizes the pro forma net income and earnings per share for the three-month and nine-month periods ended September 30, 2002 had SFAS 143 been adopted by the Company on January 1, 2002.

                                    For the three months ended        For the nine months ended
                                        September 30, 2002                September 30, 2002
                                  -------------------------------    -----------------------------
                                   As Reported       Pro Forma        As Reported      Pro Forma
                                  -------------    --------------    -------------   -------------
Net income                        $     156,292    $      148,208    $     713,369   $     344,587
Net income per share, basic       $        0.02    $         0.02    $        0.08   $        0.04
Net income per share, diluted     $        0.02    $         0.02    $        0.07   $        0.04


         Had the Company applied the provisions of SFAS No. 143 as of January 1, 2002 the pro forma amount of the ARO would have been $882,537.


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

         In accordance with the full cost method of accounting, the Company capitalizes a portion of interest expense on borrowed funds. Employee related costs that are directly attributable to exploration and development activities are also capitalized. These costs are considered to be direct costs based on the nature of their function as it relates to the exploration and development function.

         Oil and natural gas properties are amortized using the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs. Oil and natural gas properties include costs of $7.6 million and $7.9 million at September 30, 2003 and December 31, 2002, respectively, which were excluded from capitalized costs being amortized. Unevaluated properties are evaluated periodically for impairment on a property-by-property basis. If the results of an assessment indicate that an unproved property is impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. The amortizable base includes estimated future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage values.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review of impairment. The new standard also requires that, at a minimum, all intangible assets be aggregated and presented as a separate line item in the balance sheet.

         A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 141 requires registrants to classify the costs of mineral rights associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Company has included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 141 requires oil and gas companies to classify costs of mineral rights associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, the Company would be required to reclassify approximately $21.4 million and $8.8 million at September 30, 2003 and December 31, 2002, respectively, out of oil and gas properties and into a separate intangible assets line item. These costs include those to acquire contract based drilling and mineral use rights such as delay rentals, lease bonuses, commissions and brokerage fees, and other leasehold costs. The Company's cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full cost accounting rules, as allowed by SFAS No. 142. Further, the

Company does not believe the classification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have any impact on the Company's compliance with covenants under its debt agreements.

         In addition, the capitalized costs of oil and natural gas properties are subject to a "ceiling test," whereby to the extent that such capitalized costs subject to amortization in the full cost pool (net of accumulated depletion, depreciation and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to expense. Once incurred, an impairment of oil and natural gas properties is not reversible at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with the Company's quarterly filings with the SEC. No adjustment related to the ceiling test was required during the nine-month periods ended September 30, 2003 or 2002.

         In May 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 103, "Update of Codification of Staff Accounting Bulletins." SAB No. 103 revises or rescinds portions of the interpretive guidance included in the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in accounting principles generally accepted in the United States of America, as well as SEC rulemaking. As specifically related to oil and gas producing activities, it requires the inclusion of derivative instruments qualifying as cash flow hedges, in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", in the computation of limitation on capitalized costs. In the second quarter of 2003, the Company adopted these provisions and included the effects of hedge gains and losses in the ceiling test.

         Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

         STOCK-BASED COMPENSATION - The Company accounts for stock compensation plans under the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation expense is recognized for stock options that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. As allowed by SFAS No. 123, "Accounting for Stock Based Compensation," the Company has continued to apply APB Opinion No. 25 for purposes of determining net income. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

         Had compensation expense for stock-based compensation been determined based on the fair value at the date of grant, the Company's net income, earnings available to common stockholders and earnings per share would have been reduced and the stock-based compensation cost would have been increased to the pro forma amounts indicated below:

                                                    Three Months Ended               Nine Months Ended
                                                       September 30,                  September 30,
                                               ----------------------------    ----------------------------
                                                   2003            2002            2003            2002
                                               ------------    ------------    ------------    ------------
Net income as reported                         $  1,690,836    $    156,292    $  3,805,169    $    713,369
  Add:
    Stock based employee compensation
    expense included in reported net
    income, net of related income tax                    --           2,188              --           2,136
  Deduct:
    Total stock based employee
    compensation expense
    determined under fair value
    based method for all awards, net
    of related income tax                           (53,769)        (70,712)       (168,030)       (197,285)
                                               ------------    ------------    ------------    ------------
Pro forma net income                           $  1,637,067    $     87,768    $  3,637,139    $    518,220
                                               ============    ============    ============    ============

Earnings Per Share:
     Basic - as reported                       $       0.18    $       0.02    $       0.40    $       0.08
     Basic - pro forma                                 0.17            0.01            0.38            0.06

     Diluted - as reported                     $       0.17    $       0.02    $       0.39    $       0.07
     Diluted - pro forma                               0.17            0.01            0.38            0.05

         The Company is also subject to reporting requirements of FASB Interpretation No. ("FIN") 44, "Accounting for Certain Transactions involving Stock Compensation" that requires a non-cash charge to deferred compensation expense if the market price of the Company's common stock at the end of a reporting period is greater than the exercise price of certain stock options. After the first such adjustment is made, each subsequent period is adjusted upward or downward to the extent that the market price exceeds the exercise price of the options. The charge is related to non-qualified stock options granted to employees and directors in prior years and re-priced in May 1999, as well as certain options newly issued in conjunction with the repricing. No adjustments related to FIN 44 were required during the nine-month period ended September 30, 2003. A charge of $3,688 and $3,385 related to FIN 44 was required during the three and nine months ended September 30, 2002, respectively.

ACCOUNTING PRONOUNCEMENTS

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. This statement did not impact the Company for the nine-month period ended September 30, 2003.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 established standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. This statement did not impact any of the Company's financial instruments.

         During 2002, the FASB issued two interpretations that could impact the
Company: FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and FIN 46 "Consolidation of Variable Interest Entities." There was no current impact of FIN 45 on the Company's financial position or results of operations. FIN 46 requires an entity to consolidate a variable interest entity if it is the primary beneficiary of the variable interest entity's activities. The primary beneficiary is the party that absorbs a majority of the expected losses, receives a majority of the expected residual returns, or both, from the variable interest entity's activities. Upon its issuance, FIN 46 was applicable immediately to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created, or interests in variable interest entities obtained, on or before February 1, 2003, FIN 46 is required to be applied in the fourth quarter of 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 also requires certain disclosures of an entity's relationship with variable interest entities. The Company is continuing the process of examining all of its ownership interests to determine the necessary disclosures and procedures for complying with FIN 46.

         The Company shares interests with related parties in a variety of different partnership and joint venture entities in order to share the rewards of ownership in certain oil and natural gas royalties. The Company does not provide supplemental financial support to these entities nor does it have voting rights. In general, these entities are structured such that the voting and sharing ratios in these entities are consistent with the allocation of the entities' distributions of cash from royalty revenues. The Company does not anticipate that it will be impacted by FIN 46 because there is no investment in or obligation to share in future capital requirements of these entities. On September 2, 2003, the Company sold its interests in two of these entities. See
Note 8.

         The Company does not expect the adoption of any of the above-mentioned standards to have a material impact on the Company's future financial condition or results of operations.


2.  LONG TERM DEBT

           During the nine months ended September 30, 2003, the Company borrowed $10.7 million and made repayments of $1.2 million under the Company's credit facility (the "Credit Facility") and as of September 30, 2003, $30.0 million was outstanding under the credit facility. Borrowings under the Credit Facility bear interest at a rate equal to prime plus 0.50% or LIBOR plus 2.75%. The Company chooses which interest rate will be applied to a specific borrowing. The Credit Facility matures January 2, 2005 and is secured by substantially all of the Company's assets.

           Effective September 30, 2003, the borrowing base was increased to $32.0 million. The borrowing base is not subject to automatic reductions at this time. The Company expects the borrowing base to be redetermined following the completion of the proposed merger with Miller Exploration Company. See Note 10.

           The Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of oil and natural gas properties or other collateral, and engaging in merger or consolidation transactions. The Credit Facility also prohibits dividends and certain distributions of cash or properties and certain liens. The Credit Facility also contains certain financial covenants. The EBITDA to Interest Expense Ratio requires that (a) consolidated EBITDA, as defined in the agreement, for the four fiscal quarters then ended to (b) consolidated interest expense for the four fiscal quarters then ended, to not be less than 3.5 to 1.0. EBITDA was part of a negotiated covenant with the Company's lender and is presented here to define the Company's requirements to comply with that covenant. The Working Capital ratio requires that the amount of consolidated current assets less consolidated liabilities, as defined in the agreement, be at least $1.0 million. The Allowable Expenses ratio requires that (a) the aggregate amount of year-to-date consolidated general and administrative expenses for the period from January 1 of such year through the fiscal quarter then ended to (b) year-to-date consolidated oil and gas revenue, net of hedging activity, for the period from January 1 of such year through the fiscal quarter then ended, to be less than 0.40 to 1.0. At September 30, 2003, the Company was in compliance with the above-mentioned covenants.

3.  OTHER COMPREHENSIVE INCOME

            In accordance with SFAS No. 130, "Reporting Other Comprehensive Income", the following are the components of other comprehensive income for the three and nine months ended September 30, 2003 and 2002:


                                                     Three Months Ended             Nine Months Ended
                                                        September 30,                 September 30,
                                                ---------------------------    ---------------------------
                                                    2003           2002            2003           2002
                                                ------------   ------------    ------------   ------------
     Net income                                 $  1,690,836   $    156,292    $  3,805,169   $    713,369

       Other comprehensive income
         (loss), net of taxes:
         Unrealized hedge derivative
           fair value gain (loss), net (1)         1,000,658       (163,741)        120,140       (163,741)
         Reclassification to earnings
           of realized gain (loss)
           upon settlement of hedge
           derivative contracts, net (2)             171,792        (68,889)        637,958        (68,889)
                                                ------------   ------------    ------------   ------------
       Total other comprehensive                   1,172,450       (232,630)        758,098       (232,630)
         income (loss)
                                                ------------   ------------    ------------   ------------

     Total comprehensive income (loss)          $  2,863,286   $    (76,338)   $  4,563,267   $    480,739
                                                ============   ============    ============   ============

     Income tax expense (benefit):
     (1)                                             628,482        (91,149)         64,499        (91,149)
     (2)                                             107,897        (38,349)        342,499        (38,349)


4.  EARNINGS PER SHARE

         The Company accounts for earnings per share in accordance with SFAS No. 128 - "Earnings per Share," which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method.

         The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128, for the three-month and nine-month periods ended September 30, 2003 and 2002:

                               Three Months Ended September 30, 2003              Three Months Ended September 30, 2002
                         -----------------------------------------------     ----------------------------------------------
                                                                                                                    Per
                            Income             Shares         Per Share         Income            Shares           Share
                          (Numerator)       (Denominator)       Amount       (Numerator)       (Denominator)       Amount
                         -------------      -------------     ----------     -----------       -------------      ---------
BASIC EPS
Income available to
 common stockholders     $   1,690,836          9,523,648     $     0.18         156,292           9,404,473      $    0.02
Effect of dilutive
 securities:
Restricted stock                    --            112,451             --              --             122,637             --
Common stock options                --            183,756          (0.01)             --              68,421             --
Warrants                            --             49,524             --              --                  --             --
                         -------------      -------------     ----------     -----------       -------------      ---------
DILUTED EPS
Income available to
 common stockholders     $   1,690,836          9,869,379     $     0.17     $   156,292           9,595,531      $    0.02
                         =============      =============     ==========     ===========       =============      =========

                              Nine Months Ended September 30, 2003                 Nine Months Ended September 30, 2002
                         -----------------------------------------------     ----------------------------------------------
                                                                                                                    Per
                            Income             Shares         Per Share         Income            Shares           Share
                          (Numerator)       (Denominator)       Amount       (Numerator)       (Denominator)       Amount
                         -------------      -------------     ----------     -----------       -------------      ---------
BASIC EPS
Income available to
 common stockholders     $   3,805,169          9,488,896     $     0.40     $   713,369           9,373,831      $    0.08
Effect of dilutive
 securities:
Restricted stock                    --            104,912          (0.01)             --             141,484          (0.01)
Common stock options                --            104,082             --              --             109,140             --
Warrants                            --                 --             --              --                  --             --
                         -------------      -------------     ----------     -----------       -------------      ---------
DILUTED EPS
Income available to
 common stockholders     $   3,805,169          9,697,890     $     0.39     $   713,369           9,624,455      $    0.07
                         =============      =============     ==========     ===========       =============      =========


5.  INCOME TAXES

         The Company accounts for income taxes under the provisions of SFAS No. 109 - "Accounting for Income Taxes," which provides for an asset and liability approach in accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

         The Company currently estimates that its effective tax rate for the year ending December 31, 2003 will be approximately 35.7%. A provision for income taxes of $2.3 million and $0.4 million was reported for the nine months ended September 30, 2003 and 2002, respectively.


6.  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

         A summary of non-cash investing and financing activities for the nine months ended September 30, 2003 and 2002 is presented below:

                                                                 Number of
                                                                  shares          Fair Market
    Description                                                   issued             Value
------------------------------------------------------------     ---------        -----------
NINE MONTHS ENDED SEPTEMBER 30, 2003:
  Shares issued to satisfy restricted stock grants                  73,962        $   390,238
  Shares issued to fund the Company's matching
    contribution under the Company's 401 (k) plan                   11,785        $    51,451
NINE MONTHS ENDED SEPTEMBER 30, 2002:
  Shares issued to satisfy restricted stock grants                  75,537        $   407,369
  Shares issued to fund the Company's matching
    contribution under the Company's 401 (k) plan                   10,238        $    49,995

         The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         Supplemental Disclosure of Cash Flow Information

                                                                    For the Nine Months Ended
                                                                        September 30,
                                                              ----------------------------------
                                                                  2003                2002
                                                              --------------      --------------
Cash paid during the period for:
  Interest, net of amounts capitalized                        $      336,939      $           --

         Interest paid for the nine months ended September 30, 2003 and 2002 excludes amounts capitalized of $189,697 and $505,042, respectively. The Company paid no income taxes in 2003 or 2002.


7.  HEDGING ACTIVITIES

         Due to the volatility of oil and natural gas prices, the Company periodically enters into price risk management transactions (e.g., swaps, collars and floors) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits the Company's ability to benefit from increases in the price of oil and natural gas, it also reduces the Company's potential exposure to adverse price movements. The Company's hedging arrangements, to the extent it enters into any, apply to only a portion of its production and provide only partial price protection against declines in oil and natural gas prices and limits the Company's potential gains from future increases in prices. The Company's Board of Directors sets all of the Company's hedging policies, including volumes, types of instruments and counterparties, on a quarterly basis. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation and concurrence by the President and Chairman of the Board. The Company accounts for these transactions as hedging activities and, accordingly, realized gains and losses are included in oil and natural gas revenue during the period the hedged transactions occur.

         The following table reflects the impact of the Company's hedging activities on oil and natural gas revenue for the nine months ended September 30, 2003 and 2002:

                                                                                   Realized Hedge Gain (Loss)
                                                                               ----------------------------------
                        Effective Dates                                         Nine Months Ended September 30,
                     -----------------------                      MMBtu        ----------------------------------
   Hedge                                         Price Per       Volumes
    Type               Beg.         Ending         MMBtu         Per Day             2003               2002
------------         --------    -----------    ------------    ----------     ---------------    ---------------
Natural Gas           1/1/03       12/31/03       $4.00 -           10,000     $    (4,178,950)   $            --
 Collar                                             $4.25
Natural Gas                                       $5.00-
 Collar               6/1/03        9/30/03         $6.50            2,000              18,600                 --
Natural Gas
 Floor                4/1/02        6/30/02       $2.65             18,000                  --           (163,800)
Natural Gas Swap      9/1/02       12/31/02       $3.59              5,000                  --             42,000
Natural Gas Swap      9/1/02        12/3/02       $3.685             5,000                  --             56,250
                                                                               ---------------    ---------------
                                                                               $    (4,160,350)   $       (65,550)
                                                                               ===============    ===============


         The Company's current hedging activities for natural gas are entered into on a per MMbtu delivered price basis, with settlement for each calendar month occurring five business days following the expiration date.

         In August 2003, the Company purchased natural gas options that cover 10,000 MMbtus per day for the period January 1, 2004 to December 31, 2004 at a floor of $4.50 per MMbtu and a ceiling of $7.00 per MMbtu for the first and fourth quarters of 2004 and $6.00 per MMbtu for the second and third quarters of 2004 for a cost of $686,250. At September 30, 2003 the market value of this instrument was approximately $1.0 million and is included in current assets.

         In April 2003, the Company entered into a natural gas collar covering 2,000 MMbtu per day for the period June 1, 2003 to September 30, 2003 with a floor of $5.00 per MMbtu and a ceiling of $6.50 per MMbtu. The natural gas collar expired with no additional cost to the Company.

         In October 2002, the Company entered into a natural gas collar that covered 10,000 MMbtus per day for the period January 1, 2003 to December 31, 2003 at a floor of $4.00 per MMbtu and a ceiling of $4.25 per MMbtu. At September 30, 2003, the market value of this outstanding hedge was a loss of approximately $(0.5) million and is included in current assets.

         In August 2002, the Company entered into a fixed float index swap on 5,000 MMbtus per day at $3.59 per MMbtu for the period September 1, 2002 through December 31, 2002 and into a second fixed float index swap on an additional 5,000 MMbtus per day at $3.685 per MMbtu for the period September 1, 2002 through December 31, 2002. These two swap transactions resulted in a gain from hedging activity of $98,250 for the three months ended September 30, 2002.

         In March 2002, the Company purchased a floor on 18,000 MMbtus per day at $2.65 per MMbtu for the period April 1, 2002 through June 30, 2002, at a cost of $163,800. The floor structure provided a minimum realized price for the protected volume yet preserved any upside in gas prices. The natural gas floor expired with no additional cost to the Company.


8.  RELATED PARTY TRANSACTIONS

         Essex Royalty Joint Ventures -- A company wholly owned by a director of the Company is the general partner of each of Essex Royalty Limited Partnership ("Essex I L.P.") and Essex Royalty Limited Partnership II ("Essex II L.P."). In 1992 and 1994 a predecessor partnership of the Company entered into Joint Venture Agreements (the "Essex I Joint Venture" and "Essex II Joint Venture") with respect to the purchase of certain royalty and non-operating interests in oil and natural gas properties. The Company previously served as manager of the Essex I and II Joint Ventures. Effective January 1, 2001, a director of the Company and a company wholly owned by that director assumed the Company's duties as manager of the Essex I and II Joint Ventures. Initially, Essex I and II, L.P. received 100% of all cash distributions pursuant to the sharing ratios until a certain payout amount had been recouped as defined in the Essex I and II Joint Venture Agreements, as amended, at which time the sharing ratios shifted to pay 40% and 25%, respectively, to the Company.

         Essex I and II Joint Ventures own royalty and overriding royalty interests in various wells operated by the Company. The Company had not provided supplemental financial support to these entities nor did it have voting rights. In general, these entities were structured such that the sharing ratios in these entities were consistent with the allocation of the entities' distributions of cash from royalty revenues. On September 2, 2003, the Company sold its interests in both partnerships to a third party for $275,000. The Company did not retain any interest or rights with respect to these entities. The proceeds of the sale were recorded as an adjustment to capitalized property costs.


9.  CAPITAL ADDITIONS

         On September 30, 2003 the Company closed the acquisition of oil and gas properties in its core South Texas area for $8.9 million. The Company funded the acquisition from existing working capital and borrowings under its existing credit facility.

         Based upon the Company's reserve assessment, the acquisition added approximately 6.0 Bcfe, at closing, of proved reserves. Estimated current daily production is 1.7 MMcfe. The reserves and production stream are approximately 81% natural gas.

         On August 26, 2003, the Company entered into a new exploration venture to jointly explore for oil and natural gas in the Southeastern New Mexico portion of the Permian Basin with two private oil and gas companies, Pure Energy Group and Chisos Ltd. Edge and its co-explorers agreed to the establishment of an area of mutual interest (the "AMI") covering all of Eddy and Lea Counties, as well as a portion of southern Chaves County. Within the AMI, Pure and Chisos own approximately 47,000 gross (27,000 net) acres of mineral fee and leasehold, which they have committed to the exploration venture.


         The Company will act as operator for the exploration venture and earn, subject to fulfillment of certain obligations, an assignment of an undivided 50% working interest and a 37.5% net revenue interest, proportionately reduced, in all acreage owned in the AMI. In order to earn the interests in the AMI properties, the Company will pay a total fee of $2.7 million, $1.0 million paid at closing and the balance to be paid in 17 equal monthly installments, and commit to the drilling of four Grayburg/San Andres and six Atoka/Morrow wells within a 12 month time period. In addition to the fee, the Company will carry Pure and Chisos for certain costs in the obligation wells. All subsequent wells, new leasehold acreage and any other acquisitions will be done on a pro-rata basis by all parties.


10. PROPOSED MERGER

         On May 29, 2003 the Company announced that it had entered into a definitive agreement pursuant to which it would acquire 100% of the outstanding common stock of Miller Exploration Company ("Miller") (the merger). Miller is an independent oil and gas exploration and production company with exploration efforts concentrated primarily in the Mississippi Salt Basin of central Mississippi. The acquired Miller properties are estimated to contain at least
6.8 billion cubic feet equivalent of proved reserves at December 31, 2002, of which approximately 74% was natural gas and 94% was classified as proved developed and the remaining amounts were classified as proved undeveloped. Miller operates the majority of its properties. The gross acreage position is approximately 289,088 acres in the United States at December 31, 2002.

         The transaction is subject to stockholder approval from both companies and other customary conditions. Upon closing, the merger will be accounted for as a purchase of Miller by the Company in a stock-for-stock transaction.

         Under the terms of the merger agreement, based on the number of shares of Miller common stock outstanding as of October 31, 2003 and given a merger ratio of between 1.22 and 1.30 shares of the Company's common stock for each share of Miller common stock, the Company would issue between approximately 2,597,475 and 2,767,801 shares of the Company's common stock in the merger. The merger ratio will be finally determined based on the average closing price of the Company's common stock over a 20-day period ending five days prior to the date of the Miller stockholder meeting, which is scheduled for December 4, 2003. Based upon the average closing price of the Company's common stock over the 20 trading day period ending October 29, 2003 and the number of shares of Miller common stock outstanding on October 31, 2003 of 2,129,078, Miller stockholders would have received approximately 2,597,475 shares of the Company's common stock in the merger and the total shares of the Company common stock outstanding after this transaction would total approximately 12,148,666. The aggregate value of the transaction will include transaction costs of approximately $0.7 million. The merger is expected to qualify as a tax free reorganization under Section 368(a) of the Internal Revenue Code. Accordingly, the merger is expected to be tax free to the Company's stockholders and for the stock portion of the consideration received by Miller stockholders.

         The special meeting of stockholders for both companies is scheduled for December 4, 2003 to vote upon the transaction. Assuming a merger ratio of 1.22 (which would be the merger ratio if the Miller stockholder's meeting were to be held on November 14, 2003), after the merger is consummated, Miller common stockholders would own approximately 21% of the combined company and Edge stockholders would own approximately 79% of the combined company. If the transaction is not completed, merger costs incurred and capitalized in oil and natural gas properties, through September 30, 2003 totaling approximately $500,000 will be expensed. Additionally, in the event of certain terminations of the Merger Agreement, a fee of $345,000 and reimbursement of costs, not to exceed $500,000, would be required to be paid to Miller and expensed.

11. SUBSEQUENT EVENTS

         Subsequent to September 30, 2003, the Company announced its intent to acquire certain South Texas oil and gas properties with an estimated 0.5 to 1.0 Bcfe of proved reserves, and allowing the Company to take over operations in wells where it is currently a minority owner and accelerate the drilling of a proved undeveloped opportunity. This acquisition is expected to close in the fourth quarter of 2003.


12. COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of significant factors that have affected certain aspects of our financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q and with our audited consolidated financial statements included in our annual report on Form 10-K/A for the year ended December 31, 2002.


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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Key estimates used by management include revenue and expense accruals, environmental costs, depletion, depreciation, and amortization, asset impairment and fair values of assets acquired. Significant accounting policies that we employ are presented in the notes to the consolidated financial statements.

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

         Oil and natural gas properties are amortized using the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs. Oil and natural gas properties include costs of $7.6 million and $7.9 million at September 30, 2003 and December 31, 2002, respectively, which were excluded from capitalized costs being amortized. Unevaluated properties are evaluated periodically for impairment on a property-by-property basis. If the results of an assessment indicate that an unproved property is impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. The amortizable base includes estimated future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage values.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review of impairment. The new standard also requires that, at a minimum, all intangible assets be aggregated and presented as a separate line item in the balance sheet. The initial adoption of SFAS No. 141 and 142 had no impact on our financial position or results of operations.

         A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 141 requires registrants to classify the costs of mineral rights associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, we have included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 141 requires oil and gas companies to classify costs of mineral rights associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, we would be required to reclassify approximately $21.4 million and $8.8 million at September 30, 2003 and December 31, 2002, respectively, out of oil and gas properties and into a separate intangible assets line item. These costs include those to acquire contract based drilling and mineral use rights such as delay rentals, lease bonuses, commissions and brokerage fees, and other leasehold costs. Our cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full cost accounting rules, as allowed by SFAS No. 142. Further, we do not believe the classification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have any impact on our compliance with covenants under our debt agreements.

         We adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. The statement required us to record a liability for the fair value of our dismantlement and abandonment costs, excluding salvage values. When the liability was initially recorded, we increased the carrying amount of the related oil and natural gas properties. Accretion of the liability is recognized each period and the capitalized cost is depleted over the useful life of the related asset.

         In addition, the capitalized costs of oil and natural gas properties are subject to a "ceiling test," whereby to the extent that such capitalized costs subject to amortization in the full cost pool (net of accumulated depletion, depreciation and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to expense. Once incurred, an impairment of oil and natural gas properties is not reversible at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with our quarterly filings with the Securities and Exchange Commission ("SEC"). No adjustment related to the ceiling test was required during the nine-month periods ended September 30, 2003 or 2002.

         In May 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 103, "Update of Codification of Staff Accounting Bulletins." SAB No. 103 revises or rescinds portions of the interpretive guidance included in the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in accounting principles generally accepted in the United States of America, as well as SEC rulemaking. As specifically related to oil and gas producing activities, it requires the inclusion of derivative instruments qualifying as cash flow hedges, in accordance with SFAS No. 133, in the computation of limitation on capitalized costs. In the second quarter of 2003, we adopted these provisions and included the effects of hedge gains and losses in the ceiling test.

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

DERIVATIVES AND HEDGING ACTIVITIES

         Due to the volatility of oil and natural gas prices, we have periodically entered into price risk management transactions (e.g., swaps, collars and floors) for a portion of our oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits our ability to benefit from increases in the price of oil and natural gas, it also reduces our potential exposure to adverse price movements. Our hedging arrangements, to the extent we enter into any, apply to only a portion of our production and provide only partial price protection against declines in oil and natural gas prices and limits our potential gains from future increases in prices. Our Board of Directors sets all of our hedging policies, including volumes, types of instruments and counterparties, on a quarterly basis. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation and concurrence by the President and Chairman of the Board. We account for these transactions as hedging activities and, accordingly, realized gains and losses are included in oil and natural gas revenue during the period the hedged transactions occur.

         We adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. The statement, as amended by SFAS No. 137 and SFAS No. 138, requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives be reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or firm commitment, then the changes in the fair value of the derivative instrument will generally be offset in the income statement by the change in the item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows then the changes in the fair value of the derivative instrument will generally be reported in accumulated other comprehensive income (AOCI). The gains and losses on the derivative instrument that are reported in AOCI will be reclassified to earnings in the period in which the hedged transaction occurs.

         To date, all derivative contracts entered into have been to hedge the variability of cash flow to be received (cash flow hedges). In accordance with SFAS No. 133, we formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking various hedge transactions. We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are expected to be highly effective in offsetting changes in cash flows of hedged transactions. All of our derivative instruments at September 30, 2003 were designated and effective as cash flow hedges. In the event it is determined that the use of a particular derivative may not be or has ceased to be effective in pursuing a hedging strategy, hedge accounting would be discontinued prospectively.

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

STOCK-BASED COMPENSATION

         We account for stock compensation plans under the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation expense is recognized for stock options that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. As allowed by SFAS No. 123, "Accounting for Stock Based Compensation," we have continued to apply APB Opinion No. 25 for purposes of determining net income. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

         We are also subject to reporting requirements of FASB Interpretation No. (FIN) 44, "Accounting for Certain Transactions involving Stock Compensation" that requires a non-cash charge to deferred compensation expense if the market price of our common stock at the end of a reporting period is greater than the exercise price of certain stock options. After the first such adjustment is made, each subsequent period is adjusted upward or downward to the extent that the market price exceeds the exercise price of the options. The charge is related to non-qualified stock options granted to employees and directors in prior years and re-priced in May 1999, as well as certain options newly issued in conjunction with the repricing. No adjustments related to FIN 44 were required during the nine-month period ended September 30, 2003.

OVERVIEW

         The following matters had a significant impact on our results of operations and financial position for the nine months ended September 30, 2003:

         Commodity Prices - The average realized price for our production, before the effects of hedging activity, increased 73% from $2.92 per thousand cubic feet of gas equivalent (Mcfe) in the first nine months of 2002 to $5.08 per Mcfe for the comparable period this year.

         Hedging Activity - For the nine months ended September 30, 2003, we realized net losses from hedging activities of $(4.2) million, or $(0.76) per Mcfe. For the nine months ended September 30, 2002, hedging activity resulted in a net realized loss of $(65,600), or $(0.01) per Mcfe.

         Cumulative Effect of Accounting Change - We adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. We used a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated accretion and depletion. The $357,800 cumulative effect of the change in accounting (net of income taxes of $192,700) was reported in the first quarter of 2003.

RESULTS OF OPERATIONS

         REVENUE AND PRODUCTION

         Oil and natural gas revenue for the third quarter of 2003 increased 72% over the same period in 2002 due to both higher average realized prices and increased production. The average realized price for our production (including the impact of hedge activity) was $4.06 per Mcfe for the third quarter of 2003 compared to $2.98 per Mcfe for the same period in 2002. Oil and natural gas production increased 27% from an average of 18.8 MMcfe per day in the third quarter of 2002 to 23.8 MMcfe per day in the same current year period. Natural gas production comprised 79% of total production on an equivalent Mcf basis and contributed 84% of total revenue for the third quarter of 2003. Oil and condensate production was 8% of total production and contributed 10% of total oil and gas revenue while natural gas liquids (NGLs) production comprised 13% of total production and contributed 6% of total oil and gas revenue. In the comparable 2002 period, natural gas production comprised 78% of total production and contributed 79% of total revenue. Oil and condensate production was 10% of total production and 14% of revenue and NGLs production comprised 12% of total production and 7% of total revenue.

         Oil and natural gas production decreased 3% from an average of 20.8 MMcfe per day in the nine-month period ended September 30, 2002 to 20.1 MMcfe per day in the same current year period; however, the impact of higher average realized prices offset the production decrease. Oil and natural gas revenue for the nine months ended September 30, 2003 increased 44% over the same period in 2002. Natural gas production comprised 77% of total production on an equivalent Mcf basis and contributed 81% of total revenue for the nine months ended September 30, 2003. Oil and condensate production was 9% of total production and contributed 12% of total oil and gas revenue while natural gas liquids (NGLs) production comprised 14% of total production and contributed 7% of total oil and gas revenue. In the comparable 2002 period, natural gas production comprised 76% of total production and contributed 78% of total revenue. Oil and condensate production was 11% of total production and 14% of revenue and NGLs production comprised 13% of total production and 8% of total revenue.

         The following table summarizes volume and price information with respect to our oil and gas production for the three-month and nine-month periods ended September 30, 2003 and 2002:

                                                     For the Three Months                     For the Nine Months
                                                     Ended September 30,                      Ended September 30,
                                           -------------------------------------    --------------------------------------
                                                                       Increase                                  Increase
                                              2003          2002      (Decrease)       2003          2002       (Decrease)
                                           ----------    ----------   ----------    ----------    ----------    ----------
Gas Volume - MCFGPD (1)                        18,669        14,717        3,952        15,370        15,693          (323)
Average Gas Price - per MCF (2)            $     4.84    $     2.94   $     1.91    $     5.58    $     3.00    $     2.59
Hedge Loss - per MCF                       $    (0.48)         0.07   $    (0.55)   $    (0.99)   $    (0.02)   $    (0.97)

Oil and Condensate Volume - BPD (3)               325           311           14           310           382           (72)
Average Oil Price - per barrel             $    30.18    $    25.26   $     4.92    $    32.47    $    22.49    $     9.98

Natural Gas Liquids Volume - BPD (3)              536           376          160           482           464            18
Average NGL Price - per barrel             $    10.05    $    10.46   $    (0.41)   $    12.88    $    10.85    $     2.03

----------
(1) MCFGPD - thousand cubic feet of gas per day
(2) Excluding losses from hedging activities
(3) BPD - barrels per day


THIRD QUARTER 2003 COMPARED TO THE THIRD QUARTER 2002

         Natural gas revenue increased 84% from $4.1 million for the third quarter of 2002 to $7.5 million for the same period in 2003 due to a 45% increase in the average price received for our natural gas production. The average natural gas sales price for production in the third quarter of 2003 was $4.36 per Mcf compared to $3.01 per Mcf for 2002. This increase in average price received resulted in increased revenue of approximately $2.3 million (based on current year production). Included within natural gas revenue for the three months ended September 30, 2003 was $(0.8) million representing realized losses from hedging activity that decreased the effective natural gas sales price by $(0.48) per Mcf. During the third quarter of 2002, realized gains from hedging activities totaled $98,250 that increased the effective natural gas price by $0.07 per Mcf. For the three months ended September 30, 2003, natural gas production increased 27% from 14.7 MMCFGPD in 2002 to 18.7 MMCFGPD in 2003 due primarily to production from new wells drilled including the O'Connor Ranch East properties and the Gato Creek properties as well as resumption of production from the Thibodeaux well partially offset by natural declines in production from existing properties. The increase in production for the three months ended September 30, 2003 compared to the same period in 2002 resulted in an increase in revenue of approximately $1.1 million (based on 2002 third quarter average prices).

         Revenue from sales of oil and condensate increased 25% from $0.7 million in the third quarter of 2002 to $0.9 million for the comparable 2003 period, due to higher average realized prices and higher production volumes. The average realized price for oil and condensate in the third quarter of 2003 was $30.18 per barrel, a 19% increase over the third quarter 2002 average price of $25.26 per barrel. This increase in the average realized price received for our oil and condensate production increased revenue $147,200 (based on current quarter production). Production volumes for oil and condensate increased 5% compared to the prior year period to 325 BPD due to the additional oil and condensate production from the Thibodeaux well during the third quarter of 2003 compared to the third quarter of 2002. The increase in production of oil and condensate for the three months ended September 30, 2003 compared to the same period in 2002 resulted in an increase in revenue of approximately $34,100 (based on 2002 third quarter average prices).

         Revenue from sales of NGLs increased from $0.4 million in the third quarter of 2002 to $0.5 million for the comparable 2003 period due to higher production. Production volumes for NGLs increased from 376 BPD in the third quarter of 2002 to 536 BPD for the comparable period in 2003 due primarily to additional production from the Thibodeaux well partially offset by natural declines on the Ibarra and La Jolla Parr wells. This increase in production resulted in an increase in quarterly revenue of $154,000 (based on 2002 third quarter average prices). The average realized price for NGLs in the third quarter of 2003 was $10.05 per barrel compared to $10.46 per barrel for the same period in 2002. This 4% decrease in the average realized price for our NGLs decreased revenue by $20,200 (based on current quarter production).


NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

         Natural gas revenue increased 51% from $12.8 million for the nine-month period ended September 30, 2002 to $19.3 million for the same period in 2003. Significantly higher average prices received for our natural gas production more than offset the decline in production. The average natural gas sales price for production in the nine months ended September 20, 2003 was $4.59 per Mcf compared to $2.98 per Mcf for 2002. This increase in average price received resulted in increased revenue of approximately $6.8 million (based on current year-to-date production). Included within natural gas revenue for the nine months ended September 30, 2003 was $(4.2) million representing realized losses from hedging activity that decreased the effective natural gas sales price by $(0.99) per Mcf. During the nine months ended September 30, 2002, realized losses from hedging activities were $(65,600) that decreased the effective natural gas sales price by $(0.02) per Mcf. For the nine months ended September 30, 2003, natural gas production decreased 2% from 15.7 MMCFGPD in 2002 to 15.4 MMCFGPD in 2003 due primarily to declines in production from existing properties and the delay in the resumption of production from the Thibodeaux well, partially offset by production from new wells drilled including the O'Connor Ranch East properties and the Gato Creek properties. The decrease in production for the nine months ended September 30, 2003 compared to the same period in 2002 resulted in a decrease in revenue of approximately $0.3 million (based on 2002 year-to-date average prices).

         Revenue from sales of oil and condensate increased 17% from $2.3 million in the nine months ended September 30, 2002 to $2.8 million for the comparable 2003 period, due to higher average realized prices. The average realized price for oil and condensate in the nine-month period of 2003 was $32.47 per barrel, a 44% increase over the average price of $22.49 per barrel for the same 2002 period. This increase in the average realized price received for our oil and condensate increased revenue by $845,400 (based on current year-to-date production). Production volumes for oil and condensate decreased 19% from 382 BPD in the nine months ended September 30,

2002 to 310 BPD in the 2003 year-to-date period due primarily to natural declines in production from existing properties. The decrease in production for the nine months ended September 30, 2003 compared to the same period in 2002 resulted in a decrease in revenue of approximately $438,900 (based on 2002 year-to-date average prices).

         Revenue from sales of NGLs increased from $1.4 million in the nine months of 2002 to $1.7 million for the comparable 2003 period due to higher production and average realized prices. The average realized price for NGLs in the nine-month period ended September 30, 2003 was $12.88 per barrel compared to $10.85 per barrel for the same period in 2002. This 19% increase in the average realized price for our NGLs increased revenue by $268,200 (based on current year-to-date production). Production volumes for NGLs increased from 464 BPD in the first nine months of 2002 to 482 BPD for the comparable period in 2003 due to additional production from the Thibodeaux well and our Gato Creek properties. This increase in production resulted in an increase in revenue of $53,900 (based on 2002 year-to-date average prices).


COSTS AND OPERATING EXPENSES

         Lifting costs for the three-month period ended September 30, 2003 totaled $597,600, 2% lower than the same period in 2002. Lifting costs averaged $0.27 per Mcfe for the three-month period ended September 30, 2003 compared to $0.35 per Mcfe in the same prior year period due primarily to changing the mix of production to newer, lower cost wells. For the nine-month period ended September 30, 2003, lifting costs totaled $1.7 million, a 4% decrease compared to the same period in 2002. Lifting costs were $0.32 per Mcfe for the nine-month period ended September 30, 2003 comparable to the prior year period.

         Severance and ad valorem taxes for the three months and nine months ended September 30, 2003 totaled $561,800 and $1,602,800, respectively, compared to $437,200 and $1,323,100 for the comparable prior year periods. The increase is due primarily to higher severance taxes paid on the increased revenue reported for the 2003 periods partially offset by abatements on our Gato Creek properties in South Texas and the Thibodeaux well in Louisiana. On an equivalent production basis, severance and ad valorem taxes averaged $0.26 per Mcfe and $0.29 per Mcfe for the three-month and nine-month periods ended September 30, 2003 compared to $0.25 per Mcfe and $0.23 per Mcfe for the same periods in 2002. The increase in expense per Mcfe for the nine-month period is due primarily to the higher revenue received while production was lower over the comparable period. Severance tax averaged 4.8% of revenue for the nine months ended September 30, 2003 compared to 6.7% for the same period in 2002 due to the tax abatements discussed above.

         Depletion, depreciation and amortization ("DD&A") expense for the three-month and nine-month periods ended September 30, 2003 totaled $3.7 million and $9.3 million, respectively. This compares to $2.7 million and $8.2 million in the same periods of 2002. Depletion expense on our oil and natural gas properties totaled $3.6 million for the third quarter of 2003 compared to $2.5 million for the same period in 2002. Depletion expense on a unit of production basis for the three-month period ended September 30, 2003 was $1.63 per Mcfe compared to $1.46 per Mcfe in the comparable prior year period. For the nine months ended September 30, 2003 depletion on our oil and natural gas properties totaled $8.8 million compared to $7.7 million for the same period in 2002. Depletion expense on a unit of production basis for the nine-month period ended September 30, 2003 was $1.60 per Mcfe compared to $1.36 per Mcfe for the nine months ended September 30, 2002. For the nine months ended September 30, 2003 as compared to the prior year period, an 18% increase in the overall depletion rate increased depletion expense by $1.3 million while lower oil and natural gas production decreased depletion expense by $0.2 million. The increase in the depletion rate was primarily due to a significantly higher amortizable base at September 30, 2003 compared to September 30, 2002. Other DD&A expense totaled $140,100 and $485,800 for the three-month and nine-month periods ended September 30, 2003 compared to the prior period totals of $155,000 and $482,900, respectively.

         Total general and administrative expenses ("G&A") for the third quarter of 2003 increased 16% from the prior year period to $1.3 million. For the nine-month period, G&A increased 5% from $3.9 million in the 2002 period to $4.1 million in the same period of 2003. G&A expenses included charges to deferred compensation related to FIN 44, "Accounting for Certain Transactions involving Stock Compensation," deferred compensation amortization costs related to restricted stock awards granted during 2001, 2002 and 2003 and other G&A costs.

         FIN 44 requires, among other things, a non-cash charge to compensation expense if the price of Edge's common stock on the last trading day of a reporting period is greater than the exercise price of certain options. FIN 44 could also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of the prior period, but not below the exercise price of the options. We adjust deferred compensation expense upward or downward on a monthly basis based on the trading price at the end of each such period as necessary to comply with FIN 44. The adjustment is related only to the non-qualified stock options granted to employees and directors in prior years and re-priced in May of 1999, as well as certain options newly issued in conjunction with the repricing. For the three-month and nine-month periods ended September 30, 2003, no charge or credit was required to comply with FIN 44. Deferred compensation expense related to FIN 44 was a net charge of $3,700 and $3,400 for the three-month and nine-month periods ended September 30, 2002, respectively.

         Deferred compensation amortization costs related to restricted stock awards totaled $93,600 and $88,300 for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, deferred compensation amortization totaled $270,000 and $298,900, respectively.

         Other G&A costs for the third quarter of 2003 increased 17% from the prior year period to $1.2 million. For the third quarter of 2003 and 2002, overhead reimbursement fees recorded as a reduction to other G&A totaled $30,800 and $114,200, respectively. Capitalized G&A further reduced other G&A by $571,700 and $370,400 for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003, other G&A was $3.8 million, an increase of 7% compared to the prior year period. For the nine months of 2003 and 2002, overhead reimbursement fees recorded as a reduction to other G&A totaled $87,000 and $177,900, respectively. Capitalized G&A further reduced other G&A by $1.2 million and $1.1 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in other G&A for both the three months and the nine months ended September 30, 2003 was primarily attributable to higher audit and legal fees, higher franchise taxes, office moving costs and the settlement of a lawsuit related to seismic rights in April 2003 for $70,000. These costs were partially offset by lower rent and parking and lower reserve engineer fees compared to the prior year periods. Other G&A on a unit of production basis for the nine-month periods ended September 30, 2003 and 2002 was $0.70 per Mcfe and $0.63 per Mcfe, respectively.

         For the three months ended September 30, 2003, interest expense totaled $194,300 on weighted average debt of approximately $21.5 million. Capitalized interest for the period was $65,700 resulting in net interest expense of $128,600. For the three months ended September 30, 2002, interest expense totaled $229,800 on weighted average debt of approximately $17.4 million. Capitalized interest for the period was $171,300 resulting in net interest expense of $58,500. Also included in interest expense for the three months ended September 30, 2002 was $25,300 in deferred loan cost amortization. For the nine months ended September 30, 2003, interest expense totaled $659,800 on weighted average debt of approximately $21.4 million compared to interest expense of $563,500 on weighted average debt of $14.2 million in the comparable 2002 period. Capitalized interest for the nine months ended September 30, 2003 and 2002 totaled $189,700 and $505,000, respectively. Also included in interest expense were deferred loan costs of $76,000 for the nine months ended September 30, 2002. Net interest expense for the nine months ended September 30, 2003 and 2002 was $470,100 and $134,500, respectively. Interest income totaled $8,300 and $13,400 for the three-month and nine-month periods ended September 30, 2003 compared to $2,900 and $10,000 for the same periods in 2002.

         For the three-month and nine-month periods ended September 30, 2003, we recorded a charge of $946,100 and $2.3 million, respectively, for income taxes at an effective rate of 35.7% based on the forecast of annual 2003 net income using assumptions known at that time. An income tax charge of $107,100 and $417,300, respectively, was recorded for the three-month and nine-month periods ended September 30, 2002. This represents an estimated effective tax rate of 36.9% for the nine months ended September 30, 2002. Such rate was based on anticipated results for the year ended December 31, 2002 using assumptions at that time.

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

         For the third quarter of 2003, we realized net income of $1.7 million, or basic earnings per share of $0.18 and diluted earnings per share of $0.17. This compares to a net income for the third quarter of 2002 of $156,300, or basic and diluted earnings per share of $0.02. Weighted average shares outstanding increased from 9.4 million shares for the three months ended September 30, 2002 to 9.5 million shares in the comparable 2003 period. For the nine months ended September 30, 2003, we realized net income of $3.8 million or basic earnings per share of $0.40 and diluted earnings per share of $0.39 compared to net income of $713,400, or basic earnings per share of $0.08 and diluted earnings per share of $0.07, for the comparable 2002 period. Weighted average shares outstanding increased from 9.4 million for the nine months ended September 30, 2002 to 9.5 million for the comparable 2003 period. The increase in shares for both the three-month and nine-month periods was due primarily to the exercise of stock options and the issuance of common stock related to restricted stock grants.


LIQUIDITY AND CAPITAL RESOURCES

         We had cash and cash equivalents at September 30, 2003 of $3.2 million consisting primarily of short-term money market investments, as compared to $2.6 million at December 31, 2002. Working capital was $4.5 million as of September 30, 2003, as compared to $3.3 million at December 31, 2002.

         Cash flows provided by operating activities for the nine months ended September 30, 2003 totaled $16.3 million compared to $7.0 million for the nine months ended September 30, 2002. The increase in cash flows provided by operating activities in 2003 compared to 2002 was due to higher net income in the 2003 period and lower working capital usage for the nine-month period ended September 30, 2003 compared to the same period in 2002.

         Cash used in investing activities totaled approximately $25.2 million for the nine months ended September 30, 2003 compared to $15.0 million in the same period of 2002. We expended $10.1 million in our drilling operations resulting in the drilling of 28 gross (13.9 net) wells during the nine months ended September 30, 2003 as compared to 13 gross (6.7 net) wells during the same period in 2002. Since September 30, 2003, we have drilled 1 successful gross well and 2 gross dry holes. Currently 3 gross wells are drilling. In addition to capital expenditures for drilling operations for the 2003 period, approximately $1.1 million was incurred on currently producing properties and $1.1 million was expended on land and seismic activities. Acquisition costs totaled $11.6 million for the 2003 period. The remaining costs capitalized to oil and natural gas properties were internal G&A and interest of approximately $1.4 million and other furniture and fixture costs of $204,200. We received proceeds of approximately $330,100 during the nine months ended September 30, 2003 for the sale of interests in certain oil and gas properties, including the sale of our interest in the Essex I and Essex II joint ventures.

         Cash flows provided by financing activities totaled $9.6 million for the nine months ended September 30, 2003 and included $10.7 million in borrowings, $(1.2) million in repayments of debt and $84,600 in proceeds from the issuance of stock. For the comparable 2002 period, cash flow provided by financing activities totaled $8.1 million and included $8.5 million of borrowings from long-term debt, $(0.5) million in payments on long-term debt and $52,100 in proceeds from the issuance of stock.

         Due to our active exploration, development and acquisition activities, we have experienced and expect to continue to experience substantial working capital requirements. We intend to fund our 2003 capital expenditures, commitments and working capital requirements through cash flows from operations, and to the extent necessary other financing activities. The projected 2003 cash flows from operations are estimated to be sufficient to fund our planned exploration and development program. We do plan to use our credit facility to fund, in whole or in part, acquisitions. Current usage of the credit facility is $29.0 million. The pending merger with Miller Exploration announced in May 2003 is a stock for stock transaction that is expected to increase our resulting liquidity as a result of Miller's expected positive working capital and lack of debt. We expect to redetermine our existing borrowing base concurrent with the shareholder vote to approve the Miller merger.

         Generally, we believe that we will be able to generate capital resources and liquidity sufficient to fund our capital programs and meet financial obligations as they come due. If necessary, Edge believes it could access the capital markets to raise additional capital. In the event such capital resources are not available to us, our capital expenditures may be curtailed.

CREDIT FACILITY

         During the nine months ended September 30, 2003, we borrowed $10.7 million and made repayments of $(1.2) million under our credit facility (the "Credit Facility") and as of September 30, 2003, $30.0 million was outstanding under the Credit Facility. Borrowings under the Credit Facility bear interest at a rate equal to prime plus 0.50% or LIBOR plus 2.75%. We choose which interest rate will be applied to a specific borrowing. The Credit Facility matures January 2, 2005 and is secured by substantially all of our assets.

           Effective September 30, 2003, the borrowing base was increased to $32.0 million as a result of the acquisition of properties in South Texas and our drilling activities since the last redetermination. The borrowing base is not subject to automatic reductions at this time. We expect to redetermine our existing borrowing base concurrent with the shareholder vote to approve the Miller merger.

           The Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings and issues of capital stock, sales of oil and natural gas properties or other collateral, and engaging in merger or consolidation transactions. The Credit Facility also prohibits dividends and certain distributions of cash or properties and certain liens. The Credit Facility also contains certain financial covenants. The EBITDA to Interest Expense Ratio requires that (a) our consolidated EBITDA, as defined in the agreement, for the four fiscal quarters then ended to (b) our consolidated interest expense for the four fiscal quarters then ended, to not be less than
3.5 to 1.0. EBITDA was part of a negotiated covenant with our lender and is presented here to define our requirements to comply with that covenant. The Working Capital ratio requires that the amount of our consolidated current assets less our consolidated liabilities, as defined in the agreement, be at least $1.0 million. The Allowable Expenses ratio requires that (a) the aggregate amount of our year-to-date consolidated general and administrative expenses for the period from January 1 of such year through the fiscal quarter then ended to
(b) our year-to-date consolidated oil and gas revenue, net of hedging activity, for the period from January 1 of such year through the fiscal quarter then ended, to be less than 0.40 to 1.0. At September 30, 2003, we were in compliance with the above-mentioned covenants.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review of impairment. The new standard also requires that, at a minimum, all intangible assets be aggregated and presented as a separate line item in the balance sheet. The initial adoption of SFAS No. 141 and 142 had no impact on our financial position and results of operations.

         A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 141 requires registrants to classify the costs of mineral rights associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, we have included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 141 requires oil and gas companies to classify costs of mineral rights associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, we would be required to reclassify approximately $21.4 million and $8.8 million at September 30, 2003 and December 31, 2002, respectively, out of oil and gas properties and into a separate intangible assets line item. These costs include those to acquire contract based drilling and mineral use rights such as delay rentals, lease bonuses, commissions and brokerage fees, and other leasehold costs. Our Company's cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full cost accounting rules, as allowed by SFAS No. 142. Further, we do not believe the classification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have any impact on our compliance with covenants under our debt agreements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. This statement did not impact us for the nine-month period ended September 30, 2003.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 established standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. This statement did not impact any of our financial instruments.

         During 2002, the FASB issued two interpretations that could impact us:
FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and FIN 46 "Consolidation of Variable Interest Entities." There was no current impact of FIN 45 on our financial position or results of operations. FIN 46 requires an entity to consolidate a variable interest entity if it is the primary beneficiary of the variable interest entity's activities. The primary beneficiary is the party that absorbs a majority of the expected losses, receives a majority of the expected residual returns, or both, from the variable interest entity's activities. Upon its issuance, FIN 46 was applicable immediately to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created, or interests in variable interest entities obtained, on or before February 1, 2003, FIN 46 is required to be applied in the fourth quarter of 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 also requires certain disclosures of an entity's relationship with variable interest entities. We are continuing the process of examining all of our ownership interests to determine the necessary disclosures and procedures for complying with FIN 46.

         We share interests with related parties in a variety of different partnership and joint venture entities in order to share the rewards of ownership in certain oil and natural gas royalties. We do not provide supplemental financial support to these entities. In general, these entities are structured such that the voting and sharing ratios in these entities are consistent with the allocation of the entities' distributions of cash from royalty revenues. We do not anticipate that we will be impacted by FIN 46 because there is no investment in or obligation to share in future capital requirements of these entities.

         We do not expect the adoption of any of the above-mentioned standards to have a material impact on our future financial condition or results of operations.


HEDGING ACTIVITIES

         Due to the volatility of oil and natural gas prices, we periodically enter into price risk management transactions (e.g., swaps, collars and floors) for a portion of our oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits our ability to benefit from increases in the price of oil and natural gas, it also reduces our potential exposure to adverse price movements. Our hedging arrangements, to the extent we enter into any, apply to only a portion of our production and provide only partial price protection against declines in oil and natural gas prices and limits our potential gains from future increases in prices. Our Board of Directors sets all of our hedging policies, including volumes, types of instruments and counter parties, on a quarterly basis. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation and concurrence by the President and Chairman of the Board. We account for these transactions as hedging activities and, accordingly, realized gains and losses are included in oil and natural gas revenue during the period the hedged transactions occur.

           In August 2003, we purchased natural gas options that cover 10,000 MMbtus per day for the period January 1, 2004 to December 31, 2004 at a floor of $4.50 per MMbtu and a ceiling of $7.00 per MMbtu for the first and fourth quarters of 2004 and $6.00 per MMbtu for the second and third quarters of 2004 for a cost of $686,250. At September 30, 2003 the market value of this instrument was approximately $1.0 million and is included in current assets.

         In April 2003, we entered into a natural gas collar covering 2,000 MMbtu per day for the period June 1, 2003 to September 30, 2003 with a floor of $5.00 per MMbtu and a ceiling of $6.50 per MMbtu. The natural gas collar expired with no additional cost to us.

         In October 2002, we entered into a natural gas collar that covered 10,000 MMbtus per day for the period January 1, 2003 to December 31, 2003 at a floor of $4.00 per MMbtu and a ceiling of $4.25 per MMbtu. At September 30, 2003, the market value of this outstanding hedge was a loss of approximately $(0.5) million and is included in current assets.

         In August 2002, we entered into a fixed float index swap on 5,000 MMbtus per day at $3.59 per MMbtu for the period September 1, 2002 through December 31, 2002 and into a second fixed float index swap on an additional 5,000 MMbtus per day at $3.685 per MMbtu for the period September 1, 2002 through December 31, 2002. These two swap transactions resulted in a gain from hedging activity of $98,250 for the three months ended September 30, 2002.

         In March 2002, we purchased a floor on 18,000 MMbtus per day at $2.65 per MMbtu for the period April 1, 2002 through June 30, 2002, at a cost of $163,800. The floor structure provided a minimum realized price for the protected volume yet preserved any upside in gas prices. The natural gas floor expired with no additional cost to us.



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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from changes in interest rates and commodity prices. We use a credit facility, which has a floating interest rate, to finance our acquisitions and a portion of our operations. We are not subject to fair value risk resulting from changes in our floating interest rates. The use of floating rate debt instruments provides a benefit due to downward interest rate movements but does not limit us to exposure from future increases in interest rates. Based on the quarter-end September 30, 2003 outstanding borrowings and a floating interest rate of 3.66%, a 10% change in interest rates would result in an increase or decrease of interest expense of approximately $104,800 on an annual basis.

         In the normal course of business we enter into hedging transactions, including commodity price collars, swaps and floors to mitigate our exposure to commodity price movements, but not for trading or speculative purposes. During October 2002, due to the instability of prices and to achieve a more predictable cash flow, we put in place a natural gas collar for a portion of our 2003 production. While the use of these arrangements limits our ability to benefit from increases in the price of oil and natural gas, it also reduces our potential exposure to adverse price movements. At September 30, 2003, the net fair value of all outstanding hedges was approximately $0.5 million. A 10% change in the gas price per MMbtu, as long as the price is either above the ceiling or below the floor price would cause the fair value total of the hedge to increase or decrease by approximately $1.4 million.


ITEM 4. CONTROLS AND PROCEDURES

         In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


FORWARD LOOKING STATEMENTS

         The statements contained in all parts of this document, including, but not limited to, those relating to the timing and effects of the proposed merger with Miller Exploration Company and our acquisition of properties in South Texas (including any expectations regarding increases in our liquidity or available credit), our ability to access the capital markets to raise additional capital, our drilling plans, our 3-D project portfolio, capital expenditures, future capabilities, the sufficiency of capital resources and liquidity to support working capital and capital expenditure requirements, reinvestment of cash flows, use of NOLs, tax rates, the outcome of litigation, and any other statements regarding future operations, financial results, business plans, sources of liquidity and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe" and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the results of and our dependence on our exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, our dependence on key personnel, our reliance on technological development and possible obsolescence of the technology currently used by us, the significant capital requirements of our exploration and development and technology development programs, the potential impact of government regulations and liability for environmental matters, the qualification of entities of variable interest entities under FIN 46, results of litigation, our ability to manage our growth and achieve our business strategy, competition from larger oil and gas companies, the uncertainty of reserve information and future net revenue estimates, property acquisition risks and other factors detailed in our Form 10-K/A and other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         From time to time we are a party to various legal proceedings arising in the ordinary course of business. While the outcome of lawsuits cannot be predicted with certainty, we are not currently a party to any proceeding that we believe, if determined in a manner adverse to the Company, could have a potential material adverse effect on our financial condition, results of operations or cash flows.


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

+4.2      --      Amendment No. 1 and Waiver dated as of November 11, 2001 by and among the lenders party to the Second Amended and Restated
                  Credit Agreement dated October 6, 2000 ("Lenders"), Union Bank of California, N.A., a national banking association, as agent for such Lenders, Edge Petroleum Corporation, Edge Petroleum
                  Exploration Company, and Edge Petroleum Operating Company,
                  Inc. (collectively, the "Borrowers"), as borrowers under the
                  Second Amended and Restated Credit Agreement. (Incorporated by
                  Reference from exhibit 4.2 to the Company's Annual Report on
                  Form 10-K for the annual period ended December 31, 2001).

+4.3      --      Amendment No. 2 dated as of May 29, 2002 by and among the
                  lenders party to the Second Amended and Restated Credit
                  Agreement dated October 6, 2000 ("Lenders"), Union Bank of
                  California, N.A., a national banking association, as agent for such Lenders, Edge Petroleum Corporation, Edge Petroleum
                  Exploration Company, and Edge Petroleum Operating Company,
                  Inc. (collectively, the "Borrowers"), as borrowers under the
                  Second Amended and Restated Credit Agreement. (Incorporated by
                  reference from exhibit 4.3 to the Company's Annual Report on
                  Form 10-K/A for the year ended December 31, 2002).

+4.4      --      Amendment No. 3 dated as of August 8, 2002 by and among the lenders party to the Second Amended and Restated Credit
                  Agreement dated October 6, 2000 ("Lenders"), Union Bank of
                  California, N.A., a national banking association, as agent for such Lenders, Edge Petroleum Corporation, Edge Petroleum
                  Exploration Company, and Edge Petroleum Operating Company,
                  Inc. (collectively, the "Borrowers"), as borrowers under the
                  Second Amended and Restated Credit Agreement. (Incorporated by
                  reference from exhibit 4.4 to the Company's Annual Report on
                  Form 10-K/A for the year ended December 31, 2002).

+4.5      --      Amendment No. 4 dated as of April 21, 2003 by and among the lenders party to the Second Amended and Restated Credit
                  Agreement dated October 6, 2000 ("Lenders"), Union Bank of
                  California, N.A., a national banking association, as agent for such Lenders, Edge Petroleum Corporation, Edge Petroleum
                  Exploration Company, and Edge Petroleum Operating Company,
                  Inc. (collectively, the "Borrowers"), as borrowers under the
                  Second Amended and Restated Credit Agreement (Incorporated by
                  reference from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

*4.6      --      Amendment No. 5 dated as of September 30, 2003 by and among the lenders party to the Second Amended and Restated Credit
                  Agreement dated October 6, 2000 ("Lenders"), Union Bank of
                  California, N.A., a national banking association, as agent for such Lenders, Edge Petroleum Corporation, Edge Petroleum
                  Exploration Company, and Edge Petroleum Operating Company,
                  Inc. (collectively, the "Borrowers"), as borrowers under the
                  Second Amended and Restated Credit Agreement.

+4.7      --      Letter Agreement dated October 31, 2000 by and between Edge
                  Petroleum Corporation, Edge Petroleum Exploration Company and
                  Edge Petroleum Operating Company, Inc. (collectively, the
                  "Borrowers") and Union Bank Of California, N.A., a national banking association, as Agent for itself and as lender.
                  (Incorporated by Reference from exhibit 4.6 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  September 31, 2000).

+4.8      --      Letter Agreement dated March 23, 2001 by and between Edge
                  Petroleum Corporation, Edge Petroleum Exploration Company and
                  Edge Petroleum Operating Company, Inc. (collectively, the
                  "Borrowers") and Union Bank Of California, N.A., a national banking association, as Agent for itself and as lender.
                  (Incorporated by Reference from exhibit 4.5 to the Company's
                  Annual Report on Form 10-K for the annual period ended
                  December 31, 2000).

+4.9      --      Letter Agreement dated September 21, 2001 by and between Edge
                  Petroleum Corporation, Edge Petroleum Exploration Company and
                  Edge Petroleum Operating Company, Inc. (collectively, the
                  "Borrowers") and Union Bank Of California, N.A., a national banking association, as Agent for itself and as lender.
                  (Incorporated by Reference from exhibit 4.6 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  September 30, 2001).

+4.10     --      Letter Agreement dated January 18, 2002 by and between Edge
                  Petroleum Corporation, Edge Petroleum Exploration Company and
                  Edge Petroleum Operating Company, Inc. (collectively, the
                  "Borrowers") and Union Bank Of California, N.A., a national banking association, as Agent for itself and as lender.
                  (Incorporated by Reference from exhibit 4.6 to the Company's
                  Annual Report on Form 10-K for the annual period ended
                  December 31, 2001).

+4.11     --      Letter Agreement dated August 9, 2002 by and between Edge
                  Petroleum Corporation, Edge Petroleum Exploration Company and
                  Edge Petroleum Operating Company, Inc. (collectively, the
                  "Borrowers") and Union Bank Of California, N.A., a national banking association, as Agent for itself and as lender.
                  (Incorporated by Reference from exhibit 4.7 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  June 30, 2002).

+4.12     --      Common Stock Subscription Agreement dated as of April 30, 1999 between the Company and the purchasers named therein
                  (Incorporated by reference from exhibit 4.5 to the Company's
                  Quarterly Report on Form 10-Q/A for the quarter ended March
                  31, 1999).

+4.13     --      Warrant Agreement dated as of May 6, 1999 between the Company and the Warrant holders named therein (Incorporated by
                  reference from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999).

+4.14     --      Form of Warrant for the purchase of the Common Stock
                  (Incorporated by reference from the Common Stock Subscription
                  Agreement from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999).

+10.1     --      Joint Venture Agreement between Edge Joint Venture II and
                  Essex Royalty Limited Partnership II, dated as of May 10, 1994
                  (Incorporated by reference from exhibit 10.2 to the Company's
                  Registration Statement on Form S-4 (Registration No.
                  333-17269)).

+10.2     --      Joint Venture Agreement between Edge Joint Venture II and
                  Essex Royalty Limited Partnership, dated as of April 11, 1992
                  (Incorporated by reference from exhibit 10.3 to the Company's
                  Registration Statement on Form S-4 (Registration No.
                  333-17269)).

+10.3     --      Amendment dated August 21, 2000 to the Joint Venture Agreement between Edge Joint Venture II and Essex Royalty Limited
                  Partnership II, dated as of May 10, 1994. (Incorporated by reference from exhibit 10.3 to the Company's Annual Report on
                  Form 10-K/A for the year ended December 31, 2002).

+10.4     --      Amendment dated August 21, 2000 to the Joint Venture Agreement between Edge Joint Venture II and Essex Royalty Limited
                  Partnership, dated as of April 11, 1992. (Incorporated by
                  reference from exhibit 10.4 to the Company's Annual Report on
                  Form 10-K/A for the year ended December 31, 2002).

+10.5     --      Letter Agreement between Edge Petroleum Corporation and Essex
                  Royalty Limited Partnership, dated as of July 30, 2002.
                  (Incorporated by reference from exhibit 10.5 to the Company's
                  Annual Report on Form 10-K/A for the year ended December 31,
                  2002).

+10.6     --      Form of Indemnification Agreement between the Company and each of its directors (Incorporated by reference from exhibit 10.7 to the Company's Registration Statement on Form S-4
                  (Registration No. 333-17269)).

+10.7     --      Stock Option Plan of Edge Petroleum Corporation, a Texas
                  corporation (Incorporated by reference from exhibit 10.13 to the Company's Registration Statement on Form S-4 (Registration
                  No. 333-17269)).

+10.8     --      Employment Agreement dated as of November 16, 1998, by and between the Company and John W. Elias. (Incorporated by
                  reference from 10.12 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1998).

+10.9     --      Incentive Plan of Edge Petroleum Corporation as Amended and
                  Restated Effective as of February 20, 2003. (Incorporated by
                  reference from exhibit 10.8 to the Company's Annual Report on
                  Form 10-K/A for the year ended December 31, 2002).

+10.10    --      Edge Petroleum Corporation Incentive Plan "Standard
                  Non-Qualified Stock Option Agreement" by and between Edge
                  Petroleum Corporation and the Officers named therein.
                  (Incorporated by reference from exhibit 10.2 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  September 30, 1999).

+10.11    --      Edge Petroleum Corporation Incentive Plan "Director
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



(B) Reports on Form 8-K  ..........................................

         The Company filed a Current Report on Form 8-K on July 15, 2003 (information furnished not filed) announcing the issuance of a press release reporting 2003 second quarter operations update and attaching a copy of the press release as an exhibit.

         The Company filed a Current Report on Form 8-K on August 1, 2003 (information furnished not filed) announcing the issuance of a press release announcing the entering into an agreement with respect to the acquisition of properties in South Texas and attaching a copy of the press release as an exhibit.

         The Company filed a Current Report on Form 8-K on August 4, 2003 (information furnished not filed) announcing the issuance of a press release announcing updated information regarding the merger with Miller Exploration Company and attaching a copy of the press release as an exhibit.

          The Company filed a Current Report on Form 8-K on August 6, 2003 (information furnished not filed) announcing the issuance of a press release reporting 2003 second quarter financial results update and attaching a copy of the press release as an exhibit.

         The Company filed a Current Report on Form 8-K on September 2, 2003 (information furnished not filed) announcing it had entered into an exploration agreement in Southeast New Mexico.

         The Company filed a Current Report on Form 8-K on September 5, 2003 (information furnished not filed) announcing the issuance of a press release reporting increased capital spending and operating activities for 2003 and attaching a copy of the press release as an exhibit.

         The Company filed a Current Report on Form 8-K on September 19, 2003 (information furnished not filed) announcing its presentation at the Johnson Rice Conference and attaching a copy of the related slide presentation.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EDGE PETROLEUM CORPORATION,
                                    A DELAWARE CORPORATION
                                    (REGISTRANT)



Date     11/14/2003                 /S/             John W. Elias
-------------------------           --------------------------------------------
                                                    John W. Elias
                                             Chief Executive Officer and
                                                Chairman of the Board



Date     11/14/2003                 /S/           Michael G. Long
-------------------------           --------------------------------------------
                                                  Michael G. Long
                                              Senior Vice President and
                                       Chief Financial and Accounting Officer

                                INDEX TO EXHIBITS

Exhibit No.
-----------
+2.1      --      Amended and Restated Combination Agreement by and among (i)
                  Edge Group II Limited Partnership, (ii) Gulfedge Limited
                  Partnership, (iii) Edge Group Partnership, (iv) Edge Petroleum
                  Corporation, (v) Edge Mergeco, Inc. and (vi) the Company,
                  dated as of January 13, 1997 (Incorporated by reference from exhibit 2.1 to the Company's Registration Statement on Form
                  S-4 (Registration No. 333-17269)).

+3.1      --      Restated Certificate of Incorporation of the Company, as
                  amended (Incorporated by reference from exhibit 3.1 to the
                  Company's Registration Statement on Form S-1/A filed on
                  February 5, 1997 (Registration No. 333-17267)).

+3.2      --      Certificate of Amendment to the Restated Certificate of
                  Incorporation of the Company (Incorporated by reference from exhibit 3.1 to the Company's Registration Statement on Form
                  S-1/A filed on February 5, 1997 (Registration No. 333-17267).

+3.3      --      Bylaws of the Company (Incorporated by Reference from exhibit
                  3.3 to the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended September 30, 1999).

+3.4      --      First Amendment to Bylaws of the Company on September 28, 1999
                  (Incorporated by Reference from exhibit 3.2 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  September 30, 1999).

+3.5      --      Second Amendment to Bylaws of the Company on May 7, 2003.
                  (Incorporated by Reference from exhibit 3.4 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  March 31, 2003).

+4.1      --      Second Amended and Restated Credit Agreement dated October 6,
                  2000 by and between Edge Petroleum Corporation, Edge Petroleum
                  Exploration Company and Edge Petroleum Operating Company, Inc.
                  (collectively, the "Borrowers") and Union Bank Of California,
                  N.A., a national banking association, as Agent for itself and as lender. (Incorporated by Reference from exhibit 4.5 to the
                  Company's Quarterly Report on Form 10-Q for the quarterly
                  period ended September 31, 2000).

+4.2      --      Amendment No. 1 and Waiver dated as of November 11, 2001 by and among the lenders party to the Second Amended and Restated
                  Credit Agreement dated October 6, 2000 ("Lenders"), Union Bank of California, N.A., a national banking association, as agent for such Lenders, Edge Petroleum Corporation, Edge Petroleum
                  Exploration Company, and Edge Petroleum Operating Company,
                  Inc. (collectively, the "Borrowers"), as borrowers under the
                  Second Amended and Restated Credit Agreement. (Incorporated by
                  Reference from exhibit 4.2 to the Company's Annual Report on
                  Form 10-K for the annual period ended December 31, 2001).

+4.3      --      Amendment No. 2 dated as of May 29, 2002 by and among the
                  lenders party to the Second Amended and Restated Credit
                  Agreement dated October 6, 2000 ("Lenders"), Union Bank of
                  California, N.A., a national banking association, as agent for such Lenders, Edge Petroleum Corporation, Edge Petroleum
                  Exploration Company, and Edge Petroleum Operating Company,
                  Inc. (collectively, the "Borrowers"), as borrowers under the
                  Second Amended and Restated Credit Agreement. (Incorporated by
                  reference from exhibit 4.3 to the Company's Annual Report on
                  Form 10-K/A for the year ended December 31, 2002).

+4.4      --      Amendment No. 3 dated as of August 8, 2002 by and among the lenders party to the Second Amended and Restated Credit
                  Agreement dated October 6, 2000 ("Lenders"), Union Bank of
                  California, N.A., a national banking association, as agent for such Lenders, Edge Petroleum Corporation, Edge Petroleum
                  Exploration Company, and Edge Petroleum Operating Company,
                  Inc. (collectively, the "Borrowers"), as borrowers under the
                  Second Amended and Restated Credit Agreement. (Incorporated by
                  reference from exhibit 4.4 to the Company's Annual Report on
                  Form 10-K/A for the year ended December 31, 2002).

+4.5      --      Amendment No. 4 dated as of April 21, 2003 by and among the lenders party to the Second Amended and Restated Credit
                  Agreement dated October 6, 2000 ("Lenders"), Union Bank of
                  California, N.A., a national banking association, as agent for such Lenders, Edge Petroleum Corporation, Edge Petroleum
                  Exploration Company, and Edge Petroleum Operating Company,
                  Inc. (collectively, the "Borrowers"), as borrowers under the
                  Second Amended and Restated Credit Agreement (Incorporated by
                  reference from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

*4.6      --      Amendment No. 5 dated as of September 30, 2003 by and among the lenders party to the Second Amended and Restated Credit
                  Agreement dated October 6, 2000 ("Lenders"), Union Bank of
                  California, N.A., a national banking association, as agent for such Lenders, Edge Petroleum Corporation, Edge Petroleum
                  Exploration Company, and Edge Petroleum Operating Company,
                  Inc. (collectively, the "Borrowers"), as borrowers under the
                  Second Amended and Restated Credit Agreement.

+4.7      --      Letter Agreement dated October 31, 2000 by and between Edge
                  Petroleum Corporation, Edge Petroleum Exploration Company and
                  Edge Petroleum Operating Company, Inc. (collectively, the
                  "Borrowers") and Union Bank Of California, N.A., a national banking association, as Agent for itself and as lender.
                  (Incorporated by Reference from exhibit 4.6 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  September 31, 2000).

+4.8      --      Letter Agreement dated March 23, 2001 by and between Edge
                  Petroleum Corporation, Edge Petroleum Exploration Company and
                  Edge Petroleum Operating Company, Inc. (collectively, the
                  "Borrowers") and Union Bank Of California, N.A., a national banking association, as Agent for itself and as lender.
                  (Incorporated by Reference from exhibit 4.5 to the Company's
                  Annual Report on Form 10-K for the annual period ended
                  December 31, 2000).

+4.9     --       Letter Agreement dated September 21, 2001 by and between Edge
                  Petroleum Corporation, Edge Petroleum Exploration Company and
                  Edge Petroleum Operating Company, Inc. (collectively, the
                  "Borrowers") and Union Bank Of California, N.A., a national banking association, as Agent for itself and as lender.
                  (Incorporated by Reference from exhibit 4.6 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  September 30, 2001).

+4.10     --       Letter Agreement dated January 18, 2002 by and between Edge
                  Petroleum Corporation, Edge Petroleum Exploration Company and
                  Edge Petroleum Operating Company, Inc. (collectively, the
                  "Borrowers") and Union Bank Of California, N.A., a national banking association, as Agent for itself and as lender.
                  (Incorporated by Reference from exhibit 4.6 to the Company's
                  Annual Report on Form 10-K for the annual period ended
                  December 31, 2001).

+4.11     --      Letter Agreement dated August 9, 2002 by and between Edge
                  Petroleum Corporation, Edge Petroleum Exploration Company and
                  Edge Petroleum Operating Company, Inc. (collectively, the
                  "Borrowers") and Union Bank Of California, N.A., a national banking association, as Agent for itself and as lender.
                  (Incorporated by Reference from exhibit 4.7 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  June 30, 2002).

+4.12     --      Common Stock Subscription Agreement dated as of April 30, 1999 between the Company and the purchasers named therein
                  (Incorporated by reference from exhibit 4.5 to the Company's
                  Quarterly Report on Form 10-Q/A for the quarter ended March
                  31, 1999).

+4.13     --      Warrant Agreement dated as of May 6, 1999 between the Company and the Warrant holders named therein (Incorporated by
                  reference from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999).

+4.14     --      Form of Warrant for the purchase of the Common Stock
                  (Incorporated by reference from the Common Stock Subscription
                  Agreement from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999).

+10.1     --      Joint Venture Agreement between Edge Joint Venture II and
                  Essex Royalty Limited Partnership II, dated as of May 10, 1994
                  (Incorporated by reference from exhibit 10.2 to the Company's
                  Registration Statement on Form S-4 (Registration No.
                  333-17269)).

+10.2     --      Joint Venture Agreement between Edge Joint Venture II and
                  Essex Royalty Limited Partnership, dated as of April 11, 1992
                  (Incorporated by reference from exhibit 10.3 to the Company's
                  Registration Statement on Form S-4 (Registration No.
                  333-17269)).

+10.3     --      Amendment dated August 21, 2000 to the Joint Venture Agreement between Edge Joint Venture II and Essex Royalty Limited
                  Partnership II, dated as of May 10, 1994. (Incorporated by reference

                  from exhibit 10.3 to the Company's Annual Report on Form
                  10-K/A for the year ended December 31, 2002).

+10.4     --      Amendment dated August 21, 2000 to the Joint Venture Agreement between Edge Joint Venture II and Essex Royalty Limited
                  Partnership, dated as of April 11, 1992. (Incorporated by
                  reference from exhibit 10.4 to the Company's Annual Report on
                  Form 10-K/A for the year ended December 31, 2002).

+10.5     --      Letter Agreement between Edge Petroleum Corporation and Essex
                  Royalty Limited Partnership, dated as of July 30, 2002.
                  (Incorporated by reference from exhibit 10.5 to the Company's
                  Annual Report on Form 10-K/A for the year ended December 31,
                  2002).

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
                  Restated Effective as of February 20, 2003. (Incorporated by
                  reference from exhibit 10.8 to the Company's Annual Report on
                  Form 10-K/A for the year ended December 31, 2002).

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