Form 10-K
period 2003-12-31
EDGE PETROLEUM CORP
filed 2004-03-24
CIK 1021010

                                                                               .
                                                                               .
                                                                               .

    UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 0-22149
                           EDGE PETROLEUM CORPORATION
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      76-0511037
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

           1301 TRAVIS, SUITE 2000                                 77002
                HOUSTON, TEXAS                                   (Zip code)
   (Address of principal executive offices)

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

     As of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was $50.9 million (based on a value of $5.67 per share, the closing price of the Common Stock as quoted by NASDAQ National Market on such date).

     As of March 12, 2004, 12,831,385 shares of Common Stock, par value $.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the registrant's 2004 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference into Part III of this report.

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
                                       PART I
Items 1 and 2.   Business and Properties.....................................     2
Item 3.          Legal Proceedings...........................................    24
Item 4.          Submission of Matters to a Vote of Security Holders.........    24

                                      PART II
Item 5.          Market for Registrant's Common Equity and Related               25
                 Stockholder Matters.........................................
Item 6.          Selected Financial Data.....................................    27
Item 7.          Management's Discussion and Analysis of Financial Condition     28
                 and Results of Operations...................................
Item 7A.         Qualitative and Quantitative Disclosures About Market           46
                 Risk........................................................
Item 8.          Financial Statements and Supplementary Data.................    46
Item 9.          Changes in and Disagreements with Accountants on Accounting     47
                 and Financial Disclosures...................................
Item 9A.         Controls and Procedures.....................................    47

                                      PART III
Item 10.         Directors and Executive Officers of the Registrant..........    47
Item 11.         Executive Compensation......................................    47
Item 12.         Security Ownership of Certain Beneficial Owners and             47
                 Management and Related Stockholder Matters..................
Item 13.         Certain Relationships and Related Transactions..............    47
Item 14.         Principal Accountant Fees and Services......................    48

                                      PART IV
Item 15.         Exhibits, Financial Statement Schedules, and Reports on Form    49
                 8-K.........................................................

                           EDGE PETROLEUM CORPORATION

     Unless otherwise indicated by the context, references herein to the "Company" or "Edge" mean Edge Petroleum Corporation, a Delaware corporation, and its corporate and partnership subsidiaries and predecessors. Certain terms used herein relating to the oil and natural gas industry are defined in ITEMS 1 AND
2. "BUSINESS AND PROPERTIES -- CERTAIN DEFINITIONS."

FORWARD LOOKING INFORMATION

     Certain of the statements contained in all parts of this document (including the portion, if any, to which this Form 10-K is attached), including, but not limited to, those relating to our drilling plans (including scheduled and budgeted wells), the effect of changes in strategy and business discipline, future tax matters, our 3-D project portfolio, future general and administrative expenses on a per unit of production basis, changes in wells operated and reserves, future growth and expansion, future exploration, future seismic data (including timing and results), expansion of operation, our ability to generate additional prospects, review of outside generated prospects and acquisitions, additional reserves and reserve increases, enhancement of visualization and interpretation strengths, expansion and improvement of capabilities, integration of new technology into operations, credit facilities, attraction of new members to the exploration team, future compensation programs, new focus on core areas, new prospects and drilling locations, new alliances, future capital expenditures (or funding thereof) and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected rates of return, projected cash flows from operations, future gas price environment, expectation or timing of reaching payout, outcome, effects or timing of any legal proceedings or contingencies, the number, timing or results of any wells, the plans for timing, interpretation and results of new or existing seismic surveys or seismic data, future production or reserves, future acquisition of leases, lease options or other land rights and any other statements regarding future operations, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts are forward looking statements. These forward-looking statements reflect our current view of future events and financial performance. When used in this document, the words "budgeted," "anticipate," "estimate," "expect," "may," "project," "believe," "intend," "plan," "potential," "forecast," "might," "predict," "should" and similar expressions are intended to be among the statements that identify forward looking statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Such statements involve risks and uncertainties, including, but not limited to, those set forth under ITEMS 1 AND
2. "BUSINESS AND PROPERTIES -- RISK FACTORS" and other factors detailed in this document and our other filings with the Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or to persons acting on its behalf are expressly qualified in their entirety by reference to these risks and uncertainties.

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

  Overview

     Edge Petroleum Corporation is an independent oil and natural gas company engaged in the exploration, development, acquisition and production of crude oil and natural gas properties in the United States. At year-end 2003, our net proved reserves were 63.9 Bcfe, comprised of 46.8 billion cubic feet of natural gas, 1.5 million barrels of oil and 1.4 million barrels of plant products. Natural gas and natural gas liquids accounted for approximately 86% of those proved reserves. About 78% of total proved reserves were developed as of year-end and they were all located onshore, in the United States.

     Edge was founded in 1983 as a private company and went public in 1997 through an initial public offering. We have evolved over time from a prospect generation organization focused on high-risk, high-reward exploration projects to a team-driven organization focused on a balanced program of exploration, exploitation, development and acquisition of oil and natural gas properties. Following a top-level management change in late 1998, a more disciplined style of business planning and management was integrated into our technology-driven drilling activities.

     We believe these changes in our strategy and business discipline will result in continued growth in reserves, production and financial strength.

     In 2003, we entered into a significant exploration project in Southeastern ("SE") New Mexico and completed three transactions, including the merger with Miller Exploration Company ("Miller") which was completed in December 2003.

STRATEGY

     Our strategy for growth has evolved over the past several years and is based upon the following main elements:

     - reserve growth through the drilling of a balanced portfolio of prospects

     - balancing exploration risk with the acquisition and exploitation of existing properties that we believe have upside potential

     - focusing on specific geographic areas where we believe we can add value

     - integration of the latest technological advances into our exploration, drilling, production operations and administration

     - maintaining a conservative financial structure and controlling our cost structure

     - using equity ownership and performance-based compensation programs to attract and retain a high-quality workforce.

DRILLING PROGRAM

     During 2003, Edge's drilling program was focused primarily in the state of Texas. We drilled 36 wells in 2003 with 28 completed as productive for a 78% apparent success rate. This drilling program, along with three acquisitions, helped to enable us to replace 285% of our production in 2003 and grow our year-end reserves by 30%. We expect to drill at least 40 to 45 wells in 2004.

BALANCE

     In 2003, 57% of our reserve growth came from our drilling activity and 43% came from acquisitions and revisions. We seek acquisitions of proven properties that typically have exploration or exploitation upside potential. We primarily seek properties in our existing core areas, or as a means to establish new core areas. We spent considerable effort in 2003 on acquisitions and successfully closed three transactions. We continue to work diligently to identify and evaluate acquisition opportunities with the goal of identifying those that we believe would fit our strategic plan and add shareholder value.

     We believe our core drilling program has the potential to replace our production and to provide moderate reserve growth while our higher-risk drilling program and acquisitions have the potential to rapidly accelerate our growth as well as add to future drilling opportunities.

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

TECHNOLOGY

     We use advanced technologies as risk reduction tools in our exploration, development, drilling and completion activities. Data analysis techniques and advanced processing techniques combined with our more traditional sub-surface interpretation techniques allow our team of technical personnel to more easily identify features, structural details and fluid contacts, that could be overlooked using less sophisticated data interpretation techniques. As of December 31, 2003, we had rights to approximately 2,500 square miles of 3D seismic data. Of that amount, we had approximately 1,588 square miles in Texas, 709 square miles in Louisiana, 55 square miles in Montana, 81 square miles in Mississippi, 57 square miles in Alabama and 10 square miles in Michigan.

FINANCIAL STRUCTURE

     We believe that a conservative financial structure is crucial to consistent, positive financial results, management of cyclical swings in our industry and the ability to move quickly to take advantage of acquisitions and attractive drilling opportunities. At December 31, 2003, our debt to total capital ratio was 20.4%. We try to fund most of our ongoing capital expenditures from cash flow from operations, reserving our debt capacity for potential investment opportunities that we believe can profitably add to our program. Part of a sound financial structure is constant attention to costs, both operating and overhead costs. Over the past three years, we have worked diligently to control our operating costs and overhead costs and instituted a formal, disciplined capital budgeting process.

EQUITY OWNERSHIP

     Following a management change in late 1998, we eliminated the previous overriding royalty compensation system and replaced it with a system designed to reward all employees through performance-based compensation that is competitive with our peers and through equity ownership. As of March 12, 2004, our employees and directors owned or had options to acquire an aggregate of approximately 15% of our outstanding common stock.

OIL AND NATURAL GAS RESERVES

     The following table sets forth our estimated net proved oil and natural gas reserves and the present value of estimated future pretax net cash flows related to such reserves as of December 31, 2003. We engaged Ryder Scott Company ("Ryder Scott") to estimate our net proved reserves, projected future production, estimated future net revenue attributable to our proved reserves, and the present value of such estimated future net revenue as of December 31, 2003. Ryder Scott's estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data provided by us. Ryder Scott has independently evaluated our reserves for the past ten years. In estimating the reserve quantities that are economically recoverable, Ryder Scott used year-end oil and natural gas prices in effect at December 31, 2003 and estimated development and production costs that were in effect during December 2003 without giving effect to hedging activities. In accordance with requirements of the Securities and Exchange Commission (the "Commission") regulations, no price or cost escalation or reduction was considered by Ryder Scott. For further information concerning Ryder Scott's estimate of our proved reserves at December 31, 2003, see the reserve report included as an exhibit to this Annual Report on Form 10-K (the "Ryder Scott Report"). The present value of estimated future net revenues before income taxes was prepared using constant prices as of the calculation date, discounted at 10% per annum on a pretax basis, and is not intended to represent the current market value of the estimated oil and natural gas reserves owned by us. For further information concerning the present value of future net revenue from these proved reserves, see Note 18 to our consolidated financial statements. See ITEMS 1 AND 2. "BUSINESS AND PROPERTIES -- RISK FACTORS." The oil and natural gas reserve data included in or incorporated by reference in this document are only estimates and may prove to be inaccurate.

                                                           PROVED RESERVES
                                            ----------------------------------------------
                                            DEVELOPED(1)    UNDEVELOPED(2)       TOTAL
                                            -------------   ---------------   ------------
Oil and condensate (MBbls)(3).............         2,105              746            2,851
Natural gas (MMcf)........................        36,938            9,886           46,824
  Total MMcfe.............................        49,565           14,365           63,930
Estimated future net revenue before income
  taxes...................................  $201,981,655      $61,780,939     $263,762,594
Present value of estimated future net
  revenue before income taxes (discounted
  10% annum)(4)...........................  $133,710,724      $45,215,198     $178,925,922

---------------

(1) Proved developed reserves are proved reserves that are expected to be recovered from existing wells with existing equipment and operating methods.

(2) Proved undeveloped reserves are proved reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

(3) Includes plant products.

(4) Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated future production and development costs, using year-end oil and natural gas prices in effect at December 31, 2003, which were $5.97 per Mcf of natural gas and $32.55 per Bbl of oil.

     The reserve data set forth herein represents estimates only. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates, and such revisions may be material. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Furthermore, the estimated future net revenue from proved reserves and the present value thereof are based upon certain assumptions, including current prices, production levels and costs that may not be what is actually incurred or realized.

     No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the Commission.

     In accordance with Commission regulations, the Ryder Scott Report used year-end oil and natural gas prices in effect at December 31, 2003. The prices used in calculating the estimated future net revenue attributable to proved reserves do not necessarily reflect market prices for oil and natural gas production subsequent to December 31, 2003. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will actually be realized for such production or that existing contracts will be honored or judicially enforced.

OIL AND NATURAL GAS VOLUMES, PRICES AND OPERATING EXPENSE

     The following table sets forth certain information regarding production volumes, average sales prices and average oil and natural gas operating expense associated with our sale of oil and natural gas for the periods indicated.

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2003     2002     2001
                                                             ------   ------   ------
PRODUCTION:
  Oil and condensate (MBbls)...............................     123      120      116
  Natural gas liquids (MBbls)..............................     178      161       46
  Natural gas (MMcf).......................................   6,290    5,266    6,199
  Natural gas equivalent (MMcfe)...........................   8,093    6,951    7,167
AVERAGE SALES PRICE:
  Oil and condensate ($ per Bbl)...........................  $31.48   $22.88   $23.94
  Natural gas liquids ($ per Bbl)..........................  $12.37   $10.31   $17.74
  Natural gas ($ per Mcf)(1)...............................  $ 4.43   $ 3.14   $ 4.23
  Natural gas equivalent ($ per Mcfe)(1)...................  $ 4.19   $ 3.01   $ 4.16
AVERAGE OIL AND NATURAL GAS OPERATING EXPENSES INCLUDING
  PRODUCTION AND AD VALOREM TAXES ($ PER MCFE)(2)..........  $ 0.63   $ 0.55   $ 0.70

---------------

(1) Includes the effect of hedging activity.

(2) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), expensed workover costs and the administrative costs of production offices, insurance and production and ad valorem taxes.

FINDING AND DEVELOPMENT COSTS

     We incurred total exploration, development and acquisition costs of approximately $35.6 million, including $0.9 million related to asset retirement costs ("ARC"), for the year ended December 31, 2003 that added 23.1 Bcfe, net to our interest, of proved reserves. Our average finding and development cost was $1.54 per Mcfe ($1.50 per Mcfe excluding ARC) for 2003. For the three most recent years, the total of these costs was $84.4 million ($82.8 excluding ARC) adding 57.9 Bcfe of proved reserves for an average finding and development cost of $1.46 per Mcfe ($1.43 per Mcfe excluding the ARC).

EXPLORATION, DEVELOPMENT AND ACQUISITION CAPITAL EXPENDITURES

     The following table sets forth certain information regarding the total costs incurred associated with exploration, development and acquisition activities.

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Acquisition costs:
  Unproved properties...................................  $ 6,052   $ 5,466   $ 7,052
  Proved properties.....................................   10,374     1,369     5,695
Exploration costs.......................................    6,017     4,725    11,046
Development costs.......................................   12,271     7,927     4,823
                                                          -------   -------   -------
     Subtotal...........................................   34,714    19,487    28,616
Asset retirement costs(1)...............................      898        --        --
                                                          -------   -------   -------
     Total costs incurred...............................  $35,612   $19,487   $28,616
                                                          =======   =======   =======

---------------

(1) Excluded from asset retirement costs in 2003 was $640,400 related to the cumulative effect of the adoption of SFAS No. 143 on January 1, 2003. See
    Note 7 to our consolidated financial statements.

     Net costs incurred excludes sales of proved oil and natural gas properties which are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

DRILLING ACTIVITY

     The following table sets forth our drilling activity for the three years ended December 31, 2003. In the table, "gross" refers to the total wells in which we have a working interest or back-in working interest after payout and "net" refers to gross wells multiplied by our working interest therein.

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                              -------------------------------------------
                                                  2003            2002           2001
                                              -------------   ------------   ------------
                                              GROSS    NET    GROSS   NET    GROSS   NET
                                              -----   -----   -----   ----   -----   ----
EXPLORATORY:
  Productive................................   10      7.05     4     3.45    11     4.95
  Non-productive............................    8      4.25    --       --     3     1.16
                                               --     -----    --     ----    --     ----
     Total..................................   18     11.30     4     3.45    14     6.11
                                               --     -----    --     ----    --     ----
DEVELOPMENT:
  Productive................................   18      6.62     7     2.69     6     2.13
  Non-productive............................   --        --     2     0.54     2     0.96
                                               --     -----    --     ----    --     ----
     Total..................................   18      6.62     9     3.23     8     3.09
                                               --     -----    --     ----    --     ----
GRAND TOTAL.................................   36     17.92    13     6.68    22     9.20
                                               ==     =====    ==     ====    ==     ====

PRODUCTIVE WELLS

     The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2003.

                                             COMPANY-
                                             OPERATED      NON-OPERATED        TOTAL
                                           -------------   -------------   --------------
                                           GROSS    NET    GROSS    NET    GROSS    NET
                                           -----   -----   -----   -----   -----   ------
Oil......................................   14      8.50     51    16.00     65     24.50
Natural gas..............................   76     59.25    110    23.31    186     82.56
                                            --     -----    ---    -----    ---    ------
  Total..................................   90     67.75    161    39.31    251    107.06
                                            ==     =====    ===    =====    ===    ======

ACREAGE DATA

     The following table sets forth certain information regarding our developed and undeveloped lease acreage as of December 31, 2003. Developed acres refer to acreage within producing units and undeveloped acres refer to acreage that has not been placed in producing units.

                                  DEVELOPED ACRES   UNDEVELOPED ACRES         TOTAL
                                  ---------------   ------------------   ----------------
                                  GROSS     NET      GROSS       NET      GROSS     NET
                                  ------   ------   --------   -------   -------   ------
Alabama.........................     536        3        40         1        576        4
Louisiana.......................   2,348      483     3,528       483      5,876      966
Michigan........................     160      160       498       498        658      658
Mississippi.....................   8,232    3,135     6,704     3,012     14,936    6,147
Montana.........................      --       --   108,880    24,392    108,880   24,392
New Mexico......................      40       13        --        --         40       13
Texas...........................  68,139   25,614     9,821     2,841     77,960   28,455
                                  ------   ------   -------    ------    -------   ------
  Total.........................  79,455   29,408   129,471    31,227    208,926   60,635
                                  ======   ======   =======    ======    =======   ======

     Leases covering approximately 14,308 gross (6,095 net), 4,114 gross (2,284 net) and 26,924 gross (17,203 net) undeveloped acres are scheduled to expire in 2004, 2005 and 2006, respectively. In general, our leases will continue past their primary terms if oil and natural gas production in commercial quantities is being produced from a well on such lease.

     The table does not include (i) 80,000 gross (68,000 net) acres that we have a right to acquire at December 31, 2003 pursuant to an Indian Mineral Development Agreement with the Blackfeet Indian Nation in North Central Montana or (ii) 47,000 gross (13,500 net) acres that we have the right to earn in SE New Mexico pursuant to an Exploration Agreement that we consummated in August 2003.

CORE AREAS OF OPERATION

     As of December 31, 2003, 67.6% of our proved reserves were in south Texas, 21.6% in south Louisiana and 9.9% in Mississippi and Alabama. During 2003, we added reserves and production in Mississippi and Michigan through our merger with Miller Exploration. We also added a new core area in SE New Mexico. In total, these three states comprised the remaining 0.9% of our proved reserves.

     The table below sets forth the gross and net number of our gas and oil wells in each of our core areas of operation as of December 31, 2003.

                                                            GAS WELLS       OIL WELLS
                                                          -------------   -------------
                                                          GROSS    NET    GROSS    NET
                                                          -----   -----   -----   -----
Texas...................................................   164    74.91    42     20.17
Louisiana...............................................     8     1.42    --        --
Mississippi.............................................    12     5.19    18      3.73
Alabama.................................................    --       --     4      0.22
Michigan................................................     1     1.00    --        --
New Mexico..............................................     1     0.04     1      0.38
                                                           ---    -----    --     -----
Total...................................................   186    82.56    65     24.50
                                                           ===    =====    ==     =====

TEXAS

     We currently own an interest in 77,960 gross (28,455 net) acres in south and south-central Texas. Our areas of focus in this region are predominantly in the Wilcox (Lobo), Queen City, Yegua, Vicksburg and Frio producing trends. As of December 31, 2003, we operated approximately 81 producing wells, accounting for about 78% of our total net production in Texas. We drilled 26 wells during 2003 in Texas, 24 of which were successfully completed. The majority of our 2003 drilling activity took place at Gato Creek, Encinitas and in the O'Connor Ranch East Project Area. We drilled five successful wells at Gato Creek and installed plunger lifts on three wells to improve production performance. Ten successful wells were drilled in the Encinitas Field and nine successful wells were drilled at O'Connor Ranch East during 2003. During 2004, we currently expect to drill 15 to 20 wells in our core areas in Texas. The majority of these wells are planned in our Encinitas Field and in various project areas in the Lobo, Queen City, Vicksburg and Frio trends. We also plan to participate with a 25% working interest in a 13,000' Vicksburg exploratory test in Jefferson County, Texas.

     We made two cash asset acquisitions in our core areas in Texas during 2003. Both acquisitions added to our existing positions, notably in the Gato Creek Field area and the Queen City area.

LOUISIANA

     We currently own an interest in 5,876 gross (966 net) acres in south Louisiana. Our operations in this area have been focused in the prolific gas-producing region covering portions of Acadia, Lafayette, St. Landry and Vermilion Parishes. As of December 31, 2003, we had an interest in eight wells, none of which we operate. In 2003, we completed the sidetrack operation of the Thibodeaux #1 well and re-established production. Two exploratory wells were also drilled in late 2003, one of which was a dry hole and the other produced for a short time from a shallow completion. We currently have plans to participate with a 25% working interest in a 12,000' exploratory test in 2004. This well will be located in Calcasieu Parish in southwest Louisiana and will target the Hackberry sands. We also plan to drill a saltwater disposal well to dispose of produced water from the Thibodeaux #1 ST well and may drill a development well offsetting the Thibodeaux #1 ST.

MISSISSIPPI

     We currently own an interest in 14,936 gross (6,147 net) acres in Mississippi. We acquired additional reserves and production in the Mississippi Salt Basin in south central Mississippi as part of the 2003 merger with Miller. The primary producing horizons in the Mississippi Salt Basin around the Miller properties include the Hosston, Sligo, Rodessa and James Lime sections. As of December 31, 2003, we operated eight producing wells, accounting for about 74% of our total net production in Mississippi. Current plans are to drill one well in this area in 2004.

MICHIGAN

     We currently own an interest in 658 gross (658 net) acres in Michigan. We acquired acreage and one producing well in south central Michigan as part of the 2003 merger with Miller. This well is operated by Edge and produces from the Trenton/Black River formation at approximately 3,000 feet. We are currently assessing opportunities in Michigan, but have no definite plans for additional activity in 2004 at this time.

NEW MEXICO

     We currently own an option on 13,500 net acres in SE New Mexico. We established a new core area in SE New Mexico through an alliance with two private companies in 2003. This alliance enables us to earn an interest in 47,000 gross (13,500 net) acres by satisfying a ten well drilling obligation. We participated in the drilling of two wells in 2003 and have completed the drilling of an additional three wells in early 2004, all of which have been successful. During 2004, we anticipate drilling 20 to 25 wells in New Mexico and we anticipate working to add to our acreage position in this area.

NORTHERN ROCKY MOUNTAINS

     We currently own an interest in 108,880 gross (24,392 net) undeveloped acres in the northern Powder River Basin of Montana and also own an option on 80,000 gross (68,000 net) acres in north central Montana on a portion of the Blackfeet Indian Nation lands. We drilled five dry holes on the acreage position in the northern Powder River Basin in 2003 and have no current plans for additional drilling on this acreage. Our option on the Blackfeet Indian Nation lands was acquired as part of the 2003 merger with Miller. We anticipate that at least two wells may be drilled on Blackfeet Indian Nation lands in 2004.

MARKETING

     Our production is marketed to third parties consistent with industry practices. Typically, oil is sold at the well-head at field-posted prices and natural gas is sold under contract at a negotiated monthly price based upon factors normally considered in the industry, such as conditioning or treating to make gas marketable, distance from the well to the transportation pipeline, well pressure, estimated reserves, quality of natural gas and prevailing supply/demand conditions.

     Our marketing objective is to receive the highest possible wellhead price for our product. We are aided by the presence of multiple outlets near our production on the Gulf Coast. We take an active role in determining the available pipeline alternatives for each property based upon historical pricing, capacity, pressure, market relationships, seasonal variances and long-term viability.

     There are a variety of factors which affect the market for oil and natural gas, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulations on oil and natural gas production and sales. We have not experienced any significant difficulties in marketing our oil and natural gas. The oil and natural gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual customers.

     We market our own production where feasible with a combination of market-sensitive pricing and forward-fixed pricing. Forward pricing is utilized to take advantage of anomalies in the futures market and to hedge a portion of our production at prices exceeding forecast. All such hedging transactions provide for financial rather than physical settlement. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS -- CRITICAL ACCOUNTING POLICIES AND ESTIMATES -- DERIVATIVES
AND HEDGING ACTIVITIES."

     Due to the instability of oil and natural gas prices, we may enter into, from time to time, price risk management transactions (e.g., swaps, collars and floors) for a portion of our oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits our ability to benefit from increases in the price of oil and natural gas, it also reduces our potential exposure to adverse price movements. Our hedging arrangements, to the extent we enter into any, apply to only a portion of our production and provide only partial price protection against declines in oil and natural gas prices and limits our potential gains from future increases in prices. Our management sets all of our hedging policies, including volumes, types of instruments and counter parties, on a quarterly basis. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation and concurrence by the President and Chairman of the Board. Our Board of Directors reviews our hedge policies and trades. We account for these transactions as hedging activities and, accordingly, realized gains and losses are included in oil and natural gas revenue during the period the hedged transactions occur.

     Although we take some measures to attempt to control price risk, we remain subject to price fluctuations for natural gas sold in the spot market due primarily to seasonality of demand and other factors beyond our control. Domestic oil prices generally follow worldwide oil prices, which are subject to price fluctuations resulting from changes in world supply and demand. We continue to evaluate the potential for reducing these risks by entering into hedge transactions. Included within natural gas revenue for the years ended

December 31, 2003, 2002, and 2001 was approximately $4.5 million, $0.3 million and $0.9 million, respectively, representing net losses from hedging activity as shown in the table of settled hedges below.

                                                                          REALIZED HEDGING GAINS (LOSSES)
                           EFFECTIVE DATES                                FOR THE YEAR ENDED DECEMBER 31,
                         --------------------    PRICE PER     MMBTU    -----------------------------------
HEDGE TYPE               BEGINNING    ENDING       MMBTU      PER DAY      2003         2002        2001
----------               ---------   --------   -----------   -------   -----------   ---------   ---------
Natural Gas Collar.....   1/1/03     12/31/03   $4.00-$4.25   10,000    $(4,474,190)  $      --   $      --
Natural Gas Collar.....   6/1/03      9/30/03   $5.00-$6.50    2,000         18,600          --          --
Natural Gas Floor......   4/1/02      6/30/02         $2.65   18,000             --    (163,800)         --
Natural Gas Swap.......   9/1/02     12/31/02         $3.59    5,000             --    (110,550)         --
Natural Gas Swap.......   9/1/02     12/31/02        $3.685    5,000             --     (52,600)         --
Natural Gas Collar.....   1/1/01     12/31/01   $4.50-$6.70    4,000             --          --    (937,120)
                                                                        -----------   ---------   ---------
                                                                        $(4,455,590)  $(326,950)  $(937,120)
                                                                        ===========   =========   =========

     The table below summarizes the Company's outstanding hedges at December 31, 2003, 2002 and 2001.

                                                                                           UNREALIZED HEDGING GAINS
                                                                                                   (LOSSES)
                                          EFFECTIVE DATES                               FOR THE YEAR ENDED DECEMBER 31,
TRANSACTION            HEDGE            --------------------    PRICE PER    VOLUME    ---------------------------------
   DATE                TYPE             BEGINNING    ENDING       UNIT       PER DAY     2003        2002         2001
-----------  -------------------------  ---------   --------   -----------   -------   --------   -----------   --------
12/03        Natural Gas Collar(1)....   1/1/04      3/31/04   $4.50-$7.05    5,000    $ 37,688   $        --   $     --
             Natural Gas
08/03        Collar(1)(2).............   1/1/04      3/31/04   $4.50-$7.00   10,000      40,117            --         --
                                         9/1/04     12/31/04
08/03        Natural Gas Collar(1)....   4/1/04      8/31/04   $4.50-$6.00   10,000      42,996            --         --
10/02        Natural Gas Collar.......   1/1/03     12/31/03   $4.00-$4.25   10,000          --    (1,293,840)        --
                                                                                       --------   -----------   --------
                                                                                       $120,801   $(1,293,840)  $     --
                                                                                       ========   ===========   ========

---------------

(1) The Company's current hedging activities for natural gas were entered into on a per MMbtu delivered price basis, with settlement for each calendar month occurring five business days following the expiration date.

(2) This hedge was entered into at a cost of $686,250.

     The table below summarizes the Company's hedging activities entered into after December 31, 2003.

                                               EFFECTIVE DATES
TRANSACTION              HEDGE               --------------------     PRICE PER       VOLUME
   DATE                  TYPE                BEGINNING    ENDING        UNIT          PER DAY
-----------  -----------------------------   ---------   --------   -------------   -----------
02/04        Natural Gas Collar(1)........     4/1/04     9/30/04   $  4.50-$6.20   5,000 MMBTU
03/04        Natural Gas Collar(1)........    10/1/04    12/31/04   $  4.50-$7.25   5,000 MMBTU
03/04        Crude Oil Collar(2)..........     4/1/04    12/31/04   $30.00-$35.50   400 BBL

---------------

(1) The Company's current hedging activities for natural gas were entered into on a per MMbtu delivered price basis, Houston Ship Channel Index, with settlement for each calendar month occurring five business days following the expiration date.

(2) The Company's current hedging activities for crude oil were entered into on a per Bbl delivered price basis, West Texas Intermediate Index, with settlement for each calendar month occurring five business days following the expiration date.

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

     Regulation of Sales and Transportation of Natural Gas. Federal legislation and regulatory controls have historically affected the price of natural gas produced by us, and the manner in which such production is transported and marketed. Under the Natural Gas Act ("NGA") of 1938, the Federal Energy Regulatory Commission (the "FERC") regulates the interstate transportation and the sale in interstate commerce for resale of natural gas. Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act (the "Decontrol Act") deregulated natural gas prices for all "first sales" of natural gas, including all sales by us of our own production. As a result, all of our domestically produced natural gas may now be sold at market prices, subject to the terms of any private contracts that may be in effect. However, the Decontrol Act did not affect the FERC's jurisdiction over natural gas transportation.

     Our natural gas sales are affected by intrastate and interstate gas transportation regulation. Following the Congressional passage of the NGPA, the FERC adopted a series of regulatory changes that have significantly altered the transportation and marketing of natural gas. Beginning with the adoption of Order No. 436, issued in October 1985, the FERC has implemented a series of major restructuring orders that have required pipelines, among other things, to perform "open access" transportation of gas for others, "unbundle" their sales and transportation functions, and allow shippers to release their unneeded capacity temporarily and permanently to other shippers. As a result of these changes, sellers and buyers of gas have gained direct access to the particular pipeline services they need and are better able to conduct business with a larger number of counterparties. We believe these changes generally have improved our access to markets while, at the same time, substantially increasing competition in the natural gas marketplace. It remains to be seen, however, what effect the FERC's other activities will have on access to markets, the fostering of competition and the cost of doing business. We cannot predict what new or different regulations the FERC and other regulatory agencies may adopt, or what effect subsequent regulations may have on our activities. We do not believe that we will be affected by any such new or different regulations materially differently than any other seller of natural gas with which we compete.

     In the past, Congress has been very active in the area of gas regulation. However, as discussed above, the more recent trend has been in favor of deregulation, or "lighter handed" regulation, and the promotion of competition in the gas industry. There regularly are other legislative proposals pending in the Federal and state legislatures that, if enacted, would significantly affect the petroleum industry. At the present time, it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on us. Similarly, and despite the trend toward federal deregulation of the natural gas industry, whether or to what extent that trend will continue, or what the ultimate effect will be on our sales of gas, cannot be predicted. Again, we do not believe that we will be affected by any such new legislative proposals materially differently than any other seller of natural gas with which we compete.

     We own certain natural gas pipelines that we believe meet the standards the FERC has used to establish a pipeline's status as a gatherer not subject to FERC jurisdiction under the NGA. State regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, nondiscriminatory take requirements, but does not generally entail rate regulation. Natural gas gathering may receive greater regulatory scrutiny at both state and federal levels in the post-restructuring environment.

     Oil Price Controls and Transportation Rates. Sales of crude oil, condensate and gas liquids by us are not currently regulated and are made at market prices. The price we receive from the sale of these products may be affected by the cost of transporting the products to market. Much of the transportation is through interstate common carrier pipelines. Effective as of January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. These regulations have generally been approved on judicial review. Every five years, the FERC must examine the relationship between the annual change in the applicable index and the actual cost changes experienced in the oil pipeline industry. The first such review was completed in 2000, and on

December 14, 2000, FERC reaffirmed the current index. The FERC's regulation of oil transportation rates may tend to increase the cost of transporting oil and natural gas liquids by interstate pipelines, although the annual adjustments may result in decreased rates in a given year. Following a successful court challenge of these orders by an association of oil pipelines on February 24, 2003, the FERC acting on remand increased the index slightly for the current five-year period, effective July 2001. We are not able at this time to predict the effects of these regulations, if any, on the transportation costs associated with oil production from our oil producing operations.

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

     Federal regulations require certain owners or operators of facilities that store or otherwise handle oil, such as Edge, to prepare and implement spill prevention, control, countermeasure ("SPCC") and response plans relating to the possible discharge of oil into surface waters. SPCC plans at certain of our properties were developed and implemented in 1999. The Oil Pollution Act of 1990 ("OPA") contains numerous require-ments relating to the prevention of and response to oil spills into waters of the United States. The OPA subjects owners of facilities to strict joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. Noncompliance with OPA may result in varying civil and criminal penalties and liabilities. Our operations are also subject to the federal Clean Water Act ("CWA") and analogous state laws. In accordance with the CWA, the state of Louisiana has issued regulations prohibiting discharges of produced water in state coastal waters effective July 1, 1997. Pursuant to other requirements of the CWA, the EPA has adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits, participate in a group permit or seek coverage under an EPA general permit. While certain of our properties may require permits for discharges of storm water runoff, we believe that we will be able to obtain, or be included under, such permits, where necessary, and make minor modifications to existing facilities and operations that would not have a material effect on us. Like OPA, the CWA and analogous state laws relating to the control of water pollution provide varying civil and criminal penalties and liabilities for releases of petroleum or its derivatives into surface waters or into the ground.

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

TITLE TO PROPERTIES

     We believe we have satisfactory title to all of our producing properties in accordance with standards generally accepted in the oil and natural gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition (other than a preliminary review of local records). Investigations, including a title opinion of local counsel, are made before commencement of drilling operations.

     We have granted mortgage liens, on substantially all of our properties in favor of Union Bank of California, as agent, to secure our credit facility. These mortgages and the credit facility contain substantial restrictions and operating covenants that are customarily found in loan agreements of this type. See ITEM 7. "MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES -- CREDIT FACILITY" and
Note 9 to our consolidated financial statements.

EMPLOYEES

     At December 31, 2003, we had 35 full-time employees. We believe that our relationships with our employees are good. None of our employees are covered by a collective bargaining agreement. From time to time, we utilize the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well site surveillance, permitting and environmental assessment. Field and on-site production operation services, such as pumping, maintenance, dispatching, inspection and testing are generally provided by independent contractors.

OFFICE AND EQUIPMENT

     Late in 2002, we negotiated a lease for new offices at 1301 Travis Street, Suite 2000, Houston, Texas. We moved into our new space, covering 20,500 square feet (compared to 28,200 square feet under our previous lease), during the first week of February 2003.

RISK FACTORS

  OIL AND GAS DRILLING IS A SPECULATIVE ACTIVITY AND INVOLVES NUMEROUS RISKS AND SUBSTANTIAL AND UNCERTAIN COSTS WHICH COULD ADVERSELY AFFECT US.

     Our growth will be materially dependent upon the success of our future drilling program. Drilling for oil and gas involves numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs or crews and the delivery of equipment. Our future drilling activities may not be successful and, if unsuccessful, such failure will have an adverse effect on our future results of operations and financial condition. Our overall drilling success rate or our drilling success rate for activity within a particular geographic area may decline. We may ultimately not be able to lease or drill identified or budgeted prospects within our expected time frame, or at all. We may not be able to lease or drill a particular prospect because, in some cases, we identify a prospect or drilling location before seeking an option or lease rights in the prospect or location. Similarly, our drilling schedule may vary from our capital budget. The final determination with respect to the drilling of any scheduled or budgeted wells will be dependent on a number of factors, including (i) the results of exploration efforts and the acquisition, review and analysis of the seismic data, (ii) the availability of sufficient capital resources to us and the other participants for the drilling of the prospects,
(iii) the approval of the prospects by other participants after additional data has been compiled, (iv) economic and industry conditions at the time of drilling, including prevailing and anticipated prices for oil and natural gas and the availability of drilling rigs and crews, (v) our financial resources and results and (vi) the availability of leases and permits on reasonable terms for the prospects. These projects may not be successfully developed and the wells, if drilled, may not encounter reservoirs of commercially productive oil or natural gas. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- INDUSTRY AND ECONOMIC FACTORS" and ITEMS 1 AND 2. "BUSINESS AND PROPERTIES -- CORE AREAS OF OPERATION."

  OIL AND NATURAL GAS PRICES ARE HIGHLY VOLATILE IN GENERAL AND LOW PRICES NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

     Our revenue, profitability, cash flow, future growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of oil and natural gas. Our reserves are predominantly natural gas, therefore changes in natural gas prices may have a particularly large impact on our financial results. Lower oil and natural gas prices also may reduce the amount of oil and natural gas that we can produce economically. Historically, the markets for oil and natural gas have been volatile, and such markets are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions, the foreign supply of oil and natural gas, the price of foreign imports and overall economic conditions. Declines in oil and natural gas prices may materially adversely affect our financial condition, liquidity, and ability to finance planned capital expenditures and results of operations. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS -- DERIVATIVES AND HEDGING ACTIVITIES" and ITEMS 1 AND 2. "BUSINESS AND PROPERTIES -- OIL AND NATURAL GAS RESERVES" and "-- MARKETING."

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

     In order to reduce our exposure to short-term fluctuations in the price of oil and natural gas, we periodically enter into hedging arrangements. Our hedging arrangements apply to only a portion of our production and provide only partial price protection against declines in oil and natural gas prices. Such hedging arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected, our customers fail to purchase contracted quantities of oil or natural gas or a sudden, unexpected event materially impacts oil or natural gas prices. In addition, our hedging arrangements may limit the benefit to us of increases in the price of oil and natural gas. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- DERIVATIVES AND HEDGING ACTIVITIES" and ITEMS 1 AND 2. "BUSINESS AND PROPERTIES -- MARKETING."

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

  WE ARE SUBJECT TO SUBSTANTIAL OPERATING RISKS THAT MAY ADVERSELY AFFECT THE RESULTS OF OUR OPERATIONS.

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

     We are not the operator of some of our wells. As a result, our operating risks for those wells and our ability to influence the operations for these wells are less subject to our control. Operators of these wells may act in ways that are not in our best interests. See ITEMS 1 AND 2. "BUSINESS AND
PROPERTIES -- OPERATING HAZARDS AND INSURANCE."

  WE CANNOT CONTROL THE ACTIVITIES ON PROPERTIES WE DO NOT OPERATE AND ARE UNABLE TO ENSURE THEIR PROPER OPERATION AND PROFITABILITY.

     We do not operate all of the properties in which we have an interest. As a result, we have limited ability to exercise influence over, and control the risks associated with, operations of these properties. The failure of an operator of our wells to adequately perform operations, an operator's breach of the applicable agreements or an operator's failure to act in ways that are in our best interest could reduce our production and revenues. The success and timing of our drilling and development activities on properties operated by others therefore depend upon a number of factors outside of our control, including the operator's

     - timing and amount of capital expenditures;

     - expertise and financial resources;

     - inclusion of other participants in drilling wells; and

     - use of technology.

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

  WE MAY HAVE DIFFICULTY MANAGING ANY FUTURE GROWTH AND THE RELATED DEMANDS ON OUR RESOURCES AND MAY HAVE DIFFICULTY IN ACHIEVING FUTURE GROWTH.

     We have experienced growth in the past through the expansion of our drilling program and, more recently, acquisitions. This expansion was curtailed in 1998 and 1999, but resumed in 2000 and increased in subsequent years. Further expansion is anticipated in 2004 both through increased drilling efforts and possible acquisitions. Any future growth may place a significant strain on our financial, technical, operational and administrative resources. Our ability to grow will depend upon a number of factors, including our ability to identify and acquire new exploratory prospects, our ability to develop existing prospects, our ability to continue to retain and attract skilled personnel, the results of our drilling program and acquisition efforts, hydrocarbon prices and access to capital. We may not be successful in achieving or managing growth and any such failure could have a material adverse effect on us.

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

     Over the past few years, increases in commodity prices, in proved reserve amounts and the resultant increase in estimated discounted future net revenue, has allowed us to increase our available borrowing amounts. In the future, commodity prices may decline, we may increase our borrowings or our borrowing base may be adjusted downward. Our credit facility is secured by a pledge of substantially all of our assets and has covenants that limit additional borrowings, sales of assets and the distributions of cash or properties and that prohibit the payment of dividends and the incurrence of liens. The revolving credit facility also requires that specified financial ratios be maintained. The restrictions of our credit facility and the difficulty in obtaining additional debt financing may have adverse consequences on our operations and financial results, including our ability to obtain financing for working capital, capital expenditures, our drilling program, purchases of new technology or other purposes. In addition, such financing may be on terms unfavorable to us and we may be required to use a substantial portion of our cash flow to make debt service payments, which will reduce the funds that would otherwise be available for operations and future business opportunities. Further, a substantial decrease in our operating cash flow or an increase in our expenses could make it difficult for us to meet debt service requirements and require us to modify operations and we may become more vulnerable to downturns in our business or the economy generally.

     Our ability to obtain and service indebtedness will depend on our future performance, including our ability to manage cash flow and working capital, which are in turn subject to a variety of factors beyond our control. Our business may not generate cash flow at or above anticipated levels or we may not be able to borrow funds in amounts sufficient to enable us to service indebtedness, make anticipated capital expenditures or finance our drilling program. If we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service our debt, we may be required to curtail portions of our drilling program, sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. We may not be able to refinance our debt or obtain additional financing, particularly in view of current industry conditions, the restrictions on our ability to incur debt under our existing debt arrangements, and the fact that substantially all of our assets are currently pledged to secure obligations under our bank credit facility. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES" and "-- CREDIT FACILITY."

  WE MAY NOT HAVE ENOUGH INSURANCE TO COVER ALL OF THE RISKS WE FACE.

     In accordance with customary industry practices, we maintain insurance coverage against some, but not all, potential losses in order to protect against the risks we face. We do not carry business interruption insurance. We may elect not to carry insurance if our management believes that the cast of available insurance is excessive relative to the risks presented. In addition, we cannot insure fully against pollution and environmental risks. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations.

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

  THE FAILURE TO SUCCESSFULLY INTEGRATE MILLER EXPLORATION COMPANY INTO EDGE MAY RESULT IN OUR NOT BEING ABLE TO ACHIEVE THE ANTICIPATED POTENTIAL BENEFITS OF THE MERGER.

     Before the merger, Edge and Miller operated as separate companies. Our management had not previously managed the business of Miller. We may not be able to integrate the operations of Miller effectively. Integration requires substantial management attention and could detract attention away from our day-to-day business. We could encounter difficulties in the integration process, such as the unexpected loss of employees, customers or suppliers. In addition, if we cannot integrate the businesses successfully, we may fail to realize the operating efficiencies, synergies, cost savings or other benefits from the merger. Any unexpected costs or delays incurred in connection with the integration could have an adverse effect on our business, results of operations or financial condition. We have incurred charges to earnings relating to restructuring and related expenses in connection with the merger in the amount of $279,400 and expect to incur additional charges of approximately $225,000, although the actual amount cannot be predicted with certainty and could be higher or lower.

  WE DO NOT INTEND TO PAY DIVIDENDS AND OUR ABILITY TO PAY DIVIDENDS IS RESTRICTED.

     We currently intend to retain any earnings for the future operation and development of our business and do not currently anticipate paying any dividends in the foreseeable future. Any future dividends also may be restricted by our then-existing loan agreements. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES" and Note 9 to our consolidated financial statements.

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

     Dry hole or well. A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed the related oil and natural gas operating expenses and taxes.

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

     Finding costs. Costs associated with acquiring and developing proved oil and natural gas reserves which are capitalized by us pursuant to generally accepted accounting principles in the United States, including all costs involved in acquiring acreage, geological and geophysical work and the cost of drilling and completing wells, excluding those costs attributable to unproved property.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our stockholders voted on the following matters at the Special Meeting of Shareholders on December 4, 2003:

                                                                                         BROKER
                                                         FOR       AGAINST    ABSTAIN   NON-VOTES
                                                      ---------   ---------   -------   ---------
(A)  Approval of the issuance of shares of Edge
     common stock as a result of the transactions
     contemplated by the Agreement and Plan of
     Merger dated May 28, 2003, by and among Edge,
     its wholly owned subsidiary, Edge Delaware Sub
     Inc., and Miller Exploration Company:            5,520,660     545,747   18,880    3,445,714
(B)  Approval of the Edge Incentive Plan, including
     an amendment to increase the number of shares
     of Edge common stock reserved for issuance
     under the Edge Incentive Plan from 1,200,000
     Shares to 1,700,000 Shares:                      3,966,968   2,105,097   13,222    3,445,714

EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G (3) to Form 10-K the following information is included in Part I of this Form 10-K.

     John W. Elias has served as the Chief Executive Officer and Chairman of the Board of the Company since November 1998. From April 1993 to September 30, 1998, he served in various senior management positions, including Executive Vice President, of Seagull Energy Corporation, a company engaged in oil and natural gas exploration, development and production and pipeline marketing. Prior to April 1993, Mr. Elias served in various positions for more than 30 years, including senior management positions with Amoco Corporation, a major integrated oil and gas company. Mr. Elias has more than 40 years of experience in the oil and natural gas exploration and production business. He is 63 years old.

     Michael G. Long has served as Senior Vice President and Chief Financial Officer of the Company since December 1996. Mr. Long served as Vice
President -- Finance of W&T Offshore, Inc., an oil and natural gas exploration and production company, from July 1995 to December 1996. From May 1994 to July 1995, he served as Vice President of the Southwest Petroleum Division for Chase Manhattan Bank, N.A. Prior thereto, he served in various capacities with First National Bank of Chicago, most recently that of Vice President and Senior Corporate Banker of the Energy and Transportation Department, from March 1992 to May 1994.

Mr. Long received a B.A. in Political Science and a M.S. in Economics from the University of Illinois. Mr. Long is 51 years old.

     John O. Tugwell has served as Senior Vice President Production since December 2001 and prior to that served as Vice President of Production for the Company since March 1997. He served as Senior Petroleum Engineer of the Company's predecessor corporation since May 1995. From 1986 to May 1995, he held various reservoir/production engineering positions with Shell Oil Company, most recently that of Senior Reservoir Engineer. Mr. Tugwell holds a B.S. in Petroleum Engineering from Louisiana State University. Mr. Tugwell is a registered Professional Engineer in the State of Texas. Mr. Tugwell is 40 years old.

SIGNIFICANT EMPLOYEES

     Mark J. Gabrisch has served as the Vice President of Land for the Company since March 1997. From November 1994 to March 1997, he served in a similar capacity with the Company's predecessor corporation. From 1985 to October 1994, he was a landman, most recently a Senior Landman, for Shell Oil Company. Mr. Gabrisch holds a B.S. in Petroleum Land Management from the University of Houston. Mr. Gabrisch is 43 years old.

     John O. Hastings, Jr. has served as the Vice President of Exploration for the Company since March 1997 and prior thereto served in a similar capacity with the Company's predecessor corporation since February 1994. From 1984 to February 1994, he was an exploration geologist with Shell Oil Company, serving as Senior Geologist before his departure. Mr. Hastings holds a B.A. from Dartmouth in Earth Sciences and a M.S. in Geology from Texas A&M University. He is 44 years old.

     Kirsten A. Hink has served as Vice President & Controller of the Company since October 1, 2003 and as Controller of the Company since December 31, 2000. Prior to that time she served as Assistant Controller from June 2000 to December 2000. Before joining Edge, she served as Controller of Benz Energy Inc., an oil and gas exploration company, from June 1998 to June 2000. Mrs. Hink received a B.S. in Accounting from Trinity University. Mrs. Hink is a Certified Public Accountant in the State of Texas. She is 37 years old.

     C.W. MacLeod has served as the Vice President Business Development and Planning for the Company since January 2002. From November 1999 to December 2001, he was Vice President -- Investment Banking with Raymond James and Associates, Inc. From February 1990 to October 1999, Mr. MacLeod was a principal with Kirkpatrick Energy Associates, Inc., whose principal business was merger and acquisition services, capital arrangement and analytical services for the oil and gas producing industry. Mr. MacLeod was responsible for originating corporate finance and research products for energy clients. His previous experience includes positions as an independent petroleum geologist, a manager of exploration and production for an independent oil and gas producer and geologic positions with Ladd Petroleum Corporation and Resource Sciences Corporation. Mr. MacLeod graduated from Eastern Michigan University with a B.S. in Geology and earned his M.B.A. from the University of Tulsa. Mr. MacLeod is a registered professional geologist in the state of Wyoming. He is 53 years old.

     Robert C. Thomas has served as Vice President, General Counsel and Corporate Secretary since March 1997. From February 1991 to March 1997, he served in similar capacities for the Company's corporate predecessor. From 1988 to January 1991, he was associate and acting general counsel for Mesa Limited Partnership in Amarillo, Texas. Mr. Thomas holds a B.S. degree in Finance and a J.D. degree in Law from the University of Texas at Austin. He is 50 years old.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  MARKET PRICE OF AND DIVIDENDS ON COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS.

     As of March 12, 2004, we estimate there were approximately 6,525 beneficial holders of our Common Stock. Our Common Stock is listed on the NASDAQ National Market ("NASDAQ") and traded under the symbol "EPEX". As of March 12, 2004, we had 12,831,385 shares outstanding and our closing price on NASDAQ was $13.30 per share. The following table sets forth, for the periods indicated, the high and low closing sales prices for our Common Stock as listed on NASDAQ.

                                                                 COMMON
                                                              STOCK PRICES
                                                              ------------
                                                              HIGH    LOW
                                                               ($)    ($)
                                                              -----   ----
CALENDAR 2003
  First Quarter.............................................   4.47   3.72
  Second Quarter............................................   6.15   3.82
  Third Quarter.............................................   7.00   4.85
  Fourth Quarter............................................  11.20   6.37
CALENDAR 2002
  First Quarter.............................................   5.84   4.77
  Second Quarter............................................   6.54   5.00
  Third Quarter.............................................   5.25   4.04
  Fourth Quarter............................................   4.27   2.80

     We have never paid a dividend, cash or otherwise, and do not intend to in the foreseeable future. In addition, our current credit facility contains restrictions and limitations on paying cash dividends on our Common Stock. The payment of future dividends, if any, will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements, restrictions in financing agreements, business conditions and other factors. See ITEMS 1 AND 2. "BUSINESS AND PROPERTIES -- RISK FACTORS -- We do not intend to pay dividends and our ability to pay dividends is restricted."

  RECENT SALES OF UNREGISTERED SECURITIES

     On November 14, 2003, we issued 204,300 shares of our Common Stock in connection with the exercise of warrants, which had originally been granted in May of 1999 to The Private Investment Fund. The aggregate purchase price for the shares of Common Stock issued to The Private Investment Fund was $1,093,005. On November 17, 2003, we issued 5,700 shares of our Common Stock in connection with the exercise of warrants, which had originally been granted in May of 1999 to Mark G. Egan. The aggregate purchase price for the shares of Common Stock issued to Mr. Egan was $30,495. On December 17, 2003, we issued 68,448 shares, 18,000 shares and 6,200 shares of our Common Stock in connection with the exercise of warrants which had originally been granted in May of 1999 to each of Special Situations Private Equity Fund, L.P., Special Situations Fund III, L.P. and Special Situations Cayman Fund, L.P., respectively. The aggregate purchase price for the shares of Common Stock issued to each of Special Situations Private Equity Fund, L.P., Special Situations Fund III, L.P. and Special Situations Cayman Fund, L.P., was $366,197, $96,300 and $33,170, respectively. On December 19, 2003, we issued 54,414 shares and 17,938 shares of our common stock in connection with the exercise of warrants which had originally been granted in May of 1999 to each of Special Situations Fund III, L.P. and Special Situations Cayman Fund, L.P., respectively. The aggregate purchase price for the shares of common stock issued to each of Special Situations Fund III, L.P. and Special Situations Cayman Fund, L.P. was $291,115 and $95,968, respectively. The sale of the shares of Common Stock pursuant to the exercise of the related warrants to each of The Private Investment Fund, Mr. Egan, Special Situations Private Equity Fund, L.P., Special Situations Fund III, L.P. and Special Situations Cayman Fund, L.P., was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of section 4(2) thereof as a transaction not involving any public offering. The Company has previously filed a registration statement with the SEC registering the resale of the Common Stock described above under the Securities Act of 1933 as amended.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data regarding the Company as of and for each of the periods indicated. The following data should be read in conjunction with ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and our financial statements and notes thereto included in ITEM 8.:

                                                                  YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------
                                                      2003       2002     2001(1)      2000       1999
                                                    --------   --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS:
  Oil and natural gas revenue.....................  $ 33,926   $ 20,911   $ 29,811   $ 23,774   $ 14,486
  Operating expenses:
    Oil and natural gas operating expenses
      including production and ad valorem taxes...     5,116      3,831      5,001      3,955      3,039
    Depletion, depreciation, amortization and
      accretion(2)................................    13,577     10,427      9,378      7,641      8,512
    Litigation settlement.........................        --         --      3,547         --         --
    General and administrative expenses:
      Deferred compensation expense -- repriced
         options(3)...............................     1,219          4       (850)       899         --
      Deferred compensation expense -- restricted
         stock(3).................................       372        399        353        128        350
      Other general and administrative............     5,541      4,826      5,038      3,824      4,528
      Other charge................................        --         --         --         --      1,688
                                                    --------   --------   --------   --------   --------
         Total operating expenses.................    25,825     19,487     22,467     16,447     18,117
                                                    --------   --------   --------   --------   --------
  Operating income (loss).........................     8,101      1,424      7,344      7,327     (3,631)
    Interest expense, net of amounts
      capitalized.................................      (679)      (228)      (215)      (172)      (130)
    Interest income...............................        17         27        128         98         52
    Loss on sale of investment....................        --         --         --       (355)        --
                                                    --------   --------   --------   --------   --------
  Income (loss) before income taxes and cumulative
    effect of accounting change...................     7,439      1,223      7,257      6,898     (3,709)
    Income tax (expense) benefit..................    (2,731)      (473)       819         --         --
                                                    --------   --------   --------   --------   --------
  Income (loss) before cumulative effect of
    accounting change.............................     4,708        750      8,076      6,898     (3,709)
    Cumulative effect of accounting change(2).....      (358)        --         --         --         --
                                                    --------   --------   --------   --------   --------
  Net income (loss)...............................  $  4,350   $    750   $  8,076   $  6,898   $ (3,709)
                                                    ========   ========   ========   ========   ========
  Basic earnings (loss) per share:
    Income (loss) before cumulative effect of
      accounting change...........................  $   0.48   $   0.08   $   0.87   $   0.75   $  (0.43)
    Cumulative effect of accounting change........     (0.03)        --         --         --         --
                                                    --------   --------   --------   --------   --------
    Basic earnings (loss) per share...............  $   0.45   $   0.08   $   0.87   $   0.75   $  (0.43)
                                                    ========   ========   ========   ========   ========
  Diluted earnings (loss) per share:
    Income (loss) before cumulative effect of
      accounting change...........................  $   0.47   $   0.08   $   0.83   $   0.74   $  (0.43)
    Cumulative effect of accounting change........     (0.03)        --         --         --         --
                                                    --------   --------   --------   --------   --------
    Diluted earnings (loss) per share.............  $   0.44   $   0.08   $   0.83   $   0.74   $  (0.43)
                                                    ========   ========   ========   ========   ========
  Basic weighted average number of shares
    outstanding...................................     9,726      9,384      9,281      9,183      8,680
  Diluted weighted average number of shares
    outstanding...................................     9,988      9,606      9,728      9,330      8,680
SELECTED CASH FLOW DATA:
  Net cash provided by operating activities.......  $ 23,898   $ 10,408   $ 22,151   $  9,646   $  5,608
                                                    ========   ========   ========   ========   ========
  Capital expenditures............................  $(33,560)  $(19,610)  $(28,989)  $(10,718)  $(14,588)
  Other investing activities......................     5,490        355         --      5,323      7,329
                                                    --------   --------   --------   --------   --------
  Net cash used in investing activities...........  $(28,070)  $(19,255)  $(28,989)  $ (5,395)  $ (7,259)
                                                    ========   ========   ========   ========   ========
  Net cash provided by (used in) financing
    activities....................................  $  2,931   $ 10,623   $  7,383   $ (4,003)  $  1,651
                                                    ========   ========   ========   ========   ========

                                                             AS OF DECEMBER 31,
                                              ------------------------------------------------
                                                2003      2002     2001(1)    2000      1999
                                              --------   -------   -------   -------   -------
                                                               (IN THOUSANDS)
SELECTED BALANCE SHEET DATA:
  Working capital...........................  $    948   $ 3,310   $   682   $ 2,879   $(4,977)
  Property and equipment, net...............    97,981    75,682    66,853    47,242    45,976
  Total assets..............................   118,012    85,576    76,024    57,961    55,613
  Long-term debt, including current
     maturities.............................    21,000    20,500    10,000     3,000     6,800
  Stockholders' equity......................    82,011    58,533    58,099    50,129    42,174

---------------

(1) As discussed in Note 2 to our consolidated financial statements, effective January 1, 2001, we changed our method of accounting for derivative instruments.

(2) As discussed in Note 2 to our consolidated financial statements, effective January 1, 2003 we changed our method of accounting for asset retirement obligations.

(3) Deferred compensation expense includes the amortization of compensation costs related to restricted stock grants and the non-cash charge or credit related to requirements under FASB Interpretation No. ("FIN") 44, "Accounting for Certain Transactions involving Stock Compensation." At December 31, 2000, a charge was required under FIN 44 because the daily average market price of our stock exceeded the strike price of certain options at that date. At December 31, 2001, our daily average market price was below the strike price of these options and as a result, a credit was required to reduce compensation expense except as it related to repriced options exercised in 2001. During 2002, certain options and restricted stock were allowed to vest earlier than the original vesting date as part of a termination agreement. A charge under FIN 44 was required related to these transactions. At December 31, 2003, a charge of $1.2 million was required under FIN 44 because the daily average market price of our stock exceeded the strike price of these options at that date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a review of our financial position and results of operations for the periods indicated. Our Consolidated Financial Statements and Supplementary Information and the related notes thereto contain detailed information that should be referred to in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL OVERVIEW

     Edge Petroleum Corporation is a Houston-based independent energy company that focuses its exploration, production and marketing activities in selected onshore basins of the United States.

     We were organized as a Delaware corporation in August 1996 in connection with our initial public offering (the "Offering") and the related combination of certain entities that held interests in the Edge Joint Venture II (the "Joint Venture") and certain other oil and natural gas properties, herein referred to as the "Combination". In a series of combination transactions, we issued an aggregate of 4,701,361 shares of common stock and received in exchange 100% of the ownership interests in the Joint Venture and certain other oil and natural gas properties. In March 1997, and contemporaneously with the Combination, we completed the Offering of 2,760,000 shares of our common stock generating proceeds of approximately $40 million, net of expenses. We undertook a top-level management change late in 1998 and began a shift in strategy from pure exploration which focused more on prospect generation to our current strategy which focuses on a balanced program of exploration, exploitation and development and acquisition of oil and gas properties.

     In December 2003, we acquired all of the outstanding stock of Miller Exploration Company ("Miller"). The transaction was treated as a tax-free reorganization and accounted for as a purchase business combination. In the merger, we issued approximately 2.6 million shares of Edge common stock using a ratio of

1.22342 Edge shares for each share of Miller common stock outstanding. Miller continues to conduct operating activities as a wholly owned subsidiary of Edge.

     Because the merger was accounted for as a purchase business combination, the financial and operating results presented in this report on Form 10-K include Miller only for the period subsequent to the merger on December 4, 2003.

INDUSTRY AND ECONOMIC FACTORS

     In managing our business, we must deal with many factors inherent in our industry. First and foremost is the fluctuation of oil and gas prices. Historically, oil and gas markets have been cyclical and volatile, with future price movements which are difficult to predict. While our revenues are a function of both production and prices, it is wide swings in prices that have most often had the greatest impact on our results of operations.

     Our operations entail significant complexities. Advanced technologies requiring highly trained personnel are utilized in both exploration and production. Even when the technology is properly used, we may still not know conclusively if hydrocarbons will be present or the rate at which they will be produced. Exploration is a high-risk activity, often times resulting in no commercially productive reservoirs being discovered. Moreover, costs associated with operating within our industry are substantial.

     The oil and gas industry is highly competitive. We compete with major and diversified energy companies, independent oil and gas businesses and individual operators. In addition, the industry as a whole competes with other businesses that supply energy to industrial and commercial end users.

     Extensive Federal, state and local regulation of the industry significantly affects our operations. In particular, our activities are subject to stringent environmental regulations. These regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning oil and gas wells and related facilities. These regulations may become more demanding in the future.

APPROACH TO THE BUSINESS

     Profitable growth of our business will largely depend upon our ability to successfully find and develop new proved reserves in a cost effective manner. In order to achieve an overall acceptable rate of growth, we maintain a blended portfolio of low, moderate and higher risk exploration and development projects. We also attempt to make selected acquisitions of oil and gas properties to augment our growth. We believe that this approach should allow for consistent increases in our oil and gas reserves, while minimizing the chance of failure. To further mitigate risk, we have chosen to seek geologic and geographic diversification by operating in multiple basins. We periodically hedge our exposure to volatile oil and gas prices on a portion of our production to reduce price risk.

     Implementation of our business approach relies on our ability to fund ongoing exploration and development projects with cash flow provided by operating activities and external sources of capital. In late 2003, we announced plans for record capital expenditures of approximately $28 million for 2004 all of which we expect to fund from internally generated cash flows from operating activities.

     In 2003, Edge reported a 30% increase in proved reserves, a 16% increase in annual production volumes and a 285% reserve replacement ratio. Production in the fourth quarter was 19% higher than in the previous quarter and we exited 2003 with a record daily production rate. A strong financial position as represented by a debt to total capital ratio of 20.4%, available unused borrowing capacity and increasing cash flow from our growing production volumes as a result of three separate acquisitions in the second half of 2003 will help lay the ground work for our activities in 2004. Operationally and financially, we believe Edge is well positioned to continue the execution of our business strategies during 2004.

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

OIL AND NATURAL GAS PROPERTIES

     The accounting for our business is subject to special accounting rules that are unique to the oil and gas industry. There are two allowable methods of accounting for oil and gas business activities: the successful-efforts method and the full-cost method. There are several significant differences between these methods. Under the successful-efforts method, costs such as geological and geophysical ("G&G"), exploratory dry holes and delay rentals are expensed as incurred whereas under the full-cost method these types of charges would be capitalized to their respective full-cost pool. In the measurement of impairment of oil and gas properties, the successful-efforts method of accounting follows the guidance provided in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," where the first measurement for impairment is to compare the net book value of the related asset to its undiscounted future cash flows using commodity prices consistent with management expectations. Under the full-cost method to determine impairment the net book value ("full cost pool") is compared to the future net cash flows discounted at 10% using commodity prices in effect at the end of the reporting period and derivatives accounted for as cash flow hedges.

     We have elected to use the full-cost method to account for our oil and gas activities. Under this method, all costs associated with acquisition, exploration and development of oil and gas reserves, including salaries, benefits and other internal costs directly attributable to these activities are capitalized within a cost center. Our oil and natural gas properties are located within the United States of America which constitutes one cost center. Although some of these costs may ultimately result in no additional reserves, we expect the benefits of successful wells to more than offset the costs of any unsuccessful ones. As a result, we believe that the full-cost method of accounting better reflects the true economics of exploring for and developing oil and gas reserves. Our financial position and results of operations would have been significantly different had we used the successful-efforts method of accounting for our oil and gas investments.

     Oil and natural gas properties are amortized using the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs. Unproved properties are evaluated periodically for impairment on a property-by-property basis. If the results of an assessment indicated that an unproved property is impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. The amortizable base includes estimated future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage value.

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

     A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and 142 to companies in the extractive industries, including oil and gas companies. This issue is currently on the Emerging Issues Task Force ("EITF") agenda as Issue 03-S, "Applicability of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies." The issue is whether SFAS No. 141 and 142 require registrants to classify the costs of acquiring contractual mineral or drilling rights associated with extracting oil and gas as intangible assets on the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, we have included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 141 requires oil and gas companies to classify costs of mineral rights associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, we would be required to reclassify approximately $22.8 million and $8.8 million at December 31, 2003 and 2002, respectively, out of oil and gas properties and into a separate intangible assets line item. These costs include those to acquire contract based drilling and mineral use rights such as delay rentals, lease bonuses, commissions and brokerage fees, and other leasehold costs. Our cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full cost accounting rules, as allowed by SFAS No. 142. Further, we do not believe the classification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have any impact on our compliance with covenants under our debt agreements.

     The capitalized costs of oil and natural gas properties are subject to a "ceiling test," whereby to the extent that such capitalized costs subject to amortization in the full cost pool (net of depletion, depreciation and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves using hedge adjusted period end prices, such excess costs are charged to operations. Once incurred, an impairment of oil and natural gas properties is not reversible at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with our quarterly filings with the Securities and Exchange Commission. No adjustment related to the ceiling test was required during the years ended December 31, 2003, 2002, or 2001.

     Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

ASSET RETIREMENT OBLIGATIONS

     We have significant obligations to remove tangible equipment and restore land at the end of oil and gas production operations. Our removal and restoration obligations are primarily associated with plugging and abandoning wells. Under the full-cost method of accounting, the fair value of the abandonment obligations, net of salvage value, are currently included as a component of our depletion base and expensed over the production life of the oil and gas properties. Estimating the future asset removal costs is difficult and requires management to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." We adopted this statement effective January 1, 2003, as discussed in Notes 2 and 7 to our consolidated financial statements. SFAS No. 143 significantly changed the method of accruing for costs an entity is legally obligated to incur related to the retirement of fixed assets ("asset retirement obligations" or "ARO"). Primarily, the new statement requires us to record a separate liability upon the incurrence of an obligation for the fair value of our asset retirement obligations, with an offsetting increase to the related oil and gas properties on the balance sheet.

     Inherent in the fair value calculation are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assump-tions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance. In addition, increases in the discounted ARO liability resulting from the passage of time will be reflected as accretion expense in the consolidated statement of operations.

     The adoption of SFAS No. 143 required a cumulative adjustment to reflect the impact of implementing the statement had the rule been in effect since inception, which resulted in a loss of $357,800, which was recorded as a cumulative effect of a change in accounting principle on January 1, 2003. Since we added these costs for asset retirement obligations using a cumulative effect approach there are no comparable costs shown in the costs incurred disclosures for prior periods presented, therefore finding cost calculations are not directly comparable between periods presented.

     Going forward, our depletion expense will be reduced since we will deplete a discounted amount of asset retirement costs rather than the undiscounted value depleted in previous years. The lower depletion expense under SFAS No. 143 is offset, however, by accretion expense.

OIL AND NATURAL GAS RESERVES

     Our estimate of proved reserves is based on the quantities of oil and gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in the future years from known reservoirs under existing economic and operating conditions. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. For example, we must estimate the amount and timing of future operating costs, severance taxes, development costs, and workover costs, all of which may in fact vary considerably from actual results. In addition, as prices and cost levels change from year to year, the estimate of proved reserves also changes. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves.

     Despite the inherent imprecision in these engineering estimates, our reserves are used throughout our financial statements. For example, since we use the unit-of-production method to amortize our oil and gas properties, the quantity of reserves could significantly impact our depreciation, depletion and amortization ("DD&A") expense and accretion expense. Our oil and gas properties are also subject to a "ceiling" limitation based in part on the quantity of our proved reserves. Finally, these reserves are the basis for our supplemental oil and gas disclosures.

     We engage an independent petroleum engineering firm to prepare our estimates of proved hydrocarbon liquid and gas reserves.

INCOME TAXES

     We record deferred tax assets and liabilities to account for the expected future tax consequences of events that have been recognized in our financial statements and our tax returns. We routinely assess the realizability of our deferred tax assets. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, the tax asset would be reduced by a valuation allowance. We consider future taxable income in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions (particularly as related to prevailing oil and gas prices).

DERIVATIVES AND HEDGING ACTIVITIES

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

     Due to the interaction of these factors on the stability of oil and natural gas prices, we may enter into, from time to time, price risk management transactions (e.g., swaps, collars and floors) for a portion of our oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits our ability to benefit from increases in the price of oil and natural gas, it also reduces our potential exposure to adverse price movements. Our hedging arrangements, to the extent we enter into any, apply to only a portion of our production and provide only partial price protection against declines in oil and natural gas prices and limits our potential gains from future increases in prices. Our management sets all of our hedging policies, including volumes, types of instruments and counter parties, on a quarterly basis. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation and concurrence by the President and Chairman of the Board. Our Board of Directors reviews all hedging policies and trades. We account for these transactions as hedging activities and, accordingly, realized gains and losses are included in oil and natural gas revenue during the period the hedged transactions occur. See ITEMS 1 AND 2. "BUSINESS AND PROPERTIES -- MARKETING."

     We formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are expected to be highly effective in offsetting changes in cash flows of the hedged transactions. In the event it is determined that the use of a particular derivative may not be or has ceased to be effective in pursuing a hedging strategy, hedge accounting is discontinued prospectively.

STOCK-BASED COMPENSATION

     We account for stock compensation plans under the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation expense is recognized for stock options that had an exercise price equal to or greater than the market value of their underlying common stock on the date of grant. As allowed by SFAS No. 123, "Accounting for Stock Based Compensation," we have continued to apply APB Opinion No. 25 for purposes of determining net income. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We elected not to change to the fair value method. Additionally, the statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

     We are also subject to reporting requirements of FASB Interpretation No. ("FIN") 44, "Accounting for Certain Transactions involving Stock Compensation" that requires a non-cash charge to deferred compensation expense if the market price of our common stock at the end of a reporting period is greater than the exercise price of certain stock options. After the first such adjustment is made, each subsequent period is adjusted upward or downward to the extent that the market price exceeds the exercise price of the options. The charge is related to non-qualified stock options granted to employees and directors in prior years in conjunction with the repricing of those options.

RESULTS OF OPERATIONS

     This section includes discussion of our 2003, 2002 and 2001 results of operations. We are an independent energy company engaged in the exploration, development, acquisition and production of oil and natural gas. Our resources and assets are managed and our results reported as one operating segment. We conduct our operations primarily along the onshore United States, Gulf Coast, with our primary emphasis in South Texas, Louisiana and SE New Mexico.

  YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

  Revenue and Production

     Oil and natural gas revenue increased 62% from $20.9 million in 2002 to $33.9 million in 2003. For 2003, natural gas production comprised 78% of total production and contributed 82% of total revenue, oil and condensate production comprised 9% of total production and contributed 11% of total revenue, and natural gas liquid (NGL) production comprised 13% of total production and contributed 7% of total revenue. For 2002, natural gas production comprised 76% of total production and 79% of total revenue, oil and condensate production comprised 10% of total production and contributed 13% of total revenue, and NGL production comprised 14% of total production and contributed 8% of total revenue.

     The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the years ended December 31, 2003 and 2002.

                                                                 2003 PERIOD COMPARED TO
                                                                       2002 PERIOD
                                           DECEMBER 31,          ------------------------
                                     -------------------------    INCREASE     % INCREASE
                                        2003         2002(1)     (DECREASE)    (DECREASE)
                                     -----------   -----------   -----------   ----------
PRODUCTION VOLUMES:
  Natural gas (Mcf)................    6,290,055     5,266,390     1,023,665       19%
  Oil and condensate (Bbls)........      122,592       119,527         3,065        3%
  Natural gas liquids (Bbls).......      177,892       161,301        16,591       10%
  Natural gas equivalent (Mcfe)....    8,092,961     6,951,357     1,141,604       16%
AVERAGE SALES PRICE:
  Natural gas ($ per Mcf)(2).......  $      4.43   $      3.14   $      1.29       41%
  Oil and condensate ($ per Bbl)...  $     31.48   $     22.88   $      8.60       38%
  Natural gas liquids ($ per
     Bbl)..........................  $     12.37   $     10.31   $      2.06       20%
  Natural gas equivalent ($ per
     Mcfe)(2)......................  $      4.19   $      3.01   $      1.18       39%
OPERATING REVENUE:
  Natural gas(2)...................  $27,866,453   $16,513,096   $11,353,357       69%
  Oil and condensate...............    3,859,204     2,734,491     1,124,713       41%
  Natural gas liquids..............    2,200,350     1,663,707       536,643       32%
                                     -----------   -----------   -----------       --
Total(2)...........................  $33,926,007   $20,911,294   $13,014,713       62%
                                     ===========   ===========   ===========       ==

---------------

(1) Results for 2002 were favorably impacted by the recognition in the second quarter of 2002 of revenue associated with underaccruals in prior periods. This adjustment resulted in 142 MMcfe of additional production and $577,200 of additional revenue.

(2) Includes the effect of hedging.

     Our revenue is sensitive to changes in prices received for our products. A substantial portion of our production is sold at prevailing market prices, which fluctuate in response to many factors that are outside of our control. Imbalances in the supply and demand for oil and natural gas can have a dramatic effect on the prices we receive for our production. Political instability, availability of alternative fuels, the economy, weather and other factors outside of our control could impact supply and demand.

     Natural gas revenue increased 69% from $16.5 million for the year ended December 31, 2002 to $27.9 million for 2003 due to significantly higher average realized prices coupled with an increase in production, partially offset by a higher realized hedge loss. Including the effect of our hedges, our average natural gas sales price for production in 2003 was $4.43 per Mcf compared to $3.14 per Mcf for 2002. Excluding the effect of hedges, the average natural gas sales price for production in 2003 was $5.14 per Mcf compared to $3.20 per Mcf for 2002. This increase in average price received resulted in increased revenue of approximately $12.2 million (based on 2003 production). Included within natural gas revenue for the year ended December 31, 2003 and 2002 was $4.5 million and $0.3 million, respectively, representing losses from hedging activity. These losses decreased the effective natural gas sales price by $0.71 per Mcf and $0.06 per Mcf, for the years ended December 31, 2003 and 2002, respectively. For the year ended December 31, 2003, average natural gas production increased 19% from 14.4 Mcf/d in 2002 to 17.2 Mcf/d in 2003 due to production from new wells drilled and acquired, primarily our O'Connor Ranch East, Gato Creek and Encinitas properties, partially offset by natural declines at our Austin Field and O'Connor Ranch properties. This increase in production compared to the prior year resulted in an increase in revenue of approximately $3.3 million (based on 2002 comparable period prices).

     Revenue from the sale of oil and condensate totaled $3.9 million for the year ended December 31, 2003, an increase of 41% from the prior year total of $2.7 million. The average realized price for oil and condensate for the year ended December 31, 2003 was $31.48 per barrel compared to $22.88 per barrel in 2002. Higher average prices for the year 2003 resulted in an increase in revenue of approximately $1.1 million (based on 2003 production). Production volumes for oil and condensate increased 3% to 336 Bbls/d for the year ended December 31, 2003 compared to 327 Bbls/d for the same prior year period. The increase in oil and condensate production resulted in an increase in revenue of approximately $70,100 (based on 2002 comparable period average prices).

     Revenue from the sale of NGLs totaled $2.2 million for the year ended December 31, 2003, an increase of 32% from the 2002 total of $1.7 million. Higher average realized prices for the year ended December 31, 2003 resulted in an increase in revenue of $365,500 (based on 2003 production). The average realized price for NGLs for the year ended December 31, 2003 was $12.37 per barrel compared to $10.31 per barrel for the same period in 2002. Production volumes for NGLs increased 10%, from 442 Bbls/d for the year ended December 31, 2002 to 487 Bbls/d for the year ended December 31, 2003 due primarily to new production from the Thibodeaux well. The increase in NGL production increased revenue by $171,100 (based on 2002 comparable period average prices).

  Costs and Operating Expenses

     The table below presents a detail of our 2003 and 2002 expenses:

                                                                   2003 PERIOD COMPARED
                                                                      TO 2002 PERIOD
                                            DECEMBER 31,          -----------------------
                                      -------------------------    INCREASE    % INCREASE
                                         2003          2002       (DECREASE)   (DECREASE)
                                      -----------   -----------   ----------   ----------
Lease operating costs...............  $ 2,676,050   $ 2,208,892   $  467,158        21%
Severance and other taxes...........    2,439,744     1,622,698      817,046        50%
Depreciation, depletion,
  amortization and accretion:
  Oil and gas property and
     equipment......................   12,906,956     9,697,144    3,209,812        33%
  Other assets......................      603,698       729,523     (125,825)      (17)%
  ARO accretion.....................       66,625            --       66,625        --
General and administrative:
  Deferred compensation -- repriced
     options........................    1,219,349         3,385    1,215,964     35922%
  Deferred
     compensation -- restricted
     stock..........................      372,151       399,249      (27,098)       (7)%
  Other general and
     administrative.................    5,540,140     4,826,793      713,347        15%
                                      -----------   -----------   ----------     -----
                                       25,824,713    19,487,684    6,337,029        33%
Other expense, net..................      662,287       200,805      461,482       230%
                                      -----------   -----------   ----------     -----
Total...............................  $26,487,000   $19,688,489   $6,798,511        35%
                                      ===========   ===========   ==========     =====

     Lease operating expenses for the year ended December 31, 2003 totaled $2.7 million compared to $2.2 million in the same period of 2002, an increase of 21%. Current year results were impacted by the drilling of 36 wells, an increase of 177% over 2002, increased production of 16% over 2002 and acquisitions of properties from third parties. Operating expenses averaged $0.33 per Mcfe for the year ended December 31, 2003 compared to $0.32 per Mcfe for the prior year period.

     Severance and ad valorem taxes for the year ended December 31, 2003 increased from $1.6 million in 2002, to $2.4 million in 2003. Severance tax expense for 2003 was 67% higher than the prior year period as a result of higher revenue. For the year ended December 31, 2003, severance tax expense was approximately 5.3% of total revenue compared to 5.7% of total revenue for the comparable 2002 period. Ad valorem costs increased 3% from $419,400 in 2002 to $433,300 in 2003. On an equivalent basis, severance and ad valorem taxes averaged $0.30 per Mcfe and $0.23 per Mcfe for the years ended December 31, 2003 and 2002, respectively.

     DD&A and accretion for the year ended December 31, 2003 totaled $13.6 million compared to $10.4 million for the year ended December 31, 2002. Full cost depletion on our oil and natural gas properties totaled $12.9 million for 2003 compared to $9.7 million in 2002. Depletion expense on a unit of production basis for the year ended December 31, 2003 was $1.59 per Mcfe, 14% higher than the 2002 rate of $1.39 per Mcfe. The higher depletion rate per Mcfe resulted in an increase in depletion expense of $1.6 million. For the year ended December 31, 2003, higher oil and natural gas production compared to the prior year period resulted in an increase in depletion expense of $1.6 million. The increase in the depletion rate was primarily due to a higher amortizable base in 2003 compared to the prior year without a corresponding increase in reserves. Depreciation of furniture and fixtures totaled $603,698, a decrease of 17% compared to the prior year total of $729,523. We adopted SFAS No. 143, effective January 1, 2003, and as a result, we recorded accretion expense associated with our asset retirement obligation of $66,625 for the year ended December 31, 2003 compared to zero in 2002 due to this change in accounting for asset retirement obligations (see Note 2 to our consolidated financial statements).

     Total general and administrative ("G&A") for the year ended December 31, 2003 was $7.1 million, an increase of 36% compared to the prior year total of $5.2 million. Total G&A costs include deferred compensation related to repriced options, deferred compensation related to restricted stock grants and other G&A costs.

     Deferred compensation expense consists of costs reported in accordance with FIN 44 and amortization related to restricted stock awards. A FIN 44 charge of $1.2 million was incurred for the year ended December 31, 2003 compared to a charge of $3,385 in the comparable prior year period. FIN 44 requires, among other things, a non-cash charge to compensation expense if the price of our common stock on the last trading day of a reporting period is greater than the exercise price of certain options. FIN 44 could also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of the prior period, but not below the exercise price of the options. We adjust deferred compensation expense upward or downward on a monthly basis based on the trading price at the end of each such period. We are required to report under this rule as a result of non-qualified stock options granted to employees and directors in prior years and re-priced in May of 1999, as well as certain newly issued options in conjunction with the repricing.

     Amortization related to restricted stock awards granted over the past three years totaled $372,151 and $399,249, respectively, for the years ended December 31, 2003, and 2002.

     Other G&A for the year ended December 31, 2003, which does not include the deferred compensation expenses discussed above, totaled $5.5 million, a 15% increase from the 2002 total of $4.8 million. The increase in other G&A was attributable to higher audit and legal fees, higher franchise taxes, office moving costs and the settlement of a lawsuit related to seismic rights in April 2003 for $70,000. In addition, we incurred costs associated with the Miller merger of $279,400 (including retention, salaries and benefits, and integration costs) and implementation costs to integrate our production and land computer systems with accounting of $88,300. These costs were partially offset by lower rent and parking and lower reserve engineer fees compared to the prior year periods. For the years ended December 31, 2003 and 2002, overhead reimbursement fees reduced G&A costs by $120,500 and $208,200, respectively. The Company capitalized $1.7 million and $1.5 million of general and administrative costs in 2003 and 2002, respectively. Other G&A on a unit of production basis for the year ended December 31, 2003 was $0.68 per Mcfe compared to $0.69 per Mcfe for the comparable 2002 period.

     Included in other income (expense) was interest expense of $678,800 for the year ended December 31, 2003 compared to $227,800 in the same 2002 period. Interest expense, including facility fees, was $923,300 for 2003 on weighted average debt of $23.0 million compared to interest expense of $766,700 on weighted average debt of approximately $15.4 million for 2002. Capitalized interest for the year ended December 31, 2003 totaled $244,500 compared to $623,400 in the prior year. At December 31, 2003, our unproved property balance was $5.0 million compared to $7.9 million at December 31, 2002, resulting in the lower capitalized interest for 2003. Also included in interest expense for the year ended December 31, 2002 was $84,500 representing amortization of deferred loan costs associated with our credit facility.

     Interest income totaled $16,500 for the year ended December 31, 2003 compared to $27,000 for the same period in 2002. The decrease in interest income is due primarily to the overall decrease in rates at which the funds are invested in overnight money market funds.

     An income tax provision was recorded for the year ended December 31, 2003 of $2.7 million. Due to changes in permanent differences, including meals and entertainment and compensation expense, our effective tax rate changed from 38.7% in 2002 to 36.7% in 2003. As of December 31, 2003, approximately $50.1 million of net operating loss carryforwards have been accumulated or acquired that begin to expire in 2012. For the year ended December 31, 2002, an income tax provision of $473,100 was recorded. Currently, we do not anticipate making federal tax payments in 2004.

     Upon adoption of SFAS No. 143 on January 1, 2003, we recorded a cumulative effect of a change in accounting principal of $357,800 (net of income taxes of $192,700) and accretion expense, to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depletion and accretion.

     For the year ended December 31, 2003, we had net income of $4.4 million, or $0.45 basic earnings per share and $0.44 diluted earnings per share, as compared to net income of $749,700, or $0.08 basic and diluted earnings per share in 2002. Weighted average shares outstanding increased from approximately 9.4 million for the year ended December 31, 2002 to 9.7 million in the comparable 2003 period. The increase was due primarily to options exercised and vesting of restricted stock during 2003. The impact of the shares issued in the Miller transaction will not be fully realized until next year since the merger closed and the shares were issued in December 2003.

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

                                                                           2002 PERIOD COMPARED
                                                                              TO 2001 PERIOD
                                                   DECEMBER 31,          ------------------------
                                             -------------------------    INCREASE     % INCREASE
                                               2002(1)        2001       (DECREASE)    (DECREASE)
                                             -----------   -----------   -----------   ----------
PRODUCTION VOLUMES:
  Natural gas (Mcf)........................    5,266,390     6,198,871      (932,481)     (15)%
  Oil and condensate (Bbls)................      119,527       115,728         3,799        3%
  Natural gas liquids (Bbls)...............      161,301        45,701       115,600      253%
  Natural gas equivalent (Mcfe)............    6,951,357     7,167,445      (216,088)      (3)%
AVERAGE SALES PRICE:
  Natural gas ($ per Mcf)(2)...............  $      3.14   $      4.23   $     (1.09)     (26)%
  Oil and condensate ($ per Bbl)...........  $     22.88   $     23.94   $     (1.06)      (4)%
  Natural gas liquids ($ per Bbl)..........  $     10.31   $     17.74   $     (7.43)     (42)%
  Natural gas equivalent ($ per Mcfe)(2)...  $      3.01   $      4.16   $     (1.15)     (28)%
OPERATING REVENUE:
  Natural gas(2)...........................  $16,513,096   $26,229,567   $(9,716,471)     (37)%
  Oil and condensate.......................    2,734,491     2,770,825       (36,334)      (1)%
  Natural gas liquids......................    1,663,707       810,525       853,182      105%
                                             -----------   -----------   -----------      ---
Total(2)...................................  $20,911,294   $29,810,917   $(8,899,623)     (30)%
                                             ===========   ===========   ===========      ===

---------------

(1) Results for 2002 were favorably impacted by the recognition in the second quarter of 2002 of revenue associated with underaccruals in prior periods. This adjustment resulted in 142 MMcfe of additional production and $577,200 of additional revenue.

(2) Includes the effect of hedging.

     Natural gas revenue decreased 37% from $26.2 million for the year ended December 31, 2001 to $16.5 million for 2002. Significantly lower realized prices coupled with a decline in production for the year were slightly offset by a lower realized hedge loss. Including the effect of hedges, our average natural gas sales price for production in 2002 was $3.14 per Mcf compared to $4.23 per Mcf for 2001. Excluding the effect of hedges, the average natural gas sales price for production in 2002 was $3.20 per Mcf compared to $4.38 per Mcf for 2001. This decrease in average price received resulted in decreased revenue of approximately $6.2 million (based on 2002 production). Included within natural gas revenue for the year ended December 31, 2002 and 2001 was $0.3 million and $0.9 million, respectively, representing losses from hedging activity. These losses decreased the effective natural gas sales price by $0.06 per Mcf and $0.15 per Mcf, for the years ended December 31, 2002 and 2001, respectively. For the year ended December 31, 2002, natural gas production decreased 15% from 17.0 Mcf/d in 2001 to 14.4 Mcf/d in 2002 due primarily to natural declines in production at our Austin Field and O'Connor Ranch properties, partially offset by increased production from new wells drilled in late 2001 and in 2002. This decrease in production compared to the prior year resulted in a decrease in revenue of approximately $4.1 million (based on 2001 comparable period prices).

     Revenue from the sale of oil and condensate totaled $2.7 million for the year ended December 31, 2002, a decrease of 1% from the prior year total of $2.8 million. The average realized price for oil and condensate for the year ended December 31, 2002 was $22.88 per barrel compared to $23.94 per barrel in 2001. Lower average prices for the year 2002 resulted in a decrease in revenue of approximately $127,300 (based on 2002 production). Production volumes for oil and condensate increased 3% to 327 Bbls/d for the year ended December 31, 2002 compared to 317 Bbls/d for the same prior year period. The increase in oil and condensate production resulted in an increase in revenue of approximately $91,000 (based on 2001 comparable period average prices).

     Revenue from the sale of NGLs totaled $1.7 million for the year ended December 31, 2002, an increase of 105% from the 2001 total of $0.8 million. Production volumes for NGLs increased 253%, from 125 Bbls/d for the year ended December 31, 2001 to 442 Bbls/d for the year ended December 31, 2002. The increase in NGL production increased revenue by $2.1 million (based on 2001 comparable period average prices). This increase in production was largely due to increased liquids processing stemming from Gato Creek Field (Webb County, Texas), an acquisition made in late 2001. Lower average realized prices for the year ended December 31, 2002 resulted in a decrease in revenue of $1.2 million (based on 2002 production). The average realized price for NGLs for the year ended December 31, 2002 was $10.31 per barrel compared to $17.74 per barrel for the same period in 2001.

COSTS AND OPERATING EXPENSES

     The table below presents a detail of our 2002 and 2001 expenses:

                                                                   2002 PERIOD COMPARED
                                                                      TO 2001 PERIOD
                                           DECEMBER 31,          ------------------------
                                     -------------------------    INCREASE     % INCREASE
                                        2002          2001       (DECREASE)    (DECREASE)
                                     -----------   -----------   -----------   ----------
Lease operating costs..............  $ 2,208,892   $ 2,818,556   $  (609,664)      (22)%
Severance and other taxes..........    1,622,698     2,182,110      (559,412)      (26)%
Depreciation, depletion, and
  amortization:
  Oil and gas property and
     equipment.....................    9,697,144     8,737,101       960,043        11%
  Other assets.....................      729,523       640,873        88,650        14%
General and administrative:
  Deferred compensation -- repriced
     options.......................        3,385      (850,281)      853,666       100%
  Deferred
     compensation -- restricted
     stock.........................      399,249       353,371        45,878        13%
  Settlement of litigation.........           --     3,546,645    (3,546,645)     (100)%
  Other general and
     administrative................    4,826,793     5,038,050      (211,257)       (4)%
                                     -----------   -----------   -----------      ----
                                      19,487,684    22,466,425    (2,978,741)      (13)%
Other expense, net.................      200,805        86,902       113,903       131%
                                     -----------   -----------   -----------      ----
Total..............................  $19,688,489   $22,553,327   $(2,864,838)      (13)%
                                     ===========   ===========   ===========      ====

     Lease operating expenses for the year ended December 31, 2002 totaled $2.2 million compared to $2.8 million in the same period of 2001, a decrease of 22%. Current year results were impacted by lower well control insurance and salt water disposal costs, partially offset by higher treating costs incurred in 2002 compared to the prior year. Operating expenses averaged $0.32 per Mcfe for the year ended December 31, 2002 compared to $0.39 per Mcfe for the prior year period.

     Severance and ad valorem taxes for the year ended December 31, 2002 decreased 26% from $2.2 million in 2001, to $1.6 million in 2002. Severance tax expense for 2002 was 39% lower than the prior year period as a result of lower revenue as well as severance tax exemption credits on certain properties. For the year ended December 31, 2002, severance tax expense was approximately 5.7% of total revenue compared to 6.5% of total revenue for the comparable 2001 period. Ad valorem costs, however, increased from approximately $222,000 in 2001 to over $419,000 in 2002 due primarily to additional costs on the Ibarra and La Jolla Parr properties as well as the Gato Creek properties which were acquired at year-end 2001. On an equivalent basis, severance and ad valorem taxes averaged $0.23 per Mcfe and $0.30 per Mcfe for the years ended December 31, 2002 and 2001, respectively.

     DD&A for the year ended December 31, 2002 totaled $10.4 million compared to $9.4 million for the year ended December 31, 2001. Full cost depletion on our oil and natural gas properties totaled $9.7 million for

2002 compared to $8.7 million in 2001. Depletion expense on a unit of production basis for the year ended December 31, 2002 was $1.39 per Mcfe, 14% higher than the 2001 rate of $1.22 per Mcfe. The higher depletion rate per Mcfe resulted in an increase in depletion expense of $1.2 million. For the year ended December 31, 2002, lower oil and natural gas production compared to the prior year period resulted in a decrease in depletion expense of $0.2 million. The increase in the depletion rate was primarily due to a higher amortizable base in 2002 compared to the prior year.

     In December 2001, we recorded costs of $3.5 million related to the settlement of our litigation with BNP.

     Deferred compensation expense consists of costs reported in accordance with FIN 44, and amortization related to restricted stock awards. A FIN 44 charge of $3,400 was incurred for the year ended December 31, 2002 compared to a credit of $(850,300) in the comparable prior year period. Amortization related to restricted stock awards granted during 2002 and 2001 totaled $399,200 and $353,400, respectively.

     Other G&A for the year ended December 31, 2002, which does not include the deferred compensation expense discussed above, totaled $4.8 million, a 4% decrease from the 2001 total of $5.0 million, due primarily to bad debt expense of $525,000 recorded in 2001. In addition, 2002 salaries and benefits were seven percent lower than 2001 costs. Offsetting these lower costs were higher professional service fees (primarily legal costs and audit fees), higher officers and directors insurance costs and higher franchise taxes for 2002 compared to 2001. For the years ended December 31, 2002 and 2001, overhead reimbursement fees reduced G&A costs by $208,200 and $137,200, respectively. The Company capitalized $1.5 million and $1.6 million of general and administrative costs in 2002 and 2001, respectively. Other G&A on a unit of production basis for the year ended December 31, 2002 was $0.69 per Mcfe compared to $0.70 per Mcfe for the comparable 2001 period.

     Included in other income (expense) was interest expense of $227,800 for the year ended December 31, 2002 compared to $214,600 in the same 2001 period. Interest expense, including facility fees, was $766,700 for 2002 on weighted average debt of $15.4 million compared to interest expense of $137,600 on weighted average debt of approximately $0.7 million for the same prior year period. Capitalized interest for the year ended December 31, 2002 increased to $623,400 compared to $24,400 in the prior year due primarily to higher interest costs on higher outstanding debt for the period. Also included in interest expense for the years ended December 31, 2002 and 2001 was $84,500 and $101,400, respectively, representing amortization of deferred loan costs associated with a new credit facility.

     Interest income totaled $27,000 for the year ended December 31, 2002 compared to $127,700 for the same period in 2001. The decrease in interest income is due primarily to the overall decrease in funds invested in overnight money market funds.

     An income tax provision was recorded for the year ended December 31, 2002 of $473,100. As of December 31, 2002, approximately $27.4 million of net operating loss carryforwards had been accumulated that begin to expire in 2012. For the year ended December 31, 2001, an income tax benefit of $818,900 was recorded as a result of reversing a valuation reserve. We did not make federal tax payments in 2003.

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

  ACQUISITIONS

     On August 1, 2003 we closed the acquisition of oil and gas properties in our core South Texas area for $8.9 million paid in cash. The purchase price was funded from existing working capital and borrowings under our existing credit facility. The acquisition consisted of interests averaging between 58% and 100% in 70 gross (30.40 net) wells covering 10,782 gross (5,236 net) acres. As of December 31, 2003, the estimated proved reserves associated with the interests acquired was 7.3 Bcfe. Estimated daily production as of December 31, 2003 was
2.27 MMcfe per day. The reserves and production stream are approximately 82% natural gas.

     On November 20, 2003 we closed the acquisition of oil and gas properties in our core South Texas area for $0.9 million paid in cash. The purchase price was funded from existing working capital and borrowings under our existing credit facility. The acquisition consisted of interests averaging between 17.625% and 50.0% in 4 gross (0.735 net) wells covering 861.6 gross (430.8 net) acres. As of December 31, 2003, the estimated proved reserves associated with the interests acquired was 0.6 Bcfe. Estimated current daily production is 1.1 MMcfe. The reserves and production stream are approximately 88% natural gas.

  EXPLORATION ALLIANCE

     On August 26, 2003, we entered into a new exploration alliance to jointly explore for oil and natural gas in the Southeast New Mexico portion of the Permian Basin with two private oil and gas companies. Edge and its co-explorers agreed to the establishment of an area of mutual interest (the "AMI") covering all of Eddy and Lea Counties, as well as a portion of southern Chaves County. Within the AMI, our partners own approximately 47,000 gross (27,000 net) acres of mineral fee and leasehold, which they have committed to the exploration alliance.

     We will act as operator for the exploration alliance and earn, subject to fulfillment of certain obligations, an assignment of an undivided 50% working interest and a 37.5% net revenue interest, proportionately reduced, in all acreage owned in the AMI. In order to earn the interests in the AMI properties, we will pay a total fee of $2.7 million, $1.0 million paid at closing and the balance to be paid in 17 equal monthly installments, and commit to the drilling of four Grayburg/San Andres and six Atoka/Morrow wells within an 18 month time period and carry our partners for approximately $4.0 -- $4.5 million in well costs. All subsequent wells, new leasehold acreage and any other acquisitions will be done on a pro-rata basis by all parties.

  MERGER

     On December 4, 2003 we completed our acquisition of Miller Exploration Company ("Miller"). Miller was an independent oil and gas exploration and production company with exploration efforts concentrated primarily in the Mississippi Salt Basin of central Mississippi. We acquired Miller for the development and exploitation projects in each of Miller's core areas, increased financial flexibility, and expansion of our core areas.

     Under the terms of the merger agreement, each share of issued and outstanding common stock of Miller was converted into 1.22342 shares of Edge common stock. We issued approximately 2.6 million shares of Edge common stock to the shareholders of Miller in exchange for all of the outstanding common stock of Miller. The merger was treated as a tax-free reorganization and accounted for as a purchase business combination under generally accepted accounting principles.

     The fair value of assets acquired from Miller totaled $15.7 million and included $6.4 million of cash. We incurred $1.2 million in costs associated with the merger resulting in cash acquired in the merger of $5.2 million.

     The acquired Miller properties are estimated to contain at least 5.6 Bcfe of proved reserves at December 31, 2003, of which approximately 60% was natural gas and 100% was classified as proved developed. We will operate the majority of the acquired properties. The acreage position was approximately 83,800 gross (17,200 net) acres with an option to acquire 80,000 gross (68,000 net) acres at December 31, 2003.

  DIVESTITURES

     We regularly review our asset base for the purpose of identifying non-core assets, the disposition of which would increase capital resources available for other activities and create organizational and operational efficiencies. While we generally do not dispose of assets solely for the purpose of reducing debt, such dispositions can have the result of furthering our objective of financial flexibility through reduced debt levels.

     During 2003, 2002 and 2001, our divestitures consisted of the sales of oil and gas properties for net proceeds of $330,100, $354,300 and $0, respectively. Our 2003 net proceeds from asset divestitures were primarily derived from the sale of our interest in affiliated entities, Essex I and II Joint Ventures (see Note 15 to our consolidated financial statements), and certain oil and gas properties in Texas and Louisiana. Our 2002 divestitures were primarily derived from the sale of certain interests in oil and gas properties in Texas, Alabama, Montana, and Louisiana.

  LIQUIDITY AND CAPITAL RESOURCES

     In March 1997, we completed our initial public offering which provided us with proceeds of approximately $40 million, net of expenses and on May 6, 1999, we completed a "Private Offering" of 1,400,000 shares of common stock at a price of $5.40 per share. We also issued warrants, which were purchased for $0.125 per warrant, to acquire an additional 420,000 shares of common stock at $5.35 per share and are exercisable through May 6, 2004. Total proceeds, net of offering costs, were approximately $7.4 million of which $4.9 million was used to repay debt under our revolving credit facility in place at the time, with the remainder being utilized to satisfy working capital requirements and to fund a portion of our exploration program. Pursuant to the terms of the private placement, we filed a registration statement with the Commission registering the resale of the shares of Common Stock and the warrants sold in the private placement, as well as the resale of any shares of Common Stock issued pursuant to such warrants. On November 14, 2003, we issued 204,300 shares of our Common Stock in connection with the exercise of warrants, which resulted in proceeds to us of $1,093,005. On November 17, 2003, we issued 5,700 shares of our Common Stock in connection with the exercise of warrants, which resulted in proceeds to us of $30,495. On December 17, 2003, we issued an additional 92,648 shares of our Common Stock in connection with the exercise of warrants, which resulted in additional proceeds to us of $495,667. On December 19, 2003, we issued an additional 72,352 shares of our common stock in connection with the exercise of warrants, which resulted in additional proceeds to us of $387,083. As of December 31, 2003, 45,000 of these warrants were outstanding. On March 2, 2004, Mr. Elias, our Chairman and Chief Executive Officer exercised the remaining warrants which resulted in our issuance to him of 45,000 shares of common stock and net proceeds to us of $240,750.

     Our primary ongoing source of capital is the cash flow generated from our operating activities supplemented by borrowings under our credit facility. Both of these sources are directly impacted by the amount of our oil and gas reserves, production volumes and the prices we receive. Reserves and production volumes are influenced, in part, by the amount of future capital expenditures. Our primary uses of capital have been and will continue to be funding our exploration and development projects and acquisitions as well as retirement of outstanding debt. In turn, capital expenditures are influenced by many factors including drilling results, oil and gas prices, industry conditions, prices and availability of goods and services and the extent to which oil and gas properties are acquired.

  Capital Resources

     Our primary needs for cash are for exploration, development and acquisition of oil and gas properties, and the repayment of principal and interest on outstanding debt. We attempt to fund our exploration and development activities primarily through internally generated cash flows and budget capital expenditures based on projected cash flows. We routinely adjust capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, and cash flow. We typically have funded acquisitions from borrowings under our credit facility and cash flow from operations. We have historically utilized net cash provided by operating activities, debt and equity as capital resources to obtain necessary funding for all of our cash needs.

     We had cash and cash equivalents at December 31, 2003 of $1.3 million consisting primarily of short-term money market investments, as compared to $2.6 million at December 31, 2002. Working capital was $0.9 million as of December 31, 2003, as compared to $3.3 million at December 31, 2002.

  Net Cash Provided By Operating Activities

     Cash flows provided by operating activities were $23.9 million, $10.5 million and $22.2 million, for the years ended December 31, 2003, 2002, and 2001, respectively. The significant increase in cash flows provided by operating activities for the year ended December 31, 2003 compared to 2002 was primarily due to higher oil and gas revenue partially offset by higher operating expense. Oil and gas revenue increased with a 39% increase in the average price received for our production and a 16% increase in production. The decrease in cash flows provided by operating activities in 2002 compared to 2001 was due primarily to lower net income in 2002, a larger decrease in accrued liabilities for 2002 and a lower decrease in accounts receivable for 2002 as compared to 2001.

     Net cash generated from operating activities is a function of commodity prices, which are inherently volatile and unpredictable, production and capital spending. Our business, as with other extractive industries, is a depleting one in which each gas equivalent produced must be replaced or we, and a critical source of our future liquidity, will shrink. Based on the year-end 2003 reserve life index, our production decline rate is approximately 13% per year. This projection assumes the capital investment, prices, costs and taxes reflected in our standardized measure in Note 18 to our consolidated financial statements. Less predictable than production declines from our proved reserves is the impact of constantly changing oil and natural gas prices on cash flows and, therefore capital budgets.

     For these reasons, we only forecast, for internal use by management, an annual cash flow. These annual forecasts are revised monthly and capital budgets are reviewed by management and adjusted as warranted by market conditions. Longer-term cash flow and capital spending projections are neither developed nor used by management to operate our business.

     In the event such capital resources are not available to us, our drilling and other activities may be curtailed. See ITEMS 1 AND 2. "BUSINESS AND PROPERTIES -- RISK FACTORS -- Our operations have significant capital requirements."

  Net Cash Used In Investing Activities

     We reinvest a substantial portion of our cash flows in our drilling, acquisition, land and geophysical activities. As a result, we used $28.1 million in investing activities during 2003. Capital expenditures of $33.6 million for the year ended December 31, 2003, were partially offset by $5.2 million of cash received in the Miller merger net of merger costs incurred (see discussion above) and $0.3 million in proceeds from the sale of oil and gas properties during 2003. Capital expenditures of $18.3 million were attributable to the drilling of 36 gross wells, 28 of which were successful. Acquisition costs, excluding Miller, totaled $12.3 million for the year ended December 31, 2003, and an additional $0.8 million in expenditures was attributable to land holdings, including seismic data and other geological and geophysical expenditures. The remaining capital expenditures were associated with computer hardware and office equipment.

     During the year ended December 31, 2002, we used $19.3 million in investing activities. Capital expenditures of $19.6 million for the year ended December 31, 2002, were partially offset by $0.4 million in proceeds from the sale of oil and gas properties during 2002. Capital expenditures of $12.7 million were attributable to the drilling of 13 gross wells, 11 of which were successful. Acquisition costs totaled $1.4 million for the year ended December 31, 2002, and an additional $5.5 million in expenditures was attributable to land holdings, including $1.0 million for increased seismic data and other geological and geophysical expenditures. The remaining capital expenditures were associated with computer hardware and office equipment.

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

     We currently anticipate capital expenditures in 2004 to be approximately $27.8 million. Approximately $22.7 million is allocated to our expected drilling and production activities; $2.9 million is allocated to land and seismic activities; and $2.2 million relates to capitalized interest, G&A and other. We plan to fund these expenditures from expected cash flow from operations plus some modest incremental borrowings. We have not explicitly budgeted for acquisitions; however, we do expect to spend considerable effort evaluating acquisition opportunities. We expect to fund acquisitions through traditional reserve-based bank debt and/or the issuance of equity and, if required, through additional debt and equity financings. We currently have $19.0 million of unused borrowing capacity under our credit facility.

  Net Cash Provided By Financing Activities

     Cash flows provided by financing activities totaled $2.9 million for the year ended December 31, 2003 including $10.7 million in borrowings and $10.2 million in repayments under our current credit facility. In addition, we received $2.4 million in proceeds from the issuance of common stock related to options and warrants exercised in 2003. Cash flows provided by financing activities totaled $10.6 million for the year ended December 31, 2002 including $11.0 million in borrowings and $0.5 million in repayments under our credit facility. In addition, we received $122,700 in proceeds from the issuance of common stock related to options exercised in 2002. Cash flows provided by financing activities in 2001 were $7.4 million, including borrowings of $11.0 million and repayments of $4.0 million under our credit facility. In addition, we received $390,400 in proceeds from the issuance of common stock related to options exercised in 2001.

     Due to our active exploration, development and acquisition activities, we have experienced and expect to continue to experience substantial working capital requirements. We intend to fund our 2004 capital expenditures, commitments and working capital requirements through cash flows from operations, and to the extent necessary other financing activities. The projected 2004 cash flows from operations are estimated to be sufficient to fund our budgeted exploration and development program. We believe we will be able to generate capital resources and liquidity sufficient to fund our capital expenditures and meet such financial obligations as they come due.

  Credit Facility

     In March 2004, the Company entered into a new amended and restated credit facility (the "Credit Facility"), effective December 31, 2003, which permits borrowings up to the lesser of (i) the borrowing base and (ii) $100 million. Borrowings under the Credit Facility bear interest at a rate equal to prime plus 0.50% or LIBOR plus 2.25%.

     At that time the borrowing base under the Credit Facility was also increased to $40.0 million, effective December 31, 2003, as a result of the acquisition of properties in the Miller merger and our drilling activities since the last redetermination. Upon entering into the new Credit Facility, our available borrowing capacity was $19.0 million. We expect to redetermine our existing borrowing base in the second quarter of 2004, and semiannually thereafter. As of December 31, 2003, $21.0 million in borrowings were outstanding under the Credit Facility. The Credit Facility matures December 31, 2006 and is secured by substantially all of the Company's assets.

     The Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings, sales of oil and natural gas properties or other collateral, and engaging in merger or consolidation transactions. The Credit Facility also prohibits dividends and certain distributions of cash or properties and certain liens. The Credit Facility also contains certain financial covenants. The EBITDAX to Interest Expense ratio requires that (a) our consolidated EBITDAX (defined as EBITDA less similar non-cash items and exploration and abandonment expenses for such period) for the four fiscal quarters then ended to (b) our consolidated interest expense for the four fiscal quarters then ended, to not be less than 3.5 to 1.0. The Working Capital ratio requires that the amount of our consolidated current assets less our consolidated current liabilities, as defined in the agreement, be at least $1.0 million. The Maximum Leverage ratio requires that the ratio, as of the last day of any fiscal quarter, of (a) Total Indebtedness (as defined in the Credit Facility) as of such fiscal quarter to (b) an amount equal to consolidated EBITDAX for the two quarters then ended times two, shall not be greater than 3.0 to 1.0. Consolidated EBITDAX is a component of negotiated covenants with our lenders and is presented here as part of the Company's disclosure of its covenant obligations.

  Off Balance Sheet Arrangements

     The Company currently does not have any off balance sheet arrangements.

  Contractual Cash Obligations

     The following table summarizes our contractual cash obligations as of December 31, 2003 by payment due date:

                                                 LESS THAN     1-3      4-5      AFTER
                                        TOTAL     1 YEAR      YEARS    YEARS    5 YEARS
                                       -------   ---------   -------   ------   --------
                                                        (IN THOUSANDS)
Long-term debt.......................  $21,000    $   --     $21,000   $   --   $     --
Operating leases.....................    4,166       436       1,333    2,397         --
Other liabilities -- Exploration
  Alliance...........................    1,200     1,200          --       --         --
                                       -------    ------     -------   ------   --------
Total contractual cash
  obligations(1).....................  $26,366    $1,636     $22,333   $2,397   $     --
                                       =======    ======     =======   ======   ========

---------------

(1) The Company did not have any capital leases or purchase obligations as of December 31, 2003.

  Recently Issued Accounting Pronouncements

     In January 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities," which addresses the consolidation of business enterprises to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control.

     We share interests with related parties in a variety of different partnership and joint venture entities in order to share the rewards of ownership in certain oil and natural gas royalties. We do not provide supplemental financial support to these entities nor do we have voting rights. In general, these entities are structured such that the voting and sharing ratios in these entities are consistent with the allocation of the entities' distributions of cash from royalty revenues. We are not impacted by FIN 46 because there is no investment in or obligation to share in future capital requirements of these entities. On September 2, 2003, we sold our interests in two of these entities (see Note 15 to our consolidated financial statements).

     As a result of the factors above, the adoption of the above-mentioned standard did not have a material impact on our financial condition or results of operations.

  Hedging Activities

     In December 2003, we entered into a costless natural gas collar covering 5,000 Mmbtu per day for the period January 1, 2004 to March 31, 2004 with a floor of $4.50 per Mmbtu and a ceiling of $7.05 per Mmbtu. At December 31, 2003 the market value of this instrument was approximately $37,700 and is included in current assets.

     In August 2003, we purchased natural gas options that cover 10,000 MMbtus per day for the period January 1, 2004 to December 31, 2004 at a floor of $4.50 per MMbtu and a ceiling of $7.00 per MMbtu for the first and fourth quarters of 2004 and $6.00 per MMbtu for the second and third quarters of 2004 for a cost of $686,250. At December 31, 2003 the market value of this instrument was approximately $83,100 and is included in current assets.

     In April 2003, we entered into a natural gas collar covering 2,000 MMbtu per day for the period June 1, 2003 to September 30, 2003 with a floor of $5.00 per MMbtu and a ceiling of $6.50 per Mmbtu. This collar resulted in an $18,600 gain reported in oil and gas revenues in our statement of operations for the year ended December 31, 2003.

     In October 2002, we entered into a natural gas collar that covered 10,000 MMbtus per day for the period January 1, 2003 to December 31, 2003 at a floor of $4.00 per MMbtu and a ceiling of $4.25 per MMbtu. This collar resulted in a loss from hedging activity of $4.5 million reflected in oil and gas revenues in our statement of operations for the year ended December 31, 2003.

     In August 2002, we entered into a fixed float index swap on 5,000 MMbtus per day at $3.59 per MMbtu for the period September 1, 2002 through December 31, 2002 and into a second fixed float index swap on an additional 5,000 MMbtus per day at $3.685 per MMbtu for the period September 1, 2002 through December 31, 2002. These two swap transactions resulted in a loss from hedging activity reflected in our statement of operations in oil and gas revenues of $163,150.

     In March 2002, we purchased a floor on 18,000 MMbtus per day at $2.65 per MMbtu for the period April 1, 2002 through June 30, 2002, at a cost of $163,800. The floor structure provided a minimum realized price for the protected volume yet preserved any upside in gas prices. The natural gas floor expired with no additional cost to us.

  Tax Matters

     At December 31, 2003, we have cumulative net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $50.1 million, including $17.4 million of NOLs acquired in the Miller merger that expire beginning 2012 through 2022. We currently anticipate that all of these NOLs will be utilized in connection with federal income taxes payable in the future. NOLs assume that certain items, primarily intangible drilling costs, have been written off for tax purposes in the current year. However, we have not made a final determination if an election will be made to capitalize all or part of these items for tax purposes in the future.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates and commodity prices. We use a credit facility, which has a floating interest rate, to finance a portion of our operations. We are not subject to fair value risk resulting from changes in our floating interest rates. The use of floating rate debt instruments provide a benefit due to downward interest rate movements but does not limit us to exposure from future increases in interest rates. Based on the year-end December 31, 2003 outstanding borrowings and a floating interest rate of 3.65%, a 10% change in interest rate would result in an increase or decrease of interest expense of approximately $73,200 on an annual basis.

     In the normal course of business we enter into hedging transactions, including commodity price collars, swaps and floors to mitigate our exposure to commodity price movements, but not for trading or speculative purposes. During 2003, due to the instability of prices and to achieve a more predictable cash flow, we put in place two natural gas collars for a portion of our 2004 production. While the use of these arrangements may limit the benefit to us of increases in the price of oil and natural gas, it also limits the downside risk of adverse price movements. At December 31, 2003, the fair value of the outstanding hedges was approximately $120,800 (See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS -- HEDGING ACTIVITIES"). A 10% change in the gas price per MMbtu, as long as the price is either above the ceiling or below the floor price would cause the fair value total of the hedge to increase or decrease by approximately $22,800.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Consolidated Financial Statements and Supplementary information listed in the accompanying Index to Consolidated Financial Statements and Supplementary Information on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors and executive officers required under
ITEM 10 will be contained within the definitive Proxy Statement for the Company's 2004 Annual Meeting of Shareholders (the "Proxy Statement") under the headings "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 2003. Pursuant to Item 401(b) of Regulation S-K certain of the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

     We have adopted a code of ethics for all employees, officers and directors. That code is available on our website at www.edgepet.com. Any waivers of, or amendments to, the Code of Ethics will be posted on the website.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by ITEM 11 will be contained in the Proxy Statement under the headings "Executive Compensation", "Summary Compensation Table", "Options/SAR Grants", "Option/SAR Exercises and 2003 Year-End Option/SAR Values", "401(k) Employee Savings Plan", "Employment Agreements and Change of Control Agreements", "Compensation Committee Interlocks and Insider Participation", "Performance Graph" and "Compensation Committee Report on Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by ITEM 12 will be contained in the Proxy Statement under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by ITEM 13 will be contained in the Proxy Statement under the heading "Certain Transactions "and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by ITEM 14 will be contained in the Proxy Statement under the heading "Approval of Appointment of Independent Public Accountants" and is incorporated herein by reference.

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

          3. Exhibits: The following documents are filed as exhibits to this report.

  2.1   --    Amended and Restated Combination Agreement by and among (i)
              Edge Group II Limited Partnership, (ii) Gulfedge Limited
              Partnership, (iii) Edge Group Partnership, (iv) Edge Petro-
              leum Corporation, (v) Edge Mergeco, Inc. and (vi) the
              Company, dated as of January 13, 1997 (Incorporated by
              reference from exhibit 2.1 to the Company's Registration
              Statement on Form S-4 (Registration No. 333-17269)).
  2.2   --    Agreement and Plan of Merger dated as of May 28, 2003 among
              Edge Petroleum Corporation, Edge Delaware Sub Inc. and
              Miller Exploration Company ("Miller") (Incorporated by
              reference from Annex A to the Joint Proxy
              Statement/Prospectus contained in the Company's Registration
              Statement on Form S-4/A filed on October 31, 2003
              (Registration No. 333-106484)).
  3.1   --    Restated Certificate of Incorporation of the Company
              (Incorporated by reference from exhibit 3.1 to the Company's
              Registration Statement on Form S-1/A filed on February 5,
              1997 (Registration No. 333-17267)).
  3.2   --    Certificate of Amendment to the Restated Certificate of
              Incorporation of the Company (Incorporated by reference from exhibit 3.1 to the Company's Registration Statement on Form
              S-1/A filed on February 5, 1997 (Registration No.
              333-17267)).
  3.3   --    Bylaws of the Company (Incorporated by Reference from
              exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).
  3.4   --    First Amendment to Bylaws of the Company on September 28,
              1999 (Incorporated by reference from exhibit 3.2 to the
              Company's Quarterly Report on Form 10-Q for the quarterly
              period ended September 30, 1999).
  3.5   --    Second Amendment to Bylaws of the Company on May 7, 2003
              (Incorporated by reference from exhibit 3.4 to the Company's
              Quarterly Report on Form 10-Q for the quarterly period ended
              March 31, 2003).
 *4.1   --    Third Amended and Restated Credit Agreement dated December
              31, 2003 by and between Edge Petroleum Corporation, Edge
              Petroleum Exploration Company, Edge Petroleum Operating Com-
              pany, Inc., Miller Oil Corporation, and Miller Exploration
              Company, as borrowers, and Union Bank of California, N.A., a national banking association, as Agent for itself and as
              lender.
  4.2   --    Common Stock Subscription Agreement dated as of April 30,
              1999 between the Company and the purchasers named therein
              (Incorporated by reference from exhibit 4.5 to the Company's
              Quarterly Report on Form 10-Q/A for the quarter ended March
              31, 1999).
  4.3   --    Warrant Agreement dated as of May 6, 1999 between the
              Company and the Warrant holders named therein (Incorporated by reference from exhibit 4.5 to the Company's Quarterly
              Report on Form 10-Q/A for the quarter ended March 31, 1999).
  4.4   --    Form of Warrant for the purchase of the Common Stock
              (Incorporated by reference from the Common Stock
              Subscription Agreement from exhibit 4.5 to the Company's
              Quarterly Report on Form 10-Q/A for the quarter ended March
              31, 1999).
  4.5   --    Registration Rights Agreement by and among Edge, Guardian
              Energy Management Corp., Kelly E. Miller and the Debra A.
              Miller Trust, dated December 4, 2003 (Incorporated by
              reference from exhibit 4.2 of the Company's Registration
              Statement on Form S-3 filed on February 3, 2004
              (Registration No. 333-112462)).

  4.6   --    Securities Purchase Agreement between Miller and Guardian
              Energy Management Corp., dated July 11, 2000 (Incorporated by reference from exhibit 10.1 to Miller's Current Report on
              Form 8-K, filed on July 25, 2000).
  4.7   --    Warrant between Miller and Guardian Energy Management Corp., dated July 11, 2000, exercisable for 900,000 shares of
              Miller's common stock (as adjusted for the one for ten
              reverse stock split of Miller effected October 11, 2002 and as adjusted pursuant to the Agreement and Plan of Merger by and among the Company, Edge Delaware Sub Inc. and Miller)
              (incorporated by reference from Exhibit 4.3 to Miller's
              Current Report on Form 8-K filed on July 25, 2000).
  4.8   --    Miller Exploration Company Stock Option and Restricted Stock
              Plan of 1997 (Incorporated by reference from exhibit 10.1(a)
              to Miller's Annual Report on Form 10-K for the year ended
              December 31, 1997 (File No. 000-23431)).
  4.9   --    Amendment No. 1 to the Miller Exploration Company Stock
              Option and Restricted Stock Plan of 1997 (Incorporated by
              reference to Exhibit 4.2 from Miller's Registration
              Statement on Form S-8 filed on April 11, 2001 (Registration
              No. 333-58678)).
  4.10  --    Amendment No. 2 to the Miller Exploration Company Stock
              Option and Restricted Stock Plan of 1997 (Incorporated by
              reference from Exhibit 4.3 to Miller's Registration
              Statement on Form S-8 filed on April 11, 2001 (Registration
              No. 333-58678)).
  4.11  --    Form of Miller Stock Option Agreement (Incorporated by
              reference from exhibit 10.1(b) to Miller's Annual Report on
              Form 10-K for the year ended December 31, 1997 (File No.
              000-23431)).
 10.1   --    Joint Venture Agreement between Edge Joint Venture II and
              Essex Royalty Limited Partnership II, dated as of May 10,
              1994 (Incorporated by reference from exhibit 10.2 to the
              Company's Registration Statement on Form S-4 (Registration
              No. 333-17269)).
 10.2   --    Joint Venture Agreement between Edge Joint Venture II and
              Essex Royalty Limited Partnership, dated as of April 11,
              1992 (Incorporated by reference from exhibit 10.3 to the
              Company's Registration Statement on Form S-4 (Registration
              No. 333-17269)).
 10.3   --    Amendment dated August 21, 2000 to the Joint Venture
              Agreement between Edge Joint Venture II and Essex Royalty
              Limited Partnership II, dated as of May 10, 1994.
              (Incorporated by reference from exhibit 10.3 to the
              Company's Annual Report on Form 10-K/A for the year ended
              December 31, 2002).
 10.4   --    Amendment dated August 21, 2000 to the Joint Venture
              Agreement between Edge Joint Venture II and Essex Royalty
              Limited Partnership, dated as of April 11, 1992.
              (Incorporated by reference from exhibit 10.2 to the
              Company's Annual Report on Form 10-K/A for the year ended
              December 31, 2002).
 10.5   --    Letter Agreement between Edge Petroleum Corporation and
              Essex Royalty Limited Partnership, dated as of July 30,
              2002. (Incorporated by reference from exhibit 10.4 to the
              Company's Annual Report on Form 10-K/A for the year ended
              December 31, 2002).
 10.6   --    Form of Indemnification Agreement between the Company and
              each of its directors (Incorporated by reference from
              exhibit 10.7 to the Company's Registration Statement on Form
              S-4 (Registration No. 333-17269)).
 10.7   --    Stock Option Plan of Edge Petroleum Corporation, a Texas
              corporation (Incorporated by reference from exhibit 10.13 to the Company's Registration Statement on Form S-4
              (Registration No. 333-17269)).
 10.8   --    Employment Agreement dated as of November 16, 1998, by and between the Company and John W. Elias. (Incorporated by
              reference from 10.12 to the Company's Annual Report on Form
              10-K for the year ended December 31, 1998).
 10.9   --    Incentive Plan of Edge Petroleum Corporation as Amended and
              Restated Effective as of December 4, 2003. (Incorporated by
              reference from exhibit 4.1 to the Company's Registration
              Statement on Form S-8 (Registration No. 333 -- 113619).
 10.10  --    Edge Petroleum Corporation Incentive Plan "Standard
              Non-Qualified Stock Option Agreement" by and between Edge
              Petroleum Corporation and the Officers named therein.
              (Incorporated by reference from exhibit 10.2 to the
              Company's Quarterly Report on Form 10-Q for the quarterly
              period ended September 30, 1999).

 10.11  --    Edge Petroleum Corporation Incentive Plan "Director
              Non-Qualified Stock Option Agreement" by and between Edge
              Petroleum Corporation and the Directors named therein.
              (Incorporated by reference from exhibit 10.3 to the
              Company's Quarterly Report on Form 10-Q for the quarterly
              period ended September 30, 1999).
 10.12  --    Severance Agreements by and between Edge Petroleum
              Corporation and the Officers of the Company named herein.
              (Incorporated by reference from exhibit 10.4 to the
              Company's Quarterly Report on Form 10-Q for the quarterly
              period ended September 30, 1999).
 10.12  --    Form of Employee Restricted Stock Award Agreement under the
              Incentive Plan of Edge Petroleum Corporation (Incorporated
              by reference from exhibit 10.15 to the Company's Quarterly
              Report on Form 10-Q/A for the quarterly period ended March
              31, 1999).
 10.13  --    Edge Petroleum Corporation Amended and Restated Elias Stock
              Incentive Plan. (Incorporated by reference from exhibit 4.5 to the Company's Registration Statement on Form S-8 filed
              May 30, 2001 (Registration No. 333-61890)).
 10.14  --    Form of Edge Petroleum Corporation John W. Elias
              Non-Qualified Stock Option Agreement (Incorporated by
              reference from exhibit 4.6 to the Company's Registration
              Statement on Form S-8 filed May 30, 2001 (Registration No.
              333-61890)).
*21.1   --    Subsidiaries of the Company.
*23.1   --    Consent of KPMG LLP.
*23.2   --    Consent of Ryder Scott Company.
*31.1   --    Certification by John W. Elias, Chief Executive Officer,
              pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2   --    Certification by Michael G. Long, Chief Financial Officer,
              pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1   --    Certification by John W. Elias, Chief Executive Officer,
              pursuant to 18 USC Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2   --    Certification by Michael G. Long, Chief Financial Officer,
              pursuant to 18 USC Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1   --    Summary of Reserve Report of Ryder Scott Company Petroleum
              Engineers as of December 31, 2003.

---------------

* Filed herewith.

     (b) Reports on Form 8-K: The Company filed the following reports on Form 8-K during the quarter ended December 31, 2003:

     The Company filed a Current Report on Form 8-K on October 1, 2003 announcing the issuance of a press release reporting the closing of the previously announced acquisition of oil and gas properties in South Texas and attaching a copy of the press release as an exhibit.

     The Company filed a Current Report on Form 8-K on October 22, 2003 (information furnished not filed) announcing the issuance of a press release reporting 2003 third quarter operations update and attaching a copy of the press release as an exhibit.

     The Company filed a Current Report on Form 8-K on November 5, 2003 (information furnished not filed) announcing the issuance of a press release reporting 2003 third quarter financial results update and attaching a copy of the press release as an exhibit.

     The Company filed a Current Report on Form 8-K on November 26, 2003 announcing the issuance of a joint press release announcing the merger ratio that would be applied in connection with the proposed merger with Miller Exploration Company and attaching a copy of the press release as an exhibit.

     The Company filed a Current Report on Form 8-K on December 11, 2003 announcing the completion of the merger with Miller Exploration Company.

     The Company filed a Current Report on Form 8-K on December 16, 2003 (information furnished not filed) announcing the issuance of a press release announcing their 2004 Capital Program and providing an operations and merger update and attaching a copy of the press release as an exhibit.

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


          /s/ JOHN W. ELIAS               Chief Executive Officer and    Date: March 19, 2004
--------------------------------------       Chairman of the Board
            John W. Elias                (Principal Executive Officer)


         /s/ MICHAEL G. LONG               Senior Vice President and     Date: March 19, 2004
--------------------------------------      Chief Financial Officer
           Michael G. Long                 (Principal Financial and
                                         Principal Accounting Officer)


        /s/ THURMON M. ANDRESS                     Director              Date: March 19, 2004
--------------------------------------
          Thurmon M. Andress


        /s/ VINCENT S. ANDREWS                     Director              Date: March 19, 2004
--------------------------------------
          Vincent S. Andrews


        /s/ JOSEPH R. MUSOLINO                     Director              Date: March 19, 2004
--------------------------------------
          Joseph R. Musolino


        /s/ STANLEY S. RAPHAEL                     Director              Date: March 19, 2004
--------------------------------------
          Stanley S. Raphael


          /s/ JOHN SFONDRINI                       Director              Date: March 19, 2004
--------------------------------------
            John Sfondrini


         /s/ ROBERT W. SHOWER                      Director              Date: March 19, 2004
--------------------------------------
           Robert W. Shower


          /s/ DAVID F. WORK                        Director              Date: March 19, 2004
--------------------------------------
            David F. Work

                           EDGE PETROLEUM CORPORATION

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                           SUPPLEMENTARY INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS

Audited Financial Statements:
Independent Auditors' Report................................   F-2
Consolidated Balance Sheets as of December 31, 2003 and
  2002......................................................   F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 2003, 2002 and 2001..........................   F-4
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2003, 2002 and 2001..........................   F-5
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2003, 2002 and 2001..............   F-6
Notes to Consolidated Financial Statements..................   F-7
Unaudited Information:
  Supplementary Information to Consolidated Financial
     Statements.............................................  F-28

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Edge Petroleum Corporation:

     We have audited the accompanying consolidated balance sheets of Edge Petroleum Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Edge Petroleum Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations and effective January 1, 2001, the Company changed its method of accounting for derivative instruments.

                                          KPMG LLP

Houston, Texas
March 12, 2004

                           EDGE PETROLEUM CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                  2003          2002
                                                              ------------   -----------
                                         ASSETS
CURRENT ASSETS:
    Cash and cash equivalents...............................  $  1,327,081   $ 2,568,176
    Accounts receivable, trade, net of allowance of $525,248
      as of December 31, 2003 and 2002......................     8,889,734     5,617,648
    Accounts receivable, joint interest owners, net of
      allowance of $82,000 as of December 31, 2003 and 2002,
      respectively..........................................     1,797,877       403,446
    Deferred income taxes...................................     1,138,492       832,343
    Derivative financial instruments........................       120,801            --
    Other current assets....................................     1,186,987       430,930
                                                              ------------   -----------
         Total current assets...............................    14,460,972     9,852,543
PROPERTY AND EQUIPMENT, Net -- full cost method of
  accounting for oil and natural gas properties (including
  unevaluated costs of $5.0 million and $7.9 million at
  December 31, 2003 and 2002, respectively).................    97,980,757    75,681,772
DEFERRED INCOME TAXES.......................................     5,570,137        41,338
                                                              ------------   -----------
TOTAL ASSETS................................................  $118,011,866   $85,575,653
                                                              ============   ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable, trade.................................  $  1,732,935   $ 1,533,972
    Accrued liabilities.....................................    11,456,036     3,586,843
    Derivative financial instruments........................            --     1,293,840
    Asset retirement obligation -- current portion..........       323,513            --
    Accrued interest payable................................            --       127,698
                                                              ------------   -----------
         Total current liabilities..........................    13,512,484     6,542,353
ASSET RETIREMENT OBLIGATION -- long-term portion............     1,488,482            --
LONG-TERM DEBT..............................................    21,000,000    20,500,000
                                                              ------------   -----------
         Total liabilities..................................    36,000,966    27,042,353
                                                              ------------   -----------
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value; 5,000,000 shares
      authorized; none issued and outstanding...............            --            --
    Common stock, $0.01 par value; 25,000,000 shares
      authorized; 12,581,032 and 9,416,254 shares issued and
      outstanding at December 31, 2003 and 2002,
      respectively..........................................       125,810        94,163
    Additional paid-in capital..............................    75,282,007    56,663,626
    Retained earnings.......................................     6,966,557     2,616,507
    Accumulated other comprehensive loss....................      (363,474)     (840,996)
                                                              ------------   -----------
         Total stockholders' equity.........................    82,010,900    58,533,300
                                                              ------------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $118,011,866   $85,575,653
                                                              ============   ===========

        See accompanying notes to the consolidated financial statements.

                           EDGE PETROLEUM CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------
                                                                2003          2002          2001
                                                             -----------   -----------   -----------
OIL AND NATURAL GAS REVENUE................................  $33,926,007   $20,911,294   $29,810,917
OPERATING EXPENSES:
    Oil and natural gas operating expenses including
       production and ad valorem taxes.....................    5,115,794     3,831,590     5,000,666
    Depletion, depreciation, amortization and accretion....   13,577,279    10,426,667     9,377,974
    Litigation settlement..................................           --            --     3,546,645
    General and administrative expenses:
    Deferred compensation expense -- repriced options......    1,219,349         3,385      (850,281)
    Deferred compensation expense -- restricted stock......      372,151       399,249       353,371
    Other general and administrative.......................    5,540,140     4,826,793     5,038,050
                                                             -----------   -----------   -----------
         Total operating expenses..........................   25,824,713    19,487,684    22,466,425
                                                             -----------   -----------   -----------
OPERATING INCOME...........................................    8,101,294     1,423,610     7,344,492
OTHER INCOME (EXPENSE):
    Interest expense, net of amounts capitalized...........     (678,805)     (227,759)     (214,619)
    Interest income........................................       16,518        26,954       127,717
                                                             -----------   -----------   -----------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE........................................    7,439,007     1,222,805     7,257,590
INCOME TAX (EXPENSE) BENEFIT...............................   (2,731,132)     (473,060)      818,897
                                                             -----------   -----------   -----------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE.......    4,707,875       749,745     8,076,487
CUMULATIVE EFFECT OF ACCOUNTING CHANGE.....................     (357,825)           --            --
                                                             -----------   -----------   -----------
NET INCOME.................................................    4,350,050       749,745     8,076,487
OTHER COMPREHENSIVE INCOME:
  Cumulative effect transition adjustment..................           --            --    (1,137,221)
  Reclassification of hedging losses.......................      840,996            --       937,120
  Change in fair value of hedging instruments..............     (363,474)     (840,996)      200,101
                                                             -----------   -----------   -----------
    Other comprehensive income (loss)......................      477,522      (840,996)           --
                                                             -----------   -----------   -----------
COMPREHENSIVE INCOME (LOSS)................................  $ 4,827,572   $   (91,251)  $ 8,076,487
                                                             ===========   ===========   ===========
BASIC EARNINGS PER SHARE:
Income before cumulative effect of accounting change.......  $      0.48   $      0.08   $      0.87
Cumulative effect of accounting change.....................        (0.03)           --            --
                                                             -----------   -----------   -----------
Basic earnings per share...................................  $      0.45   $      0.08   $      0.87
                                                             ===========   ===========   ===========
DILUTED EARNINGS PER SHARE:
Income before cumulative effect of accounting change.......  $      0.47   $      0.08   $      0.83
Cumulative effect of accounting change.....................        (0.03)           --            --
                                                             -----------   -----------   -----------
Diluted earnings per share.................................  $      0.44   $      0.08   $      0.83
                                                             ===========   ===========   ===========
BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING..............................................    9,726,140     9,384,097     9,280,605
                                                             ===========   ===========   ===========
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING..............................................    9,987,551     9,605,571     9,728,228
                                                             ===========   ===========   ===========

        See accompanying notes to the consolidated financial statements.

                           EDGE PETROLEUM CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         2003           2002           2001
                                                     ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................  $  4,350,050   $    749,745   $  8,076,487
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Cumulative effect of accounting change........       357,825             --             --
     Depletion, depreciation, amortization and
       accretion...................................    13,577,279     10,426,667      9,377,974
     Amortization of deferred loan costs...........            --         84,479        101,398
     Deferred tax provision (benefit)..............     2,731,132        473,060       (818,897)
     Non-cash compensation expense (benefit).......     1,591,500        402,634       (496,910)
     Bad debt expense..............................            --             --        525,248
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable,
       trade.......................................    (3,137,319)       691,989      2,742,218
     (Increase) decrease in accounts receivable,
       joint interest owners.......................    (1,187,958)       113,555         69,933
     (Increase) decrease in other assets...........      (429,403)       141,945       (519,322)
     Increase (decrease) in accounts payable,
       trade.......................................    (1,767,685)       121,521        135,011
     Increase (decrease) in accrued interest
       payable.....................................      (127,698)       127,698        (50,385)
     Increase (decrease) in accrued liabilities....     7,940,421     (2,925,712)     3,008,458
                                                     ------------   ------------   ------------
          Net cash provided by operating
            activities.............................    23,898,144     10,407,581     22,151,213
                                                     ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................   (33,560,102)   (19,609,639)   (28,988,659)
  Proceeds from the sale of prospects and oil and
     natural gas properties........................       330,096        354,294             --
  Cash acquired in merger with Miller Exploration
     Company, net of acquisition costs.............     5,159,806             --             --
                                                     ------------   ------------   ------------
          Net cash used in investing activities....   (28,070,200)   (19,255,345)   (28,988,659)
                                                     ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from long-term debt...................    10,700,000     11,000,000     11,000,000
  Payments on long-term debt.......................   (10,200,000)      (500,000)    (4,000,000)
  Net proceeds from issuance of common stock.......     2,430,961        122,653        390,421
  Loan costs.......................................            --             --         (7,669)
                                                     ------------   ------------   ------------
          Net cash provided by financing
            activities.............................     2,930,961     10,622,653      7,382,752
                                                     ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS......................................    (1,241,095)     1,774,889        545,306
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.......     2,568,176        793,287        247,981
                                                     ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR.............  $  1,327,081   $  2,568,176   $    793,287
                                                     ============   ============   ============

        See accompanying notes to the consolidated financial statements.

                           EDGE PETROLEUM CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                             ACCUMULATED
                                                                                                OTHER
                                                                               RETAINED     COMPREHENSIVE       TOTAL
                                                              ADDITIONAL       EARNINGS        INCOME       STOCKHOLDERS'
                                      SHARES      AMOUNT    PAID-IN CAPITAL    (DEFICIT)       (LOSS)          EQUITY
                                    ----------   --------   ---------------   -----------   -------------   -------------
BALANCE, DECEMBER 31, 2000........   9,186,071   $ 91,861     $56,247,130     $(6,209,725)   $        --     $50,129,266
  Issuance of common stock........     119,008      1,190         389,231              --             --         390,421
  Deferred compensation expense --
    restricted stock..............          --         --         353,371              --             --         353,371
  Deferred compensation expense --
    repriced options..............          --         --        (850,281)             --             --        (850,281)
  Transition adjustment...........          --         --              --              --     (1,137,221)     (1,137,221)
  Realization of hedging loss.....          --         --              --              --        937,120         937,120
  Change in valuation of hedging
    instruments...................          --         --              --              --        200,101         200,101
  Net income......................          --         --              --       8,076,487             --       8,076,487
                                    ----------   --------     -----------     -----------    -----------     -----------
BALANCE, DECEMBER 31, 2001........   9,305,079     93,051      56,139,451       1,866,762             --      58,099,264
  Issuance of common stock........     111,175      1,112         121,541              --             --         122,653
  Deferred compensation expense --
    restricted stock..............          --         --         399,249              --             --         399,249
  Deferred compensation expense --
    repriced options..............          --         --           3,385              --             --           3,385
  Change in valuation of hedging
    instruments...................          --         --              --              --       (840,996)       (840,996)
  Net income......................          --         --              --         749,745             --         749,745
                                    ----------   --------     -----------     -----------    -----------     -----------
BALANCE, DECEMBER 31, 2002........   9,416,254     94,163      56,663,626       2,616,507       (840,996)     58,533,300
  Issuance of common stock........   3,164,778     31,647      16,889,740              --             --      16,921,387
  Deferred compensation expense --
    restricted stock..............          --         --         372,151              --             --         372,151
  Deferred compensation expense --
    repriced options..............          --         --       1,219,349              --             --       1,219,349
  Tax benefit associated with
    exercise of non-qualified
    stock options.................          --         --         137,141              --             --         137,141
  Reclassification of hedging
    losses........................                                                               840,996         840,996
  Change in valuation of hedging
    instruments...................          --         --              --              --       (363,474)       (363,474)
  Net income......................          --         --              --       4,350,050             --       4,350,050
                                    ----------   --------     -----------     -----------    -----------     -----------
BALANCE, DECEMBER 31, 2003........  12,581,032   $125,810     $75,282,007     $ 6,966,557    $  (363,474)    $82,010,900
                                    ==========   ========     ===========     ===========    ===========     ===========

        See accompanying notes to the consolidated financial statements.

                           EDGE PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

     General -- Edge Petroleum Corporation (the "Company") was organized as a Delaware corporation in August 1996 in connection with its initial public offering and the related combination of certain entities that held interests in Edge Joint Venture II (the "Joint Venture") and certain other oil and natural gas properties; herein referred to as the "Combination". In a series of transactions the Company issued an aggregate of 4,701,361 shares of common stock and received in exchange 100% of the ownership interests in the Joint Venture and certain other oil and natural gas properties. In March 1997, and contemporaneously with the Combination, the Company completed the initial public offering of 2,760,000 shares of its common stock (the "Offering") generating proceeds of approximately $40 million, net of expenses.

     Nature of Operations -- The Company is an independent energy company engaged in the exploration, development, acquisition and production of oil and natural gas. The Company's resources and assets are managed and its results are reported as one operating segment. The Company conducted its operations primarily along the onshore United States Gulf Coast, with its primary emphasis in South Texas, Louisiana and Southeast New Mexico. During 2003 the Company made three acquisitions (see Note 5) and added a new focus area through an exploration alliance in Southeast New Mexico. The Company currently controls interests in almost 208,900 gross acres held under lease or option. In its exploration efforts the Company emphasizes an integrated geologic interpretation method incorporating 3-D seismic technology and advanced visualization and data analysis techniques utilizing state-of-the-art computer hardware and software.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation -- The consolidated financial statements include the accounts of all majority owned subsidiaries of the Company, including Edge Petroleum Operating Company Inc., Edge Petroleum Exploration Company, Miller Oil Corporation and Miller Exploration Company, which are 100% owned subsidiaries of the Company. All intercompany transactions have been eliminated in consolidation.

     Changes in Accounting Principles -- In 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which requires a liability for an asset retirement obligation to be recorded at its fair value in the period in which the obligation is incurred and a corresponding increase in the carrying amount of the related long-lived asset (see Note 7).

     Beginning in the second quarter of 2003, the Company included derivative contracts that qualify as cash flow hedges in the ceiling test calculation in accordance with a revision to Staff Accounting Bulletin Topic 12, "Oil and Gas Producing Activities" in the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 103, "Update of Codification of Staff Accounting Bulletins." There was no impact to the Company for this change in ceiling test calculation.

     Revenue Recognition -- The Company recognizes oil and natural gas revenue from its interests in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by the Company is not significantly different from the Company's share of production.

     Allowance for Doubtful Accounts -- The Company routinely assesses the recoverability of all material trade and other receivables to determine their collectibility. Many of Edge's receivables are from joint interest owners on properties of which the Company is the operator. Thus, Edge may have the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. Generally, the Company's crude oil and natural gas receivables are typically collected within two months. The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. As of December 31, 2003 and 2002, the Company had an allowance for doubtful accounts of $525,248 related to trade receivables and $82,000 related to joint interest receivables (see Note 3).

                           EDGE PETROLEUM CORPORATION

     Inventories -- Inventories consist principally of tubular goods and production equipment, stated at the lower of weighted-average cost or market.

     Other Property, Plant & Equipment -- Depreciation of other office furniture and equipment and computer hardware and software is provided using the straight-line method based on estimated useful lives ranging from five to ten years.

     Oil and Natural Gas Properties -- Investments in oil and natural gas properties are accounted for using the full cost method of accounting. All costs associated with the exploration, development and acquisition of oil and natural gas properties, including salaries, benefits and other internal costs directly attributable to these activities, are capitalized within a cost center. The Company's oil and natural gas properties are located within the United States of America, which constitutes one cost center. The Company capitalized $1.7 million, $1.5 million, and $1.6 million of general and administrative costs in 2003, 2002 and 2001, respectively. Interest costs related to unproved properties are also capitalized to unproved oil and gas properties. The Company capitalized $244,500, $623,400, and $24,400 of interest costs in 2003, 2002 and 2001, respectively.

     Oil and natural gas properties are amortized using the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs. Unproved oil and natural gas properties consist of the cost of unevaluated leaseholds, cost of seismic data, exploratory and developmental wells in progress, and secondary recovery projects before the assignment of proved reserves. Unproved properties are evaluated periodically for impairment on a property-by-property basis. Factors considered by management in its impairment assessment include drilling results by the Company and other operators, the terms of oil and natural gas leases not held by production, production response to secondary recovery activities and available funds for exploration and development. If the results of an assessment indicate that an unproved property is impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. The amortizable base includes estimated future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rates per Mcfe for the years ended December 31, 2003, 2002 and 2001 were $1.59, $1.39, and $1.22, respectively.

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

     A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and 142 to companies in the extractive industries, including oil and gas companies. This issue is currently on the Emerging Issues Task Force ("EITF") agenda as Issue 03-S, "Applicability of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies." The issue is whether SFAS No. 141 and 142 require registrants to classify the costs of acquiring contractual mineral or drilling rights associated with extracting oil and gas as intangible assets on the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, we have included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 141 requires oil and gas companies to classify costs of mineral rights associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, we would be required to reclassify approximately $22.8 million and $8.8 million at December 31, 2003 and 2002, respectively, out of oil and gas properties and into a separate intangible assets line item. These costs include those to acquire contract based drilling and mineral use rights such as delay rentals, lease bonuses, commissions and brokerage fees, and other leasehold costs. Our cash flows and results of operations would not be affected since such

                           EDGE PETROLEUM CORPORATION
intangible assets would continue to be depleted and assessed for impairment in accordance with full cost accounting rules, as allowed by SFAS No. 142. Further, we do not believe the classification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have any impact on our compliance with covenants under our debt agreements.

     In addition, the capitalized costs of oil and natural gas properties are subject to a "ceiling test," whereby to the extent that such capitalized costs subject to amortization in the full cost pool (net of depletion, depreciation and amortization and related deferred taxes) exceed the present value (using 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves using hedge adjusted period end prices, such excess costs are charged to operations. Once incurred, an impairment of oil and natural gas properties is not reversible at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with the Company's quarterly filings with the Securities and Exchange Commission. The period end price was within the collar established by the Company's hedges at December 31, 2003 and thus did not affect prices used in this calculation. No adjustment related to the ceiling test was required during the years ended December 31, 2003, 2002, or 2001.

     Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

     Income Taxes -- The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," which provides for an asset and liability approach for accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases (see Note 12).

     Cash and Cash Equivalents -- The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     Stock-Based Compensation -- The Company accounts for stock compensation plans under the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation expense is recognized for stock options that had an exercise price equal to the market value of the underlying common stock on the date of grant. As allowed by SFAS No. 123, "Accounting for Stock Based Compensation," the Company has continued to apply APB Opinion No. 25 for purposes of determining net income. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company elected not to change to the fair value based method of accounting for stock based employee compensation. Additionally, the statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

     The Company is also subject to reporting requirements of FASB Interpretation No. ("FIN") 44, "Accounting for Certain Transactions involving Stock Compensation," that requires a non-cash charge to deferred compensation expense if the market price of the Company's common stock at the end of a reporting period is greater than the exercise price of certain stock options. After the first such adjustment is made, each subsequent period is adjusted upward or downward to the extent that the market price exceeds the exercise price of the options. The charge is related to non-qualified stock options granted to employees and directors in prior years and re-priced in May 1999, as well as certain options newly issued in conjunction with the repricing (see Note
14).

                           EDGE PETROLEUM CORPORATION

     Had compensation expense for stock-based compensation been determined based on the fair value at the date of grant, our net income, earnings available to common stockholders and earnings per share would have been reduced and the stock-based compensation cost would have been increased to the pro forma amounts indicated below:

                                                         YEAR ENDED DECEMBER 31,
                                                   -----------------------------------
                                                      2003        2002         2001
                                                   ----------   ---------   ----------
Net income as reported...........................  $4,350,050   $ 749,745   $8,076,487
  Add:
     Stock based employee compensation expense
       included in reported net income, net of
       related income tax........................     771,681       2,075     (899,104)
  Deduct:
     Total stock based employee compensation
       expense determined under fair value based
       method for all awards, net of related
       income tax................................    (260,850)   (261,927)    (594,129)
                                                   ----------   ---------   ----------
Pro forma net income.............................  $4,860,881   $ 489,893   $6,583,254
                                                   ==========   =========   ==========
Earnings Per Share
     Basic -- as reported........................  $     0.45   $    0.08   $     0.87
     Basic -- pro forma..........................        0.50        0.05         0.71
     Diluted -- as reported......................  $     0.44   $    0.08   $     0.83
     Diluted -- pro forma........................        0.49        0.05         0.68

     The weighted-average fair value of options granted during 2003, 2002 and 2001 was $3.24, $4.19 and $6.76, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected stock price volatility of 73%, 77%, and 80% in 2003, 2002 and 2001, respectively; risk free interest rate of 3.76%, 3.82% and 5.42% in 2003, 2002 and 2001, respectively; average expected option lives of eight years in 2003, 2002 and 2001, respectively; and a forfeiture rate of 10% over the vesting period of such options.

     Earnings Per Share -- The Company accounts for its earnings per share in accordance with SFAS No. 128, "Earnings per Share," which requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method (see Note 14).

     Financial Instruments -- The Company's financial instruments consist of cash, receivables, payables, long-term debt and oil and natural gas commodity hedges. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of long-term debt as of December 31, 2003 and 2002 approximates fair value because the interest rates are variable and reflective of market rates.

     Derivatives and Hedging Activities -- Due to the instability of oil and natural gas prices, the Company may enter into, from time to time, price risk management transactions (e.g., swaps, collars and floors) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits the Company's ability to benefit from increases in the price of oil and natural gas, it also reduces the Company's potential exposure to adverse price movements. The Company's management sets all of the Company's hedging policies, including volumes, types of instruments and counterparties, on a quarterly basis. These policies are implemented by management

                           EDGE PETROLEUM CORPORATION
through the execution of trades by the Chief Financial Officer after consultation and concurrence by the President and Chairman of the Board. The Board of Directors reviews the Company's hedge policies and trades. The Company designates and accounts for these transactions as hedging activities and, accordingly, realized gains and losses are included in oil and natural gas revenue during the period the hedged transactions occur (see Note 10).

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. The statement, as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an Amendment of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133", requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives be reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or firm commitment, then the changes in the fair value of the derivative instrument will generally be offset in the income statement by the change in the item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows then the changes in the fair value of the derivative instrument will generally be reported in Other Comprehensive Income ("OCI"). The gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the period in which earnings are impacted by the hedged item. Upon adoption of SFAS No. 133, the Company recorded a transition adjustment of approximately $(1.1) million in accumulated other comprehensive income to record the fair value of the natural gas hedges that were outstanding at that date.

     Upon entering into a derivative contract, the Company designates the derivative instruments as a hedge of the variability of cash flow to be received (cash flow hedge). In accordance with SFAS No. 133, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, the effectiveness of transactions that receive hedge accounting. All of the Company's derivative instruments at December 31, 2003 and 2002 were designated and effective as cash flow hedges, accordingly, all unrealized hedging gains and losses were recognized in accumulated other comprehensive income.

     When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value and gains and losses that were accumulated in other comprehensive income will be recognized in earnings immediately.

     At December 31, 2003, the Company had recorded $0.4 million, net of related taxes, of cumulative hedging losses in accumulated other comprehensive income, which will be reclassified to earnings within the next twelve months. The amounts ultimately reclassified to earnings will vary due to changes in the fair value of the open derivative instruments prior to settlement.

     Comprehensive Income -- The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In accordance with the provisions of SFAS No. 130, the Company has presented the components of comprehensive income below the total for net income on the face of the consolidated statements of operations. For the year ended December 31, 2003, the Company had unrealized gains from derivative hedging instruments of $477,522 that was added to net income to arrive at comprehensive income of $5.0 million. As of December 31, 2002, the Company had unrealized losses from derivative hedging instruments of $(840,996) that was deducted from net income to arrive at comprehensive

                           EDGE PETROLEUM CORPORATION
loss of $(91,251). For the year ended December 31, 2001, there were no adjustments to net income in deriving comprehensive income.

     Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

     Significant estimates include volumes of oil and gas reserves used in calculating depreciation, depletion and amortization of proved oil and natural gas properties, future net revenues and abandonment obligations , impairment of undeveloped properties, future income taxes and related assets/liabilities, bad debts, derivatives, contingencies and litigation. Oil and natural gas reserve estimates, which are the basis for unit-of-production depletion and the ceiling test, have numerous inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future.

     Concentration of Credit Risk -- Substantially all of the Company's accounts receivable result from oil and natural gas sales or joint interest billings to third parties in the oil and natural gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Company has not experienced significant credit losses on such receivables; however, in 2001, the Company reserved $525,248 related to non-payments from two purchasers of the Company's oil and natural gas. No bad debt expense was recorded in 2003 or 2002. The Company cannot ensure that similar such losses may not be realized in the future.

     Recently Issued Accounting Pronouncements -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal plan be recognized when the liability is incurred. The Company adopted SFAS No. 146 effective January 1, 2003. The Company did not participate in any applicable activities affected by this standard during the year ended December 31, 2003.

     In January 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities," which addresses the consolidation of business enterprises to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control.

     The Company shares interests with related parties in a variety of different partnership and joint venture entities in order to share the rewards of ownership in certain oil and natural gas royalties. The Company does not provide supplemental financial support to these entities nor does it own voting rights. In general, these entities are structured such that the voting and sharing ratios in these entities are consistent with the allocation of the entities' distributions of cash from royalty revenues. The Company is not impacted by FIN 46 because

                           EDGE PETROLEUM CORPORATION
there is no investment in nor obligation to share in future capital requirements of these or other entities. On September 2, 2003, the Company sold its interests in two of these entities (see Note 15).

3.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The following table sets forth changes in the Company's allowance for doubtful accounts for the years ended December 31, 2003, 2002 and 2001:

                                            BALANCE AT    CHARGED TO                BALANCE AT
                                            BEGINNING     COSTS AND    DEDUCTIONS     END OF
                                             OF YEAR       EXPENSES    AND OTHER       YEAR
                                           ------------   ----------   ----------   ----------
YEAR ENDED DECEMBER 31, 2003:
  Allowance for doubtful accounts........    $607,248      $     --     $    --      $607,248
YEAR ENDED DECEMBER 31, 2002:
  Allowance for doubtful accounts........    $688,248      $     --     $81,000      $607,248
YEAR ENDED DECEMBER 31, 2001:
  Allowance for doubtful accounts........    $163,000      $525,248     $    --      $688,248

4.  OTHER CURRENT ASSETS

     Below are the components of other current assets as of December 31, 2003 and 2002:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 2003        2002
                                                              ----------   --------
Prepaid Insurance...........................................  $  745,499   $220,841
Prepayments and Deposits....................................     118,167    210,089
Inventory...................................................     323,321         --
                                                              ----------   --------
                                                              $1,186,987   $430,930
                                                              ==========   ========

5. ACQUISITIONS, MERGER AND DIVESTITURES

  ACQUISITIONS

     On September 30, 2003 the Company consummated the acquisition of oil and gas properties in its core South Texas area for $8.9 million paid in cash. The purchase price was funded from existing working capital and borrowings under its existing credit facility.

     On November 20, 2003 the Company consummated another acquisition of oil and gas properties in its core South Texas area for $0.9 million paid in cash. The purchase price was funded from existing working capital and borrowings under its existing credit facility.

  MERGER

     On December 4, 2003 the Company completed its merger with Miller Exploration Company ("Miller"). Under the terms of the merger agreement, each share of issued and outstanding common stock of Miller was converted into
1.22342 shares of Edge common stock. Edge issued approximately 2.6 million shares of Edge common stock to the shareholders of Miller in exchange for all of the outstanding common stock of Miller. The merger was treated as a tax-free reorganization and accounted for as a purchase business combination. Under this method of accounting, on the date of the merger, the assets and liabilities of Miller were recorded

                           EDGE PETROLEUM CORPORATION
by Edge at their estimated fair market values. The following is a calculation of the purchase price paid for Miller:

                                                               IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS
                                                               --------------------
Shares of common stock issued(1)............................           2,605
Edge stock price per share used to value acquisition(2).....         $  5.49
                                                                     -------
Fair value of stock issued..................................         $14,300
Fair value of vested Miller employee stock options assumed
  by Edge, less common stock issuance costs.................             121
Direct merger costs(3)......................................           1,239
                                                                     -------
Purchase price..............................................         $15,660
                                                                     =======

---------------

(1) Represents merger ratio of 1.22342 multiplied by 2,129,078, the number of Miller outstanding shares at December 4, 2003.

(2) Represents the average of the closing sales prices for our common stock on a four trading day collar around the public announcement date of the acquisition, May 29, 2003.

(3) Relates primarily to severance costs ($255,800), professional fees directly related to the merger ($635,600) and other direct transaction costs ($348,000). The severance costs result from change in control provisions in employment contracts and employee plans.

     In addition, the Company incurred expenses associated with the merger of $279,400, which included retention, salaries and benefits, and integration costs.

     The following is the allocation of the purchase price to specific assets and liabilities based on estimates of fair values and costs, which will be adjusted to actual amounts as determined. Such adjustments are not expected to be material.

                                                               IN THOUSANDS
                                                               ------------
Current assets..............................................     $ 7,763
Properties and equipment....................................       1,819
Deferred tax asset(1).......................................       8,487
Current liabilities.........................................      (3,214)
Asset retirement obligation.................................        (434)
                                                                 -------
Stockholders' equity........................................     $14,421
                                                                 =======

---------------

(1) Represents certain tax benefits acquired from Miller primarily consisting of net operating loss carryforwards subject to corporate ownership limitations.

     The following unaudited pro forma results for 2003 and 2002 are a result of combining the statement of income of Edge with the statement of income for Miller adjusted for (1) the revenue and costs associated with certain Alabama properties sold by Miller in June of 2003, prior to consummation of the merger,
(2) depletion, depreciation and amortization expense of Miller applied to the adjusted basis of the properties acquired using the purchase method of accounting, and (3) the related income tax effects of these adjustments based on the applicable statutory rates.

                           EDGE PETROLEUM CORPORATION

     The following unaudited pro forma information shows the effect on the Company's consolidated results of operations as if the Miller transaction occurred on January 1, 2002. The pro forma information includes numerous assumptions, and is not necessarily indicative of future results of operations:

                                                                 2003         2002
                                                              ----------   ----------
                                                                    (UNAUDITED)
                                                               (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
Revenue.....................................................   $43,796      $30,676
Net income..................................................     7,339          171
Net income per common share:
  Basic.....................................................      0.60         0.01
  Diluted...................................................      0.59         0.01

  DIVESTITURES

     During 2003, 2002 and 2001, the Company's sold oil and gas properties for net proceeds of $330,100, $354,300 and $0, respectively. Proceeds from these dispositions were credited to the full cost pool. The Company's 2003 asset divestitures related primarily to the sale of the Company's interest in affiliated entities, Essex I and II Joint Ventures (see Note 15), and certain oil and gas properties in Texas and Louisiana. The Company's 2002 divestitures were related to the sale of certain interests in oil and gas properties in Texas, Alabama, Montana, and Louisiana.

6.  PROPERTY AND EQUIPMENT

     At December 31, 2003 and 2002, property and equipment consisted of the following:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2003           2002
                                                           ------------   ------------
Developed oil and natural gas properties.................  $164,419,619   $125,640,971
Unevaluated oil and natural gas properties...............     5,044,584      7,901,315
Computer equipment and software..........................     4,124,424      4,067,405
Other office property and equipment......................     1,682,854      1,509,095
                                                           ------------   ------------
  Total property and equipment...........................   175,271,481    139,118,786
Accumulated depletion, depreciation and amortization.....   (77,290,724)   (63,437,014)
                                                           ------------   ------------
  Property and equipment, net............................  $ 97,980,757   $ 75,681,772
                                                           ============   ============

     The following table summarizes the cost of the properties not subject to amortization by the year the cost was incurred:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
Year cost incurred:
  1999......................................................  $  193,060   $  193,060
  2000......................................................       8,611    1,126,667
  2001......................................................     121,038    3,069,611
  2002......................................................     319,188    3,511,977
  2003......................................................   4,402,687           --
                                                              ----------   ----------
     Total                                                    $5,044,584   $7,901,315
                                                              ==========   ==========

                           EDGE PETROLEUM CORPORATION

7.  ASSET RETIREMENT OBLIGATIONS

     In June 2001, the FASB issued SFAS No. 143, which requires that an asset retirement obligation ("ARO") associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized asset retirement cost ("ARC"), is depleted over the useful life of the asset. The offsetting ARO liability is also recorded at fair value, and accretion expense recognized as the discounted liability is accreted to its expected settlement value. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at the Company's credit-adjusted risk-free interest rate.

     The Company adopted SFAS No. 143 on January 1, 2003, which resulted in a net increase to oil and gas properties of $0.4 million (i.e. ARC) and related liabilities of $0.9 million. These amounts reflect the ARO of the Company had the provisions of SFAS No. 143 been applied since inception and resulted in a non-cash charge to earnings of $357,800 ($550,500 pre-tax). Going forward the Company will record an abandonment liability associated with its oil and gas wells when those assets are placed in service.

     The following table describes all changes to the Company's ARO liability since adoption:

                                                                  YEAR ENDED
                                                               DECEMBER 31, 2003
                                                               -----------------
ARO upon adoption on January 1, 2003........................      $  942,736
Additional liabilities incurred.............................         997,057
Liabilities settled.........................................         (85,164)
Accretion expense...........................................          66,625
Revisions...................................................        (109,259)
                                                                  ----------
ARO at December 31, 2003....................................      $1,811,995
                                                                  ==========

     ARO liabilities incurred during the year ended December 31, 2003 include obligations assumed for over 80 wells acquired in South Texas on September 30, 2003 and 16 wells and 3 facilities acquired in the Miller merger on December 4, 2003 as well as obligations for all successful wells drilled during the year (see Note 5). Liabilities settled during the year ended December 31, 2003 included 11 wells that were plugged.

     The following table summarizes the pro forma net income and earnings per share for the years ended December 31, 2002 and 2001 had SFAS 143 been adopted by the Company on January 1, 2001.

                                           FOR THE YEAR ENDED         FOR THE YEAR ENDED
                                            DECEMBER 31, 2002         DECEMBER 31, 2001
                                         -----------------------   ------------------------
                                         AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                         -----------   ---------   -----------   ----------
Net income.............................   $749,745     $715,192    $8,076,487    $7,749,318
Net income per share, basic............   $   0.08     $   0.08    $     0.87    $     0.84
Net income per share, diluted..........   $   0.08     $   0.07    $     0.83    $     0.80

     Had the Company applied the provisions of SFAS No. 143 in the previous periods, the pro forma amount of the ARO liability would have been $882,537 at January 1, 2002 and $703,786 at January 1, 2001.

                           EDGE PETROLEUM CORPORATION

8.  ACCRUED LIABILITIES

     Below are the components of accrued liabilities as of December 31, 2003 and 2002:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2003          2002
                                                              -----------   ----------
Accrued capital expenditures................................  $ 4,751,882   $       --
Professional services.......................................      236,500      253,800
Salary and benefits.........................................      579,537       96,645
Royalties payable...........................................    3,283,521    2,120,951
Lease operating expenses including severance taxes
  payable...................................................    1,230,195      720,255
Other.......................................................    1,374,401      395,192
                                                              -----------   ----------
  Total Accrued Liabilities.................................  $11,456,036   $3,586,843
                                                              ===========   ==========

9.  LONG-TERM DEBT

     In March 2004, the Company entered into a new amended and restated credit facility (the "Credit Facility"), effective December 31, 2003, which permits borrowings up to the lesser of (i) the borrowing base and (ii) $100.0 million. Borrowings under the Credit Facility bear interest at a rate equal to prime plus 0.50% or LIBOR plus 2.25%. As of December 31, 2003, $21.0 million in borrowings were outstanding under the Credit Facility. The Credit Facility matures December 31, 2006 and is secured by substantially all of the Company's assets.

     At that time the borrowing base under the Credit Facility was also increased to $40.0 million, effective December 31, 2003, as a result of the acquisition of properties in the Miller merger and our drilling activities since the last redetermination. Upon entering into the new Credit Facility, the available borrowing capacity under this facility was $19.0 million.

     The Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings, sales of oil and natural gas properties or other collateral, and engaging in merger or consolidation transactions. The Credit Facility also prohibits dividends and certain distributions of cash or properties and certain liens. The Credit Facility also contains certain financial covenants. The EBITDAX to Interest Expense ratio requires that (a) consolidated EBITDAX (defined as EBITDA less similar non-cash items and exploration and abandonment expenses for such period) of the Company for the four fiscal quarters then ended to (b) the consolidated interest expense of the Company for the four fiscal quarters then ended, not be less than 3.5 to
1.0. The Working Capital ratio requires that the amount of the Company's consolidated current assets less its consolidated current liabilities, as defined in the agreement, be at least $1.0 million. The Maximum Leverage ratio requires that the ratio, as of the last day of any fiscal quarter, of (a) Total Indebtedness (as defined in the Credit Facility) as of such fiscal quarter to
(b) an amount equal to consolidated EBITDAX for the two quarters then ended times two, shall not be greater than 3.0 to 1.0 At December 31, 2003, the Company was in compliance with the above-mentioned covenants. Consolidated EBITDAX is a component of negotiated covenants with our lenders and is presented here as part of the Company's disclosure of its covenant obligations.

                           EDGE PETROLEUM CORPORATION

10.  HEDGING ACTIVITIES

     The impact on oil and natural gas revenue from hedging activities for the three years ended December 31, 2003, 2002 and 2001 was as follows:

                                                                         REALIZED HEDGING GAINS (LOSSES)
                          EFFECTIVE DATES                                FOR THE YEAR ENDED DECEMBER 31,
                        --------------------    PRICE PER     MMBTU    -----------------------------------
HEDGE TYPE              BEGINNING    ENDING       MMBTU      PER DAY      2003         2002        2001
----------              ---------   --------   -----------   -------   -----------   ---------   ---------
Natural Gas Collar....   1/1/03     12/31/03   $4.00-$4.25   10,000    $(4,474,190)  $      --   $      --
Natural Gas Collar....   6/1/03      9/30/03   $5.00-$6.50    2,000         18,600          --          --
Natural Gas Floor.....   4/1/02      6/30/02         $2.65   18,000             --    (163,800)         --
Natural Gas Swap......   9/1/02     12/31/02         $3.59    5,000             --    (110,550)         --
Natural Gas Swap......   9/1/02     12/31/02        $3.685    5,000             --     (52,600)         --
Natural Gas Collar....   1/1/01     12/31/01   $4.50-$6.70    4,000             --          --    (937,120)
                                                                       -----------   ---------   ---------
                                                                       $(4,455,590)  $(326,950)  $(937,120)
                                                                       ===========   =========   =========

     The outstanding hedges at December 31, 2003, 2002 and 2001 impacting the Balance Sheet were as follows:

                                                                                  UNREALIZED HEDGING GAINS
                                                                                 (LOSSES) FOR THE YEAR ENDED
                                 EFFECTIVE DATES                                        DECEMBER 31,
TRANSACTION                    --------------------    PRICE PER    VOLUME    ---------------------------------
   DATE      HEDGE TYPE        BEGINNING    ENDING       UNIT       PER DAY     2003        2002         2001
-----------  ----------        ---------   --------   -----------   -------   --------   -----------   --------
12/03        Natural Gas
             Collar(1).......    1/1/04     3/31/04   $4.50-$7.05    5,000    $ 37,688   $        --   $     --
08/03        Natural Gas         1/1/04     3/01/04
             Collar(1)(2)....   9/01/04    12/31/04   $4.50-$7.00   10,000      40,117            --         --
08/03        Natural Gas
             Collar(1)(2)....    4/1/04     8/31/04   $4.50-$6.00   10,000      42,996            --         --
10/02        Natural Gas
             Collar..........    1/1/03    12/31/03   $4.00-$4.25   10,000          --    (1,293,840)        --
                                                                              --------   -----------   --------
                                                                              $120,801   $(1,293,840)  $     --
                                                                              ========   ===========   ========

---------------

(1) The Company's current hedging activities for natural gas were entered into on a per MMbtu delivered price basis, with settlement for each calendar month occurring five business days following the expiration date.

(2) This hedge was entered into at a cost of $686,250.

     Hedges entered into after December 31, 2003 were as follows:

                                         EFFECTIVE DATES
                                       --------------------     PRICE PER       VOLUME
TRANSACTION DATE      HEDGE TYPE       BEGINNING    ENDING        UNIT          PER DAY
----------------      ----------       ---------   --------   -------------   -----------
                   Natural Gas
02/04              Collar(1)........     4/1/04     9/30/04   $4.50-$6.20     5,000 MMBTU
                   Natural Gas
03/04              Collar(1)........    10/1/04    12/31/04   $4.50-$7.25     5,000 MMBTU
                   Crude Oil
03/04              Collar(2)........     4/1/04    12/31/04   $30.00-$35.50   400 BBL

---------------

(1) The Company's current hedging activities for natural gas were entered into on a per MMbtu delivered price basis, Houston Ship Channel Index, with settlement for each calendar month occurring five business days following the expiration date.

                           EDGE PETROLEUM CORPORATION

(2) The Company's current hedging activities for crude oil were entered into on a per Bbl delivered price basis, West Texas Intermediate Index, with settlement for each calendar month occurring five business days following the expiration date.

11.  COMMITMENTS AND CONTINGENCIES

  COMMITMENTS

     At December 31, 2003, the Company was obligated under noncancelable operating leases. Following is a schedule of the remaining future minimum lease payments under these leases:

2004........................................................   $  436,200
2005........................................................      449,700
2006........................................................      441,800
2007........................................................      441,800
Remainder...................................................    2,397,300
                                                               ----------
Total.......................................................   $4,166,800
                                                               ==========

     Rent expense for the years ended December 31, 2003, 2002 and 2001 was $442,700, $566,700, and $579,000, respectively.

  EXPLORATION ALLIANCE

     On August 26, 2003, the Company entered into a new exploration alliance to jointly explore for oil and natural gas in the Southeast New Mexico portion of the Permian Basin with two private oil and gas companies. Edge and its co-explorers agreed to the establishment of an area of mutual interest (the "AMI") covering all of Eddy and Lea Counties, as well as a portion of southern Chaves County. The Company will act as operator for the exploration alliance and earn, subject to fulfillment of certain obligations, an assignment of an undivided working interest and a net revenue interest, proportionately reduced, in all acreage owned in the AMI. In order to earn the interests in the AMI properties, the Company will pay a total fee of $2.7 million, $1.0 million paid at closing and the balance to be paid in 17 equal monthly installments, and commit to the drilling of four Grayburg/San Andres and six Atoka/Morrow wells within an 18 month time period. In addition to the fee, the Company will carry its partners for certain costs in the obligation wells. All subsequent wells, new leasehold acreage and any other acquisitions will be done on a pro-rata basis by all parties. As of December 31, 2003, the Company had $1.2 million of payments remaining under this agreement.

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

                           EDGE PETROLEUM CORPORATION

12.  INCOME TAXES

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes in accordance with SFAS No. 109. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2003 and 2002 are as follows:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                                2003          2002
                                                            ------------   -----------
Deferred tax liability:
  Book basis of oil and natural gas properties in excess
     of tax basis.........................................  $(12,479,467)  $(9,636,351)
Deferred tax assets:
  Net operating loss carryforwards........................    17,548,865     9,602,689
  Expenses not currently deductible for tax purposes......       192,500        26,250
  Accretion on ARO........................................        95,924            --
  Deferred compensation...................................       531,479       112,362
  Federal alternative minimum tax credits.................        75,000        75,000
  Price risk management liability.........................       201,976       452,844
  Other...................................................       542,352       240,887
                                                            ------------   -----------
Total deferred tax asset..................................    19,188,096    10,510,032
                                                            ------------   -----------
Net deferred tax asset....................................  $  6,708,629   $   873,681
                                                            ============   ===========

     Tax benefits of $137,100 associated with the exercise of non-qualified stock options during the year ended December 31, 2003 are reflected as a component of equity. Upon adoption of SFAS No. 143 on January 1, 2003, the Company recorded a cumulative effect of change in accounting principle of $357,825, after taxes of $192,675.

     The Company's provision (benefit) for income taxes consists of the following:

                                                        2003        2002       2001
                                                     ----------   --------   ---------
Current............................................  $       --   $     --   $  75,000
Deferred...........................................   2,731,132    473,060    (893,897)
                                                     ----------   --------   ---------
  Total............................................  $2,731,132   $473,060   $(818,897)
                                                     ==========   ========   =========

     The differences between the statutory federal income taxes calculated using a federal tax rate of 35% and the Company's effective tax rate is summarized as follows:

                                                      2003        2002        2001
                                                   ----------   --------   -----------
Statutory federal income taxes...................  $2,603,653   $427,982   $ 2,540,157
  Expenses not deductible for tax purposes and
     other.......................................     127,479     45,078      (132,464)
  Reduction in valuation allowance...............          --         --    (3,226,590)
                                                   ----------   --------   -----------
Income tax expense (benefit).....................  $2,731,132   $473,060   $  (818,897)
                                                   ==========   ========   ===========

     At December 31, 2003, the Company had cumulative net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $50.1 million that expire beginning 2012 through 2022. The Company believes that it is more likely than not that it will utilize all of these NOLs in connection with federal income taxes generated in the future. The estimated NOLs presented herein assume that certain items, primarily intangible drilling costs, have been written off for tax purposes in the current year. However,

                           EDGE PETROLEUM CORPORATION
the Company has not made a final determination if an election will be made to capitalize all or part of these items for tax purposes in the future. During 2001, the Company determined that it was more likely than not that future taxable income would be sufficient to realize its recorded tax assets, accordingly a valuation allowance totaling $3.2 million was reversed.

13.  EMPLOYEE BENEFIT PLANS

     Effective July 1, 1997, the Company established a defined-contribution 401(k) Savings & Profit Sharing Plan Trust (the "Plan") covering employees of the Company who are age 21 or older. The Company's matching contributions to the Plan are discretionary. For the years ended December 31, 2003, 2002 and 2001, the Company contributed $74,200, $83,200, and $60,500, respectively, to the Plan.

14.  EQUITY AND STOCK PLANS

     Private Offering -- In connection with a private offering on May 6, 1999 of 1,400,000 shares of common stock at a price of $5.40 per share the Company issued warrants for $0.125 per warrant, to acquire an additional 420,000 shares of common stock at $5.35 per share and are exercisable through May 6, 2004. At the election of the Company, the warrants may be called at a redemption price of $0.01 per warrant at any time after any date at which the average daily per share closing bid price for the immediately preceding 20 consecutive trading days exceeds $10.70. In November and December of 2003, 375,000 warrants were exercised for proceeds of approximately $2.0 million. As of December 31, 2003, 45,000 warrants were outstanding. Subsequent to December 31, 2003, Mr. Elias, our Chairman and Chief Executive Officer, exercised the remaining warrants which resulted in our issuance to him of 45,000 shares of common stock and net proceeds to us of $240,750.

     Stock Plan -- In conjunction with the Offering, the Company established the Incentive Plan of Edge Petroleum Corporation (the "Incentive Plan"). The Incentive Plan is discretionary and provides for the granting of awards, including options for the purchase of the Company's common stock and for the issuance of restricted and/or unrestricted common stock to directors, officers, employees and independent contractors of the Company. The options and restricted stock granted to date vest over periods of 2-10 years. An aggregate of 1,700,000 shares of common stock have been reserved for grants under the Incentive Plan, of which 558,030 shares were available for future grants at December 31, 2003. Shares of common stock awarded as restricted stock are subject to vesting requirements and subject to risk of forfeiture until earned by continued employment or service. During 2003, awards of 32,000 nonqualified stock options were issued having an exercise price in the range of $3.88 to $5.73 per share based on the market value on the date of grant. Also, during 2003, awards for 87,300 shares of restricted stock were made having a value in the range of $3.88 to $6.68 per share based on the market value on each award date. During 2002, awards of 199,800 nonqualified stock options were issued having an exercise price of $3.40 to $5.69 per share based on the market value on the date of grant. Also during 2002, awards for 15,800 shares of restricted stock were made having a value in the range of $3.40 to $5.21 per share based on the market value on each award date. During 2001, awards for 100,800 shares of restricted stock were made having a value in the range of $4.58 to $8.88 per share based on the market value on each award date. Shares of common stock associated with these awards will be issued, subject to continued employment, ratably over three years in accordance with the award's vesting schedule, beginning on the first anniversary of the date of grant. Compensation expense is amortized over the vesting period and offset to additional paid in capital. Amortization of deferred compensation related to restricted stock awards totaled $372,200, $399,200 and $353,400, respectively, for the years ended December 31, 2003, 2002 and 2001.

     Effective May 21, 1999, the Company amended and restated the Incentive Plan. In conjunction with those and other amendments of the Incentive Plan, the Company exchanged, on a voluntary basis, 556,488 outstanding nonqualified stock options of certain employees and Directors of the Company for 326,700 new

                           EDGE PETROLEUM CORPORATION
common stock options in replacement of those options. The exercise price of the replacement options was $7.06 per share, which represents the fair market value on the date of grant. The replaced options have a ten-year term with 50% of the options vesting immediately on the date of grant with the remaining 50% vesting on May 21, 2000. On May 21, 1999, in conjunction with the repricing, the Company also issued 99,800 new ten-year common stock options to employees, which vested 100% on May 21, 2001. The exercise price of the new options was $7.06, which represents the fair market value on the date of grant. On June 1, 1999, the Company issued 21,000 ten-year common stock options to non-employee directors with an exercise price of $7.28 per share, which represented their fair market value at the date of grant, vesting 100% on June 1, 2001.

     The Company amended the Incentive Plan in December 2003, to increase the shares available under the plan from 1.2 million to 1.7 million.

     Deferred compensation cost reported in accordance with FIN 44 included a charge of $1.2 million for the year ended December 31, 2003. Below is a summary of FIN 44 charges and credits impacting the Company's statement of operations for the years indicated:

YEAR ENDED                                                       CHARGE
DECEMBER 31,                                                    (CREDIT)
------------                                                   ----------
2003........................................................   $1,219,349
2002........................................................        3,385
2001........................................................     (850,281)

     Effective January 8, 1999, as a component of his employment agreement with the Company, John Elias, CEO and Chairman of the Board, was granted options outside of the Incentive Plan for the purchase of 200,000 shares of common stock. These options vest and become exercisable one-third upon issue, and one-third upon each of January 1, 2000 and January 1, 2001. In January 2000, Mr. Elias was granted additional options outside of the Incentive Plan for the purchase of 50,000 shares of common stock. These options vested and became 100% exercisable in January 2002. In January 2001, Mr. Elias was granted additional options outside the Incentive Plan for the purchase of another 50,000 shares of common stock. These options vested and became 100% exercisable in January 2003. In January 2002, Mr. Elias was granted additional options outside the Incentive Plan for the purchase of another 50,000 shares of common stock that vested and became 100% exercisable in January 2004. In April 2002, Mr. Elias was granted additional options outside the Incentive Plan for the purchase of another 24,000 shares of common stock. These options vest and become 100% exercisable in April 2004. In January 2003, Mr. Elias was granted options outside the Incentive Plan for the purchase of another 50,000 shares of common stock that vest and become 100% exercisable in January 2005. In April 2001, Mr. Elias was granted 14,000 shares of restricted stock outside the Incentive Plan valued at $7.75 per share, the market value on the award date. These shares are issued ratably over three years in accordance with the award's vesting schedule, beginning on the first anniversary of the date of grant. Compensation expense is amortized over the vesting period and offset to additional paid in capital. The

                           EDGE PETROLEUM CORPORATION
amortization of compensation expense related to this award was included in the amounts discussed above. Below is a summary of option and restricted stock grants to Mr. Elias:

                        SHARES      EXERCISE
DATE GRANTED          OUTSTANDING    PRICE               DATE EXERCISABLE
------------          -----------   --------             ----------------
OPTIONS(1):
  01/08/1999........    200,000      $4.22     One-third upon issue and one-third
                                               upon each of January 1, 2000 and
                                               2001
  01/03/2000........     50,000      $3.16     100% January 2002
  01/03/2001........     50,000      $8.88     100% January 2003
  01/03/2002........     50,000      $5.18     100% January 2004
  04/02/2002........     24,000      $5.59     100% April 2004
  01/23/2003........     50,000      $3.88     100% January 2005
RESTRICTED STOCK(2):
  04/02/2001........     14,000                Ratably over three years beginning
                                               on the first anniversary of the date
                                               of grant

---------------

(1) Exercise price equals the fair market value on the date of grant.

(2) Value was $7.75 per share, the market value on the date of grant.

     A summary of the status of the Company's stock options and changes as of and for each of the three years ended December 31, 2003 is presented below:

                                  2003                   2002                  2001
                          --------------------   --------------------   -------------------
                                      WEIGHTED               WEIGHTED              WEIGHTED
                                      AVERAGE                AVERAGE               AVERAGE
                                      EXERCISE               EXERCISE              EXERCISE
                           SHARES      PRICE      SHARES      PRICE      SHARES     PRICE
                          ---------   --------   ---------   --------   --------   --------
Outstanding, January
  1.....................  1,098,050    $ 5.62      866,200    $5.62      993,517    $ 6.76
Granted.................     82,000    $ 4.35      273,800    $5.46       92,200    $ 8.49
Assumed in merger.......    120,138    $39.76           --       --           --        --
Purchased...............         --        --           --       --     (133,645)   $16.50
Forfeited...............    (24,000)   $ 6.04      (24,650)   $5.70      (10,000)   $ 3.66
Exercised...............   (104,676)   $ 4.07      (17,300)   $3.01      (75,872)   $ 5.15
                          ---------              ---------              --------
Outstanding, December
  31....................  1,171,512    $ 9.14    1,098,050    $5.62      866,200    $ 5.62
                          =========              =========              ========
Exercisable, December
  31,...................    843,412    $10.67      752,050    $5.34      574,200    $ 6.07
                          =========              =========              ========
Weighted average fair
  value of options
  granted during the
  period................  $    3.23              $    4.19              $   6.76
                          =========              =========              ========

     The Company purchased 133,645 options from a former employee at a cost of $100,000 that was included in general and administrative costs for the year ended December 31, 2001.

                           EDGE PETROLEUM CORPORATION

     A summary of the Company's stock options categorized by class of grant at December 31, 2003 is presented below:

                        ALL OPTIONS                                     OPTIONS EXERCISABLE
-----------------------------------------------------------   ---------------------------------------
                                      WEIGHTED
                                       AVERAGE     WEIGHTED                                  WEIGHTED
                                      REMAINING    AVERAGE                                   AVERAGE
RANGE OF                 SHARES      CONTRACTUAL   EXERCISE      RANGE OF        SHARES      EXERCISE
EXERCISE PRICE         OUTSTANDING      LIFE        PRICE     EXERCISE PRICE   OUTSTANDING    PRICE
--------------         -----------   -----------   --------   --------------   -----------   --------
$ 3.00-$4.70.........    187,200        7.11        $ 3.35    $ 3.00-$ 4.70      125,200      $ 3.09
$ 4.22...............    200,000        5.02        $ 4.22    $        4.22      200,000      $ 4.22
$ 5.18-$5.73.........    266,100        8.30        $ 5.51               --           --          --
$ 7.06-$7.58.........    348,650        5.39        $ 7.09    $ 7.06-$ 7.58      348,650      $ 7.09
$ 8.63-$8.88.........     58,500        7.02        $ 8.87    $ 8.63-$ 8.88       58,500      $ 8.87
$13.50...............        100        3.98        $13.50    $       13.50          100      $13.50
$ 0.08-$82.76........    110,962        0.02        $43.16    $ 0.08-$82.76      110,962      $43.16

     Computation of Earnings Per Share -- The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128.

                                                        YEAR ENDED DECEMBER 31, 2003
                                                   ---------------------------------------
                                                     INCOME         SHARES       PER SHARE
                                                   (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                   -----------   -------------   ---------
Basic EPS
  Income available to common stockholders........  $4,350,050      9,726,140      $ 0.45
Effect of Dilutive Securities
  Common stock options...........................          --        148,618       (0.01)
  Restricted stock...............................          --        110,379          --
  Warrants.......................................          --          2,414          --
                                                   ----------      ---------      ------
Diluted EPS
  Income available to common stockholders........  $4,350,050      9,987,551      $ 0.44
                                                   ==========      =========      ======

                                                        YEAR ENDED DECEMBER 31, 2002
                                                   ---------------------------------------
                                                     INCOME         SHARES       PER SHARE
                                                   (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                   -----------   -------------   ---------
Basic EPS
  Income available to common stockholders........   $749,745       9,384,097       $0.08
Effect of Dilutive Securities
  Common stock options...........................         --          85,633          --
  Restricted stock...............................         --         135,841          --
                                                    --------       ---------       -----
Diluted EPS
  Income available to common stockholders........   $749,745       9,605,571       $0.08
                                                    ========       =========       =====

                           EDGE PETROLEUM CORPORATION

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
                                                   ==========      =========      ======

15.  RELATED PARTY TRANSACTIONS

     The transactions described below in this Note 15 were carried out on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties in arm's length negotiations, however, because the transactions were with affiliates, it is possible that the Company would have obtained different terms from a truly unaffiliated third-party.

     Essex Royalty Joint Ventures -- A company wholly owned by Mr. Sfondrini is the general partner of each of Essex Royalty Limited Partnership ("Essex I L.P.") and Essex Royalty Limited Partnership II ("Essex II L.P."). In April 1992, a predecessor partnership of the Company and Essex I L.P. entered into a Joint Venture Agreement (the "Essex I Joint Venture") with respect to the purchase of certain royalty and nonoperating interests in oil and natural gas properties. In May 1994, the Company's predecessor partnership and Essex II L.P. entered into a Joint Venture Agreement (the "Essex II Joint Venture") similar in nature to the Essex I Joint Venture. Since January 1, 2001, Mr. Sfondrini and a company wholly owned by Mr. Sfondrini have served as manager of the Essex I and II Joint Ventures. Prior to that time, the Company served as manager.

     The Essex I Joint Venture terminated in April 1997, although distributions from it continue. Under the terms of the Essex I Joint Venture Agreement, Essex I L.P. made capital contributions aggregating $3 million and the Company and its predecessor made no capital contributions. The Essex I Joint Venture Agreement provides that quarterly distributions of cash be made, in accordance with specified sharing ratios, in an amount, subject to certain adjustments, not less than that equal to revenues received from royalties less the management fee paid to the managing venturer and the expenses of the Essex I Joint Venture. Initially, Essex I L.P. receives 100% of all cash distributions pursuant to the sharing ratios until a certain payout amount has been recouped as defined in the Essex I Joint Venture Agreement, as amended, at which time the sharing ratios shift to 40% for the Company and 60% for Essex I L.P. The Essex I Joint Venture Agreement was amended prior to 2003 to, among other things, modify the calculation as to when the sharing ratio would occur, provide for a management fee payable to the managing venture of 3% per month of gross distributions and provide for a de minimus portion of the after-payout distributions to go to Edge Group Partnership, a general partnership, the partners of which are three limited partnerships, the general partner of each of which is a company wholly owned by Mr. Sfondrini. The sharing ratio shift, or payout, for Essex I Joint Venture occurred in 2001, and the Company became entitled to receive from Essex I Joint Venture 40% of the net royalty distributions. During 2003, the Essex I Joint Venture distributed $180,493, $1,135 and $61,149 in net royalty distributions to Essex I L.P., Edge Group Partnership and the Company, respectively.

     The Essex II Joint Venture terminated in December 31, 1998, although distributions from it continue. Essex II L.P. made capital contributions aggregating approximately $4.6 million and the Company and its predecessor made no capital contributions. In 2003, Essex II L.P. made additional cash contributions of

                           EDGE PETROLEUM CORPORATION

$57,000. Initially, Essex II L.P. receives 100% of all cash distributions pursuant to the sharing ratios until a certain payout amount has been recouped as defined in the Essex II Joint Venture Agreement, as amended, at which time the sharing ratios shift to 25% for the Company and 75% for Essex II L.P. Provisions with respect to mandatory quarterly distributions are similar to those described for the Essex I Joint Venture. Pursuant to an amendment of the Essex II Joint Venture in August 2000, the time at which the sharing ratio shifts, or payout under the joint venture agreement for Essex II Joint Venture would occur, was extended until the limited partners of Essex II L.P. had recovered 100% of their initial capital investment in Essex II L.P. As a result of the August 2000 amendment, the sharing ratio shift for Essex II Joint Venture occurs when the aggregate amount of cash and property interests (valued as determined by the joint venture agreement) actually distributed to the Essex II L.P. during 2001 and subsequent years equals $3,324,587. During 2001, 2002 and 2003, the amount of cash distributed to Essex II L.P. was $1,325,092, $436,899 and $319,089, respectively, leaving an amount of $1,300,507 (net of additional capital contributions) remaining to be recovered by Essex II L.P. before payout and a sharing ratio shift occurs for Essex II Joint Venture.

     During 2003, Mr. Sfondrini accrued management and administration fees (including expenses he is entitled to be reimbursed for) in the amount of $32,676 for managing the Essex I and II Joint Ventures, $29,100 of which was paid to third parties who performed management, administration and tax services for Mr. Sfondrini on behalf of the Joint Ventures.

     During the third quarter of 2003, the Company sold its interests in the Essex I and II Joint Ventures to an unrelated third party for total cash consideration of $275,000.

     Affiliates' Ownership in Prospects -- Edge Group Partnership, Edge Holding Company, L.P., a limited partnership of which Mr. Sfondrini and a corporation wholly owned by him are the general partners, Andex Energy Corporation and Texedge Energy Corporation, corporations of which Mr. Andrews is an officer and members of his immediate family hold ownership interests, Mr. Raphael, and Essex II Joint Venture, own certain working interests in the Company's Nita and Austin Prospects and certain other wells and prospects operated by the Company. These working interests aggregate 7.19% in the Austin Prospect, 6.27% in the Nita Prospect and are neglible in other wells and prospects. These working interests bear their share of lease operating costs and royalty burdens on the same basis as the Company. In addition, Bamaedge, L.P., a limited partnership of which Andex Energy Corporation is the general partner, and Mr. Raphael also hold overriding royalty interests with respect to the Company's working interest in certain wells and prospects. Neither Mr. Raphael nor Bamaedge L.P. has an overriding interest in excess of .075% in any one well or prospect. Essex I and II Joint Ventures own royalty and overriding royalty interests in various wells operated by the Company. The combined royalty and overriding royalty interests of the Essex I and Essex II Joint Ventures do not exceed 6.2% in any one well or prospect. The gross amounts distributed or accrued to these persons and entities by the Company in 2003 (including net revenue, royalty and overriding royalty interests) and the

                           EDGE PETROLEUM CORPORATION
amounts these same persons and entities paid to the Company for their respective share of lease operating expenses and other costs is set forth in the following table:

                                                              TOTAL AMOUNTS       LEASE
                                                               PAID BY THE      OPERATING
                                                                COMPANY TO      EXPENSES
                                                              OWNERS IN 2003   PAID TO THE
                                                                INCLUDING        COMPANY
                                                                OVERRIDING      BY OWNERS
OWNER                                                           ROYALTY(1)       IN 2003
-----                                                         --------------   -----------
Andex Corporation /Texedge Corporation......................     $  1,515        $   447
Bamaedge, L.P. .............................................        2,428             --
Edge Group Partnership......................................      134,348         34,770
Edge Holding Co., L.P. .....................................       28,166          7,603
Essex I Joint Venture.......................................       15,887             --
Essex II Joint Venture......................................       45,043          6,008
Stanley Raphael.............................................        2,348            487
                                                                 --------        -------
Total.......................................................     $229,735        $49,315
                                                                 ========        =======

---------------

(1) In the case of Essex I and II Joint Ventures, amount includes royalty income in addition to working interest and overriding royalty income.

16. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     A summary of non-cash investing and financing activities for the years ended December 31, 2003, 2002 and 2001 is presented below:

                                                              NUMBER OF
                                                               SHARES     FAIR MARKET
DESCRIPTION                                                    ISSUED        VALUE
-----------                                                   ---------   -----------
2003:
Shares issued to satisfy restricted stock grants............     75,095   $   395,192
Shares issued to fund the Company's matching contribution
  under the Company's 401(k) plan...........................     14,475   $    69,375
Shares issued in merger.....................................  2,604,757   $14,421,051
2002:
Shares issued to satisfy restricted stock grants............     76,337   $   409,777
Shares issued to fund the Company's matching contribution
  under the Company's 401(k) plan...........................     17,538   $    70,513
2001:
Shares issued to satisfy restricted stock grant.............     43,136   $   131,134

     Supplemental Disclosure of Cash Flow Information

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                          2003        2002       2001
                                                        ---------   --------   ---------
Cash paid during the period for:
  Interest, net of amounts capitalized................  $678,805    $15,582    $ 54,081
  Federal alternative minimum tax payments............        --         --     322,000

                           EDGE PETROLEUM CORPORATION

17. SUPPLEMENTAL FINANCIAL QUARTERLY RESULTS (UNAUDITED):

                                                     FOURTH     THIRD      SECOND     FIRST
                                                    QUARTER    QUARTER    QUARTER    QUARTER
                                                    --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2003
  Oil and natural gas revenue.....................  $10,198     $8,895     $7,994     $6,839
  Operating expenses..............................    9,030      6,137      5,453      5,205
  Operating income................................    1,168      2,758      2,541      1,634
  Other expense, net..............................     (206)      (120)      (162)      (174)
  Income tax expense..............................     (418)      (946)      (845)      (522)
  Net income before cumulative effect of
     accounting change............................      544      1,692      1,534        938
  Cumulative effect of accounting change..........       --         --         --       (358)
  Net income......................................  $   544     $1,692     $1,534     $  580
  Basic earnings per share........................  $  0.05     $ 0.18     $ 0.16     $ 0.06
  Diluted earnings per share......................  $  0.05     $ 0.17     $ 0.16     $ 0.06
2002
  Oil and natural gas revenue.....................  $ 4,407     $5,164     $6,432     $4,908
  Operating expenses..............................    4,238      4,820      5,219      5,210
  Operating income (loss).........................      169        344      1,213       (302)
  Other expense, net..............................      (76)       (81)       (22)       (22)
  Income tax benefit (expense)....................      (56)      (107)      (427)       117
  Net income (loss)...............................  $    37     $  156     $  764     $ (207)
  Basic earnings (loss) per share.................  $  0.00     $ 0.02     $ 0.08     $(0.02)
  Diluted earnings (loss) per share...............  $  0.00     $ 0.02     $ 0.08     $(0.02)

     The sum of the individual quarterly basic and diluted earnings (loss) per share amounts may not agree with year-to-date basic and diluted earnings (loss) per share amounts as a result of each period's computation being based on the weighted average number of common shares outstanding during that period.

     Included in operating expenses for the three months ended December 31, 2003, is a non-cash charge of $(1.2) million to compensation expense as required by FIN 44.

     Second quarter results for 2002 were impacted by the recognition of revenue associated with underaccruals in prior periods. This adjustment resulted in 142 MMcfe of additional production and $577,200 additional revenue. After adjusting for related operating costs, the impact to net income for the second quarter of 2002 was an increase of $212,300.

18. SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

     This footnote provides unaudited information required by SFAS No. 69, "Disclosures About Oil and Natural Gas Producing Activities." The Company's oil and natural gas properties are located within the United States of America, which constitutes one cost center.

                           EDGE PETROLEUM CORPORATION

     Capitalized Costs -- Capitalized costs and accumulated depletion, depreciation and amortization relating to the Company's oil and natural gas producing activities, all of which are conducted within the continental United States, are summarized below:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2003           2002
                                                           ------------   ------------
Developed oil and natural gas properties.................  $164,419,619   $125,640,971
Unevaluated oil and natural gas properties...............     5,044,584      7,901,315
Accumulated depletion, depreciation and amortization.....   (72,167,411)   (58,917,399)
                                                           ------------   ------------
Net capitalized cost.....................................  $ 97,296,792   $ 74,624,887
                                                           ============   ============

     Costs Incurred -- Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below:

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   2003          2002          2001
                                                -----------   -----------   -----------
Acquisition cost:
  Unproved properties.........................  $ 6,052,137   $ 5,465,794   $ 7,052,246
  Proved properties...........................   10,373,529     1,369,464     5,695,000
Exploration costs.............................    6,016,951     4,725,032    11,046,117
Development costs.............................   12,271,471     7,926,579     4,822,589
                                                -----------   -----------   -----------
  Subtotal....................................   34,714,088    19,486,869    28,615,952
Asset retirement costs(1).....................      897,512            --            --
                                                -----------   -----------   -----------
  Total costs incurred........................  $35,611,600   $19,486,869   $28,615,952
                                                ===========   ===========   ===========

---------------

(1) Excluded from asset retirement costs in 2003 was $640,400 related to the cumulative effect of the adoption of SFAS No. 143 on January 1, 2003. See
    Note 7.

     Results of Operations -- Results of operations for the Company's oil and natural gas producing activities are summarized below:

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   2003          2002          2001
                                                -----------   -----------   -----------
Oil and natural gas revenue...................  $33,926,007   $20,911,294   $29,810,917
Operating expenses:
  Oil and natural gas operating expenses and
     ad valorem taxes.........................    3,109,392     2,628,320     3,041,073
  Production taxes............................    2,006,402     1,203,270     1,959,593
  Accretion expense(1)........................       66,625            --            --
  Depletion expense...........................   12,906,956     9,697,144     8,737,101
                                                -----------   -----------   -----------
     Results of operations from oil and gas
       producing activities...................  $15,836,632   $ 7,382,560   $16,073,150
                                                ===========   ===========   ===========

---------------

(1) The Company adopted SFAS No. 143 effective January 1, 2003 using a cumulative effect approach, therefore no comparable accretion expense appears in 2002 and 2001.

                           EDGE PETROLEUM CORPORATION

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

     The Company's net ownership in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below.

                                                               NATURAL GAS
                                                                  (MCF)
                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2003         2002         2001
                                                   ----------   ----------   ----------
Proved developed and undeveloped reserves
  Beginning of year..............................  34,980,000   38,934,000   25,360,000
  Revisions of previous estimates................    (486,143)  (5,579,800)  (3,800,400)
  Purchase of oil and gas properties.............   8,437,000      521,300    5,275,600
  Extensions and discoveries.....................  10,248,298    6,376,900   19,222,300
  Sales of natural gas properties................     (65,100)      (6,000)    (924,600)
  Production.....................................  (6,290,055)  (5,266,400)  (6,198,900)
                                                   ----------   ----------   ----------
     End of year.................................  46,824,000   34,980,000   38,934,000
                                                   ==========   ==========   ==========
Proved developed reserves at year end............  36,938,000   24,234,000   31,750,000
                                                   ==========   ==========   ==========

                                                       OIL, CONDENSATE AND NATURAL GAS LIQUIDS
                                                                       (BBLS)
                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                          2003           2002          2001
                                                      ------------   ------------   -----------
Proved developed and undeveloped reserves
  Beginning of year.................................   2,342,315        978,361       720,090
  Revisions of previous estimates...................     (46,348)     1,090,845       (94,255)
  Purchase of oil and gas properties................     387,743         62,939        47,340
  Extensions and discoveries........................     472,904        491,519       538,108
  Sales of natural gas properties...................      (5,058)          (521)      (71,493)
  Production........................................    (300,484)      (280,828)     (161,429)
                                                       ---------      ---------      --------
     End of year....................................   2,851,072      2,342,315       978,361
                                                       =========      =========      ========
Proved developed reserves at year end...............   2,104,610      1,509,950       879,058
                                                       =========      =========      ========

                           EDGE PETROLEUM CORPORATION

     Standardized Measure -- The Standardized Measure of Discounted Future Net Cash Flows relating to the Company's ownership interests in proved oil and natural gas reserves for each of the three years ended December 31, 2003 is shown below:

                                                      YEAR ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 2003           2002           2001
                                             ------------   ------------   ------------
Future cash inflows........................  $350,187,406   $212,064,453   $129,715,973
Future oil and natural gas operating
  expenses.................................   (75,208,036)   (33,151,831)   (23,105,695)
Future development costs...................   (13,203,914)    (8,069,700)    (7,810,246)
Future income tax expense..................   (53,902,855)   (36,475,435)   (16,116,421)
                                             ------------   ------------   ------------
Future net cash flows......................   207,872,601    134,367,487     82,683,611
10% discount factor........................   (55,705,257)   (36,811,015)   (19,400,764)
                                             ------------   ------------   ------------
Standardized measure of discounted future
  net cash flows...........................  $152,167,344   $ 97,556,472   $ 63,282,847
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

                           EDGE PETROLEUM CORPORATION

     Changes in Standardized Measure -- Changes in Standardized Measure of Discounted Future Net Cash Flows relating to proved oil and gas reserves are summarized below:

                                                      YEAR ENDED DECEMBER 31,
                                            -------------------------------------------
                                                2003           2002           2001
                                            ------------   ------------   -------------
Changes due to current year operations:
  Sales of oil and natural gas, net of oil
     and natural gas operating expenses...  $(33,393,818)  $(17,079,705)  $ (24,810,251)
  Sales of oil and natural gas
     properties...........................      (356,195)        (5,629)     (5,295,221)
  Purchase of oil and gas properties......    28,079,806      1,402,730       4,050,393
  Extensions and discoveries..............    33,535,443     15,519,251      43,653,229
Changes due to revisions of standardized
  variables:
  Prices and operating expenses...........    32,213,734     38,029,737    (121,516,045)
  Revisions of previous quantity
     estimates............................    (2,395,449)     2,378,838      (7,971,645)
  Estimated future development costs......    (2,295,084)       (20,172)     (4,258,998)
  Income taxes............................    (7,585,409)   (11,143,442)     40,956,396
  Accretion of discount...................     9,755,647      6,328,285      12,535,901
  Production rates (timing) and other.....    (2,947,803)    (1,136,268)        580,073
                                            ------------   ------------   -------------
Net change................................    54,610,872     34,273,625     (62,076,168)
Beginning of year.........................    97,556,472     63,282,847     125,359,015
                                            ------------   ------------   -------------
End of year...............................  $152,167,344   $ 97,556,472   $  63,282,847
                                            ============   ============   =============

     Sales of oil and natural gas, net of oil and natural gas operating expenses are based on historical pre-tax results. Sales of oil and natural gas properties, extensions and discoveries, purchases of minerals in place and the changes due to revisions in standardized variables are reported on a pre-tax discounted basis, while the accretion of discount is presented on an after tax basis.

                               INDEX TO EXHIBITS

EXHIBIT NO.
-----------
   2.1        --    Amended and Restated Combination Agreement by and among (i)
                    Edge Group II Limited Partnership, (ii) Gulfedge Limited
                    Partnership, (iii) Edge Group Partnership, (iv) Edge
                    Petroleum Corporation, (v) Edge Mergeco, Inc. and (vi) the
                    Company, dated as of January 13, 1997 (Incorporated by
                    reference from exhibit 2.1 to the Company's Registration
                    Statement on Form S-4 (Registration No. 333-17269)).
   3.1        --    Restated Certificate of Incorporation of the Company
                    (Incorporated by reference from exhibit 3.1 to the Company's
                    Registration Statement on Form S-1/A filed on February 5,
                    1997 (Registration No. 333-17267)).
   3.2        --    Certificate of Amendment to the Restated Certificate of
                    Incorporation of the Company (Incorporated by reference from exhibit 3.1 to the Company's Registration Statement on Form
                    S-1/A filed on February 5, 1997 (Registration No.
                    333-17267)).
   3.3        --    Bylaws of the Company (Incorporated by Reference from
                    exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).
   3.4        --    First Amendment to Bylaws of the Company on September 28,
                    1999 (Incorporated by Reference from exhibit 3.4 to the
                    Company's Quarterly Report on Form 10-Q for the quarterly
                    period ended March 31, 2003).
   3.5        --    Second Amendment to Bylaws of the Company on May 7, 2003
                    (Incorporated by reference from exhibit 3.2 to the Company's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    September 30, 1999).
   4.1        --    Second Amended and Restated Credit Agreement dated October
                    6, 2000 by and between Edge Petroleum Corporation, Edge
                    Petroleum Exploration Company and Edge Petroleum Operating
                    Company, Inc. (collectively, the "Borrowers") and Union Bank
                    Of California, N.A., a national banking association, as
                    Agent for itself and as lender. (Incorporated by Reference from exhibit 4.5 to the Company's Quarterly Report on Form
                    10-Q for the quarterly period ended September 31, 2000).
   4.2        --    Amendment No. 1 and Waiver dated as of November 11, 2001 by and among the lenders party to the Second Amended and
                    Restated Credit Agreement dated October 6, 2000 ("Lenders"),
                    Union Bank of California, N.A., a national banking
                    association, as agent for such Lenders, Edge Petroleum
                    Corporation, Edge Petroleum Exploration Company, and Edge
                    Petroleum Operating Company, Inc. (collectively, the
                    "Borrowers"), as borrowers under the Second Amended and
                    Restated Credit Agreement. (Incorporated by Reference from exhibit 4.2 to the Company's Annual Report on Form 10K for the annual period ended December 31, 2001).
   4.3        --    Amendment No. 2 dated as of May 29, 2002 by and among the
                    lenders party to the Second Amended and Restated Credit
                    Agreement dated October 6, 2000 ("Lenders"), Union Bank of
                    California, N.A., a national banking association, as agent for such Lenders, Edge Petroleum Corporation, Edge Petroleum
                    Exploration Company, and Edge Petroleum Operating Company,
                    Inc. (collectively, the "Borrowers"), as borrowers under the
                    Second Amended and Restated Credit Agreement. (Incorporated
                    by Reference from exhibit 4.3 to the Company's Annual Report on Form 10K for the annual period ended December 31, 2002).
   4.4        --    Amendment No. 3 dated as of August 8, 2002 by and among the lenders party to the Second Amended and Restated Credit
                    Agreement dated October 6, 2000 ('Lenders'), Union Bank of
                    California, N.A., a national banking association, as agent for such Lenders, Edge Petroleum Corporation, Edge Petroleum
                    Exploration Company, and Edge Petroleum Operating Company,
                    Inc. (collectively, the "Borrowers"), as borrowers under the
                    Second Amended and Restated Credit Agreement. (Incorporated
                    by Reference from exhibit 4.4 to the Company's Annual Report on Form 10K/A for the annual period ended December 31,
                    2002).

EXHIBIT NO.
-----------
   4.5        --    Amendment No. 4 dated as of April 21, 2003 by and among the lenders party to the Second Amended and Restated Credit
                    Agreement dated October 6, 2000 ("Lenders"), Union Bank of
                    California, N.A., a national banking association, as agent for such Lenders, Edge Petroleum Corporation, Edge Petroleum
                    Exploration Company, and Edge Petroleum Operating Company,
                    Inc. (collectively, the "Borrowers"), as borrowers under the
                    Second Amended and Restated Credit Agreement. (Incorporated
                    by Reference from exhibit 4.5 to the Company's Quarterly
                    Report on Form 10Q for the quarterly period ended June 30,
                    2003).
   4.6        --    Amendment No. 5 dated as of September 30, 2003 by and among the lenders party to the Second Amended and Restated Credit
                    Agreement dated October 6, 2000 ("Lenders"), Union Bank of
                    California, N.A., a national banking association, as agent for such Lenders, Edge Petroleum Corporation, Edge Petroleum
                    Exploration Company, and Edge Petroleum Operating Company,
                    Inc. (collectively, the "Borrowers"), as borrowers under the
                    Second Amended and Restated Credit Agreement. (Incorporated
                    by Reference from exhibit 4.6 to the Company's Quarterly
                    Report on Form 10Q for the quarterly period ended September
                    30, 2003).
   4.7        --    Letter Agreement dated October 31, 2000 by and between Edge
                    Petroleum Corporation, Edge Petroleum Exploration Company
                    and Edge Petroleum Operating Company, Inc. (collectively,
                    the "Borrowers") and Union Bank Of California, N.A., a
                    national banking association, as Agent for itself and as
                    lender. (Incorporated by Reference from exhibit 4.6 to the
                    Company's Quarterly Report on Form 10-Q for the quarterly
                    period ended September 31, 2000).
   4.8        --    Letter Agreement dated March 23, 2001 by and between Edge
                    Petroleum Corporation, Edge Petroleum Exploration Company
                    and Edge Petroleum Operating Company, Inc. (collectively,
                    the "Borrowers") and Union Bank Of California, N.A., a
                    national banking association, as Agent for itself and as
                    lender. (Incorporated by Reference from exhibit 4.5 to the
                    Company's Annual Report on Form 10K for the annual period
                    ended December 31, 2000).
   4.9        --    Letter Agreement dated September 21, 2001 by and between
                    Edge Petroleum Corporation, Edge Petroleum Exploration
                    Company and Edge Petroleum Operating Company, Inc. (collec-
                    tively, the "Borrowers") and Union Bank Of California, N.A., a national banking association, as Agent for itself and as lender. (Incorporated by Reference from exhibit 4.6 to the
                    Company's Quarterly Report on Form 10Q for the quarterly
                    period ended September 30, 2001).
   4.10       --    Letter Agreement dated January 18, 2002 by and between Edge
                    Petroleum Corporation, Edge Petroleum Exploration Company
                    and Edge Petroleum Operating Company, Inc. (collectively,
                    the "Borrowers") and Union Bank Of California, N.A., a
                    national banking association, as Agent for itself and as
                    lender. (Incorporated by Reference from exhibit 4.6 to the
                    Company's Annual Report on Form 10K for the annual period
                    ended December 31, 2001).
   4.11       --    Letter Agreement dated August 9, 2002 by and between Edge
                    Petroleum Corporation, Edge Petroleum Exploration Company
                    and Edge Petroleum Operating Company, Inc. (collectively,
                    the "Borrowers") and Union Bank Of California, N.A., a
                    national banking association, as Agent for itself and as
                    lender. (Incorporated by Reference from exhibit 4.7 to the
                    Company's Quarterly Report on Form 10Q for the quarterly
                    period ended June 30, 2002).
   4.12       --    Common Stock Subscription Agreement dated as of April 30,
                    1999 between the Company and the purchasers named therein
                    (Incorporated by reference from exhibit 4.5 to the Company's
                    Quarterly Report on Form 10-Q/A for the quarter ended March
                    31, 1999).
   4.13       --    Warrant Agreement dated as of May 6, 1999 between the
                    Company and the Warrant holders named therein (Incorporated by reference from exhibit 4.5 to the Company's Quarterly
                    Report on Form 10-Q/A for the quarter ended March 31, 1999).
   4.14       --    Form of Warrant for the purchase of the Common Stock
                    (Incorporated by reference from the Common Stock
                    Subscription Agreement from exhibit 4.5 to the Company's
                    Quarterly Report on Form 10-Q/A for the quarter ended March
                    31, 1999).
  10.1        --    Joint Venture Agreement between Edge Joint Venture II and
                    Essex Royalty Limited Partnership II, dated as of May 10,
                    1994 (Incorporated by reference from exhibit 10.2 to the
                    Company's Registration Statement on Form S-4 (Registration
                    No. 333-17269)).

EXHIBIT NO.
-----------
  10.2        --    Joint Venture Agreement between Edge Joint Venture II and
                    Essex Royalty Limited Partnership, dated as of April 11,
                    1992 (Incorporated by reference from exhibit 10.3 to the
                    Company's Registration Statement on Form S-4 (Registration
                    No. 333-17269)).
  10.3        --    Amendment dated August 21, 2000 to the Joint Venture
                    Agreement between Edge Joint Venture II and Essex Royalty
                    Limited Partnership II, dated as of May 10, 1994.
                    (Incorporated by reference from exhibit 10.3 to the
                    Company's Annual Report on Form 10-K/A for the year ended
                    December 31, 2002).
  10.4        --    Amendment dated August 21, 2000 to the Joint Venture
                    Agreement between Edge Joint Venture II and Essex Royalty
                    Limited Partnership, dated as of April 11, 1992.
                    (Incorporated by reference from exhibit 10.4 to the
                    Company's Annual Report on Form 10-K/A for the year ended
                    December 31, 2002).
  10.5        --    Letter Agreement between Edge Petroleum Corporation and
                    Essex Royalty Limited Partnership, dated as of July 30,
                    2002. (Incorporated by reference from exhibit 10.5 to the
                    Company's Annual Report on Form 10-K/A for the year ended
                    December 31, 2002).
  10.6        --    Form of Indemnification Agreement between the Company and
                    each of its directors (Incorporated by reference from
                    exhibit 10.7 to the Company's Registration Statement on Form
                    S-4 (Registration No. 333-17269)).
  10.7        --    Stock Option Plan of Edge Petroleum Corporation, a Texas
                    corporation (Incorporated by reference from exhibit 10.13 to the Company's Registration Statement on Form S-4 (Registra-
                    tion No. 333-17269)).
  10.8        --    Employment Agreement dated as of November 16, 1998, by and between the Company and John W. Elias. (Incorporated by
                    reference from 10.12 to the Company's Annual Report on Form
                    10-K for the year ended December 31, 1998).
  10.9        --    Incentive Plan of Edge Petroleum Corporation as Amended and
                    Restated Effective as of February 20, 2003. (Incorporated by
                    reference from exhibit 10.8 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002).
  10.10       --    Edge Petroleum Corporation Incentive Plan "Standard
                    Non-Qualified Stock Option Agreement" by and between Edge
                    Petroleum Corporation and the Officers named therein.
                    (Incorporated by reference from exhibit 10.2 to the
                    Company's Quarterly Report on Form 10-Q for the quarterly
                    period ended September 30, 1999).
  10.11       --    Edge Petroleum Corporation Incentive Plan "Director
                    Non-Qualified Stock Option Agreement" by and between Edge
                    Petroleum Corporation and the Directors named therein.
                    (Incorporated by reference from exhibit 10.3 to the
                    Company's Quarterly Report on Form 10-Q for the quarterly
                    period ended September 30, 1999).
  10.12       --    Severance Agreements by and between Edge Petroleum
                    Corporation and the Officers of the Company named herein.
                    (Incorporated by reference from exhibit 10.4 to the
                    Company's Quarterly Report on Form 10-Q for the quarterly
                    period ended September 30, 1999).
  10.12       --    Form of Employee Restricted Stock Award Agreement under the
                    Incentive Plan of Edge Petroleum Corporation (Incorporated
                    by Reference from exhibit 10.15 to the Company's Quarterly
                    Report on Form 10-Q/A for the quarterly period ended March
                    31, 1999).
  10.13       --    Edge Petroleum Corporation Amended and Restated Elias Stock
                    Incentive Plan. (Incorporated by reference from exhibit 4.5 to the Company's Registration Statement on Form S-8 filed
                    May 30, 2001 (Registration No. 333-61890)).
  10.14       --    Form of Edge Petroleum Corporation John W. Elias
                    Non-Qualified Stock Option Agreement (Incorporated by
                    reference from exhibit 4.6 to the Company's Registration
                    Statement on Form S-8 filed May 30, 2001 (Registration No.
                    333-61890)).
  21.1        --    Subsidiaries of the Company.
 *23.1        --    Consent of KPMG LLP.
 *23.2        --    Consent of Ryder Scott Company.
 *99.1        --    Summary of Reserve Report of Ryder Scott Company Petroleum
                    Engineers as of December 31, 2003.

EXHIBIT NO.
-----------
 *31.1        --    Certification by John W. Elias, Chief Executive Officer,
                    pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the
                    Securities Exchange Act of 1934.
 *31.2        --    Certification by Michael G. Long, Chief Financial and
                    Accounting Officer, pursuant to Rule 13a-14(a) or Rule
                    15d-14(a) under the Securities Exchange Act of 1934.
 *32.1        --    Certification by John W. Elias, Chief Executive Officer,
                    pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                    (Subsections (a) and (b) of Section 1350, Chapter 63 of
                    Title 18, United States Code).
 *32.2        --    Certification by Michael G. Long, Chief Financial and
                    Accounting Officer, pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of
                    Section 1350, Chapter 63 of Title 18, United States Code).

---------------

* Filed herewith.

+ Previously filed.