Form 10-Q
period 2004-03-31
EDGE PETROLEUM CORP
filed 2004-05-12
CIK 1021010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                     Outstanding at May 11, 2004
   -----                     ---------------------------
Common Stock                         12,949,984

                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
 EDGE PETROLEUM CORPORATION

 CONSOLIDATED BALANCE SHEETS

                                                                                     March 31,       December 31,
                                                                                       2004             2003
                                                                                   -------------    -------------
                                                                                    (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                        $   2,465,727    $   1,327,081
  Accounts receivable, trade, net of allowance of $525,248 at March 31, 2004
    and December 31, 2003                                                              9,934,930        8,889,734
  Accounts receivable, joint interest owners, net of allowance of $82,000 at
    March 31, 2004 and December 31, 2003                                               1,202,232        1,797,877
  Deferred tax asset                                                                   1,437,871        1,138,492
  Derivative financial instruments                                                            --          120,801
  Other current assets                                                                 1,487,218        1,186,987
                                                                                   -------------    -------------
    Total current assets                                                              16,527,978       14,460,972

PROPERTY AND EQUIPMENT, Net - full cost method of accounting for oil and natural gas properties (including unevaluated costs of $6.7 million and $5.0
  million at March 31, 2004 and December 31, 2003, respectively)                     104,072,584       97,980,757

DEFERRED TAX ASSET                                                                     4,035,856        5,570,137
OTHER ASSETS                                                                             325,993               --
                                                                                   -------------    -------------
TOTAL ASSETS                                                                       $ 124,962,411    $ 118,011,866
                                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable, trade                                                          $   1,607,739    $   1,732,935
  Accrued liabilities                                                                 13,208,336       11,456,036
  Accrued interest                                                                        45,195               --
  Asset retirement obligation                                                            391,982          323,513
  Derivative financial instruments                                                       728,024               --
                                                                                   -------------    -------------
    Total current liabilities                                                         15,981,276       13,512,484

ASSET RETIREMENT OBLIGATION                                                            1,448,962        1,488,482

LONG-TERM DEBT                                                                        20,000,000       21,000,000
                                                                                   -------------    -------------
    Total liabilities                                                                 37,430,238       36,000,966
                                                                                   -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and
     outstanding                                                                              --               --
  Common stock, $0.01 par value; 25,000,000 shares authorized; 12,876,538 and
     12,581,032 shares issued and outstanding at March 31, 2004 and December 31,
     2003, respectively                                                                  128,765          125,810
  Additional paid-in capital                                                          78,084,701       75,282,007
  Retained earnings                                                                   10,249,793        6,966,557
  Accumulated other comprehensive loss                                                  (931,086)        (363,474)
                                                                                   -------------    -------------
    Total stockholders' equity                                                        87,532,173       82,010,900
                                                                                   -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 124,962,411    $ 118,011,866
                                                                                   =============    =============

          See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                          ------------------------------
                                                                              2004              2003
                                                                          ------------      ------------
OIL AND NATURAL GAS REVENUE                                               $ 15,814,657      $  6,838,770

OPERATING EXPENSES:
  Lifting costs                                                              1,205,073           594,804
  Severance and ad valorem taxes                                             1,044,714           519,155
  Depletion, depreciation, amortization and accretion                        5,242,416         2,747,873
  General and administrative expenses:
    Deferred compensation - repriced options                                 1,111,099                --
    Deferred compensation - restricted stock                                    96,500            86,664
    Other general and administrative                                         1,900,827         1,256,262
                                                                          ------------      ------------
    Total operating expenses                                                10,600,629         5,204,758
                                                                          ------------      ------------
OPERATING INCOME                                                             5,214,028         1,634,012

OTHER INCOME AND EXPENSE:
  Interest income                                                                4,008             2,123
  Interest expense, net of amounts capitalized                                (114,278)         (176,389)
  Amortization of deferred loan costs                                          (29,636)               --
                                                                          ------------      ------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE        5,074,122         1,459,746

INCOME TAX EXPENSE                                                          (1,790,886)         (521,722)
                                                                          ------------      ------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                         3,283,236           938,024

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                              --          (357,825)
                                                                          ------------      ------------
NET INCOME                                                                   3,283,236           580,199

OTHER COMPREHENSIVE INCOME:
  Change in fair value of hedging instruments                                 (567,612)         (569,556)
                                                                          ------------      ------------
    Other comprehensive income (loss)                                         (567,612)         (569,556)
                                                                          ------------      ------------
COMPREHENSIVE INCOME                                                      $  2,715,624      $     10,643
                                                                          ============      ============
BASIC EARNINGS PER SHARE:
Income before cumulative effect of accounting change                      $       0.26      $       0.10
Cumulative effect of accounting change                                              --             (0.04)
                                                                          ------------      ------------
Basic earnings per share                                                  $       0.26      $       0.06
                                                                          ============      ============
DILUTED EARNINGS PER SHARE:
 Income before cumulative effect of accounting change                     $       0.25      $       0.10
Cumulative effect of accounting change                                              --             (0.04)
                                                                          ------------      ------------
Diluted earnings per share                                                $       0.25      $       0.06
                                                                          ============      ============
BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                  12,725,951         9,439,858
                                                                          ============      ============
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                13,317,839         9,583,303
                                                                          ============      ============

          See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     Three Months Ended March 31,
                                                                                    -----------------------------
                                                                                        2004             2003
                                                                                    ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $  3,283,236      $   580,199
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Cumulative effect of accounting change                                                    --          357,825
    Gain on the fair value of derivative                                                 (45,466)              --
    Deferred income taxes                                                              1,790,886          521,722
    Depletion, depreciation, amortization and accretion                                5,242,416        2,747,873
    Amortization of deferred loan costs                                                   29,636               --
    Deferred compensation                                                              1,207,599           86,664
Changes in assets and liabilities:
    Increase in accounts receivable, trade                                            (1,017,896)      (3,972,554)
    (Increase) decrease in accounts receivable, joint interest owners                    595,645          (42,713)
    Increase in other assets                                                            (300,231)        (235,464)
    Decrease in accounts payable, trade                                                 (125,196)        (874,912)
    Increase in accrued liabilities                                                    1,769,875          153,599
    Increase in accrued interest payable                                                  45,195           39,946
                                                                                    ------------      -----------
      Net cash provided by (used in) operating activities                             12,475,699         (637,815)
                                                                                    ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and natural gas property and equipment additions                               (11,345,294)      (3,097,324)
  Proceeds from the sale of oil and natural gas properties                                40,000           55,096
                                                                                    ------------      -----------
      Net cash used in investing activities                                          (11,305,294)      (3,042,228)
                                                                                    ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from long-term debt                                                              --        1,700,000
  Payments of long-term debt                                                          (1,000,000)              --
  Net proceeds from issuance of common stock                                           1,323,870               --
  Deferred loan costs                                                                   (355,629)              --
                                                                                    ------------      -----------
      Net cash provided by (used in) financing activities                                (31,759)       1,700,000
                                                                                    ------------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   1,138,646       (1,980,043)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         1,327,081        2,568,176
                                                                                    ------------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  2,465,727      $   588,133
                                                                                    ============      ===========

          See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)



                                                                                     Accumulated
                             Common Stock           Additional                          Other             Total
                          --------------------       Paid-in         Retained       Comprehensive     Stockholders'
                          Shares        Amount       Capital         Earnings           Loss             Equity
                          ------        ------       -------         --------           ----             ------
BALANCE,
  DECEMBER 31, 2003     12,581,032     $125,810     $75,282,007     $ 6,966,557      $(363,474)       $ 82,010,900

Issuance of common
  stock                    295,506        2,955       1,338,490              --             --           1,341,445

Deferred
  compensation -
  restricted stock              --           --          96,500              --             --              96,500

Deferred
  compensation -
  repriced options              --           --       1,111,099              --             --           1,111,099

Change in valuation
  of hedging
  instruments                   --           --              --              --       (567,612)           (567,612)

Tax benefit
  associated with
  exercise of
  non-qualified
  stock options                 --           --         256,605              --             --             256,605

Net income                      --           --              --       3,283,236             --           3,283,236
                        ----------     --------     -----------     -----------     ----------        ------------
BALANCE,
  March 31, 2004        12,876,538     $128,765     $78,084,701     $10,249,793      $(931,086)       $ 87,532,173
                        ==========     ========     ===========     ===========     ==========        ============

          See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The financial statements included herein have been prepared by Edge Petroleum Corporation, a Delaware corporation ("we", "our", "us" or the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

      Oil and natural gas properties are amortized using the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs. Oil and natural gas properties include costs of $6.7 million and $5.0 million at March 31, 2004 and December 31, 2003, respectively, related to unevaluated property, which were excluded from capitalized costs being amortized. Unevaluated properties are evaluated periodically for impairment on a property-by-property basis. If the results of an assessment indicate that an unproved property is impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. The amortizable base includes estimated future development and dismantlement costs, and restoration and abandonment costs, net of estimated salvage values.

      In addition, the capitalized costs of oil and natural gas properties are subject to a "ceiling test," whereby to the extent that such capitalized costs subject to amortization in the full cost pool (net of accumulated depletion, depreciation and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to expense. Once incurred, an impairment of oil and natural gas properties is not reversible at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with the Company's quarterly filings with the SEC. In accordance with Staff Accounting Bulletin ("SAB") No.103, "Update of Codification of Staff Accounting Bulletins," derivative instruments qualifying as cash flow hedges are included in the computation of limitation on capitalized costs. The period end price was within the collars established by the Company's hedges at March 31, 2004 and thus did not affect prices used in this calculation. No impairment related to the ceiling test was required during the three-month periods ended March 31, 2004 or 2003.

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

      A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 141 requires registrants to classify the costs of mineral rights associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Company has included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 141 requires oil and gas companies to classify costs of mineral rights associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, the Company would be required to reclassify approximately $24.0 million and $22.8 million at March 31, 2004 and December 31, 2003, respectively, out of oil and gas properties and into a separate intangible assets line item. These costs include those to acquire contract based drilling and mineral use rights such as delay rentals, lease bonuses, commissions and brokerage fees, and other leasehold costs. The Company's cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full cost accounting rules, as allowed by SFAS No. 142. Further, the Company does not believe the classification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have any impact on the Company's compliance with covenants under its debt agreements.

      This issue was on the Emerging Issues Task Force ("EITF") agenda as Issue 04-2, "Whether Mineral Rights are Tangible or Intangible Assets and Related Issues." At the March 2004 meeting the EITF reached a consensus that mineral rights for mining companies should be accounted for as tangible assets. However, the consensus does not address this topic as it relates to oil and natural gas leaseholds. In April 2004, the FASB issued FASB Staff Position ("FSP") FAS 141-1 and FAS 142-1, "Interaction of FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and EITF Issue No. 04-2, "Whether Mineral Rights Are Tangible or Intangible Assets," which amends SFAS No. 141 and 142 to exclude mineral use rights from the intangible category. It is effective for the first reporting period beginning after April 29, 2004. Edge will continue to monitor this issue and continue to classify oil and natural gas leaseholds as oil and natural gas properties until further guidance is provided.

      Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

      ASSET RETIREMENT OBLIGATIONS - The Company records a liability for legal obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred in accordance with Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". The Company adopted this policy effective January 1, 2003, using a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated accretion and depletion. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and gas properties are increased. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset.

      At January 1, 2003, the Company recorded the present value of its future Asset Retirement Obligations ("ARO") for oil and natural gas properties and related equipment. The cumulative effect of the adoption of SFAS No. 143 and the change in accounting principle was a charge to net income during the first quarter of 2003 of $357,825, net of taxes of $192,675. The changes to the ARO during the periods ended March 31, 2004 and 2003 are as follows:

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  2004               2003
                                               -----------         --------
ARO, Beginning of Period                       $ 1,811,995         $942,736
Liabilities incurred in the current period          86,311           17,951

Liabilities settled in the current period          (83,647)              --
Accretion expense                                   26,285           15,088
                                               -----------         --------
ARO, End of Period                             $ 1,840,944         $975,775
                                               ===========         ========

      ARO liabilities incurred during the three months ended March 31, 2004 include obligations for nine new wells drilled during the quarter. Liabilities settled during the quarter ended March 31, 2004 included three wells that were plugged and one well that was sold.

      STOCK-BASED COMPENSATION - The Company accounts for stock compensation plans under the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation expense is recognized for stock options that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. As allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has continued to apply APB Opinion No. 25 for purposes of determining net income. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

      Had compensation expense for stock-based compensation been determined based on the fair value at the date of grant, the Company's net income and earnings per share would have been as follows:

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                             ------------------------------
                                                                                  2004            2003
                                                                             -------------    -------------
Net income as reported                                                       $   3,283,236    $     580,199
  Add:
   Stock based employee compensation expense included in reported net
   income, net of related income tax                                               718,942               --
  Deduct:
   Total stock based employee compensation expense determined under fair
   value based method for all awards, net of related income tax                    (55,201)         (66,075)
                                                                             -------------    -------------
Pro forma net income                                                         $   3,946,977    $     514,124
                                                                             =============    =============

Earnings Per Share:
     Basic - as reported                                                     $        0.26    $        0.06
     Basic - pro forma                                                       $        0.31    $        0.05

     Diluted - as reported                                                   $        0.25    $        0.06
     Diluted - pro forma                                                     $        0.30    $        0.05

      The Company is also subject to reporting requirements of FASB Interpretation No. ("FIN") 44, "Accounting for Certain Transactions involving Stock Compensation" that requires a non-cash charge to deferred compensation expense if the market price of the Company's common stock at the end of a reporting period is greater than the exercise price of certain stock options. After the first such adjustment is made, each subsequent period is adjusted upward or downward to the extent that the market price exceeds the exercise price of the options. The charge is related to non-qualified stock options granted to employees and directors in prior years and re-priced in May 1999, as well as certain options newly issued in conjunction with the repricing. A charge of $1.1 million was required for the three months ended March 31, 2004. No charge related to FIN 44 was required during the three-month period ended March 31, 2003.

      ACCOUNTING PRONOUNCEMENTS - In December 2003, the FASB issued revised Interpretation No. 46 ("FIN 46R"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46R requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. FIN 46R also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. The provisions of FIN 46R are required for companies that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. The provisions of FIN 46R are required to be applied for periods ending after March 15, 2004 for all other types of entities. The Company shares interests with related parties in a variety of different partnership and joint venture entities in order to share the rewards of ownership in certain oil and natural gas royalties. The Company does not provide supplemental support to these entities nor does it own voting rights. In general, these entities are structured such that the voting and sharing ratios in these entities are consistent with the allocation of the entities' distributions of cash from royalty revenues. The Company is not impacted by FIN 46R because the Company will not absorb a majority of the expected losses or receive a majority of the expected residual returns, as defined by FIN 46R, and accordingly the Company is not required to consolidate these interests.

2.    LONG TERM DEBT

      Effective December 31, 2003, the Company entered into a new amended and restated credit facility (the "Credit Facility") which permits borrowings up to the lesser of (i) the borrowing base or (ii) $100 million. Borrowings under the Credit Facility bear interest at a rate equal to prime plus 0.50% or LIBOR plus 2.25%. As of March 31, 2004, $20.0 million in borrowings were outstanding under the Credit Facility. The Credit Facility matures December 31, 2006 and is secured by substantially all of the Company's assets.

      Effective December 31, 2003, the borrowing base under the Credit Facility was increased to $40.0 million; primarily as a result of the acquisition of properties in the Miller merger and our drilling activities since the last redetermination. At March 31, 2004, the Company's available borrowing capacity under this facility was $20.0 million.

      The Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings, sales of oil and natural gas properties or other collateral, and engaging in merger or consolidation transactions. The Credit Facility also prohibits dividends and certain distributions of cash or properties and certain liens. The Credit Facility also contains certain financial covenants. The EBITDA to Interest Expense ratio requires that (a) consolidated EBITDA (defined as EBITDA less similar non-cash items and exploration and abandonment expenses for such period) of the Company for the four fiscal quarters then ended to (b) the consolidated interest expense of the Company for the four fiscal quarters then ended, not be less than 3.5 to
1.0. The Working Capital ratio requires that the amount of the Company's consolidated current assets less its consolidated current liabilities, as defined in the agreement, be at least $1.0 million. The Maximum Leverage ratio requires that the ratio, as of the last day of any fiscal quarter, of (a) Total Indebtedness (as defined in the Credit Facility) as of such fiscal quarter to
(b) an amount equal to consolidated EBITDAX for the two quarters then ended times two, shall not be greater than 3.0 to 1.0 At March 31, 2004, the Company was in compliance with the above-mentioned covenants. EBITDA and EBITDAX were part of a negotiated covenant with our lender and are presented here as disclosure of our compliance with that covenant.

3.    EARNINGS PER SHARE

      The Company accounts for earnings per share in accordance with SFAS No. 128 - - "Earnings per Share," which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per common share assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method.

      The following is a reconciliation of the numerators and denominators of basic and diluted earnings per common share computations, in accordance with SFAS No. 128, for the three-month periods ended March 31, 2004 and 2003:

                            Three Months Ended March 31, 2004         Three Months Ended March 31, 2003
                         ---------------------------------------   ---------------------------------------
                                                                                                     Per
                           Income         Shares       Per Share      Income        Shares          Share
                         (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)     Amount
                         -----------   -------------   ---------   -----------   -------------    --------
BASIC EPS
Income available to
 common stockholders     $3,283,236     12,725,951     $   0.26     $580,199       9,439,858      $   0.06
Effect of dilutive
 securities:
Restricted stock                 --        123,033           --           --          95,976            --
Common stock options             --        468,855        (0.01)          --          47,469            --
                         ----------    -----------     --------    ---------     -----------      --------
DILUTED EPS
Income available to
 common stockholders     $3,283,236     13,317,839     $   0.25     $580,199       9,583,303      $   0.06
                         ==========    ===========     ========    =========     ===========      ========

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

      The Company currently estimates that its effective tax rate for the year ending December 31, 2004 will be approximately 35.3%. A provision for income taxes of $1.8 million and $0.5 million was reported for the three months ended March 31, 2004 and 2003, respectively. The Company was not required to pay income taxes in 2003 or 2002.

5.    SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

      A summary of non-cash investing and financing activities for the three months ended March 31, 2004 and 2003 is presented below:

                                                                      Number of
                                                                       shares      Fair Market
                          Description                                  issued         Value
----------------------------------------------------------------      ---------    -----------
THREE MONTHS ENDED MARCH 31, 2004:
  Shares issued to satisfy restricted stock grants                     56,136       $354,183
  Shares issued to fund the Company's matching contribution under
    the Company's 401 (k) plan                                          1,590       $ 17,575
THREE MONTHS ENDED MARCH 31, 2003:
  Shares issued to satisfy restricted stock grants                     46,330       $176,090
  Shares issued to fund the Company's matching contribution under
    the Company's 401 (k) plan                                          3,150       $ 12,750

      The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                           For the Three Months Ended
                                                    March 31,
                                           --------------------------
                                            2004                2003
                                           -------             ------
Cash paid during the period for:
  Interest, net of amounts capitalized     $69,083             $8,745

      Interest paid for the three months ended March 31, 2004 and 2003 excludes amounts capitalized of $88,555 and $75,923, respectively. The Company was not required to pay income taxes in 2003 or 2002.

6.    HEDGING ACTIVITIES

      Due to the volatility of oil and natural gas prices, the Company periodically enters into price risk management transactions (e.g., swaps, collars and floors) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits the Company's ability to benefit from increases in the price of oil and natural gas, it also reduces the Company's potential exposure to adverse price movements. The Company's hedging arrangements, to the extent it enters into any, apply to only a portion of its production and provide only partial price protection against declines in oil and natural gas prices and limits the Company's potential gains from future increases in prices. The Company's management sets all of the Company's hedging policies, including volumes, types of instruments and counterparties, on a quarterly basis. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation and concurrence by the President and Chairman of the Board. The Board of Directors reviews the Company's hedge policies and trades. The Company accounts for most of these transactions as hedging activities and, accordingly, realized gains and losses are included in oil and natural gas revenue during the period the hedged transactions occur.

      The Company's gas hedges had no impact on revenues for the quarter ended March 31, 2004. For the quarter ended March 31, 2003, the Company realized a loss of $2.2 million.

      The Company elected not to apply hedge accounting to its crude oil collar entered into in March 2004. As a result, the change in the fair value for the oil collar for the quarter ended March 31, 2004 of $45,466 is reflected in oil and natural gas revenue for the three months ended March 31, 2004.

      The outstanding hedges at March 31, 2004 and December 31, 2003 impacting the balance sheet were as follows:

                                                                                             Unrealized Hedging Gains
                                                                                                    (Losses)
                                                                                                      As of
                                                                                            --------------------------
  Transaction   Transaction                                        Price        Volumes     March 31,     December 31,
     Date          Type               Beginning     Ending       Per Unit       Per Day       2004            2003
-------------   -----------           ---------    --------     -----------     -------     ---------     ------------
NATURAL GAS:
12/03             Natural
                   Gas
                  Collar   (1)         1/1/04      3/31/04      $4.50-$7.05      5,000      $      --        $37,688
08/03             Natural
                   Gas
                  Collar   (1)(2)      4/1/04      9/30/04      $4.50-$6.00     10,000       (510,609)        42,996
08/03             Natural
                   Gas                 1/1/04      3/31/04
                  Collar   (1)(2)      10/1/04     12/31/04     $4.50-$7.00     10,000       (157,999)        40,117

02/04         Natural
               Gas                                  $4.50-
               Collar (1)     4/1/04     9/30/04      $6.20      5,000       (197,323)          --
03/04         Natural
               Gas                                  $4.50-
               Collar (1)    10/1/04    12/31/04      $7.25      5,000         92,441           --
10/02         Natural
               Gas                                  $4.00-
               Collar         1/1/03    12/31/03      $4.25     10,000             --           --

CRUDE OIL:
03/04         Crude
               Oil                                  $30.00-
               Collar (3)     4/1/04    12/31/04      $35.50       400         45,466           --
                                                                           ----------    ---------
                                                                           $ (728,024)   $ 120,801
                                                                           ==========    =========

(1) The Company's current hedging activities for natural gas were entered into on a per MMbtu delivered price basis, using the Houston Ship Channel Index, with settlement for each calendar month occurring five business days following the expiration date.

(2)   This hedge was entered into at a cost of $686,250.

(3) Hedge accounting is not applied to the Company's collar on crude oil, which was entered into on a per barrel delivered price basis, using the West Texas Intermediate Index, with settlement for each calendar month accruing five business days following the expiration date. The change in fair value is reflected in net revenue for the three months ended March 31, 2004.

7. MILLER EXPLORATION COMPANY MERGER

      On December 4, 2003, Edge acquired 100% of the outstanding common stock of Miller Exploration Company ("Miller") in a tax-free exchange pursuant to which Miller became a wholly-owned subsidiary of Edge. The acquisition of Miller was accounted for using the purchase method of accounting.

      The following unaudited pro forma financial information has been prepared to present the combined results of Edge and Miller for the three months ended March 31, 2003, as if the merger had occurred at the beginning of the period presented. This unaudited pro forma consolidated statement of operations data does not include adjustments to reflect any cost savings or other operational efficiencies that may be realized as a result of the merger of Edge and Miller, or any future merger-related restructuring or integration expenses. The pro forma data presented is based on numerous assumptions and is not necessarily indicative of future results of operations of the merged companies.

                                                               Quarter Ended
                                                              March 31, 2003
                                                          ----------------------
                                                          (In thousands, except
                                                               per share data)
STATEMENT OF OPERATIONS DATA

Revenues                                                         $ 10,205

Income before cumulative effect of accounting change             $  1,981

Basic earnings per share before cumulative effect of
accounting change                                                $   0.17

Diluted earnings per share before cumulative effect of
accounting change                                                $   0.16

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of significant factors that have affected certain aspects of our financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q and with Management's Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2003.

FORWARD LOOKING STATEMENTS

      The statements contained in all parts of this document, including, but not limited to, those relating to our outlook, the effects of the merger with Miller Exploration Company and our acquisition of properties in South Texas (including any expectations regarding increases in our liquidity or available credit), our ability to access the capital markets to raise additional capital, our drilling plans, our 3-D project portfolio, capital expenditures, future capabilities, the sufficiency of capital resources and liquidity to support working capital and capital expenditure requirements, reinvestment of cash flows, use of NOLs, tax rates, the outcome of litigation, and any other statements regarding future operations, financial results, business plans, sources of liquidity and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe," "budgeted," "intend," "plan," "potential," "forecast," "might," "predict," "should" and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the results of and our dependence on our exploratory and development drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, our dependence on key personnel, our reliance on technological development and possible obsolescence of the technology currently used by us, the significant capital requirements of our exploration and development and technology development programs, the potential impact of government regulations and liability for environmental matters, results of litigation, our ability to manage our growth and achieve our business strategy, competition from larger oil and gas companies, the uncertainty of reserve information and future net revenue estimates, property acquisition risks and other factors detailed in our Form 10-K and other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or the persons acting on its behalf are expressly qualified in their entirety by the reference to these risks and uncertainties.

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

      In December 2003, we acquired 100 percent of the outstanding stock of Miller Exploration Company ("Miller"). The transaction was treated as a tax-free reorganization and accounted for as a purchase business combination. In the merger, we issued approximately 2.6 million shares of Edge common stock using a ratio of 1.22342 Edge shares for each share of Miller common stock outstanding. Miller continues to conduct exploration and development activities as a wholly-owned subsidiary of Edge.

INDUSTRY AND ECONOMIC FACTORS

      In managing our business, we must deal with many factors inherent in our industry. First and foremost is the fluctuation of oil and gas prices. Historically, oil and gas markets have been cyclical and volatile, with future price movements difficult to predict. While our revenues are a function of both production and prices, wide swings in commodity prices have most often had the greatest impact on our results of operations.

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

APPROACH TO THE BUSINESS

      Profitable growth of our business will largely depend upon our ability to successfully find and develop new proved reserves of oil and natural gas in a cost effective manner. In order to achieve an overall acceptable rate of growth, we maintain a blended portfolio of low, moderate and higher risk exploration and development projects. We also attempt to make selected acquisitions of oil and gas properties to augment our growth. We believe that this approach should allow for consistent increases in our oil and gas reserves, while minimizing the chance of failure. To further mitigate risk, we have chosen to seek geologic and geographic diversification by operating in multiple basins. We periodically hedge our exposure to volatile oil and gas prices on a portion of our production to reduce price risk. As of March 31, 2004, we have entered into hedge contracts covering approximately 55% and 60% of our expected 2004 natural gas and crude oil production, respectively.

      Implementation of our business approach relies on our ability to fund ongoing exploration and development projects with cash flow provided by operating activities and external sources of capital. In late 2003, we announced plans for record capital expenditures of approximately $28 million for 2004. Subsequently, we have announced plans to expand the 2004 capital budget to approximately $39 million. We do not include acquisitions in our budgeted capital expenditures. Based on current expectations for production volumes and commodity prices, we expect to fund those capital expenditures from internally generated cash from operating activities.

      For the first quarter of 2004, Edge reported a 22% growth in production as compared to the previous quarter and production growth of 104% over the same period a year ago. Debt was reduced by $1.0 million in the first quarter of 2004 to $20.0 million at March 31, 2004. As of that date, our debt to total capital ratio was approximately 19%, which we believe will leave us with the financial flexibility to continue to execute our business strategies.

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

      The fair value of assets acquired from Miller totaled $15.7 million and included $6.4 million of cash. We incurred $1.2 million in costs associated with the merger resulting in cash acquired in the merger of $5.2 million for the year ended December 31, 2003. At March 31, 2004 we incurred approximately $203,000 of expenses associated with the transaction.

      The acquired Miller properties are estimated to contain at least 5.6 Bcfe of proved reserves at December 31, 2003, of which approximately 60% was natural gas and 100% was classified as proved developed. We operate the majority of the acquired properties. Production from Miller properties for the period ended March 31, 2004 was approximately 518,500 Mcfe. The acreage position was approximately 83,800 gross (17,200 net) acres with an option to acquire 80,000 gross (68,000 net) acres at December 31, 2003.

OUTLOOK

      We expect our drilling program to increase from 36 wells (17.922 net) in 2003 to approximately 45 to 50 wells (23.4 to 26.0 net) in 2004. Our expected capital program will be approximately $39 million, 60% greater than 2003, excluding acquisitions. Our expected added production volumes combined with a strong commodity-pricing environment expected for the remainder of the year is anticipated to produce record production volumes and cash flow. In order to manage the anticipated growth over the coming year, we are planning to increase our headcount resulting in increased G&A costs. However, we expect G&A costs to fall on a unit of production basis. To help protect against the possibility that commodity prices do not remain at the current levels, we have entered into several hedges covering approximately 55% of our expected natural gas production and 60% of our expected crude oil production streams for 2004 to offset the negative impact of potential downward price movements. We also expect to spend considerable effort in 2004 on acquisitions, as we seek to further our growth.

      Our outlook and the expected results described above are both subject to change based upon factors that include but are not limited to drilling results, commodity prices, access to capital, the acquisitions market and factors referred to in "Forward Looking Statements."

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

OIL AND NATURAL GAS PROPERTIES

      The accounting for our business is subject to special accounting rules that are unique to the oil and gas industry. There are two allowable methods of accounting for oil and gas business activities: the successful-efforts method and the full-cost method. There are several significant differences between these methods. Under the successful-efforts method, costs such as geological and geophysical ("G&G"), exploratory dry holes and delay rentals are expensed as incurred whereas under the full-cost method these types of charges would be capitalized to their respective full-cost pool. In the measurement of impairment of oil and gas properties, the successful-efforts method of accounting follows the guidance provided in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," where the first measurement for impairment is to compare the net book value of the related asset to its undiscounted future cash flows using commodity prices consistent with management expectations. Under the full-cost method, impairment is determined by comparing the net book value (full-cost pool) to the future net cash flows discounted at 10 percent using commodity prices in effect at the end of the reporting period. Guidance to determine this impairment is provided in SEC Regulation S-X Rule 4-10.

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

      Oil and natural gas properties are amortized using the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs. Unproved properties are evaluated periodically for impairment on a property-by-property basis. If the results of an assessment indicate that an unproved property is impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. The amortizable base includes estimated future development and dismantlement costs and restoration and abandonment costs, net of estimated salvage value.

      The capitalized costs of oil and natural gas properties are subject to a "ceiling test," whereby to the extent that such capitalized costs subject to amortization in the full cost pool (net of depletion, depreciation and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves using hedge adjusted period end prices, such excess costs are charged to operations. Once incurred, an impairment of oil and natural gas properties is not reversible at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with our quarterly filings with the Securities and Exchange Commission. In accordance with Staff Accounting Bulletin ("SAB") No.103, "Update of Codification of Staff Accounting Bulletins," derivative instruments qualifying as cash flow hedges are included in the computation of limitation on capitalized costs. The period end price was within the collar established by the Company's hedges at March 31, 2004 and thus did not affect prices used in this calculation. No adjustment related to the ceiling test was required during the three months ended March 31, 2004 or 2003.

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

      A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 141 requires registrants to classify the costs of mineral rights associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, we have included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 141 requires oil and gas companies to classify costs of mineral rights associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, we would be required to reclassify approximately $24.0 million and $22.8 million at March 31, 2004 and December 31, 2003, respectively, out of oil and gas properties and into a separate intangible assets line item. These costs include those to acquire contract based drilling and mineral use rights such as delay rentals, lease bonuses, commissions and brokerage fees, and other leasehold costs. Our cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full cost accounting rules, as allowed by SFAS No.
142. Further, we do not believe the classification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have any impact on our compliance with covenants under our debt agreements.

      This issue was on the Emerging Issues Task Force ("EITF") agenda as Issue 04-2, "Whether Mineral Rights are Tangible or Intangible Assets and Related Issues." At the March 2004 meeting the EITF reached a consensus that mineral rights for mining companies should be accounted for as tangible assets. However, the consensus does not address this topic as it relates to oil and natural gas leaseholds. In April 2004, the FASB issued FASB Staff Position ("FSP") FAS 141-1 and FAS 142-1, "Interaction of FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and EITF Issue No. 04-2, "Whether Mineral Rights Are Tangible or Intangible Assets," which amends SFAS No. 141 and 142 to exclude mineral use rights from the intangible category. It is effective for the first reporting period beginning after April 29, 2004. Edge will continue to monitor this issue and continue to classify oil and natural gas leaseholds as oil and natural gas properties until further guidance is provided.

      Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

ASSET RETIREMENT OBLIGATIONS

      We have certain obligations to remove tangible equipment and restore land at the end of oil and gas production operations. Our removal and restoration obligations are primarily associated with plugging and abandoning wells. Under the full-cost method of accounting, as described in the preceding critical accounting policy sections, the estimated discounted costs of the abandonment obligations, net of salvage value, are currently included as a component of our depletion base and expensed over the production life of the oil and gas properties. Estimating the future asset removal costs is difficult and requires management to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations.

      In 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." We adopted this statement effective January 1, 2003, as discussed in Note 1 to our Consolidated Financial Statements. SFAS No. 143 significantly changed the method of accruing for costs an entity is legally obligated to incur related to the retirement of fixed assets ("asset retirement obligations" or "ARO"). Primarily, the new statement requires us to record a separate liability for the discounted present value of our asset retirement obligations, with an offsetting increase to the related oil and gas properties on the balance sheet.

      Inherent in the present value calculation are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance. In addition, increases in the discounted ARO liability resulting from the passage of time will be reflected as accretion expense in the consolidated statement of operations.

      The adoption of SFAS No. 143 required a cumulative adjustment to reflect the impact of implementing the statement had the rule been in effect since inception. We, therefore, calculated the cumulative accretion expense on the ARO liability and the cumulative depletion expense on the corresponding property balance. The sum of these cumulative expenses was compared to the depletion expense originally recorded. Because the historically recorded depletion expense was lower than the cumulative expense calculated under SFAS No. 143, the difference resulted in a loss, which we recorded as cumulative effect of change in accounting principle on January 1, 2003.

      Going forward, our depletion expense will be reduced since we will deplete a discounted amount of asset retirement costs rather than the undiscounted value previously depleted. The lower depletion expense under SFAS No. 143 is offset, however, by accretion expense, which reflects the increases in the discounted asset retirement obligation liability over time.

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

      Despite the inherent imprecision in these engineering estimates, our reserves are used throughout our financial statements. For example, since we use the units-of-production method to amortize our oil and gas properties, the quantity of reserves could significantly impact our depreciation, depletion, and amortization expense ("DD&A") and accretion expense. Our oil and gas properties are also subject to a "ceiling" limitation based in part on the quantity of our proved reserves. Finally, these reserves are the basis for our supplemental oil and gas disclosures.

      We engage an independent petroleum engineering firm to prepare an independent estimate of our proved hydrocarbon liquid and gas reserves.

INCOME TAXES

      We record deferred tax assets and liabilities to account for the expected future tax consequences of events that have been recognized in our financial statements and our tax returns. We routinely assess the realizability of our deferred tax assets. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, the tax asset would be reduced by a valuation allowance. We consider future taxable income in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions (particularly as related to prevailing oil and gas prices). The Company is not currently required to pay any federal income taxes.

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

      Due to the instability of oil and natural gas prices, we may enter into, from time to time, price risk management transactions (e.g., swaps, collars and floors) for a portion of our oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from commodity price fluctuations. While the use of these arrangements limits our ability to benefit from increases in the price of oil and natural gas, it also reduces our potential exposure to adverse price movements. Our hedging arrangements, to the extent we enter into any, apply to only a portion of our production and provide only partial price protection against declines in oil and natural gas prices and limits our potential gains from future increases in prices. Our management sets all of our hedging policies, including volumes, types of instruments and counterparties, on a quarterly basis. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation and concurrence by the President and Chairman of the Board. Our Board of Directors reviews all hedging policies and trades. We account for a majority of these transactions as hedging activities and, accordingly, realized gains and losses are included in oil and natural gas revenue during the period the hedged transactions occur. For transactions not accounted for using hedge accounting, the change in the fair value is reflected in oil and natural gas revenue immediately.

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

STOCK-BASED COMPENSATION

      We account for stock compensation plans under the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation expense is recognized for stock options that had an exercise price equal to or greater than the market value of their underlying common stock on the date of grant. As allowed by SFAS No. 123, "Accounting for Stock Based Compensation," we have continued to apply APB Opinion No. 25 for purposes of determining net income. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - - Transition and Disclosure - - an amendment of FASB Statement No. 123" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We elected not to change to the fair value method. Additionally, the statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

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

RESULTS OF OPERATIONS

      This section includes discussion of our first quarter 2004 and 2003 results of operations. We are an independent energy company engaged in the exploration, development, acquisition and production of oil and natural gas. Our resources and assets are managed and our results reported as one operating segment. We conduct our operations primarily along the onshore United States, Gulf Coast, with our primary emphasis in South Texas, Louisiana and Southeast New Mexico.

REVENUE AND PRODUCTION

      Oil and natural gas revenue increased 131% from $6.8 million in the first quarter of 2003 to $15.8 million in the comparable 2004 period. For the three months ended March 31, 2004, natural gas production comprised 77% of total production and contributed 82% of total revenue, oil and condensate production comprised 10% of total production and contributed 11% of total revenue, and natural gas liquid (NGL) production comprised 13% of total production and contributed 7% of total revenue. For the first quarter of 2003, natural gas production comprised 74% of total production and contributed 77% of total revenue, oil and condensate production comprised 11% of total production and contributed 14% of total revenue, and NGL production comprised 15% of total production and contributed 9% of total revenue.

      The following table summarizes volume and price information with respect to our oil and gas production for the three-month periods ended March 31, 2004 and 2003:

                                                                             2004 PERIOD COMPARED
                                                                                TO 2003 PERIOD
                                                                            -------------------------
                                                       MARCH 31,                               %
                                             ---------------------------     INCREASE       INCREASE
                                                 2004           2003        (DECREASE)     (DECREASE)
                                             ------------    -----------    -----------    ----------
PRODUCTION VOLUMES:
  Natural gas (Mcf)                             2,421,980      1,138,369      1,283,611      113%
  Oil and condensate (Bbls)                        53,828         28,974         24,854       86%
  Natural gas liquids (Bbls)                       69,485         39,198         30,287       77%
  Natural gas equivalent (Mcfe)                 3,161,858      1,547,401      1,614,457      104%
AVERAGE SALES PRICE:
  Natural gas ($ per Mcf)(1)                 $       5.35    $      4.64    $      0.71       15%
  Oil and condensate ($ per Bbl)(1)          $      33.60    $     33.73    $     (0.13)       0%
  Natural gas liquids ($ per Bbl)            $      15.03    $     14.91    $      0.12        1%
  Natural gas equivalent ($ per Mcfe) (1)    $       5.00    $      4.42    $      0.58       13%
OPERATING REVENUE:
  Natural gas (1)                            $ 12,961,651    $ 5,277,220    $ 7,684,431      146%
  Oil and condensate (1)                        1,808,602        977,192        831,410       85%
  Natural gas liquids                           1,044,404        584,358        460,046       79%
                                             ------------    -----------    -----------
Total (1)                                    $ 15,814,657    $ 6,838,770    $ 8,975,887      131%
                                             ============    ===========    ===========

(1) Includes the effect of hedging and derivative transactions.

      Our revenue is sensitive to changes in prices received for our products. A substantial portion of our production is sold at prevailing market prices, which fluctuate in response to many factors that are outside of our control. Imbalances in the supply and demand for oil and natural gas can have a dramatic effect on the prices we receive for our production. Political instability and availability of alternative fuels could impact worldwide supply, while the economy, weather and other factors outside of our control could impact demand.

      Natural gas revenue increased 146% from $5.3 million for the three months ended March 31, 2003 to $13.0 million for the same period in 2004 due to significantly higher production and lower realized hedge losses. Average natural gas production increased 113% from 12.6 MMcf/D in the three months ended March 31, 2003 to 26.6 MMcf/D in the comparable 2004 period due to production from new wells drilled and acquired, primarily our O'Connor Ranch East, Gato Creek, Encinitas and Miller properties, partially offset by natural declines at our Austin Field and O'Connor Ranch properties. This increase in production compared to the prior year period resulted in an increase in revenue of approximately $8.4 million (based on 2003 comparable period pre-hedge prices). For the three months ended March 31, 2004, no natural gas hedge losses were realized but we recognized $27,300 of the premium paid for a hedge entered into in 2003 that decreased the effective natural gas sales price by $0.01 per Mcf. Included within natural gas revenue for the three months ended March 31, 2003 was $2.2 million representing realized losses from hedging activity. These losses decreased the effective natural gas sales price by $1.94 per Mcf for the three months ended March 31, 2003. Excluding the effect of hedges, the average natural gas sales price for production in the first quarter of 2004 was $5.36 per Mcf compared to $6.57 per Mcf for the same period in 2003. This decrease in average price received resulted in decreased revenue of approximately $2.9 million (based on current year production).

      Revenue from the sale of oil and condensate totaled $1.8 million for the three months ended March 31, 2004, an increase of 85% from the comparable prior year period total of $1.0 million due to increased production. Production volumes for oil and condensate increased 86% to 592 Bbls/D for the three months ended March 31, 2004 compared to 322 Bbls/D for the same prior year period due primarily to production from the properties acquired from Miller, as well as new wells drilled. The increase in oil and condensate production resulted in an increase in revenue of approximately $838,200 (based on 2003 comparable period average prices). The average realized price for oil and condensate for the three months ended March 31, 2004 was $33.60 per barrel compared to $33.73 per barrel in the same period of 2003. Lower average prices for the first quarter of 2004 resulted in a decrease in revenue of approximately $6,800 (based on current year production). Included in oil revenue for the three months ended March 31, 2004 was $45,500, or $0.84 per barrel, representing a mark to market gain on the fair value of an oil derivative. We elected not to apply hedge accounting to this transaction. See Note 6 to our Consolidated Financial Statements.

      Revenue from the sale of NGLs totaled over $1.0 million for the three months ended March 31, 2004, an increase of 79% from the 2003 first quarter total of $0.6 million. Production volumes for NGLs increased 77%, from 436 Bbls/D for the three months ended March 31, 2003 to 764 Bbls/D for the three months ended March 31, 2004 due primarily to increased production from new wells drilled and acquired. The increase in NGL production increased revenue by $451,500 (based on 2003 comparable period average prices). Higher average realized prices for the three months ended March 31, 2004 resulted in an increase in revenue of $8,500 (based on current year production). The average realized price for NGLs for the three months ended March 31, 2004 was $15.03 per barrel compared to $14.91 per barrel for the same period in 2003.

COSTS AND OPERATING EXPENSES

      The table below presents a detail of our expenses for the three months ended March 31, 2004 and 2003:

                                                                              2004 PERIOD COMPARED
                                                                                  TO 2003 PERIOD
                                                                            -------------------------
                                                       MARCH 31,                               %
                                             ---------------------------     INCREASE       INCREASE
                                                2004             2003       (DECREASE)     (DECREASE)
                                             ------------    -----------    -----------    ----------
Lease operating costs                        $  1,205,073    $   594,804    $   610,269       103%
Severance and other taxes                       1,044,714        519,155        525,559       101%
Depreciation, depletion, amortization and
  accretion:
    Oil and gas property and equipment          5,129,154      2,503,001      2,626,153       105%
    Other assets                                   86,977        229,784       (142,807)      -62%
    ARO accretion                                  26,285         15,088         11,197        74%
General and administrative:
    Deferred compensation -  - repriced
      options                                   1,111,099             --      1,111,099       100%
    Deferred compensation -  - restricted
      stock                                        96,500         86,664          9,836        11%
    Other general and administrative            1,900,827      1,256,262        644,565        51%
                                             ------------    -----------    -----------
                                               10,600,629      5,204,758      5,395,871       104%
Other expense, net                                139,906        174,266        (34,360)      -20%
                                             ------------    -----------    -----------
Total                                        $ 10,740,535    $ 5,379,024    $ 5,361,511       100%
                                             ============    ===========    ===========

      Lease operating expenses for the three months ended March 31, 2004 totaled $1.2 million compared to $0.6 million in the same period of 2003, an increase of 103%. Current year results were impacted by the drilling of 38 wells since the first quarter of 2003 as well as operations on properties newly acquired in late 2003, increased production of 104% over 2003, the Miller merger, and acquisitions of properties from third parties. Operating expenses averaged $0.38 per Mcfe for the three months ended March 31, 2004, the same as in the comparable prior year period.

      Severance and ad valorem taxes for the three months ended March 31, 2004 increased from $0.5 million in the first quarter of 2003, to $1.0 million in same period of 2004. Severance tax expense for the first quarter of 2004 of $0.9 million was 108% higher than the comparable prior year period as a result of higher revenue. For the three months ended March 31, 2004, severance tax expense was approximately 6.0% of revenue subject to severance taxes compared to 5.0% of revenue subject to severance taxes for the comparable 2003 period. The increase in tax as a percent of revenue was due primarily to a shift in our revenue stream to properties with higher severance tax rates. Ad valorem costs increased 59% from $72,000 in the first quarter of 2003 to $114,463 in the first quarter of 2004. On an equivalent basis, severance and ad valorem taxes averaged $0.33 per Mcfe and $0.34 per Mcfe for the three months ended March 31, 2004 and 2003, respectively.

      Depletion, depreciation, and amortization ("DD&A") and accretion expense for the three months ended March 31, 2004 totaled $5.2 million compared to $2.7 million for the three months ended March 31, 2003. Depletion on our oil and natural gas properties totaled $5.1 million for the first quarter of 2004 compared to $2.5 million in the same period of 2003. Depletion expense on a unit of production basis for the three months ended March 31, 2004 was $1.62 per Mcfe, comparable to the 2003 first quarter rate. The increase in depletion expense was entirely due to the higher production levels in the first quarter of 2004 as compared to the first quarter of 2003. Depreciation of furniture and fixtures totaled $86,977, a decrease of 62% compared to the prior year first quarter total of $229,784. In the first quarter of 2003, we moved offices resulting in accelerated amortization of leasehold costs associated with our prior office building lease. We adopted SFAS No. 143 effective January 1, 2003. As a result, we recorded accretion expense associated with our asset retirement obligation for the three months ended March 31, 2004 and 2003 of $26,285 and $15,088, respectively.

      Total G&A for the three months ended March 31, 2004 was $3.1 million, an increase of 131% compared to the comparable prior year total of $1.3 million. G&A costs include deferred compensation related to repriced options, deferred compensation related to restricted stock grants and other G&A costs.

      Deferred compensation expense consists of costs reported in accordance with FIN 44 and amortization related to restricted stock awards. A FIN 44 charge of $1.1 million was incurred for the three months ended March 31, 2004 compared to no charge in the comparable prior year period. FIN 44 requires, among other things, a non-cash charge to compensation expense if the price of our common stock on the last trading day of a reporting period is greater than the exercise price of certain options. FIN 44 could also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of the prior period, but not below the exercise price of the options. We adjust deferred compensation expense upward or downward on a monthly basis based on the trading price of our common stock at the end of each such period. We are required to report under this rule as a result of non-qualified stock options granted to employees and directors in prior years and re-priced in May of 1999, as well as certain newly issued options in conjunction with the repricing.

      Amortization related to restricted stock awards granted over the past three years totaled $96,500 and $86,664, respectively, for the three months ended March 31, 2004 and 2003.

      Other G&A for the three months ended March 31, 2004, which does not include the deferred compensation expenses discussed above, totaled $1.9 million, a 51% increase from the comparable 2003 period total of $1.3 million. The increase in other G&A was attributable to higher salary and benefits as well as higher professional fees. In addition, we incurred costs associated with the Miller acquisition of $203,000. For the three months ended March 31, 2004 and 2003, overhead reimbursement fees reduced G&A costs by $46,477 and $28,690, respectively. Capitalized G&A costs further reduced other G&A by $507,064 and $302,829, respectively, for the three months ended March 31, 2004 and 2003. Other G&A on a unit of production basis for the three months ended March 31, 2004 was $0.60 per Mcfe compared to $0.81 per Mcfe for the comparable 2003 period.

      Included in other income (expense) was interest expense of $114,278 for the three months ended March 31, 2004 compared to $176,389 in the same 2003 period. Interest expense, including facility fees, was $202,833 for the first quarter of 2004 on weighted average debt of $20.9 million compared to interest expense of $252,312 on weighted average debt of approximately $21.2 million for the first quarter of 2003. Capitalized interest for the three months ended March 31, 2004 totaled $88,555 compared to $75,923 in the same prior year period. At March 31, 2004, our unproved property balance was $6.7 million compared to $5.0 million at December 31, 2003 and $6.3 at March 31, 2003, resulting in the slightly higher capitalized interest for the 2004 period. We also reported deferred loan costs of $29,636 during the first quarter of 2004. We amended our credit facility after the Miller merger resulting in loan costs of $355,629 that will be amortized over a three-year period ending December 31, 2006.

      An income tax provision was recorded for the three months ended March 31, 2004 and 2003 of $1.8 million and $0.5 million, respectively. As of December 31, 2003, approximately $50.1 million of net operating loss carryforwards had been accumulated or acquired that begin to expire in 2012. Currently, we do not anticipate making federal tax payments in 2004.

      Upon adoption of SFAS No. 143 on January 1, 2003, we recorded a cumulative effect of a change in accounting principal of $357,825 (net of income taxes of $192,675) to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depletion.

      For the three months ended March 31, 2004, we had net income of $3.3 million, or $0.26 basic earnings per share and $0.25 diluted earnings per share, as compared to net income of $0.6 million, or $0.06 basic and diluted earnings per share in the comparable 2003 period. Basic weighted average shares outstanding increased from approximately 9.4 million for the three months ended March 31, 2003 to 12.7 million in the comparable 2004 period. The increase in shares outstanding was due primarily to the issuance of stock for the acquisition of Miller in December 2003 as well as the exercise of options, the exercise of warrants and the vesting and issuance of restricted stock during 2003 and the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

      In March 1997, we completed our initial public offering which provided us with proceeds of approximately $40 million, net of expenses and on May 6, 1999, we completed a "Private Offering" of 1,400,000 shares of common stock at a price of $5.40 per share. We also issued warrants, which were purchased for $0.125 per warrant, to acquire an additional 420,000 shares of common stock at $5.35 per share and are exercisable through May 6, 2004. Total proceeds, net of offering costs, were approximately $7.4 million of which $4.9 million was used to repay debt under our revolving credit facility in place at the time, with the remainder being utilized to satisfy working capital requirements and to fund a portion of our exploration program. Pursuant to the terms of the private placement, we filed a registration statement with the Commission registering the resale of the shares of Common Stock and the warrants sold in the private placement, as well as the resale of any shares of Common Stock issued pursuant to such warrants. During November and December of 2003, we issued 375,000 shares of Common Stock in connection with the exercise of the warrants that resulted in proceeds to us of approximately $2.0 million. As of December 31, 2003, 45,000 of these warrants were outstanding. On March 2, 2004, Mr. Elias, our Chairman and Chief Executive Officer, exercised the remaining warrants which resulted in our issuance to him of 45,000 shares of common stock and net proceeds to us of $240,750.

      Our primary ongoing source of capital is the cash flow generated from our operating activities supplemented by borrowings under our credit facility. Both of these sources are directly impacted by the amount of our oil and gas reserves, production volumes and the commodity prices we receive. Reserves and production volumes are influenced, in part, by the amount of future capital expenditures. In turn, capital expenditures are influenced by many factors including drilling results, oil and gas prices, industry conditions, prices, availability of goods and services and the extent to which oil and gas properties are acquired.

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

      We had cash and cash equivalents at March 31, 2004 of $2.5 million consisting primarily of short-term money market investments, as compared to $1.3 million at December 31, 2003. Working capital was $0.5 million as of March 31, 2004, as compared to $0.9 million at December 31, 2003.

Net Cash Provided By Operating Activities

      Cash flows provided by operating activities were $12.5 million for the three months ended March 31, 2004 compared to cash flows used in operating activities of $0.6 million for the three months ended 2003. The significant increase in cash flows provided by operating activities for the three months ended March 31, 2004 compared to 2003 was primarily due to higher oil and gas production revenue partially offset by higher operating expense. Although fluctuations in commodity prices have been the primary reason for our short-term changes in cash flow from operating activities, increased production volumes significantly impacted us in the past few quarters. In an effort to reduce the volatility realized on commodity prices, we enter into derivative instruments. The impact in the first quarter of 2004 was not significant due to relatively stable market prices. Oil and gas production revenue increased with a 104% increase in production and a 13% increase in the average price received for our production.

      Net cash generated from operating activities is a function of commodity prices, which are inherently volatile and unpredictable, production volumes, operating efficiency and capital spending. Our business, as with other extractive industries, is a depleting one in which each gas equivalent produced must be replaced or we, and a critical source of our future liquidity, will shrink. Based on the year-end reserve life index, our overall decline is approximately 13% per year. Less predictable than production declines from our proved reserves is the impact of constantly changing oil and natural gas prices on cash flows and, therefore capital budgets.

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

Net Cash Used In Investing Activities

      We reinvest a substantial portion of our cash flows in our drilling, acquisition, land and geophysical activities. As a result, we used $11.3 million in investing activities during the first quarter of 2004. Capital expenditures of $9.4 million were attributable to the drilling of 9 gross wells, all of which were successful. Leasehold acquisitions, including seismic data and other geological and geophysical expenditures totaled $1.7 million and acquisition costs totaled $0.1 million for the three months ended March 31, 2004. The remaining capital expenditures were associated with computer hardware and office equipment. Proceeds from the sale of oil and gas properties totaled $40,000 during the first quarter of 2004. During the three months ended March 31, 2003, we used $3.0 million in investing activities. Capital expenditures of $3.1 million for the three months ended March 31, 2003, were partially offset by $55,096 in proceeds from the sale of oil and gas properties during the first quarter of 2003.

      We currently anticipate capital expenditures in 2004 to be approximately $39.4 million. Approximately $31.4 million is allocated to our expected drilling and production activities; $5.5 million is allocated to land and seismic activities; and $2.5 million relates to capitalized interest and G&A and other. We plan to fund these expenditures from expected cash flow from operations plus some modest incremental borrowings. We have not explicitly budgeted for acquisitions; however, we do expect to spend considerable effort evaluating acquisition opportunities. We expect to fund acquisitions through traditional reserve-based bank debt and/or the issuance of equity and, if required, through additional debt and equity financings. We currently have $20.0 million of unused borrowing capacity under our credit facility.

Net Cash Provided By Financing Activities

      Cash flows used in financing activities totaled $31,759 for the three months ended March 31, 2004. Repayments of $1.0 million under our current credit facility as well as deferred loan costs of $355,629 associated with amending that facility after the Miller merger were partially offset by $1.3 million in proceeds from the issuance of common stock related to options and warrants exercised in the first quarter of 2004. Cash flows provided by financing activities totaled $1.7 million for the three months ended March 31, 2003, all borrowings under our credit facility.

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

CREDIT FACILITY

      In March 2004, but effective December 31, 2003, the Company entered into a new amended and restated credit facility (the "Credit Facility") which permits borrowings up to the lesser of (i) the borrowing base or (ii) $100 million. Borrowings under the Credit Facility bear interest at a rate equal to prime plus 0.50% or LIBOR plus 2.25%. As of March 31, 2004, $20.0 million in borrowings were outstanding under the Credit Facility. The Credit Facility matures December 31, 2006 and is secured by substantially all of the Company's assets.

      Effective December 31, 2003, the borrowing base under the Credit Facility was increased to $40.0 million as a result of the acquisition of properties in the Miller merger and our drilling activities since the last redetermination. Available borrowing capacity under our facility was $20.0 million at March 31, 2004. We expect to redetermine our existing borrowing base in the second quarter of 2004, and semiannually thereafter.

      The Credit Facility provides for certain restrictions, including but not limited to, limitations on additional borrowings, sales of oil and natural gas properties or other collateral, and engaging in merger or consolidation transactions. The Credit Facility also prohibits dividends and certain distributions of cash or properties and certain liens. The Credit Facility also contains certain financial covenants. The EBITDA to Interest Expense ratio requires that (a) our consolidated EBITDA (defined as EBITDA less similar non-cash items and exploration and abandonment expenses for such period) for the four fiscal quarters then ended to (b) our consolidated interest expense for the four fiscal quarters then ended, to not be less than 3.5 to 1.0. The Working Capital ratio requires that the amount of our consolidated current assets less our consolidated current liabilities, as defined in the agreement, be at least $1.0 million. The Maximum Leverage ratio requires that the ratio, as of the last day of any fiscal quarter, of (a) Total Indebtedness (as defined in the Credit Facility) as of such fiscal quarter to (b) an amount equal to consolidated EBITDAX for the two quarters then ended times two, shall not be greater than 3.0 to 1.0. Consolidated EBITDAX is a component of negotiated covenants with our lenders and is presented here as part of the Company's disclosure of its covenant obligations.

Off Balance Sheet Arrangements

      We currently do not have any off balance sheet arrangements.

Contractual Cash Obligations

      There were not material changes outside the ordinary course of our business in lease obligations or other contractual obligations since December 31, 2003.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2003, the FASB issued revised Interpretation No. 46 ("FIN 46R"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46R requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. FIN 46R also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. The provisions of FIN 46R are required for companies that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. The provisions of FIN 46R are required to be applied for periods ending after March 15, 2004 for all other types of entities. We share interests with related parties in a variety of different partnership and joint venture entities in order to share the rewards of ownership in certain oil and natural gas royalties. We do not provide supplemental support to these entities nor do we own voting rights. In general, these entities are structured such that the voting and sharing ratios in these entities are consistent with the allocation of the entities' distributions of cash from royalty revenues. We are not impacted by FIN 46R because we will not absorb a majority of the expected losses or receive a majority of the expected residual returns, as defined by FIN 46R, and accordingly we are not required to consolidate these interests.

HEDGING ACTIVITIES

      In August 2003, we purchased natural gas options that cover 10,000 MMbtu per day for the period January 1, 2004 to December 31, 2004 at a floor of $4.50 per MMbtu and a ceiling of $7.00 per MMbtu for the first and fourth quarters of 2004 and $6.00 per MMbtu for the second and third quarters of 2004 for a cost of $686,250. At March 31, 2004 the market value of this instrument was a liability of approximately $668,600.

      In December 2003, we entered into a costless natural gas collar covering 5,000 MMbtu per day for the period January 1, 2004 to March 31, 2004 with a floor of $4.50 per MMbtu and a ceiling of $7.05 per MMbtu. The natural gas collar expired with no cost to us.

      In February 2004, we entered into a costless natural gas collar covering 5,000 MMbtu per day for the period April 1, 2004 to September 30, 2004 with a floor of $4.50 per MMbtu and a ceiling of $6.20 per MMbtu. At March 31, 2004 the market value of this instrument was a liability of approximately $197,300.

      In March 2004, we entered into a costless natural gas collar covering 5,000 MMbtu per day for the period October 1, 2004 to December 31, 2004 with a floor of $4.50 per MMbtu and a ceiling of $7.25 per MMbtu. At March 31, 2004 the market value of this instrument was an asset of approximately $92,400 and is netted against current liabilities.

      In March 2004, we entered into a costless crude oil collar covering 400 barrels per day for the period April 1, 2004 to December 31, 2004 with a floor of $30.00 per barrel and a ceiling of $35.50 per barrel. At March 31, 2004 the market value of this instrument was a gain of approximately $45,500 and is netted against current liabilities. Hedge accounting was not applicable to this transaction so the associated gain will not be deferred in Other Comprehensive Income, rather in oil and natural gas revenue.

TAX MATTERS

      At December 31, 2003, we have cumulative net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $50.1 million, including $17.4 million of NOLs acquired in the Miller acquisition that will begin to expire in 2012. We currently anticipate that all of these NOLs will be utilized in connection with federal income taxes payable in the future. NOLs assume that certain items, primarily intangible drilling costs have been written off for tax purposes in the current year. However, we have not made a final determination if an election will be made to capitalize all or part of these items for tax purposes in the future.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk from changes in interest rates and commodity prices. We use a credit facility, which has a floating interest rate, to finance a portion of our operations. We are not subject to fair value risk resulting from changes in our floating interest rates. The use of floating rate debt instruments provide a benefit due to downward interest rate movements but does not limit us to exposure from future increases in interest rates. Based on the March 31, 2004 outstanding borrowings and a floating interest rate of 3.36%, a 10% change in interest rate would result in an increase or decrease of interest expense of approximately $64,100 on an annual basis.

      In the normal course of business we enter into hedging transactions, including commodity price collars, swaps and floors to mitigate our exposure to commodity price movements, but not for trading or speculative purposes. During 2003, due to the instability of prices and to achieve a more predictable cash flow, we put in place two natural gas collars for a portion of our 2004 production. During the first quarter of 2004, we put in place two additional natural gas collars and one crude oil collar. Please refer to Note 6 to our consolidated financial statements. While the use of these arrangements may limit the benefit to us of increases in the price of oil and natural gas, it also limits the downside risk of adverse price movements. At March 31, 2004, the fair value of the outstanding hedges was a liability of approximately $728,000. A 10% change in the commodity price per unit, as long as the price is either above the ceiling or below the floor price would cause the fair value total of the hedge to increase or decrease by approximately $95,800.

ITEM 4. CONTROLS AND PROCEDURES

      In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(C) RECENT SALES OF UNREGISTERED SECURITIES

      On March 2, 2004, we issued 45,000 shares of our Common Stock in connection with the exercise of warrants, which had originally been sold in May of 1999 to an IRA for the benefit of John Elias (the "Elias IRA"). The aggregate purchase price for the shares of Common Stock issued to the Elias IRA was $240,750. The sale of the shares of Common Stock pursuant to the exercise of the related warrants to the Elias IRA, was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of section 4(2) thereof as a transaction not involving any public offering. The Company has previously filed a registration statement with the SEC registering the resale of the Common Stock described above under the Securities Act of 1933 as amended.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES..............................  None
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........  None
ITEM 5 - OTHER INFORMATION............................................  None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS. The following exhibits are filed as part of this report:

INDEX TO EXHIBITS

Exhibit No.
--------------
   2.1    --      Amended and Restated Combination Agreement by and among (i)
                  Edge Group II Limited Partnership, (ii) Gulfedge Limited
                  Partnership, (iii) Edge Group Partnership, (iv) Edge Petroleum
                  Corporation, (v) Edge Mergeco, Inc. and (vi) the Company,
                  dated as of January 13, 1997 (Incorporated by reference from exhibit 2.1 to the Company's Registration Statement on Form
                  S-4 (Registration No. 333-17269)).

   2.2    --      Agreement and Plan of Merger dated as of May 28, 2003 among
                  Edge Petroleum Corporation, Edge Delaware Sub Inc. and Miller
                  Exploration Company (Miller") (Incorporated by reference from
                  Annex A to the Joint Proxy Statement/Prospectus contained in the Company's Registration Statement on Form S-4/A filed on
                  October 31, 2003 (Registration No. 333-106484)).

   3.1    --      Restated Certificate of Incorporation of the Company
                  (Incorporated by reference from exhibit 3.1 to the Company's
                  Registration Statement on Form S-1/A filed on February 5, 1997
                  (Registration No. 333-17267)).

   3.2    --      Certificate of Amendment to the Restated Certificate of
                  Incorporation of the Company (Incorporated by reference from exhibit 3.1 to the Company's Registration Statement on Form
                  S-1/A filed on February 5, 1997 (Registration No. 333-17267)).

3.3    --   Bylaws of the Company (Incorporated by Reference from exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

3.4    --   First Amendment to Bylaws of the Company on September 28, 1999
            (Incorporated by reference from exhibit 3.2 to the Company's
            Quarterly Report on Form 10-Q for the quarterly period ended
            September 30, 1999).

3.5    --   Second Amendment to Bylaws of the Company on May 7, 2003
            (Incorporated by reference from exhibit 3.4 to the Company's
            Quarterly Report on Form 10-Q for the quarterly period ended March
            31, 2003).

*4.1   --   Third Amended and Restated Credit Agreement dated December 31, 2003 by and between Edge Petroleum Corporation, Edge Petroleum
            Exploration Company, Edge Petroleum Operating Company, Inc., Miller
            Oil Corporation, and Miller Exploration Company, as borrowers, and
            Union Bank of California, N.A., a national banking association, as
            Agent for itself and as lender.

 4.2   --   Common Stock Subscription Agreement dated as of April 30, 1999 between the Company and the purchasers named therein (Incorporated by reference from exhibit 4.5 to the Company's Quarterly Report on
            Form 10-Q/A for the quarter ended March 31, 1999).

 4.3   --   Warrant Agreement dated as of May 6, 1999 between the Company and the Warrant holders named therein (Incorporated by reference from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q/A for the
            quarter ended March 31, 1999).

 4.4   --   Form of Warrant for the purchase of the Common Stock (Incorporated by reference from the Common Stock Subscription Agreement from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q/A for the
            quarter ended March 31, 1999).

 4.5   --   Registration Rights Agreement by and among Edge, Guardian Energy
            Management Corp., Kelly E. Miller and the Debra A. Miller Trust,
            dated December 4, 2003 (Incorporated by reference from exhibit 4.2 of the Company's Registration Statement on Form S-3 filed on
            February 3, 2004 (Registration No. 333-112462)).

 4.6   --   Securities Purchase Agreement between Miller and Guardian Energy
            Management Corp., dated July 11, 2000 (Incorporated by reference from exhibit 10.1 to Miller's Current Report on Form 8-K, filed on
            July 25, 2000).

 4.7   --   Warrant between Miller and Guardian Energy Management Corp., dated
            July 11, 2000, exercisable for 900,000 shares of Miller's common stock (as adjusted for the one for ten reverse stock split of Miller effected October 11, 2002 and as adjusted pursuant to the Agreement and Plan of Merger by and among the Company, Edge Delaware Sub Inc.
            and Miller) (incorporated by reference from Exhibit 4.3 to Miller's
            Current Report on Form 8-K filed on July 25, 2000).

 4.8   --   Miller Exploration Company Stock Option and Restricted Stock Plan of
            1997 (Incorporated by reference from exhibit 10.1(a) to Miller's
            Annual Report on Form 10-K for the year ended December 31, 1997
            (File No. 000-23431)).

 4.9   --   Amendment No. 1 to the Miller Exploration Company Stock Option and
            Restricted Stock Plan of 1997 (Incorporated by reference to Exhibit
            4.2 from Miller's Registration Statement on Form S-8 filed on April
            11, 2001 (Registration No. 333-58678)).

4.10   --   Amendment No. 2 to the Miller Exploration Company Stock Option and
            Restricted Stock Plan of 1997 (Incorporated by reference from
            Exhibit 4.3 to Miller's Registration Statement on Form S-8 filed on
            April 11, 2001 (Registration No. 333-58678)).

4.11   --   Form of Miller Stock Option Agreement (Incorporated by reference from exhibit 10.1(b) to Miller's Annual Report on Form 10-K for the
            year ended December 31, 1997 (File No. 000-23431)).

10.1   --   Joint Venture Agreement between Edge Joint Venture II and Essex
            Royalty Limited Partnership II, dated as of May 10, 1994
            (Incorporated by reference from exhibit 10.2 to the Company's
            Registration Statement on Form S-4 (Registration No. 333-17269)).

10.2   --   Joint Venture Agreement between Edge Joint Venture II and Essex
            Royalty Limited Partnership, dated as of April 11, 1992
            (Incorporated by reference from exhibit 10.3 to the Company's
            Registration Statement on Form S-4 (Registration No. 333-17269)).

10.3   --   Amendment dated August 21, 2000 to the Joint Venture Agreement between Edge Joint Venture II and Essex Royalty Limited Partnership
            II, dated as of May 10, 1994. (Incorporated by reference from exhibit 10.3 to the Company's Annual Report on Form 10-K/A for the
            year ended December 31, 2002).

10.4   --   Amendment dated August 21, 2000 to the Joint Venture Agreement between Edge Joint Venture II and Essex Royalty Limited Partnership,
            dated as of April 11, 1992. (Incorporated by reference from exhibit
            10.2 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002).

10.5   --   Letter Agreement between Edge Petroleum Corporation and Essex
            Royalty Limited Partnership, dated as of July 30, 2002.
            (Incorporated by reference from exhibit 10.4 to the Company's Annual
            Report on Form 10-K/A for the year ended December 31, 2002).

10.6   --   Form of Indemnification Agreement between the Company and each of its directors (Incorporated by reference from exhibit 10.7 to the
            Company's Registration Statement on Form S-4 (Registration No.
            333-17269)).

10.7   --   Stock Option Plan of Edge Petroleum Corporation, a Texas corporation
            (Incorporated by reference from exhibit 10.13 to the Company's
            Registration Statement on Form S-4 (Registration No. 333-17269)).

10.8   --   Employment Agreement dated as of November 16, 1998, by and between the Company and John W. Elias. (Incorporated by reference from 10.12 to the Company's Annual Report on Form 10-K for the year ended
            December 31, 1998).

10.9   --   Incentive Plan of Edge Petroleum Corporation as Amended and Restated
            Effective as of December 4, 2003. (Incorporated by reference from exhibit 4.1 to the Company's Registration Statement on Form S-8
            (Registration No. 333 - 113619).

10.10  --   Edge Petroleum Corporation Incentive Plan "Standard Non-Qualified
            Stock Option Agreement" by and between Edge Petroleum Corporation and the Officers named therein. (Incorporated by reference from exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
            quarterly period ended September 30, 1999).

10.11  --   Edge Petroleum Corporation Incentive Plan "Director Non-Qualified
            Stock Option Agreement" by and between Edge Petroleum Corporation and the Directors named therein. (Incorporated by reference from exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the
            quarterly period ended September 30, 1999).

10.12  --   Severance Agreements by and between Edge Petroleum Corporation and the Officers of the Company named herein. (Incorporated by reference from exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for
            the quarterly period ended September 30, 1999).

10.13  --   Form of Employee Restricted Stock Award Agreement under the
            Incentive Plan of Edge Petroleum Corporation (Incorporated by
            reference from exhibit 10.15 to the Company's Quarterly Report on
            Form 10-Q/A for the quarterly period ended March 31, 1999).

10.14  --   Edge Petroleum Corporation Amended and Restated Elias Stock
            Incentive Plan. (Incorporated by reference from exhibit 4.5 to the
            Company's Registration Statement on Form S-8 filed May 30, 2001
            (Registration No. 333-61890)).

10.15  --   Form of Edge Petroleum Corporation John W. Elias Non-Qualified Stock
            Option Agreement (Incorporated by reference from exhibit 4.6 to the
            Company's Registration Statement on Form S-8 filed May 30, 2001
            (Registration No. 333-61890)).

*31.1  --   Certification by John W. Elias, Chief Executive Officer, pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2  --   Certification by Michael G. Long, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1  --   Certification by John W. Elias, Chief Executive Officer, pursuant to
            18 USC Section 1350, as adopted pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.

*32.2  --   Certification by Michael G. Long, Chief Financial Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.

*Filed herewith.

(B)   Reports on Form 8-K

      The Company filed a Current Report on Form 8-K January 20, 2004 (information furnished not filed) announcing the issuance of a press release reporting its 2003 operating results and updating recent activity and guidance and attaching a copy of the press release as an exhibit.

      The Company filed a Current Report on Form 8-K on February 4, 2004 (information furnished not filed) announcing its presentation to institutional investors and attaching a copy of the related slide presentation as an exhibit.

      The Company filed a Current Report on Form 8-K on February 12, 2004 (information furnished not filed) announcing the issuance of a press release reporting an update on the company's recent operational activities and future drilling plans and attaching a copy of the press release as an exhibit.

      The Company filed a Current Report on Form 8-K/A on February 17, 2004 to include the historical and pro forma information related to the acquisition of Miller Exploration Company.

      The Company filed a Current Report on Form 8-K on March 15, 2004 (information furnished not filed) announcing the issuance of a press release announcing financial results for the fourth quarter and full-year of 2003, updated operations and provided 2004 guidance and attaching a copy of the press release as an exhibit.

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

                                          EDGE PETROLEUM CORPORATION,
                                          A DELAWARE CORPORATION
                                          (REGISTRANT)

Date May 11, 2004                                  /s/ John W. Elias
                                          ----------------------------------
                                                    John W. Elias
                                              Chief Executive Officer and
                                                 Chairman of the Board

Date May 11, 2004                                  /s/ Michael G. Long
                                          ----------------------------------
                                                   Michael G. Long
                                              Senior Vice President and
                                          Chief Financial and Accounting Officer

                                INDEX TO EXHIBITS

Exhibit No.
-----------
2.1    --    Amended and Restated Combination Agreement by and among (i) Edge
             Group II Limited Partnership, (ii) Gulfedge Limited Partnership,
             (iii) Edge Group Partnership, (iv) Edge Petroleum Corporation, (v)
             Edge Mergeco, Inc. and (vi) the Company, dated as of January 13,
             1997 (Incorporated by reference from exhibit 2.1 to the Company's
             Registration Statement on Form S-4 (Registration No. 333-17269)).

3.1    --    Restated Certificate of Incorporation of the Company (Incorporated
             by reference from exhibit 3.1 to the Company's Registration
             Statement on Form S-1/A filed on February 5, 1997 (Registration No.
             333-17267)).

3.2    --    Certificate of Amendment to the Restated Certificate of
             Incorporation of the Company (Incorporated by reference from exhibit
             3.1 to the Company's Registration Statement on Form S-1/A filed on
             February 5, 1997 (Registration No. 333-17267)).

3.3    --    Bylaws of the Company (Incorporated by Reference from exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

3.4    --    First Amendment to Bylaws of the Company on September 28, 1999
             (Incorporated by Reference from exhibit 3.4 to the Company's
             Quarterly Report on Form 10-Q for the quarterly period ended March
             31, 2003).

3.5    --    Second Amendment to Bylaws of the Company on May 7, 2003
             (Incorporated by reference from exhibit 3.2 to the Company's
             Quarterly Report on Form 10-Q for the quarterly period ended
             September 30, 1999).

*4.1   --    Third Amended and Restated Credit Agreement dated as of December 31,
             2003 among Edge Petroleum Corporation, Edge Petroleum Exploration
             Company, Edge Petroleum Operating Company, Inc., Miller Oil
             Corporation and Miller Exploration Company (collectively, the
             "Borrowers") the lenders party thereto and Union Bank Of California,
             N.A., a national banking association, as Agent.

4.2    --    Common Stock Subscription Agreement dated as of April 30, 1999 between the Company and the purchasers named therein (Incorporated by reference from exhibit 4.5 to the Company's Quarterly Report on
             Form 10-Q/A for the quarter ended March 31, 1999).

4.3    --    Warrant Agreement dated as of May 6, 1999 between the Company and the Warrant holders named therein (Incorporated by reference from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q/A for the
             quarter ended March 31, 1999).

4.4    --    Form of Warrant for the purchase of the Common Stock (Incorporated by reference from the Common Stock Subscription Agreement from exhibit 4.5 to the Company's Quarterly Report on Form 10-Q/A for the
             quarter ended March 31, 1999).

4.5    --    Registration Rights Agreement by and among Edge, Guardian Energy
             Management Corp., Kelly E. Miller and the Debra A. Miller Trust,
             dated December 4, 2003 (Incorporated by reference from exhibit 4.2 of the Company's Registration Statement on Form S-3 filed on
             February 3, 2004 (Registration No. 333-112462)).

4.6    --    Securities Purchase Agreement between Miller and Guardian Energy
             Management Corp., dated July 11, 2000 (Incorporated by reference from exhibit 10.1 to Miller's Current Report on Form 8-K, filed on
             July 25, 2000).

4.7    --    Warrant between Miller and Guardian Energy Management Corp., dated
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

4.8    --    Miller Exploration Company Stock Option and Restricted Stock Plan of
             1997 (Incorporated by reference from exhibit 10.1(a) to Miller's
             Annual Report on Form 10-K for the year ended December 31, 1997
             (File No. 000-23431)).

4.9    --    Amendment No. 1 to the Miller Exploration Company Stock Option and
             Restricted Stock Plan of 1997 (Incorporated by reference to Exhibit
             4.2 from Miller's Registration Statement on Form S-8 filed on April
             11, 2001 (Registration No. 333-58678)).

4.10   --    Amendment No. 2 to the Miller Exploration Company Stock Option and
             Restricted Stock Plan of 1997 (Incorporated by reference from
             Exhibit 4.3 to Miller's Registration Statement on Form S-8 filed on
             April 11, 2001 (Registration No. 333-58678)).

4.11   --    Form of Miller Stock Option Agreement (Incorporated by reference from exhibit 10.1(b) to Miller's Annual Report on Form 10-K for the
             year ended December 31, 1997 (File No. 000-23431)).

10.1   --    Joint Venture Agreement between Edge Joint Venture II and Essex
             Royalty Limited Partnership II, dated as of May 10, 1994
             (Incorporated by reference from exhibit 10.2 to the Company's
             Registration Statement on Form S-4 (Registration No. 333-17269)).

10.2   --    Joint Venture Agreement between Edge Joint Venture II and Essex
             Royalty Limited Partnership, dated as of April 11, 1992
             (Incorporated by reference from exhibit 10.3 to the Company's
             Registration Statement on Form S-4 (Registration No. 333-17269)).

10.3   --    Amendment dated August 21, 2000 to the Joint Venture Agreement between Edge Joint Venture II and Essex Royalty Limited Partnership
             II, dated as of May 10, 1994. (Incorporated by reference from exhibit 10.3 to the Company's Annual Report on Form 10-K/A for the
             year ended December 31, 2002).

10.4   --    Amendment dated August 21, 2000 to the Joint Venture Agreement between Edge Joint Venture II and Essex Royalty Limited Partnership,
             dated as of April 11, 1992. (Incorporated by reference from exhibit
             10.4 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002).

10.5   --    Letter Agreement between Edge Petroleum Corporation and Essex
             Royalty Limited Partnership, dated as of July 30, 2002.
             (Incorporated by reference from exhibit 10.5 to the Company's Annual
             Report on Form 10-K/A for the year ended December 31, 2002).

10.6   --    Form of Indemnification Agreement between the Company and each of its directors (Incorporated by reference from exhibit 10.7 to the
             Company's Registration Statement on Form S-4 (Registration No.
             333-17269)).

10.7   --    Stock Option Plan of Edge Petroleum Corporation, a Texas corporation
             (Incorporated by reference from exhibit 10.13 to the Company's
             Registration Statement on Form S-4 (Registration No. 333-17269)).

10.8   --    Employment Agreement dated as of November 16, 1998, by and between the Company and John W. Elias. (Incorporated by reference from 10.12 to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1998).

10.9   --   Incentive Plan of Edge Petroleum Corporation as Amended and Restated
            Effective as of December 4, 2003. (Incorporated by reference from exhibit 4.1 to the Company's Registration Statement on Form S-8
            filed March 15, 2004.

10.10  --   Edge Petroleum Corporation Incentive Plan "Standard Non-Qualified
            Stock Option Agreement" by and between Edge Petroleum Corporation and the Officers named therein. (Incorporated by reference from exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
            quarterly period ended September 30, 1999).

10.11  --   Edge Petroleum Corporation Incentive Plan "Director Non-Qualified
            Stock Option Agreement" by and between Edge Petroleum Corporation and the Directors named therein. (Incorporated by reference from exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the
            quarterly period ended September 30, 1999).

10.12  --   Severance Agreements by and between Edge Petroleum Corporation and the Officers of the Company named herein. (Incorporated by reference from exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for
            the quarterly period ended September 30, 1999).

10.13  --   Form of Employee Restricted Stock Award Agreement under the
            Incentive Plan of Edge Petroleum Corporation (Incorporated by
            Reference from exhibit 10.15 to the Company's Quarterly Report on
            Form 10-Q/A for the quarterly period ended March 31, 1999).

10.14  --   Edge Petroleum Corporation Amended and Restated Elias Stock
            Incentive Plan. (Incorporated by reference from exhibit 4.5 to the
            Company's Registration Statement on Form S-8 filed May 30, 2001
            (Registration No. 333-61890)).

10.15  --   Form of Edge Petroleum Corporation John W. Elias Non-Qualified Stock
            Option Agreement (Incorporated by reference from exhibit 4.6 to the
            Company's Registration Statement on Form S-8 filed May 30, 2001
            (Registration No. 333-61890)).

*31.1  --   Certification by John W. Elias, Chief Executive Officer, pursuant to
            Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2  --   Certification by Michael G. Long , Chief Financial and Accounting
            Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the
            Securities Exchange Act of 1934.

*32.1  --   Certification by John W. Elias, Chief Executive Officer, pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and
            (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*32.2  --   Certification by Michael G. Long, Chief Financial and Accounting
            Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
            (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18,
            United States Code).

* Filed herewith.