Form 10-Q/A
period 2004-09-30
EDGE PETROLEUM CORP
filed 2005-03-16
CIK 1021010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q filed November 12, 2004

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q of Edge Petroleum Corporation (“Edge”, the “Company”, “we”, “our”  or “us”) for the quarterly period ended September 30, 2004 (the “Form 10-Q”), which was originally filed on November 12, 2004, is being filed to restate the financial statements and other disclosure included therein. In March 2005, prior to filing the annual financial statements for 2004, we discovered an error in a consolidating financial statements spreadsheet application used to eliminate intercompany balances. The revisions set forth in this Amendment No. 1 stem from an intercompany balance that was not eliminated in such application, but instead was inadvertently recorded to Property and Equipment causing property balances to be overstated. This error relates to a change in accounting processes that occurred during the second quarter of 2004 and therefore prior year results were not affected. Also, second quarter results were not materially affected, so no change has been made to second quarter financial statements. This error in the property balance also impacted our computation of depletion expense and therefore operating expenses, operating income, income tax expense, net income and earnings per share.  Accordingly, we have restated our consolidated balance sheet, income statement, statement of stockholders’ equity and statement of cash flows in the Form 10-Q to reflect these revisions (see Note 1 to our consolidated financial statements for a reconciliation of our restated results to previously reported results).  We have also restated applicable disclosures in ITEM 1. “Notes to the Consolidated Financial Statements” and ITEM 2. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Management has concluded, based on the circumstances involving the spreadsheet error discussed above, that as of December 31, 2004, a material weakness in internal control over financial reporting existed with respect to the design of the Company’s controls over the elimination of intercompany balances and transactions.  See ITEM 4. “CONTROLS AND PROCEDURES.”

This Amendment No. 1 sets forth the entire Form 10-Q, as amended. This amendment does not reflect events occurring after the original filing of the Form 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments as described above and set forth below. In addition, the filing of this amended Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement made therein not misleading.

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
Item 6. Exhibits
Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EDGE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	RESTATED (See Note 1) (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,492,606	$1,327,081
Accounts receivable, trade, net of allowance of $525,248 at September 30, 2004 and December 31, 2003	12,670,527	8,889,734
Accounts receivable, joint interest owners, net of allowance of $82,000 at September 30, 2004 and December 31, 2003	2,163,203	1,797,877
Deferred tax asset	1,390,345	1,138,492
Derivative financial instruments	—	120,801
Other current assets	1,453,228	1,186,987
Total current assets	20,169,909	14,460,972
PROPERTY AND EQUIPMENT, Net – full-cost method of accounting for oil and natural gas properties (including unproved costs of $9.1 million and $5.0 million at September 30, 2004 and December 31, 2003, respectively)	118,676,344	97,980,757
DEFERRED TAX ASSET	669,960	5,570,137
OTHER ASSETS	319,032	—
TOTAL ASSETS	$139,835,245	$118,011,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, trade	$122,407	$1,732,935
Accrued liabilities	17,717,340	11,456,036
Asset retirement obligation	411,092	323,513
Derivative financial instruments	2,159,880	—
Total current liabilities	20,410,719	13,512,484
ASSET RETIREMENT OBLIGATION	1,591,628	1,488,482
DERIVATIVE FINANCIAL INSTRUMENTS	117,083	—
LONG-TERM DEBT	22,000,000	21,000,000
Total liabilities	44,119,430	36,000,966
COMMITMENTS AND CONTINGENCIES (See Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 25,000,000 shares authorized; 13,012,740 and 12,581,032 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	130,127	125,810
Additional paid-in capital	79,639,744	75,282,007
Retained earnings	16,788,768	6,966,557
Accumulated other comprehensive loss	(842,824)	(363,474)
Total stockholders’ equity	95,715,815	82,010,900
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$139,835,245	$118,011,866

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	Restated (See Note 1)		Restated (See Note 1)
OIL AND NATURAL GAS REVENUE:
Oil and natural gas sales	$15,181,874	$9,719,008	$47,203,800	$27,888,053
Loss on hedging and derivatives	(1,939,409)	(824,470)	(2,299,274)	(4,160,350)
Total revenue	13,242,465	8,894,538	44,904,526	23,727,703
OPERATING EXPENSES:
Lease operating expenses	1,176,732	597,550	3,601,898	1,743,352
Severance and ad valorem taxes	891,194	561,787	3,146,116	1,602,846
Depletion, depreciation, amortization and accretion	5,133,452	3,727,034	15,517,254	9,334,243
General and administrative expenses:
Deferred compensation – repriced options	(153,808)	—	1,294,677	—
Deferred compensation – restricted stock	143,500	93,604	354,600	270,043
Other general and administrative expenses	1,844,062	1,157,259	5,476,342	3,844,277
Total operating expenses	9,035,132	6,137,234	29,390,887	16,794,761
OPERATING INCOME	4,207,333	2,757,304	15,513,639	6,932,942
OTHER INCOME AND EXPENSE:
Interest income	8,087	8,292	16,118	13,440
Interest expense, net of amounts capitalized	(22,204)	(128,651)	(241,887)	(470,086)
Amortization of deferred loan costs	(35,948)	—	(106,332)	—
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	4,157,268	2,636,945	15,181,538	6,476,296
INCOME TAX EXPENSE	(1,474,374)	(946,109)	(5,359,327)	(2,313,302)
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	2,682,894	1,690,836	9,822,211	4,162,994
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	—	(357,825)
NET INCOME	2,682,894	1,690,836	9,822,211	3,805,169
OTHER COMPREHENSIVE INCOME (LOSS), net of taxes:
Unrealized hedge fair value gain (loss)	(578,834)	1,000,658	(749,887)	120,140
Reclassification to earnings of realized (gain) loss upon settlement of hedge contracts	312,332	171,792	270,537	637,958
Other comprehensive income (loss)	(266,502)	1,172,450	(479,350)	758,098
COMPREHENSIVE INCOME	$2,416,392	$2,863,286	$9,342,861	$4,563,267
BASIC EARNINGS PER SHARE:
Income before cumulative effect of accounting change	$0.21	$0.18	$0.76	$0.44
Cumulative effect of accounting change	—	—	—	(0.04)
Net income per share	$0.21	$0.18	$0.76	$0.40
DILUTED EARNINGS PER SHARE:
Income before cumulative effect of accounting change	$0.20	$0.17	$0.73	$0.43
Cumulative effect of accounting change	—	—	—	(0.04)
Net income per share	$0.20	$0.17	$0.73	$0.39
BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,999,659	9,523,648	12,889,109	9,488,896
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	13,668,542	9,869,379	13,506,831	9,697,890

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2004	2003
	Restated (See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,822,211	$3,805,169
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	357,825
Loss on the fair value of derivatives	1,254,911	—
Deferred income taxes	5,359,327	2,313,302
Depletion, depreciation, amortization and accretion	15,517,254	9,334,243
Amortization of deferred loan costs	106,332	—
Deferred compensation	1,649,277	270,043
Changes in assets and liabilities:
Increase in accounts receivable, trade	(3,369,143)	(2,915,624)
Increase in accounts receivable, joint interest owners	(365,326)	(96,698)
Increase in other assets	(266,241)	(343,368)
Decrease in accounts payable, trade	(1,610,528)	(312,119)
Increase in accrued liabilities	6,344,574	3,879,236
Increase in accrued interest payable	—	5,448
Net cash provided by operating activities	34,442,648	16,297,457

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas property and equipment additions	(36,067,116)	(25,531,943)
Proceeds from the sale of oil and natural gas properties	45,000	330,096
Net cash used in investing activities	(36,022,116)	(25,201,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from long-term debt	4,000,000	10,700,000
Payments of long-term debt	(3,000,000)	(1,200,000)
Net proceeds from issuance of common stock	2,170,357	84,603
Deferred loan costs	(425,364)	—
Net cash provided by financing activities	2,744,993	9,584,603
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,165,525	680,213
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,327,081	2,568,176
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,492,606	$3,248,389

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
				Restated (See Note 1)		Restated (See Note 1)
BALANCE, DECEMBER 31, 2003	12,581,032	$125,810	$75,282,007	$6,966,557	$(363,474)	$82,010,900
Issuance of common stock	431,708	4,317	2,249,310	—	—	2,253,627
Deferred compensation - restricted stock	—	—	354,600	—	—	354,600
Deferred compensation - repriced options	—	—	1,294,677	—	—	1,294,677
Change in valuation of hedging instruments	—	—	—	—	(479,350)	(479,350)
Tax benefit associated with exercise of non-qualified stock options	—	—	459,150	—	—	459,150
Net income	—	—	—	9,822,211	—	9,822,211
BALANCE, September 30, 2004	13,012,740	$130,127	$79,639,744	$16,788,768	$(842,824)	$95,715,815

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – As Restated

1.                                      RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

As discussed in the Explanatory Note to this Form 10-Q/A, an error was discovered in March 2005 that led to the restatement of the consolidated financial statements and certain disclosures as of and for the three and nine months ended September 30, 2004. Management has concluded, based on the circumstances involving the spreadsheet error discussed above, that as of December 31, 2004, a material weakness in internal control over financial reporting existed with respect to the design of the Company’s controls over the elimination of intercompany balances and transactions.  See ITEM 4. “CONTROLS AND PROCEDURES.” The amounts set forth in this Form 10Q/A are restated, where applicable. The following is a comparison of the previously reported and restated amounts for the affected line items of the Consolidated Statements of Operations:

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
Depletion, depreciation, amortization and accretion	$5,446,446	$(312,994)	$5,133,452	$15,830,248	$(312,994)	$15,517,254
Total operating expenses	9,348,126	(312,994)	9,035,132	29,703,881	(312,994)	29,390,887
OPERATING INCOME	3,894,339	312,994	4,207,333	15,200,645	312,994	15,513,639
INCOME TAX EXPENSE	(1,354,722)	(119,652)	(1,474,374)	(5,239,675)	(119,652)	(5,359,327)
NET INCOME	2,489,552	193,342	2,682,894	9,628,869	193,342	9,822,211
COMPREHENSIVE INCOME	2,223,050	193,342	2,416,392	9,149,519	193,342	9,342,861

BASIC EARNINGS PER SHARE:
Income before cumulative effect of accounting change	$0.19	$0.02	$0.21	$0.75	$0.01	$0.76
Net income per share	$0.19	$0.02	$0.21	$0.75	$0.01	$0.76
DILUTED EARNINGS PER SHARE:
Income before cumulative effect of accounting change	$0.18	$0.02	$0.20	$0.71	$0.02	$0.73
Net income per share	$0.18	$0.02	$0.20	$0.71	$0.02	$0.73

The following is a comparison of the previously reported and restated amounts for the affected line items of the Consolidated Balance Sheets:

	September 30, 2004
	As Previously Reported	Adjustments	As Restated

PROPERTY AND EQUIPMENT, Net – full-cost method of accounting for oil and natural gas properties (including unproved costs of $9.1 million at September 30, 2004)	$124,407,453	$(5,731,109)	$118,676,344
DEFERRED TAX ASSET	789,612	(119,652)	669,960
TOTAL ASSETS	145,686,006	(5,850,761)	139,835,245

Accrued liabilities	23,761,443	(6,044,103)	17,717,340
Total current liabilities	26,454,822	(6,044,103)	20,410,719
Total liabilities	50,163,533	(6,044,103)	44,119,430
Retained earnings	16,595,426	193,342	16,788,768
Total stockholders’ equity	95,522,473	193,342	95,715,815
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	145,686,006	(5,850,761)	139,835,245

The following is a comparison of the previously reported and restated amounts for the affected line items of the Consolidated Statements of Cash Flows:

	Nine Months Ended September 30, 2004
	As Previously Reported	Adjustments	As Restated
Net income	$9,628,869	$193,342	$9,822,211

Deferred income taxes	5,239,675	119,652	5,359,327
Depletion, depreciation, amortization and accretion	15,830,248	(312,994)	15,517,254
Increase (decrease) in accrued liabilities	12,388,677	(6,044,103)	6,344,574
Net cash provided by operating activities	40,486,751	(6,044,103)	34,442,648
Oil and gas property and equipment additions	(42,111,219)	6,044,103	(36,067,116)
Net cash flow used in investing activities	(42,066,219)	6,044,103	(36,022,116)

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Stock-Based Compensation - The Company accounts for stock compensation plans under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  No compensation expense is recognized for stock options that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.  As allowed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has continued to apply APB Opinion No. 25 for purposes of determining net income.  In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-

Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

Had compensation expense for stock-based compensation been determined based on the fair value at the date of grant, the Company’s net income and earnings per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income as reported	$2,682,894	$1,690,836	$9,822,211	$3,805,169
Add:
Stock-based employee compensation expense included in reported net income, net of related income tax	(6,700)	—	1,072,030	—
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax	(106,092)	(53,769)	(314,380)	(168,030)
Pro forma net income	$2,570,102	$1,637,067	$10,579,861	$3,637,139

Earnings Per Share:
Basic – as reported	$0.21	$0.18	$0.76	$0.40
Basic – pro forma	$0.20	$0.17	$0.82	$0.38

Diluted – as reported	$0.20	$0.17	$0.73	$0.39
Diluted – pro forma	$0.19	$0.17	$0.78	$0.38

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

Reclassifications - Certain reclassifications of prior period statements have been made to conform to current reporting practices.

3. LONG TERM DEBT

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

4.              SHELF REGISTRATION STATEMENT

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

5.          EARNINGS PER SHARE

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

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per common share computations, in accordance with SFAS No. 128, for the three-month and nine-month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$2,682,894	12,999,659	$0.21	$1,690,836	9,523,648	$0.18
Effect of dilutive securities:
Restricted stock	—	156,310	—	—	112,451	—
Common stock options		512,573	(0.01)		183,756	(0.01)
Warrants	—	—	—	—	49,524	—
Diluted EPS
Income available to common stockholders	$2,682,894	13,668,542	$0.20	$1,690,836	9,869,379	$0.17

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$9,822,211	12,889,109	$0.76	$3,805,169	9,488,896	$0.40
Effect of dilutive securities:
Restricted stock	—	139,223	(0.01)	—	104,912	(0.01)
Common stock options	—	478,499	(0.02)	—	104,082	—
Diluted EPS
Income available to common stockholders	$9,822,211	13,506,831	$0.73	$3,805,169	9,697,890	$0.39

6.          INCOME TAXES

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

The Company currently estimates that its effective tax rate for the year ending December 31, 2004 will be approximately 35.3%.  A provision for income taxes of $5.4 million and $2.3 million was reported for the nine months ended September 30, 2004 and 2003, respectively. The Company was not required to pay income taxes in 2003 or 2002 because of the utilization of net operating loss carryforwards.

7.          SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

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

8.          HEDGING AND DERIVATIVE ACTIVITIES

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

A portion of the oil collar that extends into the fourth quarter of 2005 was classified as long term and the remaining contracts were classified as current based on the maturity of the contracts. The outstanding derivatives and hedges at September 30, 2004 and December 31, 2003 impacting the balance sheet were as follows:

							Unrealized Hedging Gains (Losses) As of
Transaction Date	Transaction Type		Beginning	Ending	Price Per Unit	Volumes Per Day	September 30, 2004	December 31, 2003
Natural Gas:
12/03	Natural Gas Collar	(1)	01/01/04	03/31/04	$4.50-$7.05	5,000	$—	$37,688
08/03	Natural Gas Collar	(1) (2)	040/1/04	09/30/04	$4.50-$6.00	10,000	—	42,996
08/03
			10/01/04	12/31/04
	Natural Gas Collar	(1) (2)	01/01/04	03/31/04	$4.50-$7.00	10,000	(346,634)	40,117
02/04	Natural Gas Collar	(1)	04/01/04	09/30/04	$4.50-$6.20	5,000	—	—
03/04	Natural Gas Collar	(1)	10/01/04	12/31/04	$4.50-$7.25	5,000	(138,163)	—
05/04	Natural Gas Collar	(1)	01/01/05	03/31/05	$5.00-$10.39	10,000	(212,843)	—
07/04	Natural Gas Collar	(1)	04/01/05	06/30/05	$5.00-$7.53	10,000	(166,387)	—
07/04	Natural Gas Collar	(1)	07/01/05	09/30/05	$5.00-$7.67	10,000	(158,025)	—
Crude Oil:
03/04	Crude Oil Collar	(3)	04/01/04	12/31/04	$30.00-$35.50	400	(620,428)	—
05/04 (08/04)	Crude Oil Collar	(3) (4)	01/01/05	12/31/05	$35.00-$40.00	200/290	(634,483)	—
							$(2,276,963)	$120,801

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

Hedges entered into after September 30, 2004 were as follows:

			Effective Dates
Transaction Date	Hedge Type		Beginning	Ending	Price Per Unit	Volume Per Day
10/04	Natural Gas Collar	(1)	1/1/05	12/31/05	$6.00-$9.52	10,000 MMBTU

(1)          The Company’s current hedging activities for natural gas were entered into on a per MMbtu delivered price           basis, Houston Ship Channel Index, with settlement for each calendar month occurring five business days           following the expiration date.

9.          MILLER EXPLORATION COMPANY MERGER

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

10.   SUBSEQUENT EVENTS

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

11.   COMMITMENTS AND CONTINGENCIES

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

This overview provides our perspective on the individual sections of MD&A, as well as helpful hints for reading these pages. Our MD&A includes the following sections:

•                  Industry and Economic Factors – a general description of value drivers of our business as well as opportunities, challenges and risks related to the oil and gas industry.

•                  Approach to the Business – additional information regarding our approach and strategy.

•                  Mergers & Acquisitions - information about significant changes in our business structure.

•                  Outlook – additional discussion relating to management’s outlook to the future of our business.

•                  Critical Accounting Policies and Estimates – a discussion of certain accounting policies that require critical judgments and estimates.

•                  Restatement – a discussion of the restatement triggering this amended Form 10-Q.

•                  Results of Operations – an analysis of our Company’s consolidated results for the periods presented in our financial statements.

•                  Liquidity - an analysis of cash flows and uses of cash.

•                  Capital Resources – an analysis of our sources of cash and contractual obligations.

•                  Risk Management Activities –supplementary information regarding our Company’s price-risk management activities involving commodity contracts that are accounted for at fair value.

•                  Tax Matters – supplementary discussion of income tax matters.

•                  Recently Issued Accounting Pronouncements – a discussion of certain accounting pronouncements recently issued that may impact our future results.

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

Nature of Critical Estimate Item: Oil & Natural Gas Reserves - Our estimate of proved reserves is based on the quantities of oil and gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in the future years from known reservoirs under existing economic and operating conditions.  The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment.  For example, we must estimate the amount and timing of future operating costs, severance taxes, development costs, and workover costs, all of which may in fact vary considerably from actual results.  In addition, as prices and cost levels change from year to year, the economics of producing the reserves may change and therefore the estimate of proved reserves also may change.  Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves. Despite the inherent imprecision in these engineering estimates, our reserves are used throughout our financial statements.

Assumptions/Approach Used: Units-of-production method to amortize our oil and natural gas properties - The quantity of reserves could significantly impact our depletion expense. Any reduction in proved reserves without a corresponding reduction in capitalized costs will increase the depletion rate.

 “Ceiling” Test  - The full-cost method of accounting for oil and gas properties requires a quarterly calculation of a limitation on capitalized costs, often referred to as a full-cost ceiling calculation. The ceiling is the discounted present value of our estimated total proved reserves adjusted for taxes and the impact of hedges on pricing, using a 10% discount rate. To the extent that our capitalized costs (net of accumulated depletion and deferred taxes) exceed the ceiling, the excess must be written off to expense. Once incurred, this impairment of oil and gas properties is not reversible at a later date even if oil and gas prices increase. No such impairment was required in the nine months ended September 30, 2004 and 2003. This calculation of our proved reserves could significantly impact our ceiling limitation used in determining whether an impairment of our capitalized costs is necessary. The ceiling calculation dictates that prices and costs in effect as of the last day of the period are generally held constant indefinitely. Therefore, the future net revenues associated with the estimated proved reserves are not based on our assessment of future prices or costs, but rather are based on prices and costs in effect as of the end of the period. Oil and natural gas prices used in the reserve valuation at September 30, 2004 were $29.78 per barrel and $6.80 per MMBtu.

Effect if different assumptions used: Units-of-production method to amortize our oil and natural gas properties - A 10% decrease in reserves would have increased our depletion expense for the quarter by 11%; however, a 10% increase in our reserves would have decreased our depletion expense for the quarter by 8%.

“Ceiling” limitation test  - The most likely factor to contribute to a ceiling test impairment is the price used to calculate the reserve limitation threshold. A significant reduction in the prices at a future measurement date could trigger a full-cost ceiling impairment. At September 30, 2004, we had a cushion (i.e. the excess of the ceiling over our capitalized costs) of $75.4 million. A 10% decrease in prices used would have decreased our cushion by 23%, but a 10% increase in prices would have increased our cushion by 13%. Our hedging program would serve to mitigate some of the impact of any price decline. Our hedges did not impact the ceiling test this quarter, and would not have if the price was 10% lower as these prices were within the collars, but had we increased the price by 10% the price would have exceeded our hedge caps and therefore resulted in a decrease in the ceiling of $0.5 million. Another likely factor to contribute to a ceiling test impairment is a revised estimate of reserves. A 10% decrease in reserve volume would have decreased our cushion by 23% and a 10% increase in reserve volumes would have increased our cushion by 14%.

Nature of Critical Estimate Item: Unproved Property Impairment - We have elected to use the full-cost method to account for our oil and gas activities. Investments in unproved properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs.  Unproved properties are evaluated quarterly for impairment on a property-by-property basis.  If the results of an assessment indicate that an unproved property is impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized.

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

Effect if different assumptions used: A 10% increase or decrease in the unproved property balance (i.e. transfer to full-cost pool) would have increased or decreased our depletion expense by approximately 2% for the quarter ended September 30, 2004.

Nature of Critical Estimate Item: Asset Retirement Obligations - We have certain obligations to remove tangible equipment and restore land at the end of oil and gas production operations.  Our removal and restoration obligations are primarily associated with plugging and abandoning wells. Previously, the costs associated with this activity were capitalized to the full-cost pool and charged to income through depletion. We adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” effective January 1, 2003, as discussed in Note 2 to our Consolidated Financial Statements.  SFAS No. 143 significantly changed the method of accruing for costs an entity is legally obligated to incur related to the retirement of fixed assets (“asset retirement obligations” or “ARO”).  Primarily, the new statement requires us to estimate asset retirement costs for all of our assets, inflation adjust those costs to the forecast abandonment date, discount that amount using a credit-adjusted-risk-free rate back to the date we acquired the asset or obligation to retire the asset and record an ARO liability in that amount with a corresponding addition to our asset value. We then accrete the liability quarterly using the period-end effective credit-adjusted-risk-free rate. As new wells are drilled or purchased, their initial asset retirement cost and liability is calculated and recorded. Should either the estimated life or the estimated abandonment costs of a property change upon our quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using our credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost (included in the full-cost pool); therefore, abandonment costs will almost always approximate the estimate. When wells are sold the related liability and asset costs are removed from the Balance Sheet.

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

Nature of Critical Estimate Item: Income Taxes - In accordance with the accounting for income taxes under SFAS No. 109, we have recorded a deferred tax asset to account for the expected future tax consequences of events that have been recognized in our financial statements and our tax returns. There are several items that result in deferred tax asset impact to the balance sheet, but the largest of which is income taxes and the impact of net operating loss (“NOL”) carryforwards. We routinely assess the realizability of our NOL carryforwards that resulted from substantial income tax deductions, prior year losses and acquisitions. We consider future taxable income in making such assessments.  If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, it is reduced by a valuation allowance.

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

Nature of Critical Estimate Item: Derivative & Hedging Activities - Due to the instability of oil and natural gas prices, we may enter into, from time to time, price-risk management transactions (e.g., swaps, collars and floors) for a portion of our oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from commodity price fluctuations. While all of these transactions are economic hedges of price risk, different accounting treatment may apply depending on if they qualify for cash flow hedge accounting. In accordance with SFAS No. 133, all transactions are recorded on the balance sheet at fair value.

Hedge Contracts - We formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used for hedging are expected to be highly effective in offsetting changes in cash flows of the hedged transactions.  In the event it is determined that the use of a particular derivative may not be or has ceased to be effective in pursuing a hedging strategy, hedge accounting is discontinued prospectively. The ongoing measurement of effectiveness determines whether the change in fair value is deferred through other comprehensive income (“OCI”) on the balance sheet or recorded immediately in revenue on the income statement. The effective portion of the changes in the fair value of hedge contracts is recorded initially in OCI. When the hedged production is sold, the realized gains and losses on the hedge contracts are removed from OCI and recorded in revenue. Ineffective portions of the changes in the fair value of the hedge contracts are recognized in revenue as they occur. While the hedge contract is outstanding, the ineffective gain or loss may increase or decrease until settlement of the contract.

Derivative Contracts - For transactions not accounted for using cash flow hedge accounting, the change in the fair value of the derivative contract is reflected in revenue immediately, i.e. not deferred through OCI, and there is no measurement of effectiveness.

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

Restatement

In March 2005, prior to filing the annual financial statements for 2004, we discovered an error in a consolidating financial statements spreadsheet application used to eliminate intercompany balances. The revisions set forth in this Amendment No. 1 stem from an intercompany balance that was not eliminated in such application, but instead was inadvertently recorded to Property and Equipment causing property balances to be overstated. This error relates to a change in accounting processes that occurred during the second quarter of 2004 and therefore prior year results were not affected. Also, second quarter results were not materially affected, so no change has been made to second quarter financial statements. This error in the property balance also impacted our computation of depletion expense and therefore operating expenses, operating income, income tax expense, net income and earnings per share.  Accordingly, we have restated our consolidated balance sheet, income statement, statement of stockholder’s equity and statement of cash flows in the Form 10-Q to reflect these revisions (see Note 1 to our consolidated financial statements for a reconciliation of our restated results to previously reported results).  Management has concluded, based on the circumstances involving the spreadsheet error discussed above, that as of December 31, 2004, a material weakness in internal control over financial reporting existed with respect to the design of the Company’s controls over the elimination of intercompany balances and transactions.  See ITEM 4. “CONTROLS AND PROCEDURES.”

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

The following table summarizes volume and price information with respect to our oil and gas production for the three-month periods ended September 30, 2004 and 2003:

			2004 Period Compared to 2003 Period
	Three Months Ended September 30,		Increase	% Increase
	2004	2003	(Decrease)	(Decrease)
Production Volumes:
Natural gas (Mcf)	2,077,791	1,717,559	360,232	21%
Natural gas liquids (Bbls)	63,857	49,308	14,549	30%
Oil and condensate (Bbls)	56,415	29,918	26,497	89%
Natural gas equivalent (Mcfe)	2,799,423	2,192,915	606,508	28%
Average Sales Price:
Natural gas ($ per Mcf)(1)	$5.74	$4.84	$0.89	18%
Natural gas liquids ($ per Bbl)	$16.27	$10.05	$6.22	62%
Oil and condensate ($ per Bbl)(1)	$39.17	$30.18	$8.99	30%
Natural gas equivalent ($ per Mcfe)(1)	$5.42	$4.43	$0.99	22%
Natural gas equivalent ($ per Mcfe)(2)	$4.73	$4.06	$0.67	17%
Operating Revenue:
Natural gas (1)	$11,933,309	$8,320,546	$3,612,763	43%
Natural gas liquids	1,038,811	495,448	543,363	110%
Oil and condensate (1)	2,209,754	903,014	1,306,740	145%
Loss on hedging and derivatives	(1,939,409)	(824,470)	(1,114,939)	(135)%
Total	$13,242,465	$8,894,538	$4,347,927	49%

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

Losses on hedging and derivatives increased 135% for the three months ended September 30, 2004 over the same period in 2003 due to the change in the fair market value of the outstanding derivative contracts as a result of volatile commodity prices and cash settlements on expiring contracts. Oil and condensate revenues were decreased by realized and unrealized losses on our oil derivatives. For the three months ended September 30, 2004 we recorded $307,437 of realized losses on oil derivatives settlements and $1.4 million of unrealized losses representing the change in the mark-to-market fair value of our outstanding oil derivative contracts. We did not apply hedge accounting to these transactions.  See Note 8 to our Consolidated Financial Statements.  These losses account for a $30.87 per barrel decrease in the realized oil price for the three months ended September 30, 2004 from $39.17 per barrel to $8.30 per barrel. There was no oil derivative activity during the three months ended September 30, 2003. Should the crude oil prices decrease from the current levels, we would realize lower revenues, but our oil derivative losses would also decrease and could possibly result in a gain position. For the three months ended September 30, 2004, we recognized $197,800 of the premium paid for a natural gas hedge entered into in 2003.  This loss decreased the effective natural gas sales price by $0.10 per Mcf.  Included within natural gas revenue for the three months ended September 30, 2003 was $824,470 representing realized losses from hedging contract settlements.  These losses decreased the effective natural gas sales price by $0.48 per Mcf for the three months ended September 30, 2003.  Should natural gas prices decrease from the current high levels, this could materially affect our revenues that are not hedged.

Costs and Operating Expenses

The table below presents a detail of our expenses for the three months ended September 30, 2004 and 2003:

			2004 Period Compared to 2003 Period
	Three Months Ended September 30,
	2004	2003	Increase (Decrease)	% Increase (Decrease)

Lease operating expenses	$1,176,732	$597,550	$579,182	97%
Severance and ad valorem taxes	891,194	561,787	329,407	59%
Depreciation, depletion, amortization and accretion:
Oil and gas property and equipment	5,002,010	3,572,173	1,429,837	40%
Other assets	103,815	140,062	(36,247)	(26)%
ARO accretion	27,627	14,799	12,828	87%
General and administrative expenses:
Deferred compensation – repriced options	(153,808)	—	(153,808)	*
Deferred compensation – restricted stock	143,500	93,604	49,896	53%
Other general and administrative expenses	1,844,062	1,157,259	686,803	59%
	9,035,132	6,137,234	2,897,898	47%
Other expense, net	50,065	120,359	(70,294)	(58)%
Total	$9,085,197	$6,257,593	$2,827,604	45%

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

Depletion, depreciation, and amortization (“DD&A”) and accretion expense for the three months ended September 30, 2004 totaled $5.1 million compared to $3.7 million for the three months ended September 30, 2003.  Depletion on our oil and natural gas properties increased 40% for the third quarter of 2004 compared to the same period of 2003 due to an increase in production levels and in the unit-of-production depletion rate from $1.63 in 2003 as compared to $1.79 in 2004. The increase in depletion expense from the higher production levels in the third quarter of 2004 as compared to the same period of 2003 resulted in an increase in expense of approximately $988,000.  The increase in rate for the third quarter of 2004 compared to 2003 added approximately $441,800 in depletion expense. Our rate has increased due to increased spending on our drilling program with disproportionate reserve additions. Depreciation of furniture and fixtures decreased 26% compared to the prior year third quarter due to several larger depreciable assets that became fully depreciated by year-end 2003 and are not currently contributing to expense. Accretion expense associated with our asset retirement obligations for the three months ended September 30, 2004 increased 87% over 2003 for the new obligations incurred from the Miller merger, South Texas property acquisition and new wells drilled.

Total G&A for the three months ended September 30, 2004 was $1.8 million, an increase of 47% compared to the prior year third quarter total of $1.3 million.  Pursuant to FIN 44 discussed in Note 2 to the consolidated financial statements, G&A costs include deferred compensation related to repriced options, deferred compensation related to restricted stock grants and other G&A costs. A FIN 44 credit of $153,808 was incurred for the three months ended September 30, 2004 compared to no activity in the comparable prior year period. Amortization related to restricted stock awards granted over the past three years totaled $143,500 and $93,604, respectively, for the three months ended September 30, 2004 and 2003. The increase relates to new grants that have occurred since 2003. Other G&A for the three months ended September 30, 2004, which does not include the deferred compensation expenses discussed above, totaled $1.8 million, a 59% increase from the comparable 2003 period total of $1.2 million.  The increase in other G&A was attributable to higher salaries and benefits, due in part to higher staffing levels, as well as higher professional fees related to Sarbanes-Oxley regulatory requirements and the costs of other work by our new independent accountants.  For the three months ended September 30, 2004 and 2003, overhead reimbursement fees reduced G&A costs by $49,716 and $30,798, respectively.  Capitalized G&A costs further reduced other G&A by $552,070 and $571,667, respectively, for the three months ended September 30, 2004 and 2003.  Other G&A on a unit of production basis for the three months ended September 30, 2004 was $0.66 per Mcfe compared to $0.53 per Mcfe for the comparable 2003 period.

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

An income tax provision was recorded for the three months ended September 30, 2004 and 2003 of $1.5 million and $0.9 million, respectively.  The increase resulted from higher pre-tax income in 2004 as compared to 2003.

For the three months ended September 30, 2004, we had net income of $2.7 million, or $0.21 basic earnings per share and $0.20 diluted earnings per share, as compared to net income of $1.7 million, or $0.18 basic and $0.17 diluted earnings per share in the comparable 2003 period.  Basic weighted average shares outstanding increased slightly for stock option exercises for the three months ended September 30, 2004 and 2003.  The significant increase in shares outstanding between September 30, 2004 and 2003 was due primarily to the issuance of 2.6 million shares of stock in the merger with Miller in December 2003 as well as the exercise of stock options and warrants and the vesting and issuance of restricted stock during the fourth quarter 2003 and first nine months of 2004.

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

The following table summarizes volume and price information with respect to our oil and gas production for the nine-month periods ended September 30, 2004 and 2003:

			2004 Period Compared to 2003 Period
	Nine Months Ended September 30,
	2004	2003	Increase (Decrease)	% Increase (Decrease)
Production Volumes:
Natural gas (Mcf)	6,797,836	4,195,998	2,601,838	62%
Natural gas liquids (Bbls)	190,944	131,629	59,315	45%
Oil and condensate (Bbls)	156,075	84,744	71,331	84%
Natural gas equivalent (Mcfe)	8,879,950	5,494,236	3,385,714	62%
Average Sales Price:
Natural gas ($ per Mcf)(1)	$5.67	$5.59	$0.08	1%
Natural gas liquids ($ per Bbl)	$15.40	$12.88	$2.52	20%
Oil and condensate ($ per Bbl)(1)	$36.70	$32.47	$4.23	13%
Natural gas equivalent ($ per Mcfe)(1)	$5.32	$5.08	$0.24	5%
Natural gas equivalent ($ per Mcfe)(2)	$5.06	$4.32	$0.74	17%
Operating Revenue:
Natural gas (1)	$38,535,571	$23,440,741	$15,094,830	64%
Natural gas liquids	2,939,992	1,695,787	1,244,205	73%
Oil and condensate (1)	5,728,237	2,751,525	2,976,712	108%
Loss on hedging and derivatives	(2,299,274)	(4,160,350)	1,861,076	45%
Total	$44,904,526	$23,727,703	$21,176,823	89%

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

Losses on hedging and derivatives decreased 45% for the nine months ended September 30, 2004 over the same period in 2003 due to the change in fair market value of our outstanding derivative contracts as a result of volatile commodity prices and cash settlements on expiring contracts. For the nine months ended September 30, 2004, we realized natural gas hedge losses of $222,000.  In addition, we recognized $411,650 of the premium paid for a hedge entered into in 2003.  These losses decreased the effective natural gas sales price by $0.09 per Mcf. Included within natural gas revenue for the nine months ended September 30, 2003 was $4.2 million representing realized losses from hedging activity.  These losses decreased the effective natural gas sales price by $0.99 per Mcf for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, we realized crude oil derivative losses of $410,713. In addition, we recorded mark-to-market unrealized losses on the change in fair value of the outstanding oil derivative contracts of $1.3 million for the nine months ended September 30, 2004 as compared to none in 2003. We did not apply hedge accounting to these transactions.  See Note 8 to our Consolidated Financial Statements. The net loss related to the oil collars decreased the average price per barrel by $10.67.  Should the crude oil prices decrease from the current highs, we would realize lower revenues, but our oil derivative losses would also decrease and could possibly result in a gain position.

Costs and Operating Expenses

The table below presents a detail of our expenses for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30,		2004 Period Compared to 2003 Period
	2004	2003	Increase (Decrease)	% Increase (Decrease)

Lease operating expenses	$3,601,898	$1,743,352	$1,858,546	107%
Severance and ad valorem taxes	3,146,116	1,602,846	1,543,270	96%
Depreciation, depletion, amortization and accretion:
Oil and gas property and equipment	15,154,311	8,803,799	6,350,512	72%
Other assets	282,815	485,792	(202,977)	(42)%
ARO accretion	80,128	44,652	35,476	79%
General and administrative expenses:
Deferred compensation – repriced options	1,294,677	—	1,294,677	*
Deferred compensation – restricted stock	354,600	270,043	84,557	31%
Other general and administrative expenses	5,476,342	3,844,277	1,632,065	42%
	29,390,887	16,794,761	12,596,126	75%
Other expense, net	332,101	456,646	(124,545)	(27)%
Total	$29,722,988	$17,251,407	$12,471,581	72%

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

Depletion, depreciation, and amortization (“DD&A”) and accretion expense for the nine months ended September 30, 2004 totaled $15.5 million compared to $9.3 million for the same period in 2003.  Depletion on our oil and natural gas properties increased 72% for the first nine months of 2004 compared to the same period of 2003. Depletion expense on a unit of production basis for the nine months ended September 30, 2004 was $1.71 per Mcfe, compared to a 2003 rate of $1.60 per Mcfe for the same period.  The increase in depletion expense was due primarily to the higher production levels in the first nine months of 2004 as compared to the same period of 2003.  Depreciation of furniture and fixtures for the nine months ended September 30, 2004 decreased 42% compared to the prior year. In the first quarter of 2003, we moved offices resulting in accelerated depreciation of leasehold costs associated with our prior office building lease.  We recorded accretion expense associated with our asset retirement obligation for the nine months ended September 30, 2004 with an increase of 79% over the comparable 2003 period due to the new obligations incurred for the acquisition, merger and new wells drilled since then.

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

An income tax provision was recorded for the nine months ended September 30, 2004 and 2003 of $5.4 million and $2.3 million, respectively. The increase is primarily due to the increase in pre-tax income. As of December 31, 2003, we had estimated cumulative NOL carryforwards for federal income tax purposes of approximately $50.1 million, including $17.4 million of NOL carryforwards acquired in the Miller merger, that begin to expire in 2012.  Currently, we do not anticipate making federal tax payments in 2004.

Upon adoption of SFAS No. 143 on January 1, 2003, we recorded a cumulative effect of a change in accounting principal of $357,825 (net of income taxes of $192,675) to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depletion.

For the nine months ended September 30, 2004, we had net income of $9.8 million, or $0.76 basic earnings per share and $0.73 diluted earnings per share, as compared to net income of $3.8 million, or $0.40 basic and $0.39 diluted earnings per share in the comparable 2003 period.  Basic weighted average shares outstanding increased from approximately 9.5 million for the nine months ended September 30, 2003 to 12.9 million in the comparable 2004 period.  The increase in shares outstanding was due primarily to the issuance of stock for the acquisition of Miller in December 2003 as well as the exercise of stock options, the exercise of warrants and the vesting and issuance of restricted stock during 2003 and the first nine months  2004.

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

Net Cash Provided By Operating Activities

Cash flows provided by operating activities were $34.4 million for the nine months ended September 30, 2004 compared to $16.3 million for the nine months ended September 30, 2003.  The significant increase in cash flows provided by operating activities for the nine months ended September 30, 2004 compared to 2003 was primarily due to higher oil and gas production revenue partially offset by higher operating expense.  Although fluctuations in commodity prices have been the primary reason for our short-term changes in cash flow from operating activities, increased production volumes significantly impacted us in the past few quarters.  In an effort to reduce the volatility realized on commodity prices, we enter into derivative instruments.  Due to the inflated commodity pricing for crude oil, the impact related to the derivatives to the first nine months of 2004 has been negative, as the prices have exceeded the highs we expected. We have realized the benefit of these high prices on our crude oil production, but also realized the negative impact from $410,713 of cash settlements on our crude oil derivatives. We have also realized $222,000 of cash settlements on our natural gas hedges. Overall, oil and gas production revenue increased with a 62% increase in production and a 17% increase in the average price received for our production.

Net Cash Used In Investing Activities

We reinvest a substantial portion of our cash flows in our drilling, acquisition, land and geophysical activities.  As a result, we used $36.0 million in investing activities during the first nine months of 2004.  Capital expenditures of $32.9 million were attributable to the drilling of 30 gross wells, 23 of which were successful, including 2, which were being tested at quarter end. Leasehold acquisitions, including seismic data and other geological and geophysical expenditures totaled $2.6 million and acquisition costs totaled $0.1 million for the nine months ended September 30, 2004.  The remaining capital expenditures were associated with computer hardware and office equipment.  Proceeds from the sale of oil and gas properties totaled $45,000 during the first nine months of 2004.  During the nine months ended September 30, 2003, we used $25.2 million in investing activities.  Capital expenditures of $25.5 million for the nine months ended September 30, 2003, were partially offset by $330,096 in proceeds from the sale of interests in certain oil and gas properties, including the sale of our interest in the Essex I and Essex II joint ventures.

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

During 2003 and 2004, the rise in our stock price contributed to significant exercise of warrants and stock options, from which we have realized increased cash flows from financing activities. During November and December of 2003, we issued 375,000 shares of common stock in connection with the exercise of warrants that resulted in proceeds to us of approximately $2.0 million.  As of December 31, 2003, 45,000 of the warrants were outstanding.  On March 2, 2004, Mr. Elias, our Chairman and Chief Executive Officer, exercised the remaining warrants for 45,000 shares of common stock, which resulted in  proceeds to us of approximately $241,000. Increased activity in stock option and warrant exercises has also resulted in proceeds to us of approximately $1.9 million for the nine months ended September 30, 2004. We typically do not rely on proceeds from the exercise of warrants and stock options to sustain our business as they are unpredictable events.

We had cash and cash equivalents at September 30, 2004 of $2.5 million consisting primarily of short-term money market investments, as compared to $1.3 million at December 31, 2003.  Working capital was ($240,810) million as of September 30, 2004, as compared to $0.9 million at December 31, 2003.  Available borrowing capacity under our facility was $23.0 million at September 30, 2004 and we had $150 million remaining under our shelf registration statement (see discussion below).

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

Risk Management Activities – Derivatives & Hedging

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

In the normal course of business we enter into hedging transactions, including commodity price collars, swaps and floors to mitigate our exposure to commodity price movements, but not for trading or speculative purposes.   During 2003, due to the instability of prices and to achieve a more predictable cash flow, we put in place two natural gas collars for a portion of our 2004 production. During the first nine months of 2004, we put in place five additional natural gas collars and two crude oil collars covering 2004 and 2005 production. Please refer to Note 8 to our consolidated financial statements. While the use of these arrangements may limit the benefit to us of increases in the price of oil and natural gas, it also limits the downside risk of adverse price movements.  The following is a list of contracts outstanding during the nine months ended September 30, 2004

Transaction Date	Transaction Type		Beginning	Ending	Price Per Unit	Volumes Per Day
Natural Gas:
12/03	Natural Gas Collar	(1)	01/01/04	03/31/04	$4.50-$7.05	5,000
08/03	Natural Gas Collar	(1) (2)	04/01/04	09/30/04	$4.50-$6.00	10,000

			01/01/04	03/31/04
08/03	Natural Gas Collar	(1) (2)	10/01/04	12/31/04	$4.50-$7.00	10,000
02/04	Natural Gas Collar	(1)	04/01/04	09/30/04	$4.50-$6.20	5,000
03/04	Natural Gas Collar	(1)	10/01/04	12/31/04	$4.50-$7.25	5,000
05/04	Natural Gas Collar	(1)	01/01/05	03/31/05	$5.00-$10.39	10,000
07/04	Natural Gas Collar	(1)	04/01/05	06/30/05	$5.00-$7.53	10,000
07/04	Natural Gas Collar	(1)	07/01/05	09/30/05	$5.00-$7.67	10,000

Crude Oil:
03/04	Crude Oil Collar	(3)	04/01/04	12/31/04	$30.00-$35.50	400
05/04(08/04)	Crude Oil Collar	(3) (4)	01/01/05	12/31/05	$35.00-$40.00	200/290

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In March 2005, we discovered an error in a spreadsheet application, which was designed to eliminate intercompany balances. As a result of the error, amounts accumulated in the property account for one subsidiary were also included as an accrued capital expenditure by another subsidiary and inadvertently not eliminated in consolidation. This caused property balances to be overstated.  This error in the property balance also impacted our computation of depletion expense and therefore operating expenses, operating income, income tax expense, net income and earnings per share.  As a result of the error, we are restating our September 30, 2004 financial statements and other disclosures, as reflected in this Amendment No. 1 to our Form 10-Q for the quarterly period ended September 30, 2004.  The error arose as a result of a change in accounting processes that occurred during the second quarter of 2004 and therefore prior year results were not affected and second quarter 2004 results were not materially affected.  In January 2005, we effectively corrected the problem by re-instituting the accounting process we had used prior to the second quarter of 2004.  Management has concluded, based on the circumstances involving the spreadsheet error discussed above, that as of December 31, 2004, a material weakness in internal control over financial reporting existed with respect to the design of the Company’s controls over the elimination of intercompany balances and transactions.

In light of our decision to restate the financial statements and the identification of a material weakness, we carried out an evaluation in accordance with Exchange Act Rules 13a-15 and 15d-15 and under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, due to the material weakness discussed above, our disclosure controls and procedures were not effective as of September 30, 2004.

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

Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds	None
Item 3 - Defaults Upon Senior Securities	None
Item 4 - Submission of Matters to a Vote of Security Holders	None
Item 5 - Other Information	None

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

+10.9	—	Incentive Plan of Edge Petroleum Corporation as Amended and Restated Effective as of June 1, 2004.

10.10	—

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

+10.12	—	Form of Director’s Restricted Stock Award Agreement under the Incentive Plan of Edge Petroleum Corporation.

10.13	—

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

+ Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGE PETROLEUM CORPORATION,
A DELAWARE CORPORATION
(REGISTRANT)

Date March 16, 2005	/s/ John W. Elias
John W. Elias
Chief Executive Officer and
Chairman of the Board

Date March 16, 2005	/s/ Michael G. Long
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

+10.9	—	Incentive Plan of Edge Petroleum Corporation as Amended and Restated Effective as of June 1, 2004.

10.10	—

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

+10.12	—	Form of Director’s Restricted Stock Award Agreement under the Incentive Plan of Edge Petroleum Corporation.

10.13	—

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

+ Previously filed.