Form 10-K/A
period 2004-12-31
EDGE PETROLEUM CORP
filed 2005-04-20
CIK 1021010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 Amendment No. 1 to Form 10-K filed March 16, 2005

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Form 10-K of Edge Petroleum Corporation (“Edge”, the “Company”, “we”, “our”, or “us”) for the year ended December 31, 2004 (the “Form 10-K”), which was originally filed on March 16, 2005, is being filed to include Management’s Annual Report on Internal Controls over Financial Reporting and our Independent Registered Public Accounting Firm’s Assessment of that report. ITEM 9A. “CONTROLS AND PROCEDURES” has been amended to include these reports and Item 15 has been amended to reflect the filing of the relevant exhibits with this Amendment and no other sections were affected. This Amendment is filed pursuant to Securities and Exchange Commission Release No. 34-50754, which provides an extension for the filing of these items.

This Amendment does not affect the original financial statements or footnotes as originally filed. This amendment does not reflect events occurring after the original filing of the Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments as described above and set forth below.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  As described below under Management’s Annual Report on Internal Control over Financial Reporting, we identified a material weakness in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K/A, the Company’s disclosure controls and procedures were not effective.

In light of this material weakness, in preparing its financial statements as of and for the fiscal year ended December 31, 2004, the Company performed additional analyses and other post-closing procedures pertaining to the elimination of intercompany transactions in an effort to ensure the Company’s consolidated financial statements included in our Annual Report on Form 10-K, as originally filed, for the fiscal year ended December 31, 2004 have been prepared in accordance with generally accepted accounting principles. We also filed Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004 to restate our September 30, 2004 financial statements for the correction of this error and corrected the earnings release for December 31, 2004. Additionally, during the first quarter of 2005, we implemented additional controls and procedures, as discussed below in paragraph (d) of this Item 9A, that we believe remediate the weakness. BDO Seidman, LLP’s audit report, dated March 14, 2005, expressed an unqualified opinion on our consolidated financial statements and its assessment of Management’s Annual Report on Internal Control over Financial Reporting is included herein under paragraph (e).

(b) Management’s Annual Report on Internal Control over Financial Reporting. Management, including the Company’s CEO and CFO, has the responsibility for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act, Rule 13a-15(f).  Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate or insufficient because of changes in operating conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A control deficiency exists when the design or operation of a control does not allow management or employees, in the ordinary course of performing their assigned functions, to prevent or detect misstatements on a timely basis.  A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP, such that there is a more than remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management assessed internal control over financial reporting of the Company and subsidiaries as of December 31, 2004.  The Company’s management conducted its assessment in accordance with the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  In March 2005, management discovered an error in a spreadsheet application, which was designed to eliminate intercompany balances.  As a result of the error, amounts accumulated in the property account for one subsidiary were also included as an accrued capital expenditure by another subsidiary and inadvertently not eliminated in consolidation.  This caused property balances to be overstated.  This error in the property balance also impacted the computation of depletion expense and therefore operating expenses, operating income, income tax expense, net income and earnings per share.  As a result of the error, the Company restated the September 30, 2004 financial statements, as reflected in Amendment No. 1 to Form 10-Q for the quarterly period ended September 30, 2004 and corrected the earnings release for December 31, 2004.  The error arose as a result of a change in accounting processes that occurred during the second quarter of 2004 and therefore prior year results were not affected and second quarter 2004 results were not materially affected.

Management has concluded, based on the circumstances involving the error discussed above, that as of December 31, 2004, a material weakness in internal control over financial reporting existed with respect to the design of the Company’s controls over the elimination of intercompany balances and transactions.  As a result of the assessment performed and the material weakness noted, management has concluded that the internal control over financial reporting was not effective as of December 31, 2004.

BDO Seidman, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements, has issued its own attestation report on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, which is filed herewith.

(c) Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As described above in paragraph (b) of Item 9A under Management’s Annual Report on Internal Control over Financial Reporting, the Company identified a material weakness in the Company’s internal control over financial reporting and, as described below in paragraph (d) of this Item 9A, the Company made changes to its internal control over financial reporting during the first quarter of 2005 that we believe remediate such weakness.

(d) Remediation of the Material Weakness in Internal Control over Financial Reporting.  As described above, management’s assessment of its internal control over financial reporting identified a material weakness in the Company’s internal control over financial reporting related to the Company’s elimination of intercompany transactions. Specifically, in 2004, an error of approximately $6.0 million overstated property at September 30, 2004 and December 31, 2004 and as a result, the calculation of depletion expense and income tax expense were also overstated causing net income and earnings per share to be understated. This error arose as a result of a change in an accounting process that occurred during the second quarter of 2004. The change in process was made in order to meet our shortening reporting deadlines with our then-existing staffing level. To remediate this material weakness, in the first quarter of 2005, management effectively corrected the problem by re-instituting the accounting process we had used prior to the second quarter of 2004. We were able to re-institute the old method as a result of increasing our staffing levels to assist with the closing of our financial statements.

Management believes that these actions will strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and will remediate the material weakness that the Company identified in its internal control over financial reporting as of December 31, 2004. We have discussed this material weakness and our remediation steps with our Audit Committee.

(e) Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Edge Petroleum Corporation

Houston, Texas

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting appearing under Item 9A, that Edge Petroleum Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management of Edge Petroleum Corporation is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. An error was identified in a spreadsheet application, which was designed to eliminate intercompany balances.  As a result of the error, amounts accumulated in the property account for one subsidiary were also included as an accrued capital expenditure by another subsidiary and did not eliminate in consolidation.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 14, 2005 on those financial statements.

In our opinion, management’s assessment that Edge Petroleum Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO.   Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Edge Petroleum Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We do not express an opinion or any other form of assurance on management’s statement referring to the effectiveness of the process re-instituted to remediate the material weakness.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

Houston, Texas

April 14, 2005

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:
	1.	Financial Statements: See Index to the Consolidated Financial Statements and Supplementary Information immediately following the signature page of the Form 10-K as originally filed.

	2.	Financial Statement Schedule: See Index to the Consolidated Financial Statements and Supplementary Information immediately following the signature page of the Form 10-K as originally filed.

(b)	Exhibits: The following documents are filed as exhibits to this report:
	2.1	—

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

**†10.12	—	Summary of Compensation of Non-Employee Directors.

**†10.13	—	Salaries and Other Compensation of Executive Officers.

**†10.14	—	Description of 2004 Bonus Program for Executive Officers.

**21.1	—	Subsidiaries of the Company.

**23.1	—	Consent of BDO Seidman, LLP.

**23.2	—	Consent of Ryder Scott Company.

**23.3	—	Consent of W. D. Von Gonten & Co.

*23.4	—	Consent of BDO Seidman, LLP.

**31.1	—	Certification by John W. Elias, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	—	Certification by Michael G. Long, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	—	Certification by John W. Elias, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.4	—	Certification by Michael G. Long, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	—	Certification by John W. Elias, Chief Executive Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	—	Certification by Michael G. Long, Chief Financial Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**99.1	—	Summary of Reserve Report of Ryder Scott Company Petroleum Engineers as of December 31, 2004.

**99.2	—	Summary of Reserve Report of W. D. Von Gonten & Co. Petroleum Engineers as of December 31, 2004.

* Filed herewith.

** Previously filed with original Form 10-K on March 16, 2005.

† Denotes management or compensatory contract, arrangement or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Edge Petroleum Corporation
Date: April 20, 2005
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

**†10.12	—	Summary of Compensation of Non-Employee Directors.

**†10.13	—	Salaries and Other Compensation of Executive Officers.

**†10.14	—	Description of 2004 Bonus Program for Executive Officers.

**21.1	—	Subsidiaries of the Company.

**23.1	—	Consent of BDO Seidman, LLP.

**23.2	—	Consent of Ryder Scott Company.

**23.3	—	Consent of W.D. Von Gonten & Co.

*23.4	—	Consent of BDO Seidman, LLP.

**31.1	—	Certification by John W. Elias, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	—	Certification by Michael G. Long, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	—	Certification by John W. Elias, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.4	—	Certification by Michael G. Long, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	—

Certification by John W. Elias, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

**32.2	—

Certification by Michael G. Long, Chief Financial and Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

** 99.1	—	Summary of Reserve Report of Ryder Scott Company Petroleum Engineers as of December 31, 2004.

**99.2	—	Summary of Reserve Report of W. D. Von Gonten & Co. Petroleum Engineers as of December 31, 2004.

* Filed herewith.

** Previously filed with original Form 10-K on March 16, 2005.

† Denotes management or compensatory contract, arrangement or agreement.