Form 10-Q
period 2005-06-30
EDGE PETROLEUM CORP
filed 2005-08-08
CIK 1021010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2005

Common Stock	17,138,357

EDGE PETROLEUM CORPORATION

Table of Contents

Part I. Financial Information
Item 1. Financial Statements:
Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004
Consolidated Statements of Operations for the Three and Six Months in the Periods Ended June 30, 2005 and June 30, 2004
Consolidated Statements of Other Comprehensive Income for the Three and Six Months in the Periods Ended June 30, 2005 and June 30, 2004
Consolidated Statements of Cash Flows for the Six Months in the Periods Ended June 30, 2005 and June 30, 2004
Consolidated Statements of Stockholders’ Equity as of June 30, 2005 and December 31, 2004
Notes to the Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Qualitative and Quantitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II. Other Information
Item 1. Legal Proceedings
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EDGE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,179,589	$2,267,423
Accounts receivable, trade, net of allowance of $525,248 at June 30, 2005 and December 31, 2004	14,945,716	12,756,097
Accounts receivable, joint interest owners, net of allowance of $93,000 and $82,000 at June 30, 2005 and December 31, 2004, respectively	2,559,601	5,911,073
Deferred income taxes	1,305,333	660,223
Derivative financial instruments	—	1,824,790
Other current assets	3,200,943	1,445,923

Total current assets	24,191,182	24,865,529

PROPERTY AND EQUIPMENT, Net – full cost method of accounting for oil and natural gas properties (including unproved costs of $15.9 million and $15.5 million at June 30, 2005 and December 31, 2004, respectively)	182,409,838	165,840,345

OTHER ASSETS	213,210	284,280

TOTAL ASSETS	$206,814,230	$190,990,154

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable, trade	$1,022,216	$3,141,235
Accrued liabilities	11,271,704	12,105,694
Asset retirement obligation – current portion	197,109	193,647
Derivative financial instruments	1,220,041	468,308
Total current liabilities	13,711,070	15,908,884

ASSET RETIREMENT OBLIGATION – non-current portion	2,100,472	1,995,441

DEFERRED TAX LIABILITY	8,911,769	2,618,934

LONG-TERM DEBT	13,000,000	20,000,000

Total liabilities	37,723,311	40,523,259

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 17,127,837 and 16,535,901 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	171,278	165,359
Additional paid-in capital	134,956,715	126,957,059
Retained earnings	34,028,849	22,095,807
Accumulated other comprehensive income (loss)	(65,923)	1,248,670

Total stockholders’ equity	169,090,919	150,466,895

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$206,814,230	$190,990,154

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
OIL AND NATURAL GAS REVENUE
Oil and natural gas sales	$26,228,287	$16,225,435	$50,156,976	$32,021,926
Loss on hedging and derivatives	(17,834)	(378,031)	(1,002,678)	(359,865)
Total revenue	26,210,453	15,847,404	49,154,298	31,662,061

OPERATING EXPENSES:
Oil and natural gas operating expenses	1,802,049	1,220,092	4,044,514	2,425,166
Severance and ad valorem taxes	1,784,837	1,210,208	3,651,325	2,254,922
Depletion, depreciation, amortization and accretion	8,938,998	5,141,387	17,574,627	10,383,802
General and administrative expenses:
Deferred compensation – repriced options	(90,259)	337,386	171,645	1,448,485
Deferred compensation – restricted stock	262,745	114,600	406,344	211,100
Bad debt expense	—	—	11,000	—
Other general and administrative expenses	2,357,413	1,731,453	4,836,138	3,632,280

Total operating expenses	15,055,783	9,755,126	30,695,593	20,355,755

OPERATING INCOME	11,154,670	6,092,278	18,458,705	11,306,306

OTHER INCOME AND EXPENSE:
Interest income	24,129	4,023	56,475	8,031
Interest expense, net of amounts capitalized	—	(105,405)	—	(219,683)
Amortization of deferred loan costs	(35,535)	(40,748)	(71,070)	(70,384)

INCOME BEFORE INCOME TAXES	11,143,264	5,950,148	18,444,110	11,024,270

INCOME TAX EXPENSE	(3,933,752)	(2,094,067)	(6,511,068)	(3,884,953)

NET INCOME	$7,209,512	$3,856,081	$11,933,042	$7,139,317

BASIC EARNINGS PER SHARE:	$0.42	$0.30	$0.70	$0.56

DILUTED EARNINGS PER SHARE:	$0.40	$0.28	$0.67	$0.53

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	17,120,163	12,940,504	17,081,493	12,833,226

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	17,796,443	13,588,578	17,744,965	13,412,589

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

NET INCOME	$7,209,512	$3,856,081	$11,933,042	$7,139,317

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Change in fair value of outstanding hedging and derivative instruments (1)	540,721	112,991	(647,997)	(368,047)
Reclassification of hedging and derivative losses (gains) (2)	142,622	241,773	(666,596)	155,199

Other comprehensive income (loss)	683,343	354,764	(1,314,593)	(212,848)

COMPREHENSIVE INCOME	$7,892,855	$4,210,845	$10,618,449	$6,926,469

(1) Income tax (expense) benefit	$291,157	$60,842	$(348,921)	$(198,179)

(2) Income tax (expense) benefit	$76,797	$130,186	$(358,936)	$89,828

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,933,042	$7,139,317
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on the unrealized change in fair value of derivatives	554,074	(179,261)
Loss on property	1,778	—
Deferred income taxes	6,511,068	3,884,953
Depletion, depreciation, amortization and accretion	17,574,627	10,383,802
Amortization of deferred loan costs	71,070	70,384
Deferred compensation	577,989	1,659,585
Bad debt expense	11,000	—
Changes in assets and liabilities:
Increase in accounts receivable, trade	(1,229,826)	(630,158)
(Increase) decrease in accounts receivable, joint interest owners	3,340,472	(264,742)
Increase in other assets	(1,755,020)	(946,179)
Increase (decrease) in accounts payable, trade	(2,119,019)	977,797
Increase (decrease) in accrued liabilities	(1,731,857)	1,131,301
Increase in accrued interest payable	—	20,573

Net cash provided by operating activities	33,739,398	23,247,372

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas property and equipment additions	(34,037,405)	(19,397,552)
Proceeds from the sale of oil and natural gas properties	—	40,000

Net cash used in investing activities	(34,037,405)	(19,357,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from long-term debt	3,000,000	—
Payments of long-term debt	(10,000,000)	(3,000,000)
Net proceeds from issuance of common stock	7,210,173	1,938,853
Deferred loan costs	—	(422,304)

Net cash provided by (used in) financing activities	210,173	(1,483,451)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(87,834)	2,406,369

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,267,423	1,327,081

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,179,589	$3,733,450

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	Shares	Amount
BALANCE, DECEMBER 31, 2004	16,535,901	$165,359	$126,957,059	$22,095,807	$1,248,670	$150,466,895

Issuance of common stock	591,936	5,919	7,266,180	—	—	7,272,099

Deferred compensation – restricted stock	—	—	406,344	—	—	406,344

Deferred compensation - repriced options	—	—	171,645	—	—	171,645

Change in valuation of hedging instruments	—	—	—	—	(1,314,593)	(1,314,593)

Tax benefit associated with exercise of non-qualified stock options	—	—	155,487	—	—	155,487

Net income	—	—	—	11,933,042	—	11,933,042

BALANCE, JUNE 30, 2005	17,127,837	$171,278	$134,956,715	$34,028,849	$(65,923)	$169,090,919

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein have been prepared by Edge Petroleum Corporation, a Delaware corporation (“we”, “our”, “us” or the “Company”), without audit (with the exception of the balance sheet as of December 31, 2004 which has been derived from our Annual Report on Form 10-K for the year ended December 31, 2004) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited consolidated financial statements.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.  Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

In accordance with the full-cost method of accounting, all costs associated with the exploration, development and acquisition of oil and natural gas properties, including salaries, benefits and other internal costs directly attributable to these activities are capitalized within a cost center.  The Company’s oil and natural gas properties are located within the United States of America and constitute one cost center. The Company also capitalizes interest expense on borrowed funds not in excess of the balance of our unproved property balance.  Employee related costs that are directly attributable to exploration and development activities are also capitalized.  These costs are considered to be direct costs based on the nature of their function as it relates to the exploration and development activities.

Oil and natural gas properties are amortized based on a unit-of-production method using estimates of proved reserve quantities. Oil and natural gas liquids (“NGLs”) are converted to gas equivalent basis (“Mcfe”) at the rate of one barrel equals six Mcf. Investments in unproved properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs.  Oil and natural gas properties include costs of $15.9 million and $15.5 million at June 30, 2005 and December 31, 2004, respectively, related to unproved property, which were excluded from capitalized costs being amortized. Unproved properties are evaluated quarterly, and as needed, for impairment on a property-by-property basis.  If the results of an assessment indicate that an unproved property is impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized.  In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 106, “Interaction of Statement 143 and the Full Cost Rules,” the amortizable base includes estimated future development and dismantlement costs, and restoration and abandonment costs, net of estimated salvage values.

In addition, the capitalized costs of oil and natural gas properties are subject to a “ceiling test,” whereby to the extent that such capitalized costs subject to amortization in the full-cost pool (net of accumulated depletion, depreciation and amortization, asset retirement obligations and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to expense.  Once incurred, an impairment of oil and natural gas properties is not reversible at a later date.  In accordance with SAB No.103, “Update of Codification of Staff Accounting Bulletins,” derivative instruments qualifying as cash flow hedges are included in the computation of limitation on capitalized costs.  The period-end price was between the cap and floor established by the Company’s hedge contracts at June 30, 2005 and thus no impact was included in the calculation.  Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with the Company’s quarterly and annual filings with the SEC.  No impairment related to the ceiling test was required during the six-month periods ended June 30, 2005 or 2004.

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

At January 1, 2003, the Company recorded the present value of its future Asset Retirement Obligations (“ARO”) for oil and natural gas properties and related equipment. The changes to the ARO during the periods ended June 30, 2005 and 2004 are as follows:

	Six Months Ended June 30,
	2005	2004
ARO, Beginning of Period	$2,189,088	$1,811,995
Liabilities incurred in the current period	138,883	139,737
Liabilities settled in the current period	(97,919)	(113,136)
Accretion expense	67,529	52,501
Revisions	—	—
ARO, End of Period	$2,297,581	$1,891,097

Current Portion	$197,109	$386,889
Long Term Portion	$2,100,472	$1,504,208

During the six months ended June 30, 2005, ARO liabilities incurred include 15 new well obligations and liabilities settled include six wells that were plugged.

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

Had compensation expense for stock-based compensation been determined based on the fair value at the date of grant, the Company’s net income and earnings per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income as reported	$7,209,512	$3,856,081	$11,933,042	$7,139,317
Add:
Stock-based employee compensation expense included in reported net income, net of related income tax	112,116	293,791	375,693	1,078,730
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax	(200,765)	(90,111)	(325,510)	(208,288)
Pro forma net income	$7,120,863	$4,059,761	$11,983,225	$8,009,759

Earnings Per Share:
Basic – as reported	$0.42	$0.30	$0.70	$0.56
Basic – pro forma	$0.42	$0.31	$0.70	$0.62

Diluted – as reported	$0.40	$0.28	$0.67	$0.53
Diluted – pro forma	$0.40	$0.30	$0.68	$0.60

As a result of the re-pricing in May 1999 of certain non-qualified stock options granted to our employees and directors in prior years, as well as issuing new options in conjunction with such re-pricing, we became subject to the reporting requirements of FASB Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation”. FIN 44 requires a company, among other things, to record a non-cash, pre-tax charge to deferred compensation expense if the market price of such company’s common stock at the end of a reporting period is greater than the exercise price of any re-priced stock options.  After the first such adjustment is made, each subsequent period is adjusted upward or downward, and a charge or credit, as applicable, for the period is recorded.  Volatility in a company’s stock price can have a direct impact on the amount of these charges and credits from period to period, which may affect the comparability of results between periods. As of June 30, 2005, we had 159,750 of such options outstanding that were subject to these FIN 44 reporting requirements. The market price used to calculate the related charge or credit, as applicable, was $15.68 per share at June 30, 2005, as compared to $16.25 per share at March 31, 2005 and $14.66 per share at December 31, 2004. For the second quarter of 2005, we recorded a non-cash, pre-tax credit of $90,259, as compared to a non-cash, pre-tax charge of $337,386 for the second quarter of 2004.  For the first half of 2005, we recorded a non-cash, pre-tax charge of $171,645 as compared to a non-cash, pre-tax charge of approximately $1.4 million for the same period in 2004.

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

SFAS No. 123(R) was to become effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, but on April 14, 2005, the SEC issued press release 2005-57, which amends the compliance date of SFAS No. 123(R) for fiscal years beginning after June 15, 2005. We anticipate adopting the provisions of SFAS No. 123(R) in the first quarter of 2006 using the modified prospective method for transition. Under this method we will recognize compensation expense for all stock-based awards granted or modified on or after July 1, 2005, as well as any previously granted awards that are not fully vested as of July 1, 2005. Compensation expense will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123 (see Stock-Based Compensation above). The Company expects the impact to be immaterial due to the fact that the Company has not issued options since April 2004 and there will be a minimal amount of unvested options as of our adoption date. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reflected as a financing cash flow, rather than as an operating cash flow as currently required.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”).  FIN 47 clarifies that the term, “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event that may or may not be within the control of the entity.  Even though uncertainty about the timing and/or method of settlement exists and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred generally upon acquisition, construction, or development or through the normal operation of the asset.  SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective no later than the end of reporting periods ending after December 15, 2005.  Retrospective application for interim financial information is permitted but is not required.  Early adoption of FIN 47 is encouraged.  The Company is currently evaluating what impact FIN 47 will have on its financial statements, but at this time, it does not believe that the adoption of FIN 47 will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which changes the requirements for the accounting for and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Application is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Reclassifications - Certain reclassifications of prior period statements have been made to conform to current reporting practices.

2.          LONG TERM DEBT

Effective December 31, 2003, the Company entered into a new amended and restated credit facility (the “Credit Facility”) which permits borrowings up to the lesser of (i) the borrowing base or (ii) $100 million.  Borrowings under the Credit Facility bear interest at a rate equal to prime plus 0.50% or LIBOR plus 2.25%.  At June 30, 2005, the interest rate applied to our outstanding balance was 6.00%. Commitment fees of 0.50% to 3.75% accrue on the unused portion of the borrowing base, depending on the utilization percentage, and are included as a component of interest expense. As of June 30, 2005, $13.0 million in borrowings were outstanding under the Credit Facility.

Effective December 29, 2004, the Credit Facility’s borrowing base was increased from $48.0 million to $65.0 million. The borrowing base under the Credit Facility was increased as a result of the asset acquisition that closed December 29, 2004 and drilling activities since the last redetermination. On May 31, 2005, the borrowing base was increased from $65.0 million to $70.0 million as a result of drilling activities since the last redetermination. In addition, the maturity date was extended from December 31, 2006 to December 31, 2007 and the interest rate margins were reduced from previous levels.  The Company’s available borrowing capacity under this facility was $57.0 million at June 30, 2005.

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

•                  The Working Capital ratio requires that the amount of the Company’s consolidated current assets less its consolidated current liabilities, as defined in the agreement, be at least $1.0 million. For the purposes of calculating the Working Capital ratio, current assets are adjusted for unused capacity under credit agreement and derivative financial instruments, and current liabilities are adjusted for derivative financial instruments and asset retirement obligations.

•                  The Maximum Leverage ratio requires that the ratio, as of the last day of any fiscal quarter, of (a) Total Indebtedness (as defined in the Credit Facility) as of such fiscal quarter to (b) an amount equal to consolidated EBITDAX for the two quarters then ended times two, not be greater than 3.0 to 1.0.

Consolidated EBITDAX is a component of negotiated covenants with our lender and is defined here as part of the Company’s disclosure of its covenant obligations.

3.          SHELF REGISTRATION STATEMENT

During 2004, the Company filed a $150 million shelf registration statement with the SEC, which became effective in May 2004. During the second quarter 2005, the Company filed a new registration statement that replaced the prior registration statement and increased the amount of securities registered to $390 million.  Under this shelf registration statement, the Company may issue, from time to time, any combination of debt securities, preferred stock, common stock or warrants in one or more offerings to those persons who agree to purchase our securities. Net proceeds, terms and pricing of the offering of securities issued under the shelf registration statement will be determined at the time of the offerings. The shelf registration statement does not provide assurance that the Company will or could sell any such securities. The Company’s ability to utilize the shelf registration statement for the purpose of issuing, from time to time, any combination of debt securities, preferred stock, common stock or warrants will depend upon, among other things, market conditions and the existence of investors who wish to purchase the Company’s securities at prices acceptable to the Company.

The Company completed an offering on December 21, 2004 of 3.5 million shares of its common stock under the Company’s initial shelf registration statement, which generated net proceeds of $47.8 million, before direct costs of the offering of $0.6 million. These funds were used to finance the asset acquisition that closed December 29, 2004 and fund other general corporate purposes. On January 5, 2005, the underwriters exercised their over-allotment option for an additional 525,000 shares of common stock, which generated additional net proceeds of $7.2 million. These funds were used to reduce outstanding debt. Each of these sales was made under the Company’s initial shelf registration statement. At June 30, 2005, the Company had $390 million available for issuance under its current shelf registration statement.

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

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per common share computations, in accordance with SFAS No. 128, for the three-month and six-month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$7,209,512	17,120,163	$0.42	$3,856,081	12,940,504	$0.30
Effect of dilutive securities:
Restricted stock	—	197,061	(0.01)	—	138,138	(0.01)
Common stock options	—	479,219	(0.01)	—	509,936	(0.01)
Diluted EPS
Income available to common stockholders	$7,209,512	17,796,443	$0.40	$3,856,081	13,588,578	$0.28

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$11,933,042	17,081,493	$0.70	$7,139,317	12,833,226	$0.56
Effect of dilutive securities:
Restricted stock	—	173,593	(0.01)	—	105,368	(0.01)
Common stock options	—	489,879	(0.02)	—	473,995	(0.02)
Diluted EPS
Income available to common stockholders	$11,933,042	17,744,965	$0.67	$7,139,317	13,412,589	$0.53

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

The Company currently estimates that its effective tax rate for the year ending December 31, 2005 will be approximately 35.3%.  A provision for income taxes of $6.5 million and $3.9 million was reported for the six months ended June 30, 2005 and 2004, respectively. The Company was not required to pay income taxes in 2004 or 2003 because of the generation of net operating losses from drilling activity.

6.          SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. A summary of non-cash investing and financing activities for the six months ended June 30, 2005 and 2004 is presented below:

Description	Number of Shares Issued	Fair Market Value
Six months ended June 30, 2005:
Shares issued to satisfy restricted stock grants	48,261	$481,842
Shares issued to fund the Company’s matching contribution under the Company’s 401-k plan	4,275	$61,926
Six months ended June 30, 2004:
Shares issued to satisfy restricted stock grants	56,136	$354,183
Shares issued to fund the Company’s matching contribution under the Company’s 401 (k) plan	3,360	$43,582

For the six months ended June 30, 2005 and 2004, the non-cash portion of Asset Retirement Costs was $40,964 and $26,601, respectively.  A supplemental disclosure of cash flow information related to interest for the six months ended June 30, 2005 and 2004 is presented below:

	For the Six Months Ended June 30,
	2005	2004
Cash paid during the period for:
Interest, net of amounts capitalized of $480,089 and $211,479 for the six months ended June 30, 2005 and 2004, respectively	$—	$199,109
Income taxes*	—	—

*The Company was not required to pay income taxes in 2004 or 2003.

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

For the six months ended June 30, 2005 and 2004, the Company included in revenue realized and unrealized losses of $1.0 million and $0.4 million, respectively, related to its natural gas hedges and oil derivatives. There was no ineffectiveness recognized during the six months ended June 30, 2005 or 2004.

	Six Months Ended June 30,
	2005	2004
Natural gas hedging contract settlements	$156,500	$(222,000)
Oil derivative contract settlements	(605,104)	(103,276)
Hedge premium reclassification	—	(213,850)
Oil derivative contract unrealized change in fair value	(554,074)	179,261
Gain (loss) on hedging and derivatives	$(1,002,678)	$(359,865)

The outstanding hedges at June 30, 2005 and December 31, 2004 impacting the balance sheet were as follows:

						Fair Value of Outstanding Hedging and Derivative Contracts as of
Transaction Date	Transaction Type	Beginning	Ending	Price Per Unit	Volumes Per Day	June 30, 2005	December 31, 2004 (4)
Natural Gas (1):
05/04	Collar	01/01/2005	03/31/2005	$5.00-$10.39	10,000MMbtu	$—	$92,703
07/04	Collar	04/01/2005	06/30/2005	$5.00-$7.53	10,000MMbtu	—	9,162
07/04	Collar	07/01/2005	09/30/2005	$5.00-$7.67	10,000MMbtu	(76,232)	(41,210)
10/04	Collar	01/01/2005	12/31/2005	$6.00-$9.52	10,000MMbtu	(25,187)	1,860,375
Crude Oil (2):
03/04	Collar	04/01/2004	12/31/2004	$30.00-$35.50	400Bbl	—	(96,240)
05/04 (08/04) (3)	Collar	01/01/2005	12/31/2005	$35.00-$40.00	200/290Bbl	(1,118,622)	(468,308)
						$(1,220,041)	$1,356,482

1.               The Company’s current hedging activities for natural gas were entered into on a per MMbtu delivered price basis, using the Houston Ship Channel Index, with settlement for each calendar month occurring five business days following the expiration date.

2.               Hedge accounting is not applied to the Company’s collars on crude oil, which were entered into on a per barrel delivered price basis, using the West Texas Intermediate Index, with settlement for each calendar month occurring five business days following the expiration date. The change in fair value is reflected in net revenue for the applicable period.

3.               In August 2004, the Company replaced the contract that was entered into May 2004 with a new contract that changes the volume and pricing terms. The put option is on 200 Bbl/D and the call option is on 290 Bbl/D. This transaction was completed at no additional cost to the Company.

4.               The fair value of the Company’s outstanding transactions is presented on the balance sheet by counterparty. Our counterparties net our positions with them, but we cannot present the net of the two counterparty positions because we do not have legal right of offset. Therefore one counterparty is presented in the Derivative Asset and one is presented in the Derivative Liability. At December 31, 2004 crude oil collar with a balance of ($468,308) is presented as a liability and the remaining contracts are presented as an asset. All contracts are considered current.

Hedges entered into after June 30, 2005 were as follows:

Transaction Date	Transaction Type		Effective Dates		Price Per Unit	Volumes Per Day
			Beginning	Ending
08/05	Natural Gas Collar	(1)	01/01/2006	12/31/2006	$7.00-$10.50	10,000 MMBTU

(1)                The Company’s current hedging activities for natural gas were entered into on a per MMbtu delivered price basis, Houston Ship Channel Index, with settlement for each calendar month occurring five business days following the expiration date

8.          ASSET ACQUISITION

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

The following unaudited pro forma results for the three- and six-months ended June 30, 2004 show the effect on the Company’s consolidated results of operations as if the asset acquisition had occurred on January 1, 2003 and are derived from the pro forma results as reported on Form 8-K/A filed April 5, 2005. They are the result of combining the statement of income of Edge with the statements of revenues and direct operating expenses for the acquired properties adjusted for (1) the completion of the public offering of common stock to finance the cash purchase price, (2) assumption of ARO liabilities and accretion expense for the properties acquired, (3) depletion, depreciation and amortization expense applied to the adjusted basis of the properties acquired using the purchase method of accounting, and (4) the related income tax effects of these adjustments based on the applicable statutory rates. The statements of revenues and direct operating expenses for the acquired assets exclude all other historical Contango expenses.  As a result, certain estimates and judgments were made in preparing the pro forma adjustments, including as to the incremental expenses associated with the acquired assets.  The pro forma information includes numerous assumptions, and is not necessarily indicative of future results of operations:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2004
	(unaudited) (In thousands, except per share amounts)
Revenue	$22,646	$45,009
Net income	$7,429	$13,879
Net income per common share:
Basic	$0.43	$0.82
Diluted	$0.43	$0.80

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

During the third quarter of 2004 the agent reduced the proposed franchise tax deficiency adjustment to the Company and its subsidiaries to an aggregate of $467,000. In the fourth quarter of 2004, there was an informal hearing at the local Comptroller’s Office during which the agent indicated he would formally assess the proposed deficiency.  On March 24, 2005, the Company received such deficiency assessment in the amount of $471,482, including penalty and interest. The Company responded on April 21, 2005 with a request for a formal redetermination hearing. In July 2005, the Company submitted additional documents and evidence supporting its position for the hearing. The Company intends to continue to vigorously contest the assessment through appropriate administrative levels in the Comptroller’s Office and any other available means.  Due to its intention to continue to vigorously contest the proposed adjustments, the Company has not recognized any provision for the additional franchise taxes that would result from the proposed deficiency.

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

FORWARD LOOKING STATEMENTS

The statements contained in all parts of this document, including, but not limited to, those relating to our outlook, the effects of our acquisitions, our financing plans related thereto, including any increase in our credit line, issuance of equity or debt, contribution and any other benefit of an acquisition, our ability to access the capital markets to raise additional capital, our debt-to-total capital ratio, our drilling plans and the ability to secure drilling rigs to effectuate these plans, our natural gas and oil production volumes, our 3-D project portfolio, our ability to hedge our risks, our ability to reduce our interest rates, capital expenditures and capital program, future capabilities, the sufficiency of capital resources and liquidity to support working capital and capital expenditure requirements, sufficiency, growth and reinvestment of cash flows, our ability to control the timing of our future exploration and development requirements, use of NOLs, tax rates, the outcome of litigation and audits, the impact of changes in interest rates on our estimates of asset retirement obligations, production declines, the commodity pricing environment and the state of the economy and any other statements regarding future operations, financial results, business plans, sources of liquidity and cash needs and other statements that are not historical facts are forward looking statements.  When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe,” “budgeted,” “intend,” “plan,” “potential,” “forecast,” “might,” “predict,” “should” and similar expressions are intended to be among the statements that identify forward looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to the results of and our dependence on our exploratory and development drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, our dependence on key personnel, our reliance on technological development and possible obsolescence of the technology currently used by us, the significant capital requirements of our exploration and development and technology development programs, the potential impact of government regulations and liability for environmental matters, results of litigation and audits, expansion of our capital budgets, our ability to manage our growth and achieve our business strategy, competition from larger oil and gas companies, the uncertainty of reserve information and future net revenue estimates, hedging opportunities in the future, property acquisition risks, risks relating to acquisitions and other factors detailed in our Form 10-K and other filings with the Securities and Exchange Commission (“SEC”).  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward looking statements attributable to the Company or the persons acting on its behalf are expressly qualified in their entirety by the reference to these risks and uncertainties. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

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

Industry and Economic Factors

In managing our business, we must deal with many factors inherent in our industry.  First and foremost is the fluctuation of oil and gas prices.  Historically, oil and gas markets have been cyclical and volatile with future price movements which are difficult to predict.  While our revenues are a function of both production and prices, wide swings in commodity prices have most often had the greatest impact on our results of operations. We have no way to predict those prices or to control them without losing some advantage of the upside potential. The oil and gas industry has experienced a high commodity price environment in 2005, which has positively impacted the entire industry as well as our Company.

Our operations entail significant complexities.  Advanced technologies requiring highly trained personnel are utilized in both exploration and production.  Even when the technology is properly used, we may still not know conclusively if hydrocarbons will be present or the rate at which they will be produced.  Exploration is a high-risk activity, often times resulting in no commercially productive reserves being discovered. Moreover, costs associated with operating within our industry are substantial. The recent high commodity price environment has also led to increased costs in our industry, which together with increased demand for rigs, equipment and supplies, have made it difficult at times for us to further our growth.

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

Approach to the Business

Profitable growth of our business will largely depend upon our ability to successfully find and develop new proved reserves of oil and natural gas in a cost-effective manner.  In order to achieve an overall acceptable rate of growth, we seek to maintain a prudent blend of low, moderate and higher risk exploration and development projects.  We also attempt to make selected acquisitions of oil and gas properties to augment our growth and provide future drilling opportunities.  To further mitigate risk, we have chosen to seek geologic and geographic diversification by operating in multiple basins.  We periodically hedge our exposure to volatile oil and gas prices on a portion of our production to reduce price risk. As of June 30, 2005, we had hedge contracts in place covering approximately 40% and 31% of our remaining expected 2005 natural gas and crude oil production, respectively, or approximately 33% of total production on an Mcfe basis, before any acquisitions that may occur.

Implementation of our business approach relies on our ability to fund ongoing exploration and development projects with cash flow provided by operating activities and external sources of capital. In December 2004, our Board approved a 2005 capital budget of $63 million. At our July 27, 2005 Board of Director’s meeting, a budget supplement of $13 million was approved, effectively raising our planned capital budget to $76 million. The capital budget could be further increased to accommodate an increase in wells, if and when additional drilling rigs become available. Based on current expectations for production volumes and commodity prices, we expect to fund those capital expenditures from internally generated cash from operating activities.  We do not typically include acquisitions in our budgeted capital expenditures, but expect to fund those with either borrowings under our credit facility or offerings of common stock or other securities under our shelf registration statement or other sources.

We reduced debt by a net $7.0 million in the first six months of 2005 to $13.0 million at June 30, 2005. As of that date, our debt to total capital ratio was approximately 7.1%. Also in the second quarter of 2005, we took steps to increase our shelf registration statement capacity to $390 million from approximately $90 million (see Note 3 to our consolidated financial statements), which became effective on July 1, 2005. We believe we have the financial flexibility to continue to execute our business strategies.

Acquisitions and Divestitures

Acquisitions – Acquisitions add meaningful incremental increases in reserves and production and may range in size from acquiring a working interest in non-operated producing property to an entire field or company. Unlike drilling capital, which is planned and budgeted, acquisition capital is neither budgeted nor allocated.  Specific timing of acquisitions cannot be predicted. Although we consider a wide variety of acquisitions, a significant part of our growth strategy is expected to be focused toward producing property acquisitions, which we believe have exploitable potential.  Because of our financial flexibility, we are positioned to take advantage of producing property acquisition opportunities as they may arise. In today’s high price environment, where production is providing greater cash flow and earnings to most companies, identifying quality opportunities is difficult. We believe through hard work, technical ability and creative thinking of our people, we will continue to grow through both acquisitions and drilling. Any such acquisition could involve the payment by us of a substantial amount of cash or the issuance of a substantial number of additional shares or other securities.

On December 29, 2004 we successfully completed the acquisition of oil and natural gas properties located in South Texas for a final adjusted cash purchase price of $40.1 million, before other acquisition costs of approximately $135,200. The original purchase price of $50 million was subject to adjustment for the results of operations between the July 1, 2004 effective date and the December 29, 2004 closing date, pursuant to the post-closing adjustments provision. We financed the acquisition with proceeds from a public offering of our common stock under our then current shelf registration (see Note 3 to our consolidated financial statements). The properties acquired consist of 39 non-operated producing wells with working interests ranging from approximately 41% to 75% and net revenue interests ranging from 29% to 56%. The addition of these properties increased our production and activity levels during 2005. These properties, located primarily in Jim Hogg County, Texas and producing primarily from the Queen City formation, are in a geographic area that has been one of our most active and successful areas of focus in recent years. In addition to estimated proved reserves, our technical team identified a substantial number of additional drilling locations on undeveloped acreage with attractive exploitation and exploration potential, therefore, we allocated $6 million of the purchase price to the unproved property category. We began work on these undeveloped locations during the first half of 2005.

Divestitures - We regularly review our asset base for the purpose of identifying non-core assets, the disposition of which would increase capital resources available for other activities and create organizational and operational efficiencies. While we generally do not dispose of assets solely for the purpose of reducing debt, such dispositions can have the result of furthering our objective of financial flexibility through reduced debt levels. During the six months ended June 30, 2005, there were no divestitures as compared to the first six months of 2004, during which we divested oil and natural gas properties in Louisiana generating net proceeds of $40,000.

Outlook

We expect to continue our acquisition program as we seek to further our growth. We expect our drilling program to increase from 49 wells (26.9 net) in 2004 to approximately 50 to 55 wells (26 to 29 net) in 2005. Our ability to materially increase the number of wells to be drilled beyond our original budget number is heavily dependent upon the timely access to oilfield services, particularly drilling rigs. The rig situation has delayed the drilling of several larger interest, higher impact wells causing delays in our forecasted growth in production. Our expected production volumes combined with a strong commodity-pricing environment, that if sustained, as expected for the remainder of the year, is anticipated to produce record cash flow. We initiated activities in the Fayettville and Floyd Shales that we expect to become new core areas for us.

To help protect against the possibility that commodity prices do not remain at the current levels, we have entered into several hedges covering approximately 40% of our expected natural gas production and 31% of our expected crude oil production streams for the remainder of 2005 to offset the negative impact of potential downward price movements. This equates to approximately 33% of total production on an Mcfe basis. We currently have no contracts covering periods beyond 2005, but may consider hedging opportunities in the future.

In order to manage our realized and anticipated growth, we increased our headcount from 51 employees as of December 31, 2004 to 57 employees as of June 30, 2005 and we are currently expanding our office space, resulting in increased G&A costs for 2005. We expect to continue to add to our staff levels for the remainder of 2005 in response to past and anticipated growth.

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

Nature of Critical Estimate Item: Oil & Natural Gas Reserves - Our estimate of proved reserves is based on the quantities of oil and gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions.  The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment.  For example, we must estimate the amount and timing of future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results.  In addition, as prices and cost levels change from year to year, the economics of producing the reserves may change and therefore the estimate of proved reserves also may change.  Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves. Despite the inherent imprecision in these engineering estimates, our reserves are used throughout our financial statements.

Assumptions/Approach Used: Units-of-production method to amortize our oil and natural gas properties - The quantity of reserves could significantly impact our depletion expense. Any reduction in proved reserves without a corresponding reduction in capitalized costs will increase the depletion rate.

 “Ceiling” Test  - The full-cost method of accounting for oil and gas properties requires a quarterly calculation of a limitation on capitalized costs, often referred to as a full-cost ceiling calculation. The ceiling is the discounted present value of our estimated total proved reserves adjusted for taxes and the impact of hedges on pricing, using a 10% discount rate. To the extent that our capitalized costs (net of accumulated depletion and deferred taxes) exceed the ceiling, the excess must be written off to expense. Once incurred, this impairment of oil and gas properties is not reversible at a later date even if oil and gas prices increase. No such impairment was required in the six months ended June 30, 2005 and 2004. This calculation of our proved reserves could significantly impact our ceiling limitation used in determining whether an impairment of our capitalized costs is necessary. The ceiling calculation dictates that prices and costs in effect as of the last day of the period are generally held constant indefinitely. Therefore, the future net revenues associated with the estimated proved reserves are not based on our assessment of future prices or costs, but rather are based on prices and costs in effect as of the end of the period. Oil and natural gas prices used in the reserve valuation at June 30, 2005 were $56.50 per barrel and $6.98 per MMbtu.

Effect if different assumptions used: Units-of-production method to amortize our oil and natural gas properties - A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the quarter by approximately 10%.

“Ceiling” limitation test  - The most likely factor to contribute to a ceiling test impairment is the price used to calculate the reserve limitation threshold. A significant reduction in the prices at a future measurement date could trigger a full-cost ceiling impairment. At June 30, 2005, we had a cushion (i.e. the excess of the ceiling over our capitalized costs) of $84.0 million. A 10% increase or decrease in prices used would have increased or decreased our cushion by approximately 45%. Our hedging program would serve to mitigate some of the impact of any price decline. Our hedges did not impact the ceiling test this quarter, and would not have if the price was 10% higher as these prices would be within the collars, but had we decreased the price by 10% the price would have breached our several hedge floors and therefore resulted in a minimal decrease in the ceiling of approximately $8,400. Another likely factor to contribute to a ceiling test impairment is a revised estimate of reserves. A 10% increase or decrease in reserve volume would have increased or decreased our cushion by approximately 34%.

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

Assumptions/Approach Used: At June 30, 2005, we had $15.9 million allocated to unproved property. This allocation is based on the estimation by the technical team of whether the property has potential attributable reserves. Therefore, the assessment made by our technical team of the potential reserves will determine whether costs are moved from the unproved category to the full-cost pool for depletion or whether an impairment is taken.

Effect if different assumptions used: A 10% increase or decrease in the unproved property balance (i.e. transfer to full-cost pool) would have increased or decreased our depletion expense by approximately 1% for the quarter ended June 30, 2005.

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

Effect if different assumptions used: Our independent public accounting firm assists us in applying the numerous and complicated tax law requirements. However, despite our attempt to make an accurate estimate, the ultimate utilization of our NOL carryforwards is highly dependent upon our actual production and the realization of taxable income in future periods. If we estimate that some or all of our NOL carryforwards are more likely than not going to expire or otherwise not be utilized to reduce future tax, we would record a valuation allowance to remove the benefit of those NOL carryforwards from our financial statements.

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

Derivative Contracts - For transactions not accounted for using cash flow hedge accounting, the change in the fair value of the derivative contract is reflected in revenue immediately, and not deferred through OCI, and there is no measurement of effectiveness.

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

Effect if different assumptions used: At June 30, 2005, a 10% change in the commodity price per unit, as long as the price is either above the ceiling or below the floor price, would cause the fair value total of our derivative financial instrument to increase or decrease by approximately $116,500.

Results of Operations

This section includes discussion of our results of operations for the three-month period ended June 30, 2005 as compared to the same period of the prior year.  We are an independent energy company engaged in the exploration, development, acquisition and production of oil and natural gas.  Our resources and assets are managed and our results reported as one operating segment.  We conduct our operations primarily along the onshore United States Gulf Coast, with our primary emphasis in South Texas, Mississippi, Louisiana, and southeast New Mexico.

Second Quarter 2005 Compared to the Second Quarter 2004

Revenue and Production

Total revenue increased 65% from the second quarter of 2004 to the comparable 2005 period.  For the second quarter of 2005 and 2004, our product mix contributed the following percentages of revenues and production:

	REVENUES (1)		PRODUCTION
	2005	2004	2005	2004
Natural Gas (Mcf)	80%	83%	76%	79%
Natural gas liquids (Bbls)	5%	6%	12%	12%
Crude oil (Bbl)	15%	11%	12%	9%

Total (Mcfe)	100%	100%	100%	100%

(1) Includes effect of hedging and derivative transactions.

The following table summarizes volume and price information with respect to our oil and gas production for the second quarter of 2005 and 2004:

	Three Months Ended June 30,		2005 Period Compared to 2004 Period
			$ Increase (Decrease)	% Increase (Decrease)
	2005	2004
Production Volumes:
Natural gas (Mcf)	3,082,932	2,298,064	784,868	34%
Natural gas liquids (Bbls)	83,156	57,602	25,554	44%
Oil and condensate (Bbls)	79,583	45,832	33,751	74%
Natural gas equivalent (Mcfe)	4,059,334	2,918,668	1,140,666	39%
Average Sales Price:
Natural gas ($ per Mcf)(1)	$6.76	$5.92	$0.84	14%
Natural gas liquids ($ per Bbl)	$17.15	$14.87	$2.28	15%
Oil and condensate ($ per Bbl)(1)	$49.78	$38.30	$11.48	30%
Natural gas equivalent ($ per Mcfe)(1)	$6.46	$5.56	$0.90	16%
Natural gas equivalent ($per Mcfe)(2)	$6.46	$5.43	$1.03	19%
Operating Revenue:
Natural gas (1)	$20,840,741	$13,613,310	$7,227,431	53%
Natural gas liquids	1,425,794	856,777	569,017	66%
Oil and condensate (1)	3,961,752	1,755,348	2,206,404	126%
Loss on hedging and derivatives	(17,834)	(378,031)	360,197	95%
Total	$26,210,453	$15,847,404	$10,363,049	65%

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

Natural gas revenue, excluding hedging activity, increased 53% for the three months ended June 30, 2005 over the same period in 2004 due to significantly higher production and higher realized prices. Average natural gas production increased 34% from 2.3 Bcfe in the three months ended June 30, 2004 to 3.1 Bcfe in the comparable 2005 period due to production from new wells acquired on December 29, 2004 in South Texas, new wells drilled, primarily on our Encinitas, Gato Creek, southeast New Mexico and other acquired properties, partially offset by natural declines on other properties. The overall increase in production compared to the prior year period resulted in an increase in revenue of approximately $4.6 million (based on 2004 comparable period pre-hedge prices). Excluding the effect of hedges, the average natural gas sales price for production in the three months ended June 30, 2005 was $6.76 per Mcf compared to $5.92 per Mcf for the same period in 2004.  This increase in average price received resulted in increased revenue of approximately $2.6 million (based on current year production).

Revenue from the sale of NGLs increased 66% for the three months ended June 30, 2005 over the same period in 2004. Production volumes for NGLs increased 44%, from 57.6 MBbls for the three months ended June 30, 2004 to 83.2 MBbls for the three months ended June 30, 2005 due primarily to increased production from new wells at Encinitas and Gato Creek, partially offset by natural declines on other properties. The increase in NGL production increased revenue by approximately $380,000 (based on 2004 comparable period average prices).  Higher average realized prices for the three months ended June 30, 2005 resulted in an increase in revenue of approximately $189,000 (based on current year production).  The average realized price for NGLs for the three months ended June 30, 2005 was $17.15 per barrel compared to $14.87 per barrel for the same period in 2004.

Revenue from the sale of oil and condensate, excluding derivative activity, increased 126% for the three months ended June 30, 2005 as compared to the comparable prior year period in 2004 due to higher price environment and increased production. The average realized price for oil and condensate before the derivative losses for the three months ended June 30, 2005 was $49.78 per barrel compared to $38.30 per barrel in the same period of

2004.  These higher average prices for the three months ended June 30, 2005 resulted in an increase in revenue of approximately $1.3 million (based on current year production).  Production volumes for oil and condensate increased 74% to 79.6 MBbls for the three months ended June 30, 2005 compared to 45.8 MBbls for the same prior year period due primarily to production from the properties acquired on December 29, 2004 from Contango, as well as new wells drilled on our New Mexico and other acquired properties. The increase in oil and condensate production resulted in an increase in revenue of approximately $0.9 million (based on 2004 comparable period average prices).

Losses on hedging and derivatives decreased for the three months ended June 30, 2005 over the same period in 2004 due to the change in the fair market value of the outstanding derivative contracts and cash settlements on expiring contracts. Oil and condensate revenues were reduced slightly by realized losses partially offset by unrealized gains on our oil derivatives. For the three months ended June 30, 2005, we recorded $346,590 of realized losses on oil derivatives settlements and $328,756 of unrealized gains representing the change in the mark-to-market fair value of our outstanding oil derivative contracts. We did not apply hedge accounting to these transactions. See Note 7 to our consolidated financial statements.  These net losses account for a $0.22 per barrel decrease in the realized oil price for the three months ended June 30, 2005 from $49.78 per barrel to $49.56 per barrel. Should the crude oil prices decrease from the current levels, we would realize lower revenues from the sale of our crude oil, but our oil derivative gains would also increase. The oil derivatives could also result in larger losses if the prices begin to rise again. There was no hedge impact on natural gas revenue for the three months ended June 30, 2005.  Should natural gas prices move outside the bounds of our collars, it could materially affect our revenues. At June 30, 2004 we had an unrealized gain of $133,795, representing an increase in our realized oil price of $2.92 per barrel, which was partially offset by realized losses on expiring contracts of $103,276, representing a decrease in our realized oil price of $2.25 per barrel. For the three months ended June 30, 2004, we also recognized $186,550 of the premium paid for a natural gas hedge entered into in 2003 and realized $222,000 of losses on settlements of expiring contracts. These losses decreased the effective natural gas sales price by $0.18 per Mcf.

Costs and Operating Expenses

The table below presents a detail of our expenses for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		2005 Period Compared to 2004 Period
			$ Increase (Decrease)	% Increase (Decrease)
	2005	2004

Oil and natural gas operating expenses	$1,802,049	$1,220,092	$581,957	48%
Severance and ad valorem taxes	1,784,837	1,210,208	574,629	47%
Depreciation, depletion, amortization and accretion:
Oil and gas property and equipment	8,839,703	5,023,148	3,816,555	76%
Other assets	65,152	92,023	(26,871)	(29)%
ARO accretion	34,143	26,216	7,927	30%
General and administrative:
Deferred compensation – repriced options	(90,259)	337,386	(427,645)	(127)%
Deferred compensation – restricted stock	262,745	114,600	148,145	129%
Other general and administrative	2,357,413	1,731,453	625,960	36%
	15,055,783	9,755,126	5,300,657	54%
Other expense, net	11,406	142,130	(130,724)	(92)%
Total	$15,067,189	$9,897,256	$5,169,933	52%

Oil and natural gas operating expenses are the day-to-day costs incurred to bring hydrocarbons out of the ground and to the market together with the daily costs incurred to maintain our producing properties. For the three months ended June 30, 2005 these costs increased 48% over the same period of 2004. A substantial portion of this cost increase can be attributed to our increased production. On a Mcfe basis, costs have increased 5% from $0.42 per Mcfe for the three months ended June 30, 2004 to $0.44 per Mcfe for the three months ended June 30, 2005. The December 29, 2004 acquisition of producing properties in South Texas contributed approximately 50% of the increase in costs and new wells drilled since June 30, 2004 further increased the costs for the three months ended June 30, 2005 compared to the prior year. We are experiencing increased costs due to increased demand for oil field products and services. The oil and natural gas industry tends to be cyclical in nature and the demand for goods and services of oil field companies, suppliers and others associated with the industry can put extreme pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do associated costs. When commodity prices decline, associated costs do not necessarily decline at the same rate.

Severance and ad valorem taxes for the three months ended June 30, 2005 increased 47% from the same period of 2004.  Severance tax expense for the three months ended June 30, 2005 was 46% higher than the comparable prior year period as a result of higher revenue. Our severance tax expense is levied on our oil and gas revenue dollars (excluding hedging and derivative impact), so if commodity prices remain high, we expect to continue to incur higher severance tax expense. For the three months ended June 30, 2005, severance tax expense was approximately 6.0% of revenue subject to severance taxes compared to 6.7% of revenue subject to severance taxes for the comparable 2004 period. The decrease in tax as a percent of revenue was due primarily to a shift in our revenue stream to properties with lower severance tax rates. Ad valorem tax expense for the three months ended June 30, 2005 was impacted by increased accruals for the estimated costs related to the addition of the South Texas properties acquired on December 29, 2004. On an equivalent basis, severance and ad valorem taxes averaged $0.44 per Mcfe and $0.41 per Mcfe for the three months ended June 30, 2005 and 2004, respectively.

Depletion, depreciation, and amortization (“DD&A”) represents the systematic expensing of capital costs incurred to acquire, explore and develop natural gas and crude oil, as well as maintain administrative offices to manage these activities. As a full cost company, we capitalize all costs associated with our acquisition, exploration and development efforts, and apportion these costs to each unit of production through DD&A expense. Accretion expense is the systematic accretion of future abandonment costs of our properties. For the three months ended June 30, 2005, DD&A and accretion expense totaled $8.9 million compared to $5.1 million for the same period of 2004.  Depletion on our oil and natural gas properties increased 76% for the three months ended June 30, 2005 compared to the same period of 2004 due to an increase in production levels and in the unit-of-production depletion rate from $1.72 per Mcfe for the three months ended June 30, 2004 as compared to $2.18 per Mcfe in the same period in 2005. The increase in depletion expense from the higher production levels in the three months ended June 30, 2005 as compared to the same period of 2004 resulted in an increase in expense of approximately $2.0 million. The increase in depletion rate for the three months ended June 30, 2005 compared to the same period of 2004 added approximately $1.9 million in depletion expense. Our depletion rate has increased due to increased spending on our drilling program with disproportionate reserve additions. Depreciation of furniture and fixtures for the three months ended June 30, 2005 decreased 29% compared to the same prior year period due to several larger depreciable assets that became fully depreciated by year-end 2004 and are not currently contributing to expense. Accretion expense associated with our asset retirement obligations for the three months ended June 30, 2005 increased 30% over the same prior year period for the new obligations incurred from the wells drilled and acquired since June 30, 2004.

G&A expense includes overhead, payroll and benefits of our corporate staff, costs of maintaining our headquarters, managing our production and development operations and legal compliance. We capitalize G&A expense directly related to our acquisition, exploration and development activities. Total G&A for the three months ended June 30, 2005 was $2.5 million, an increase of 16% compared to the same prior year period total of $2.2 million. Pursuant to FIN 44 discussed in Note 1 to the consolidated financial statements, G&A costs include deferred compensation related to repriced options, deferred compensation related to restricted stock grants and other G&A costs. A FIN 44 credit of $90,259 was incurred for the three months ended June 30, 2005 compared to a charge of  $337,386 in the same period of 2004. Amortization related to restricted stock awards granted over the past three years totaled $262,745 and $114,600, respectively, for the three months ended June 30, 2005 and 2004. The increase relates to new grants that have occurred since the June 30, 2004. Other G&A for the three months ended June 30, 2005, which does not include the deferred compensation expenses discussed above, totaled $2.4 million, a 36% increase from the comparable 2004 period total of $1.7 million. The increase in other G&A was attributable to higher salaries and benefits, due in part to higher staffing levels, as well as higher rent expense for additional office space, higher board of director compensation, higher franchise taxes and higher professional fees for auditors and lawyers, partially offset by reductions in fees paid to consultants for Sarbanes-Oxley implementation. For the three months ended June 30, 2005 and 2004, overhead reimbursement fees reduced G&A costs by $108,482 and $83,569, respectively. Capitalized G&A costs further reduced other G&A by $666,200 and $532,066 for the three months ended June 30, 2005 and 2004, respectively.  Other G&A on a unit of production basis for the three months ended June 30, 2005 was $0.58 per Mcfe compared to $0.59 per Mcfe for the comparable 2004 period.

Other income (expense) for the three months ended June 30, 2005 excludes interest expense because 100% of our interest expense for the quarter was capitalized as compared to only a portion being capitalized in the same 2004 period. We incurred higher interest costs for the three months ended June 30, 2005 than for the same period of 2004 due to commitment fees for borrowing base increases and fees on available funds that is a new charge associated with our credit facility in 2005, but we capitalized all of this interest expense as a result of our unproved property balance exceeding our debt balance.

	For the Three Months Ended June 30,
	2005	2004

Gross interest	$256,171	$228,329
Less: Capitalized interest	(256,171)	(122,924)
Interest expense, net	$—	$105,405

Weighted Average Debt	$11,186,813	$19,494,505

We also recorded amortization of deferred loan costs related to our amended credit facility during the three months ended June 30, 2005 and 2004, as well as interest income earned on our outstanding daily cash balances.

We are subject to state and federal income taxes and although we are currently generating taxable income for financial reporting purposes, we are not in a federal income tax paying position as a result of deducting intangible drilling costs (“IDC”) that reduce our taxable income for income tax purposes and NOL carryforwards that offset any remaining taxable income. A deferred income tax provision was recorded for the three months ended June 30, 2005 and 2004 of $3.9 million and $2.1 million, respectively. The increase resulted from higher pre-tax income in 2005 as compared to 2004.

For the three months ended June 30, 2005, we had net income of $7.2 million, or $0.42 basic earnings per share and $0.40 diluted earnings per share, as compared to net income of $3.9 million, or $0.30 basic earnings per share and $0.28 diluted earnings per share in the comparable 2004 period. Basic weighted average shares outstanding increased for the three months ended June 30, 2005 over the same period 2004 primarily due to the stock offering completed in December 2004 and the related over-allotment exercise in January 2005. We issued a total of 4,025,000 shares in these transactions.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Revenue and Production

Total revenue increased 55% from the first half of 2004 to the comparable 2005 period.  For the six months ended June 30, 2005 and 2004, our product mix contributed the following percentages of revenues and production:

	REVENUES (1)		PRODUCTION
	2005	2004	2005	2004
Natural Gas (Mcf)	80%	83%	76%	78%
Natural gas liquids (Bbls)	6%	6%	12%	12%
Crude oil (Bbl)	14%	11%	12%	10%

Total (Mcfe)	100%	100%	100%	100%

(1) Includes effect of hedging and derivative transactions.

The following table summarizes volume and price information with respect to our oil and gas production for the six-month periods ended June 30, 2005 and 2004:

	Six Months Ended June 30,		2005 Period Compared to 2004 Period
			$ Increase (Decrease)	% Increase (Decrease)
	2005	2004
Production Volumes:
Natural gas (Mcf)	6,285,166	4,720,044	1,565,122	33%
Natural gas liquids (Bbls)	167,239	127,086	40,153	32%
Oil and condensate (Bbls)	162,594	99,660	62,934	63%
Natural gas equivalent (Mcfe)	8,264,164	6,080,520	2,183,644	36%
Average Sales Price:
Natural gas ($per Mcf)(1)	$6.26	$5.64	$0.62	11%
Natural gas liquids ($per Bbl)	$17.31	$14.96	$2.35	16%
Oil and condensate ($per Bbl)(1)	$48.75	$35.30	$13.45	38%
Natural gas equivalent ($per Mcfe)(1)	$6.07	$5.27	$0.80	15%
Natural gas equivalent ($per Mcfe)(2)	$5.95	$5.21	$0.74	14%
Operating Revenue:
Natural gas (1)	$39,335,572	$26,602,261	$12,733,311	48%
Natural gas liquids	2,895,369	1,901,181	994,188	52%
Oil and condensate (1)	7,926,035	3,518,484	4,407,551	125%
Loss on hedging and derivatives	(1,002,678)	(359,865)	(642,813)	179%
Total	$49,154,298	$31,662,061	$17,492,237	55%

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

Natural gas revenue, excluding hedging activity, increased 48% for the six months ended June 30, 2005 over the same period in 2004 due to significantly higher production and higher realized prices. Average natural gas production increased 33% from 4.7 Bcfe in the six months ended June 30, 2004 to 6.3 Bcfe in the comparable 2005 period due to production from new wells acquired on December 29, 2004 in South Texas, new wells drilled, primarily on our Encinitas, Gato Creek, southeast New Mexico and other acquired properties, partially offset by natural declines on other properties. The overall increase in production compared to the prior year period resulted in an increase in revenue of approximately $8.8 million (based on 2004 comparable period pre-hedge prices).  Excluding the effect of hedges, the average natural gas sales price for production in the six months ended June 30, 2005 was $6.26 per Mcf compared to $5.64 per Mcf for the same period in 2004.  This increase in average price received resulted in increased revenue of approximately $3.9 million (based on current year production).

Revenue from the sale of NGLs increased 52% for the six months ended June 30, 2005 over the same period in 2004. Production volumes for NGLs increased 32%, from 127.1 MBbls for the six months ended June 30, 2004 to 167.2 MBbls for the six months ended June 30, 2005 due primarily to increased production from new wells at Encinitas and Gato Creek, partially offset by natural declines on our other properties. The increase in NGL production increased revenue by approximately $600,700 (based on 2004 comparable period average prices).  Higher average realized prices for the six months ended June 30, 2005 resulted in an increase in revenue of approximately $393,500 (based on current year production).  The average realized price for NGLs for the six months ended June 30, 2005 was $17.31 per barrel compared to $14.96 per barrel for the same period in 2004.

Revenue from the sale of oil and condensate, excluding derivative activity, increased 125% for the six months ended June 30, 2005 as compared to the comparable prior year period in 2004 due to higher price environment and increased production. The average realized price for oil and condensate before the derivative losses for the six months ended June 30, 2005 was $48.75 per barrel compared to $35.30 per barrel in the same period of 2004.  These higher average prices for the six months ended June 30, 2005 resulted in an increase in revenue of approximately $2.2 million (based on current year production).  Production volumes for oil and condensate increased 63% to 162.6 MBbls for the six months ended June 30, 2005 compared to 99.7 MBbls for the same prior year period due primarily to production from the properties acquired on December 29, 2004 from Contango, as well as new wells drilled on our Miller, Encinitas and Gato Creek properties. The increase in oil and condensate production resulted in an increase in revenue of approximately $2.2 million (based on 2004 comparable period average prices).

Losses on hedging and derivatives increased significantly for the six months ended June 30, 2005 over the same period in 2004 due to the change in the fair market value of the outstanding derivative contracts as a result of volatile commodity prices and cash settlements on expiring contracts. Oil and condensate revenues were decreased by realized and unrealized losses on our oil derivatives. For the six months ended June 30, 2005, we recorded $605,104 of realized losses on oil derivatives settlements and $554,074 of unrealized losses representing the change in the mark-to-market fair value of our outstanding oil derivative contracts. We did not apply hedge accounting to these transactions.  See Note 7 to our consolidated financial statements.  These losses account for a $7.13 per barrel decrease in the realized oil price for the six months ended June 30, 2005 from $48.75 per barrel to $41.62 per barrel. At June 30, 2004 we had $103,276 of realized losses on oil derivatives settlements and an unrealized gain of $179,261. This net gain represented an increase in our realized oil price of $0.77 per barrel. Should the crude oil prices decrease from the current levels, we would realize lower revenues, but our oil derivative losses would also decrease and could possibly result in a gain position. Included within natural gas revenue for the six months ended June 30, 2005 was $156,500 representing realized gains from hedging contract settlements. These gains increased the effective natural gas sales price by $0.02 per Mcf for the six months ended June 30, 2005.  Should natural gas prices continue to decrease from the current high levels, this could materially affect our revenues that are not hedged. For the six months ended June 30, 2004, we realized $222,000 of losses on gas hedge settlements and recognized $213,850 of the premium paid for a natural gas hedge entered into in 2003.  These losses decreased the effective natural gas sales price by $0.09 per Mcf.

Costs and Operating Expenses

The table below presents a detail of our expenses for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,		2005 Period Compared to 2004 Period
			$ Increase (Decrease)	% Increase (Decrease)
	2005	2004

Oil and natural gas operating expenses	$4,044,514	$2,425,166	$1,619,348	67%
Severance and ad valorem taxes	3,651,325	2,254,922	1,396,403	62%
Depreciation, depletion, amortization and accretion:
Oil and gas property and equipment	17,379,837	10,152,301	7,227,536	71%
Other assets	127,261	179,000	(51,739)	(29)%
ARO accretion	67,529	52,501	15,028	29%
General and administrative:
Deferred compensation – repriced options	171,645	1,448,485	(1,276,840)	(88)%
Deferred compensation – restricted stock	406,344	211,100	195,244	92%
Bad debt expense	11,000	—	11,000	*
Other general and administrative	4,836,138	3,632,280	1,203,858	33%
	30,695,593	20,355,755	10,339,838	51%
Other expense, net	14,595	282,036	(267,441)	(95)%
Total	$30,710,188	$20,637,791	$10,072,397	49%

*Not meaningful

Oil and natural gas operating expenses for the six months ended June 30, 2005 increased 67% over the same period of 2004. A significant portion of this cost increase can be attributed to our increased production. On a Mcfe basis, costs have increased 23% from $0.40 per Mcfe for the six months ended June 30, 2004 to $0.49 per Mcfe for the six months ended June 30, 2005. The December 29, 2004 acquisition of producing properties in South Texas contributed approximately 44% of the increase in costs and new wells drilled since June 30, 2004 further increased the costs for the six months ended June 30, 2005 compared to the prior year.  During the first half of 2005, we also recognized higher expenses attributable to the fourth quarter 2004 than originally estimated in our year-end accruals for our States, Encinitas, Gato Creek and other properties, which equated to approximately 26% of the increase in costs. We are experiencing increased costs due to increased demand for oil field products and services. The oil and natural gas industry tends to be cyclical in nature and the demand for goods and services of oil field companies, suppliers and others associated with the industry can put extreme pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do all associated costs. When commodity prices decline, associated costs do not necessarily decline at the same rate.

Severance and ad valorem taxes for the six months ended June 30, 2005 increased 62% from the same period in 2004.  Severance tax expense for the six months ended June 30, 2005 was 53% higher than the comparable prior year period as a result of higher revenue. Our severance tax expense is levied on our oil and gas revenue dollars (excluding hedging and derivative impact), so if commodity prices remain high, we expect to continue to incur higher severance tax expense. For the six months ended June 30, 2005, severance tax expense was approximately 6.1% of revenue subject to severance taxes compared to 6.4% of revenue subject to severance taxes for the comparable 2004 period. Ad valorem tax expense for the six months ended June 30, 2005 was impacted by increased accruals for the estimated costs related to the addition of the South Texas properties acquired on December 29, 2004.  On an equivalent basis, severance and ad valorem taxes averaged $0.44 per Mcfe and $0.37 per Mcfe for the six months ended June 30, 2005 and 2004, respectively.

DD&A and accretion expense for the six months ended June 30, 2005 totaled $17.6 million compared to $10.4 million for the six months ended June 30, 2004.  Depletion on our oil and natural gas properties increased 71% for the six months ended June 30, 2005 compared to the same period of 2004 due to an increase in production levels and in the unit-of-production depletion rate from $1.67 per Mcfe in the six months ended June 30,2004 as compared to $2.10 per Mcfe in the comparable 2005 period. The increase in depletion expense from the higher production levels in the six months ended June 30, 2005 as compared to the same period of 2004 resulted in an increase in expense of approximately $3.6 million. The increase in depletion rate for the six month ended June 30,2005 compared to the same prior year period added approximately $3.6 million in depletion expense. Our depletion rate has increased due to increased spending on our drilling program with disproportionate reserve additions. Depreciation of furniture and fixtures decreased 29% compared to the six months ended June 30, 2004 due to several larger depreciable assets that became fully depreciated by year-end 2004 and are not currently contributing to expense. Accretion expense associated with our asset retirement obligations for the six months ended June 30, 2005 increased 29% over the same prior year period for the new obligations incurred from the wells drilled in 2004 and 2005, as well as those South Texas properties acquired on December 29, 2004.

Total G&A for the six months ended June 30, 2005 was $5.4 million, an increase of 3% compared to the prior year six months total of $5.3 million. A FIN 44 charge of $171,645 was incurred for the six months ended June 30, 2005 compared to $1.4 million in the same period of 2004. Amortization related to restricted stock awards granted over the past three years totaled $406,344 and $211,100, respectively, for the six months ended June 30, 2005 and 2004. The increase relates to new grants that have occurred since June 30, 2004. We recorded $11,000 of bad debt expense and increased our allowance related to JIB Accounts Receivable. Other G&A for the six months ended June 30, 2005, which does not include the deferred compensation expenses discussed above, totaled $4.8 million, a 33% increase from the comparable 2004 period total of $3.6 million. The increase in other G&A was attributable to higher salaries and benefits, due in part to higher staffing levels, as well as higher rent expense for additional office space, higher board of director compensation, increased audit and Sarbanes-Oxley 404 audit fees, franchise tax expense and costs relating to strategic planning. For the six months ended June 30, 2005 and 2004, overhead reimbursement fees reduced G&A costs by $158,884 and $130,047, respectively. Capitalized G&A costs further reduced other G&A by $1,379,900 and $1,039,130 for the six months ended June 30, 2005 and 2004, respectively.  Other G&A on a unit of production basis for the six months ended June 30, 2005 was $0.59 per Mcfe compared to $0.60 per Mcfe for the comparable 2004 period.

Other income (expense) for the six months ended June 30, 2005 excludes interest expense because 100% of our interest expense for the six months ended June 30, 2005 was capitalized as compared to only a portion of interest expense in the same 2004 period. We incurred higher interest costs for the six months ended June 30, 2005 than for the same period of 2004, but we capitalized all of our expense as a result of our unproved property balance exceeding our debt balance.

	For the Six Months Ended June 30,
	2005	2004

Gross interest	$480,089	$431,162
Less: Capitalized interest	(480,089)	(211,479)
Interest expense, net	$—	$219,683

Weighted Average Debt	$11,602,210	$20,214,286

We also recorded amortization of deferred loan costs related to our amended credit facility during the six months ended June 30, 2005 and 2004, as well as interest income earned on our outstanding daily cash balances.

An income tax provision was recorded for the six months ended June 30, 2005 and 2004 of $6.5 million and $3.9 million, respectively. The increase resulted from higher pre-tax income in 2005 as compared to 2004.

For the six months ended June 30, 2005, we had net income of $11.9 million, or $0.70 basic earnings per share and $0.67 diluted earnings per share, as compared to net income of $7.1 million, or $0.56 basic earnings per share and $0.53 diluted earnings per share in the comparable 2004 period. Basic weighted average shares outstanding increased for the six months ended June 30, 2005 over the same period 2004 primarily due to the stock offering completed in December 2004 and the related over-allotment exercise in January 2005. We issued a total of 4,025,000 shares in these transactions.

Liquidity and Capital Resources

Our primary ongoing source of capital is the cash flow generated from our operating activities supplemented by borrowings under our credit facility.  Net cash generated from operating activities is a function of production volumes, commodity prices (which are inherently volatile and unpredictable), operating efficiency and capital spending. Our business, as with other extractive industries, is a depleting one in which each gas equivalent unit produced must be replaced or our business, and a critical source of our future liquidity, will shrink. Our overall existing production has a decline rate of approximately 16% per year.  Less predictable than production declines from our proved reserves is the impact of constantly changing oil and natural gas prices on cash flows and, therefore capital budgets.  We attempt to mitigate the price risk with our hedging program. Reserves and production volumes are influenced, in part, by the amount of future capital expenditures. In turn, capital expenditures are influenced by many factors including drilling results, oil and gas prices, industry conditions, availability and prices of goods and services and the extent to which oil and gas properties are acquired.

Our primary needs for cash are for exploration, development and acquisition of oil and gas properties, and the repayment of principal and interest on outstanding debt. We attempt to fund our exploration and development activities primarily through internally generated cash flows and budget capital expenditures based on projected cash flows.  We routinely adjust capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, and cash flow. We typically have funded acquisitions from borrowings under our credit facility, cash flow from operations and sales of common stock. We have historically used our credit facility to supplement any deficiencies between operating cash flow and capital expenditures.

Significant changes to working capital may also affect our liquidity in the short term. The increase in the derivative instrument liability is indicative of potential future cash settlements on our hedge positions as the months settle. The fair value of our outstanding hedge and derivative contracts is reflected on the balance sheet, and we show a liability for the positions with each of our two counterparties. The hedge and derivative financial instrument liability represents the amount by which future strip commodity prices exceed the price caps on our contracts at the balance sheet date. Should commodity prices decrease or increase, the positions would change accordingly and the unrealized losses that are reflected in revenue and other comprehensive income could possibly increase or reverse resulting in gains, respectively. When hedges and derivatives require cash settlement, the Company is receiving higher cash inflows on the sale of unhedged production at higher prices, therefore the use of those funds would adequately cover any derivative and hedge payments when they come due.

After considering the impact of these working capital changes and our forecasts of future results of operations, we believe that cash flows from operating activities, as supplemented by borrowings on our credit facility, combined with our ability to control the timing of the majority of our future exploration and development requirements will provide us with the flexibility and liquidity to meet our planned capital requirements for 2005. In addition, our credit facility had $57.0 million available at June 30, 2005 for general corporate purposes, exploratory and developmental drilling and acquisitions of oil and gas properties.

During 2004 and early 2005, we realized increased cash flows as a result of our public stock offerings and activity in stock option and warrant exercises. Most significantly was the net proceeds of $47,810,000 that we received, before direct costs of $0.6 million, from our December 2004 offering of our common stock and the related exercise of the underwriter’s over-allotment option for 525,000 additional shares of our common stock, resulting in an additional $7.2 million of net proceeds to us in January 2005. We typically do not rely on proceeds from offerings and the exercise of warrants and stock options to sustain our business as they are unpredictable events.

We had cash and cash equivalents at June 30, 2005 of $2.2 million consisting primarily of short-term money market investments, as compared to $2.3 million at December 31, 2004.  Working capital was $10.5 million as of June 30, 2005, as compared to $9.0 million at December 31, 2004. We had $13.0 million outstanding under the credit facility at June 30, 2005, which was reduced from $20.0 million at December 31, 2004 by applying the net proceeds we received from the exercise of the underwriter’s over-allotment option (see discussion above). The maturity date for the credit facility is December 31, 2007.

Net Cash Provided By Operating Activities

Cash flows provided by operating activities were $33.7 million for the six months ended June 30, 2005 compared to $23.2 million for the six months ended June 30, 2004. The increase in cash flows provided by operating activities for the six months ended June 30, 2005 compared to 2004 was primarily due to higher oil and gas production revenue partially offset by higher operating expense.  Although fluctuations in commodity prices have been the primary reason for our short-term changes in cash flow from operating activities, increased production volumes significantly impacted us in the past few quarters. In an effort to reduce the volatility realized on commodity prices, we enter into derivative instruments.  Due to the inflated market crude oil pricing, the impact related to the derivatives for the first six months of 2005 has been negative, as the prices have exceeded the highs we originally expected. We have realized the benefit of these high prices on our crude oil production, but also realized the negative impact from $605,104 of cash settlements on our crude oil derivatives. We have realized $156,500 of cash gains on our natural gas hedge settlements due to the market natural gas prices falling below our hedge floors. Overall, oil and gas production revenue increased for the six months ended June 30, 2005 as compared to the same period in 2004 with a 36% increase in production and a 14% increase in the average net price received for our production.

Net Cash Used In Investing Activities

We reinvest a substantial portion of our cash flows from operating activities in our drilling, acquisition, land and geophysical activities.  As a result, we used $34.0 million in investing activities during the first six months of 2005. Capital expenditures of $27.7 million were attributable to our drilling program. In addition to drilling that was in progress at year-end 2004, we drilled 22 gross wells during the six months ended June 30, 2005, all but one of which were successful. Leasehold acquisitions, including seismic data and other geological and geophysical expenditures totaled $4.6 million and acquisition costs totaled $1.4 million for the six months ended June 30, 2005. The remaining capital expenditures were associated with computer hardware and office equipment. During the six months ended June 30, 2004, we used $19.4 million in investing activities and we incurred capital expenditures of $16.3 million attributable to the drilling of 20 gross wells, 18 of which were successful.  Leasehold acquisitions, including seismic data and other geological and geophysical expenditures totaled $2.7 million and acquisition costs totaled $0.1 million for the six months ended June 30, 2004. The remaining capital expenditures were associated with computer hardware and office equipment.  Proceeds from the sale of oil and gas properties totaled $40,000 during the six months ended June 30, 2004.

We currently anticipate capital expenditures in 2005 to be approximately $76 million.  Approximately $52.4 million is allocated to our expected drilling and production activities; $16.7 million is allocated to land and seismic activities; $1.0 million to acquisitions and $3.4 million relates to capitalized interest and G&A and other.  We plan to fund these expenditures from expected cash flow from operations.  We do not explicitly budget for acquisitions; however, we do expect to spend considerable effort evaluating acquisition opportunities. We expect to fund acquisitions through traditional oil and gas reserve-based bank debt and the issuance of common stock and, if required, through additional debt and equity financings and production payment financings. We currently have $57.0 million of unused borrowing capacity under our credit facility and $390 million of unused capacity under our current shelf registration statement.

Net Cash Provided By (Used In) Financing Activities

Cash flows provided by financing activities totaled $0.2 million for the six months ended June 30, 2005. We received $7.2 million in proceeds from the issuance of common stock related to the exercise of the over-allotment option on our December 21, 2004 public offering and stock options exercised in the first six months of 2005. These were partially offset by net repayments of $7.0 million under our current credit facility. Cash flows used in financing activities totaled $1.5 million for the six months ended June 30, 2004, and included repayments of $3.0 million under our credit facility, $1.9 million of net proceeds from the issuance of common stock and deferred loan costs of $0.4 million associated with amending that facility after the Miller merger.

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

Credit Facility

In March 2004, but effective December 31, 2003, the Company entered into a new amended and restated credit facility (the “Credit Facility”) which permits borrowings up to the lesser of (i) the borrowing base or (ii) $100 million.  Borrowings under the Credit Facility bear interest at a rate equal to prime plus 0.50% or LIBOR plus 2.25%. Commitment fees of 0.50% to 3.75% accrue on the unused portion of the borrowing base, depending on the utilization percentage, and are included as a component of interest expense. As of June 30, 2005, $13.0 million in borrowings were outstanding under the Credit Facility and our interest rate was 6.00%. On June 30, 2005, we entered into a short term fixed rate LIBOR agreement, which should reduce our interest rates. The Credit Facility matures December 31, 2007 and is secured by substantially all of the Company’s assets.

Effective December 2004, the borrowing base under the Credit Facility was increased from $48.0 million to $65.0 million as a result of the asset acquisition that closed December 29, 2004 and our drilling activities since the last redetermination. On May 31, 2005, the borrowing base was increased from $65.0 million to $70.0 million and the maturity date was extended from December 31, 2006 to December 31, 2007 and the interest rate margins were reduced from previous levels. Based on the increase in our borrowing base, our available borrowing capacity at June 30, 2005 was $57.0 million.

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

•                  The Working Capital ratio requires that the amount of our consolidated current assets less our consolidated current liabilities, as defined in the agreement, be at least $1.0 million. For the purposes of calculating the Working Capital ratio, current assets are adjusted for unused capacity under credit agreement and derivative financial instruments, and current liabilities are adjusted for derivative financial instruments and asset retirement obligations.

•                  The Maximum Leverage ratio requires that the ratio, as of the last day of any fiscal quarter, of (a) Total Indebtedness (as defined in the Credit Facility) as of such fiscal quarter to (b) an amount equal to consolidated EBITDAX for the two quarters then ended times two, not be greater than 3.0 to 1.0.

Consolidated EBITDAX is a component of negotiated covenants with our lender and is defined here as part of the Company’s disclosure of its covenant obligations.

Shelf Registration Statement

We filed a $150 million shelf registration statement with the SEC, which became effective in May 2004. During the second quarter 2005, we filed a new registration statement that replaced the prior registration statement and increased the amount of securities registered to $390 million. Under this shelf registration statement, we may issue, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or equity securities in one or more offerings to those persons who agree to purchase our securities. Net proceeds, terms and pricing of the offering of securities issued under the shelf registration statement will be determined at the time of the offerings. The shelf registration statement does not provide assurance that we will or could sell any such securities. Our ability to utilize our shelf registration statement for the purpose of issuing, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or equity securities will depend upon, among other things, market conditions and the existence of investors who wish to purchase our securities at prices acceptable to us.

We completed an offering on December 21, 2004 of 3.5 million shares of our common stock under our initial shelf registration statement, which generated net proceeds to us, before direct costs of the offering, of $47.8 million. These funds were used to finance the asset acquisition that closed on December 29, 2004 with a final adjusted purchase price of $40.1 million, before other acquisition costs, and fund the costs of the offering and other general corporate purposes. On January 5, 2005, the underwriters exercised their over-allotment option for an additional 525,000 shares of common stock, which generated net proceeds to us of $7.2 million. These funds were used to reduce our outstanding debt. Each of these sales was made under our shelf registration statement. At June 30, 2005, we had approximately $390 million remaining for issuance under our new shelf registration statement.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

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

All of these price-risk management transactions are considered derivative instruments and accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” These derivative instruments are intended to hedge our price risk and may be considered hedges for economic purposes, but certain of these transactions may not qualify for special cash flow hedge accounting. Therefore, depending on the type of transaction and the circumstances, different accounting treatment may apply to the timing and location of the income statement impact, but all derivatives are recorded on the balance sheet at fair value. The following table provides additional information regarding the Company’s various derivative and hedging transactions that were recorded at fair value on the balance sheet as of June 30, 2005.

Fair value of contracts outstanding at December 31, 2004	$1,356,482
Contracts realized or otherwise settled during the period	(833,565)
Fair value of new contracts when entered into during 2005:
Asset	—
Liability	—
Changes in fair values attributable to changes in valuation techniques and assumptions	(1,742,958)
Other changes in fair values	—
Fair values of contracts outstanding at June 30, 2005	$(1,220,041)

The following table details the fair value of our commodity-based derivative and hedging contracts by year of maturity and valuation methodology as of June 30, 2005.

	Fair Value of Contracts at June 30, 2005
Source of Fair Value	Maturity less than 1 year	Maturity 1-3 years	Maturity 4- 5 years	Maturity in excess of 5 years	Total fair value
Prices actively quoted:	$—	$—	$—	$—	$—
Prices provided by other external sources:
Asset	—	—	—	—	—
Liability	(1,220,041)	—	—	—	(1,220,041)
Prices based on models and other valuation methods:	—	—	—	—	—
Total	$(1,220,041)	$—	$—	$—	$(1,220,041)

Hedges entered into after June 30, 2005 were as follows:

Transaction Date	Transaction Type		Effective Dates		Price Per Unit	Volumes Per Day
			Beginning	Ending
08/05	Natural Gas Collar	(1)	01/01/2006	12/31/2006	$7.00-$10.50	10,000 MMBTU

(1)          The Company’s current hedging activities for natural gas were entered into on a per MMbtu delivered price basis, Houston Ship Channel Index, with settlement for each calendar month occurring five business days following the expiration date

Tax Matters

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

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”).  FIN 47 clarifies that the term, “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event that may or may not be within the control of the entity.  Even though uncertainty about the timing and/or method of settlement exists and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred generally upon acquisition, construction, or development or through the normal operation of the asset.  SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective no later than the end of reporting periods ending after December 15, 2005.  Retrospective application for interim financial information is permitted but is not required.  Early adoption of FIN 47 is encouraged.  We are currently evaluating what impact FIN 47 will have on our financial statements, but at this time, we do not believe that the adoption of FIN 47 will have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which changes the requirements for the accounting for and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Application is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted. The adoption of SFAS No. 154 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and commodity prices.  We use a credit facility, which has a floating interest rate, to finance a portion of our operations. We are not subject to fair value risk resulting from changes in our floating interest rates.  The use of floating rate debt instruments provides a benefit due to downward interest rate movements but does not limit us to exposure from future increases in interest rates.  Based on the June 30, 2005 outstanding borrowings and a floating interest rate of 5.24%, a 10% change in interest rates would result in an increase or decrease of interest expense of approximately $65,000 on an annual basis.

In the normal course of business we enter into hedging transactions, including commodity price collars, swaps and floors to mitigate our exposure to commodity price movements, but not for trading or speculative purposes.  During 2004, due to the instability of prices and to achieve a more predictable cash flow, we put in place natural gas and crude oil collars for a portion of our 2005 production. Please refer to Note 7 to our consolidated financial statements. While the use of these arrangements may limit the benefit to us of increases in the price of oil and natural gas, it also limits the downside risk of adverse price movements.  The following is a list of contracts outstanding as of June 30, 2005:

Transaction Date	Transaction Type		Beginning	Ending	Price Per Unit	Volumes Per Day	Fair Value Outstanding as of June 30, 2005

Natural Gas:
07/04	Collar	(1)	07/01/05	09/30/05	$5.00-$7.67	10,000 MMbtu	$(76,232)
10/04	Collar	(1)	01/01/05	12/31/05	$6.00-$9.52	10,000 MMbtu	(25,187)

Crude Oil:
05/04(08/04)	Collar	(2)(3)	01/01/05	12/31/05	$35.00-$40.00	200/290 Bbl	(1,118,622)

							$(1,220,041)

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

At June 30, 2005, the fair value of the outstanding hedges was a liability of approximately $1.2 million. A 10% change in the commodity price per unit, as long as the price is either above the ceiling or below the floor price would cause the fair value total of the hedge to increase or decrease by approximately $116,500.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Except as described in this item, there has been no change in our internal controls over financial reporting that occurred during the six months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.  In March 2005, management discovered an error in a spreadsheet application, which was designed to eliminate intercompany balances.  As a result of the error, amounts accumulated in the property account for one subsidiary were also included as an accrued capital expenditure by another subsidiary and inadvertently not eliminated in consolidation.  This caused property balances to be overstated.  This error in the property balance also impacted the computation of depletion expense and therefore operating expenses, operating income, income tax expense, net income and earnings per share.  Management concluded, based on the circumstances involving the error, that, as of December 31, 2004, a material weakness in internal control over financial reporting existed and the Company’s internal control over financial reporting was not effective.  Changes were made to the Company’s internal control over financial reporting in order to remediate the material weakness.  The change in accounting process in the second quarter of 2004 which led to the error was made in order to meet our shortened reporting deadlines with our then-existing staffing level.  In the first quarter of 2005, management effectively corrected the problem by re-instituting the accounting process we had used prior to the second quarter of 2004.  We were able to re-institute the old method as a result of increasing our staffing levels to assist with the closing of our financial statements.  Management believes that these actions remediate the material weakness.  These changes have been tested by the Company and are operating effectively.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

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

During the third quarter of 2004, the agent reduced the proposed franchise tax deficiency adjustment to the Company and its subsidiaries to an aggregate of $467,000. In the fourth quarter of 2004, there was an informal hearing at the local Comptroller’s Office during which the agent indicated he would formally assess the proposed deficiency.  On March 24, 2005, the Company received such deficiency assessment in the amount of $471,482 including penalty and interest.  The Company responded on April 21, 2005 with a request for a formal redetermination hearing. In July 2005, the Company submitted additional documents and evidence supporting its position for the hearing. The Company intends to continue to vigorously contest the assessment through appropriate administrative levels in the Comptroller’s Office and any other available means.  Due to its intention to continue to vigorously contest the proposed adjustments, the Company has not recognized any provision for the additional franchise taxes that would result from the proposed deficiency.

Item 2. - Unregistered Sale of Equity Securities and Use of Proceeds	None
Item 3. - Defaults Upon Senior Securities	None
Item 4. - Submission of Matters to a Vote of Security Holders

Our stockholders voted on the following matters at the Annual Meeting of Shareholders on April 27, 2005:

	For	Against	Withheld	Abstain	Broker Non Votes
(A) Election of Directors:
Vincent S. Andrews	13,491,846	—	1,047,477	—	—
(B) Charter amendment to increase number of authorized shares of Common Stock from 25 million to 60 million	11,506,540	2,819,495	—	213,288	—
(C) Approval of the Appointment of BDO Seidman LLP as Independent Auditors	14,262,904	257,822	—	18,597	—

In addition to the election of the directors indicated above, the following directors continued as directors following the meeting: Thurmon Andress, John W. Elias, Stanley S. Raphael, Robert W. Shower, David F. Work and John Sfondrini.

Item 5. - Other Information

On May 31, 2005, we executed Agreement and Amendment No. 1 to Third Amended and Restated Credit Agreement (“Amendment No. 1”) to amend our current Credit Facility Agreement. Amendment No. 1 increases the borrowing base from $65.0 million to $70.0 million, extends the maturity date from December 31, 2006 to December 31, 2007 and reduces the interest rate margins.

Amendment No. 1 to the Credit Facility Agreement is attached hereto as Exhibit 4.2 to this Form 10-Q for the period ended June 30, 2005.

Item 6. - Exhibits

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

3.1	—	Restated Certificate of Incorporation of the Company effective January 27, 1997 (Incorporated by reference from exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 29, 2005).

3.2	—

Certificate of Amendment to the Restated Certificate of Incorporation of the Company effective January 31, 1997 (Incorporated by reference from exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 29, 2005).

3.3	—

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

Third Amended and Restated Credit Agreement dated December 31, 2003 among Edge Petroleum Corporation, Edge Petroleum Exploration Company, Edge Petroleum Operating Company, Inc., Miller Oil Corporation and Miller Exploration Company, as borrowers, the lenders thereto and Union Bank of California, N.A., a national banking association, as agent for the lenders (Incorporated by reference from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).

*4.2	—

Agreement and Amendment No. 1 to Third Amended and Restated Credit Agreement dated May 31, 2005 among Edge Petroleum Corporation, Edge Petroleum Exploration Company, Edge Petroleum Operating Company, Inc., Miller Exploration Company and Miller Oil Corporation, as borrowers, the lenders thereto and Union Bank of California, N.A., a national banking association, as agent for the lenders.

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

†10.12	—

Summary of Compensation of Non-Employee Directors (Incorporated by reference from Exhibit 10.12 to the

Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as updated in part by the

Company’s Current Report on Form 8-K filed May 4, 2005).

†10.13	—	2005 Bonus Plan for Executive Officers (Incorporated by reference from the Company’s Current Report on Form 8-K filed May 4, 2005).

†10.14	—	2004 Bonus Program (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2005).

†10.15	—

Salaries and Other Compensation of Executive Officers (Incorporated by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as updated in part by Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 6, 2005).

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

EDGE PETROLEUM CORPORATION,
A DELAWARE CORPORATION
(REGISTRANT)

Date	August 8, 2005	/s/ John W. Elias
John W. Elias
Chief Executive Officer and
Chairman of the Board

Date	August 8, 2005	/s/ Michael G. Long
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

3.1	—	Restated Certificate of Incorporation of the Company effective January 27, 1997 (Incorporated by reference from exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 29, 2005).

3.2	—

Certificate of Amendment to the Restated Certificate of Incorporation of the Company effective January 31, 1997 (Incorporated by reference from exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 29, 2005).

3.3	—

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

Third Amended and Restated Credit Agreement dated December 31, 2003 among Edge Petroleum Corporation, Edge Petroleum Exploration Company, Edge Petroleum Operating Company, Inc., Miller Oil Corporation and Miller Exploration Company, as borrowers, the lenders thereto and Union Bank of California, N.A., a national banking association, as agent for the lenders (Incorporated by reference from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).

*4.2	—

Agreement and Amendment No. 1 to Third Amended and Restated Credit Agreement dated May 31, 2005 among Edge Petroleum Corporation, Edge Petroleum Exploration Company, Edge Petroleum Operating Company, Inc., Miller Exploration Company and Miller Oil Corporation, as borrowers, the lenders thereto and Union Bank of California, N.A., a national banking association, as agent for the lenders.

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

Summary of Compensation of Non-Employee Directors (Incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as updated in part by the Company’s Current Report on Form 8-K filed May 4, 2005).

†10.13	—	2005 Bonus Plan for Executive Officers (Incorporated by reference from the Company’s Current Report on Form 8-K filed May 4, 2005).

†10.14	—	2004 Bonus Program (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2005).

†10.15	—

Salaries and Other Compensation of Executive Officers (Incorporated by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as updated in part by Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 6, 2005).

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