Form 10-Q
period 2005-09-30
EDGE PETROLEUM CORP
filed 2005-11-09
CIK 1021010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2005

Common Stock	17,168,376

EDGE PETROLEUM CORPORATION

Table of Contents

Part I. Financial Information
Item 1. Financial Statements:
Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004
Consolidated Statements of Operations for the Three and Nine Months in the Periods Ended September 30, 2005 and September 30, 2004
Consolidated Statements of Other Comprehensive Income for the Three and Nine Months in the Periods Ended September 30, 2005 and September 30, 2004
Consolidated Statements of Cash Flows for the Nine Months in the Periods Ended September 30, 2005 and September 30, 2004
Consolidated Statements of Stockholders’ Equity as of September 30, 2005 and December 31, 2004
Notes to the Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Qualitative and Quantitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II. Other Information
Item 1. Legal Proceedings
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EDGE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,794,728	$2,267,423
Accounts receivable, trade, net of allowance of $525,248 at September 30, 2005 and December 31, 2004	19,049,279	12,756,097
Accounts receivable, joint interest owners, net of allowance of $4,771 and $82,000 at September 30, 2005 and December 31, 2004, respectively	2,085,280	5,911,073
Deferred income taxes	5,560,897	660,223
Derivative financial instruments	—	1,824,790
Other current assets	9,949,415	1,445,923
Total current assets	40,439,599	24,865,529
PROPERTY AND EQUIPMENT, Net – full cost method of accounting for oil and natural gas properties (including unproved costs of $19.9 million and $15.5 million at September 30, 2005 and December 31, 2004, respectively)	202,139,297	165,840,345
OTHER ASSETS	228,932	284,280
TOTAL ASSETS	$242,807,828	$190,990,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, trade	$3,845,869	$3,141,235
Accrued liabilities	18,621,121	12,105,694
Asset retirement obligation – current portion	202,248	193,647
Derivative financial instruments	9,331,127	468,308
Total current liabilities	32,000,365	15,908,884
ASSET RETIREMENT OBLIGATION – non-current portion	2,235,973	1,995,441
DERIVATIVE FINANCIAL INSTRUMENT	1,567,768	—
DEFERRED TAX LIABILITY	14,024,199	2,618,934
LONG-TERM DEBT	20,000,000	20,000,000
Total liabilities	69,828,305	40,523,259
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 17,143,024 and 16,535,901 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	171,430	165,359
Additional paid-in capital	137,117,311	126,957,059
Retained earnings	42,171,421	22,095,807
Accumulated other comprehensive income (loss)	(6,480,639)	1,248,670
Total stockholders’ equity	172,979,523	150,466,895
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$242,807,828	$190,990,154

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

OIL AND NATURAL GAS REVENUE
Oil and natural gas sales	$30,979,230	$15,181,874	$81,136,206	$47,203,800
Loss on hedging and derivatives	(1,394,503)	(1,939,409)	(2,397,181)	(2,299,274)
Total revenue	29,584,727	13,242,465	78,739,025	44,904,526

OPERATING EXPENSES:
Oil and natural gas operating expenses	2,369,882	1,176,732	6,414,396	3,601,898
Severance and ad valorem taxes	1,845,462	891,194	5,496,787	3,146,116
Depletion, depreciation, amortization and accretion	8,311,284	5,133,452	25,885,911	15,517,254
General and administrative expenses:
Deferred compensation – repriced options	1,758,848	(153,808)	1,930,493	1,294,677
Deferred compensation – restricted stock	273,057	143,500	679,401	354,600
Bad debt expense	54,157	—	65,157	—
Other general and administrative expenses	2,470,611	1,844,062	7,306,749	5,476,342
Total operating expenses	17,083,301	9,035,132	47,778,894	29,390,887
OPERATING INCOME	12,501,426	4,207,333	30,960,131	15,513,639

OTHER INCOME AND EXPENSE:
Interest income	28,384	8,087	84,859	16,118
Interest expense, net of amounts capitalized	—	(22,204)	—	(241,887)
Amortization of deferred loan costs	(36,480)	(35,948)	(107,550)	(106,332)
INCOME BEFORE INCOME TAXES	12,493,330	4,157,268	30,937,440	15,181,538
INCOME TAX EXPENSE	(4,350,758)	(1,474,374)	(10,861,826)	(5,359,327)
NET INCOME	$8,142,572	$2,682,894	$20,075,614	$9,822,211

BASIC EARNINGS PER SHARE:	$0.47	$0.21	$1.17	$0.76
DILUTED EARNINGS PER SHARE:	$0.45	$0.20	$1.13	$0.73

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	17,137,515	12,999,659	17,100,374	12,889,109
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	17,907,903	13,668,542	17,801,874	13,506,831

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

NET INCOME	$8,142,572	$2,682,894	$20,075,614	$9,822,211

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:

Change in fair value of outstanding hedging and derivative instruments (1)	(6,450,038)	(578,834)	(6,761,546)	(749,887)
Reclassification of hedging and derivative losses (gains) (2)	35,323	312,332	(967,763)	270,537

Other comprehensive income (loss)	(6,414,715)	(266,502)	(7,729,309)	(479,350)

COMPREHENSIVE INCOME, net of tax	$1,727,857	$2,416,392	$12,346,305	$9,342,861

(1) Income tax (expense) benefit	$(3,473,098)	$(311,680)	$(3,640,832)	$(403,786)

(2) Income tax (expense) benefit	$19,020	$168,178	$(521,102)	$151,933

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,075,614	$9,822,211
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on the unrealized change in fair value of derivatives	364,135	1,254,911
Loss on property	1,778	—
Deferred income taxes	10,861,826	5,359,327
Depletion, depreciation, and amortization	25,784,355	15,437,126
Amortization of deferred loan costs	107,550	106,332
Accretion of asset retirement obligation	101,556	80,128
Deferred compensation	2,609,894	1,649,277
Bad debt expense	65,157	—
Changes in assets and liabilities:
Increase in accounts receivable, trade	(6,293,182)	(3,369,143)
(Increase) decrease in accounts receivable, joint interest owners	3,760,636	(365,326)
Increase in other assets	(8,548,215)	(266,241)
Increase (decrease) in accounts payable, trade	704,634	(1,610,528)
Increase in accrued liabilities	6,645,591	6,344,574

Net cash provided by operating activities	56,241,329	34,442,648

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas property and equipment additions	(61,937,508)	(36,067,116)
Proceeds from the sale of oil and natural gas properties	—	45,000

Net cash used in investing activities	(61,937,508)	(36,022,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from long-term debt	13,000,000	4,000,000
Payments of long-term debt	(13,000,000)	(3,000,000)
Net proceeds from issuance of common stock	7,230,963	2,170,357
Deferred loan costs	(7,479)	(425,364)

Net cash provided by financing activities	7,223,484	2,744,993

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,527,305	1,165,525
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,267,423	1,327,081
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,794,728	$2,492,606

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2004	16,535,901	$165,359	$126,957,059	$22,095,807	$1,248,670	$150,466,895
Issuance of common stock	607,123	6,071	7,355,056	—	—	7,361,127
Deferred compensation – restricted stock	—	—	679,401	—	—	679,401
Deferred compensation - repriced options	—	—	1,930,493	—	—	1,930,493
Change in valuation of hedging instruments	—	—	—	—	(7,729,309)	(7,729,309)
Tax benefit associated with exercise of non-qualified stock options	—	—	195,302	—	—	195,302
Net income	—	—	—	20,075,614	—	20,075,614
BALANCE, SEPTEMBER 30, 2005	17,143,024	$171,430	$137,117,311	$42,171,421	$(6,480,639)	$172,979,523

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

Oil and natural gas properties are amortized based on a unit-of-production method using estimates of proved reserve quantities. Oil and natural gas liquids (“NGLs”) are converted to gas equivalent basis (“Mcfe”) at the rate of one barrel equals six Mcf. Investments in unproved properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs.  Oil and natural gas properties include costs of $19.9 million and $15.5 million at September 30, 2005 and December 31, 2004, respectively, related to unproved property, which were excluded from capitalized costs being amortized. Unproved properties are evaluated quarterly, and as needed, for impairment on a property-by-property basis.  If the results of an assessment indicate that an unproved property is impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized.  In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 106, “Interaction of Statement 143 and the Full Cost Rules,” the amortizable base includes estimated future development and dismantlement costs, and restoration and abandonment costs, net of estimated salvage values.

In addition, the capitalized costs of oil and natural gas properties are subject to a “ceiling test,” whereby to the extent that such capitalized costs subject to amortization in the full-cost pool (net of accumulated depletion, depreciation and amortization, asset retirement obligations and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to expense.  Once incurred, an impairment of oil and natural gas properties is not reversible at a later date.  In accordance with SAB No.103, “Update of Codification of Staff Accounting Bulletins,” derivative instruments qualifying as cash flow hedges are included in the computation of limitation on capitalized costs.  The period-end price exceeded the cap price established by two of the Company’s hedge contracts at September 30, 2005 and thus a $16.5 million loss was included in the calculation.  Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with the Company’s quarterly and annual filings with the SEC.  No impairment related to the ceiling test was required during the nine-month periods ended September 30, 2005 or 2004.

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

At January 1, 2003, the Company recorded the present value of its future Asset Retirement Obligations (“ARO”) for oil and natural gas properties and related equipment. The changes to the ARO during the periods ended September 30, 2005 and 2004 are as follows:

	Nine Months Ended September 30,
	2005	2004
ARO, Beginning of Period	$2,189,088	$1,811,995
Liabilities incurred in the current period	265,985	233,828
Liabilities settled in the current period	(118,408)	(123,231)
Accretion expense	101,556	80,128
Revisions	—	—
ARO, End of Period	$2,438,221	$2,002,720

Current Portion	$202,248	$411,092
Long Term Portion	$2,235,973	$1,591,628

During the nine months ended September 30, 2005, ARO liabilities incurred include 38 new well obligations and liabilities settled include 17 wells that were plugged.

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

Had compensation expense for stock-based compensation been determined based on the fair value at the date of grant, the Company’s net income and earnings per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$8,142,572	$2,682,894	$20,075,614	$9,822,211
Add:
Stock-based employee compensation expense included in reported net income, net of related income tax	1,320,738	(6,700)	1,696,431	1,072,030
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax	(204,617)	(106,092)	(530,127)	(314,380)
Pro forma net income	$9,258,693	$2,570,102	$21,241,918	$10,579,861

Earnings Per Share:
Basic – as reported	$0.47	$0.21	$1.17	$0.76
Basic – pro forma	$0.54	$0.20	$1.24	$0.82

Diluted – as reported	$0.45	$0.20	$1.13	$0.73
Diluted – pro forma	$0.52	$0.19	$1.19	$0.78

As a result of the re-pricing in May 1999 of certain non-qualified stock options granted to our employees and directors in prior years, as well as issuing new options in conjunction with such re-pricing, we became subject to the reporting requirements of FASB Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation”. FIN 44 requires a company, among other things, to record a non-cash, pre-tax charge to deferred compensation expense if the market price of such company’s common stock at the end of a reporting period is greater than the exercise price of any re-priced stock options.  After the first such adjustment is made, each subsequent period is adjusted upward or downward, and a charge or credit, as applicable, for the period is recorded.  Volatility in a company’s stock price can have a direct impact on the amount of these charges and credits from period to period, which may affect the comparability of results between periods. As of September 30, 2005, we had 159,750 of such options outstanding that were subject to these FIN 44 reporting requirements. The market price used to calculate the related charge or credit, as applicable, was $26.69 per share at September 30, 2005, as compared to $15.68 per share at June 30, 2005, $16.25 per share at March 31, 2005, and $14.66 per share at December 31, 2004. For the third quarter of 2005, we recorded a non-cash, pre-tax charge of $1.8 million, as compared to a non-cash, pre-tax credit of $153,808 for the third quarter of 2004.  For the first nine months of 2005, we recorded a non-cash, pre-tax charge of $1.9 million as compared to a non-cash, pre-tax charge of $1.3 million for the same period in 2004.

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

Borrowings under the Credit Facility bear interest at a rate equal to prime plus 0.50% or LIBOR plus 2.25%.  At September 30, 2005, the interest rate applied to our outstanding balance was 5.69%. Commitment fees of 0.25% to 0.50% accrue on the unused portion of the borrowing base, depending on the utilization percentage, and are included as a component of interest expense. As of September 30, 2005, $20.0 million in borrowings were outstanding under the Credit Facility.

Effective December 29, 2004, the Credit Facility’s borrowing base was increased from $48.0 million to $65.0 million. The borrowing base under the Credit Facility was increased as a result of the south Texas asset acquisition that closed December 29, 2004 and drilling activities since the last redetermination. On May 31, 2005, the borrowing base was increased from $65.0 million to $70.0 million as a result of drilling activities since the last redetermination. In addition, the maturity date was extended from December 31, 2006 to December 31, 2007 and the interest rate margins were reduced from previous levels.  The Company’s available borrowing capacity under this facility was $50.0 million at September 30, 2005. The borrowing base is currently being redetermined in connection with the Company’s recent drilling activities and the Chapman Ranch Field acquisitions described in Note 8.

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

3.              SHELF REGISTRATION STATEMENT

During 2004, the Company filed a $150 million shelf registration statement with the SEC, which became effective in May 2004 and was reduced to approximately $90 million after our 2004 offering (see discussion below). During the second quarter 2005, the Company filed a new registration statement that replaced the prior registration statement and increased the amount of securities registered to $390 million.  Under this shelf registration statement, the Company may issue, from time to time, any combination of debt securities, preferred stock, common stock or warrants in one or more offerings to those persons who agree to purchase our securities. Net proceeds, terms and pricing of the offering of securities issued under the shelf registration statement will be determined at the time of the offerings. The shelf registration statement does not provide assurance that the Company will or could sell any such securities. The Company’s ability to utilize the shelf registration statement for the purpose of issuing, from time to time, any combination of debt securities, preferred stock, common stock or warrants will depend upon, among other things, market conditions and the existence of investors who wish to purchase the Company’s securities at prices acceptable to the Company.

The Company completed an offering on December 21, 2004 of 3.5 million shares of its common stock under the Company’s initial shelf registration statement, which generated net proceeds of $47.8 million, before direct costs of the offering of $0.6 million. These funds were used to finance the south Texas asset acquisition that closed December 29, 2004 and fund other general corporate purposes. On January 5, 2005, the underwriters exercised their over-allotment option for an additional 525,000 shares of common stock, which generated additional net proceeds of $7.2 million. These funds were used to reduce outstanding debt. Each of these sales was made under the Company’s initial shelf registration statement. At September 30, 2005, the Company had $390 million available for issuance under its current shelf registration statement.

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

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per common share computations, in accordance with SFAS No. 128, for the three-month and nine-month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$8,142,572	17,137,515	$0.47	$2,682,894	12,999,659	$0.21
Effect of dilutive securities:
Restricted stock	—	212,641	(0.01)	—	156,310	—
Common stock options	—	557,747	(0.01)	—	512,573	(0.01)
Diluted EPS
Income available to common stockholders	$8,142,572	17,907,903	$0.45	$2,682,894	13,668,542	$0.20

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$20,075,614	17,100,374	$1.17	$9,822,211	12,889,109	$0.76
Effect of dilutive securities:
Restricted stock	—	186,752	(0.01)	—	139,223	(0.01)
Common stock options	—	514,748	(0.03)	—	478,499	(0.02)
Diluted EPS
Income available to common stockholders	$20,075,614	17,801,874	$1.13	$9,822,211	13,506,831	$0.73

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

The Company is subject to state and federal income taxes. Although it is currently generating taxable income for financial reporting purposes, the Company is not in a federal income tax paying position as a result of deducting intangible drilling costs (“IDC”) that reduce taxable income for income tax purposes and applying NOL carryforwards that offset any remaining taxable income. Therefore, the Company was not required to pay income taxes in 2004 or 2003. The Company currently estimates that its effective tax rate for the year ending December 31, 2005 will be approximately 35.1%.  A deferred income tax provision of $10.9 million and $5.4 million was recorded for the nine months ended September 30, 2005 and 2004, respectively.

6.              SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. A summary of non-cash investing and financing activities for the nine months ended September 30, 2005 and 2004 is presented below:

Description	Number of Shares Issued	Fair Market Value
Nine months ended September 30, 2005:
Shares issued to satisfy restricted stock grants	55,228	$528,272
Shares issued to fund the Company’s matching contribution under the Company’s 401-k plan	8,295	$130,164
Nine months ended September 30, 2004:
Shares issued to satisfy restricted stock grants	61,136	$384,708
Shares issued to fund the Company’s matching contribution under the Company’s 401 (k) plan	5,785	$83,270

For the nine months ended September 30, 2005 and 2004, the non-cash portion of Asset Retirement Costs was $147,577 and $110,597, respectively.  A supplemental disclosure of cash flow information related to interest for the nine months ended September 30, 2005 and 2004 is presented below:

	For the Nine Months Ended September 30,
	2005	2004
Cash paid during the period for:
Interest, net of amounts capitalized of $742,924 and $378,118 for the nine months ended September 30, 2005 and 2004, respectively	$—	$241,887
Income taxes (See Note 5)	—	—

7.              HEDGING AND DERIVATIVE ACTIVITIES

Due to the volatility of oil and natural gas prices, the Company periodically enters into price-risk management transactions (e.g., swaps, collars and floors) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations.  While the use of these arrangements limits the Company’s ability to benefit from increases in the price of oil and natural gas, it also reduces the Company’s potential exposure to adverse price movements.  The Company’s arrangements, to the extent it enters into any, apply to only a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit the Company’s potential gains from future increases in prices.  None of these instruments are used for trading or speculative purposes. On a quarterly basis, the Company’s management sets all of the Company’s price-risk management policies, including volumes, types of instruments and counterparties. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation and concurrence by the Chief Executive Officer.  The Board of Directors monitors the Company’s policies and trades.

All of these price-risk management transactions are considered derivative instruments and accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” These derivative instruments are intended to hedge our price risk and may be considered hedges for economic purposes, but certain of these transactions may not qualify for cash flow hedge accounting. All derivative instrument contracts are recorded on the balance sheet at fair value. For those derivative instrument contracts that qualify for cash flow hedge accounting, the effective portion of the changes in the fair value of the contracts is recorded in other comprehensive income and the ineffective portion of the changes in the fair value of the contracts is recorded in revenue as they occur. While the contract is outstanding, the ineffective gain or loss may increase or decrease until settlement of the contract depending on the fair value at the measurement dates. When the hedged production is sold, the realized gains and losses on the contracts are removed from other comprehensive income and recorded in revenue. The Company is currently accounting for its natural gas contracts as cash flow hedges of future cash flows from the sale of natural gas. For those derivative instrument contracts that either do not qualify for cash flow hedge accounting or the Company does not designate as hedges of future cash flows, the changes in fair value are not deferred through other comprehensive income, but rather recorded in revenue immediately as unrealized gains or losses. The Company did not apply cash flow hedge accounting to its crude oil collars entered into in May/August of 2004 and in August 2005, because although they were economic hedges, they did not qualify for hedge accounting.

For the nine months ended September 30, 2005 and 2004, the Company included in revenue realized and unrealized losses of $2.4 million and $2.3 million, respectively, related to its natural gas hedges and oil derivatives. There was no ineffectiveness recognized during the nine months ended September 30, 2005 or 2004.

	Nine Months Ended September 30,
	2005	2004
Natural gas hedging contract settlements	$(809,900)	$(222,000)
Oil derivative contract settlements	(1,223,146)	(410,713)
Hedge premium reclassification	—	(411,650)
Oil derivative contract unrealized change in fair value	(364,135)	(1,254,911)
Loss on hedging and derivatives	$(2,397,181)	$(2,299,274)

The outstanding hedges at September 30, 2005 and December 31, 2004 impacting the balance sheet were as follows:

						Fair Value of Outstanding Hedging and Derivative Contracts as of
				Price	Volumes	September 30,	December 31,
Transaction Date	Transaction Type	Beginning	Ending	Per Unit	Per Day	2005	2004 (4)
Natural Gas (1):
05/04	Collar	01/01/2005	03/31/2005	$5.00-$10.39	10,000MMbtu	$—	$92,703
07/04	Collar	04/01/2005	06/30/2005	$5.00-$7.53	10,000MMbtu	—	9,162
07/04	Collar	07/01/2005	09/30/2005	$5.00-$7.67	10,000MMbtu	—	(41,210)
10/04	Collar	01/01/2005	12/31/2005	$6.00-$9.52	10,000MMbtu	(2,168,927)	1,860,375
08/05	Collar	01/01/2006	12/31/2006	$7.00-$10.50	10,000MMbtu	(6,190,758)	—
08/05	Collar	01/01/2006	12/31/2006	$7.00-$16.10	10,000MMbtu	(1,610,527)	—

Crude Oil (2):
03/04	Collar	04/01/2004	12/31/2004	$30.00-$35.50	400Bbl	—	(96,240)
05/04 (08/04) (3)	Collar	01/01/2005	12/31/2005	$35.00-$40.00	200/290Bbl	(920,888)	(468,308)
08/05	Collar	01/01/2006	12/31/2006	$55.00-$80.00	400Bbl	(7,795)	—
						$(10,898,895)	$1,356,482

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

(4)   The fair value of the Company’s outstanding transactions is presented on the balance sheet by counterparty. Our counterparties net our positions with them, but we cannot present the net of the two counterparty positions because we do not have legal right of offset. Therefore one counterparty is presented in the Derivative Asset and one is presented in the Derivative Liability at December 31, 2004. At December 31, 2004 crude oil collar with a balance of ($468,308) is presented as a liability and the remaining contracts are presented as an asset. All contracts are considered current.

8.              ACQUISITIONS

Chapman Ranch Field – On September 21, 2005, the Company executed two separate and definitive agreements for the acquisition of (i) the stock of a private company, whose primary asset is ownership of working interests in oil and natural gas properties located on the Chapman Ranch Field in south Texas and (ii) additional working interests in the Chapman Ranch Field owned by two other private companies for an aggregate cash purchase price of approximately $62.8 million (of which $35,767,500 is attributable to the stock purchase and $26,982,500 is attributable to the working interest asset purchase). The Company expects approximately $10 million of the purchase price to be allocated to the unproved property category. The purchase price is subject to adjustment for the results of operations between the September 1, 2005 effective date and the closing dates, pursuant to closing adjustment provisions in the agreements. The properties to be acquired from these entities are located in Nueces County, Texas and consist of six producing wells, one well undergoing completion operations, one well currently drilling and an ownership in approximately 1,300 net acres of developed and undeveloped leasehold.

The Company has paid the sellers a deposit in the amount of 5% of the applicable purchase price before adjustment (for an aggregate deposit in the amount of $3,137,500 (the “Deposit”)) to be applied against the purchase price payable at the closings. Generally, the Company is entitled to the return of the applicable Deposit upon termination of the related agreements unless the closing has not occurred (i) in the case of the working interest purchase by October 14, 2005 and (ii) in the case of the stock purchase by November 30, 2005, and if, in each case, the respective agreements are then terminated because of failure to consummate the closings by such date if at the time of such termination the respective sellers have fulfilled all of their conditions to closing such that the Company would then have been obligated to close the transaction. In addition, the parties have agreed that either party may terminate the agreements upon the payment to the other party of an amount which is equal to the Deposit related to such agreement, with no further liability after such termination and payment, provided that, the Company may elect to allow the sellers to retain the Deposit in lieu of making such payment.

In addition, the Company has agreed to pay the sellers an aggregate incremental purchase price of $5.2 million (of which $2,964,000 is attributable to the stock purchase and $2,236,000 is attributable to the working interest asset purchase) should the operator of the properties obtain high-cost gas certification on or before December 31, 2005, which would provide for severance tax abatements on the properties. The operator of the properties filed for the abatement and the Company was notified recently that a portion of the properties did qualify, and are discussing the order from the Railroad Commission of Texas with the sellers to determine if it meets the requirements of the acquisition agreements. The Company plans to finance the planned acquisitions through borrowings under the unused portion of its credit facility, which is expected to increase as a result of these transactions and other recent activities since the last redetermination. The asset purchase closed on October 13, 2005 (see Note 9) and the stock purchase is expected to close on or before November 30, 2005.

South Texas - On December 29, 2004, the Company consummated the acquisition of interests in certain oil and natural gas properties located in south Texas from Contango Oil & Gas Company (“Contango”). The final cash purchase price for the acquisition was $40.1 million, which was adjusted from the original price of $50.0 million for the results of operations between the July 1, 2004 effective date and the December 29, 2004 closing date pursuant to the closing adjustment provisions. The Company also realized other acquisition costs of approximately $135,200 related to professional fees for assistance with the transaction. The purchase price was funded from the net proceeds of a public offering of common stock completed December 21, 2004 (see Note 3).

The following unaudited pro forma results for the three- and nine-months ended September 30, 2004 show the effect on the Company’s consolidated results of operations as if the asset acquisition had occurred on January 1, 2003 and are derived from the pro forma results as reported on Form 8-K/A filed April 5, 2005. They are the result of combining the statement of income of Edge with the statements of revenues and direct operating expenses for the acquired properties adjusted for (1) the completion of the public offering of common stock to finance the cash purchase price, (2) assumption of ARO liabilities and accretion expense for the properties acquired, (3) depletion, depreciation and amortization expense applied to the adjusted basis of the properties acquired using the purchase method of accounting, and (4) the related income tax effects of these adjustments based on the applicable statutory rates. The statements of revenues and direct operating expenses for the acquired assets exclude all other historical Contango expenses.  As a result, certain estimates and judgments were made in preparing the pro forma adjustments, including as to the incremental expenses associated with the acquired assets.  The pro forma information includes numerous assumptions, and is not necessarily indicative of future results of operations:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2004
	(unaudited) (In thousands, except per share amounts)
Revenue	$19,335	$64,344
Net income	$3,683	$17,562
Net income per common share:
Basic	$0.22	$1.04
Diluted	$0.20	$1.00

9.              SUBSEQUENT EVENTS

On October 13, 2005, the Company consummated the acquisition of certain working interests in oil and natural gas properties on the Chapman Ranch Field located in Nueces County, Texas owned by two private companies (see Note 8). The cash purchase price at closing was $27.0 million (of which $1.4 million was deposited when the agreement was executed (see Note 8) and $25.6 million was paid at closing), which will be adjusted for the results of operations between the September 1, 2005 effective date and the October 13, 2005 closing date, pursuant to the closing adjustment provisions in the Asset Purchase Agreement. The purchase price was funded from borrowings under the Company’s current credit facility. The Company also incurred a contingent liability for an incremental purchase price adjustment of $2.2 million should the operator of the properties obtain high-cost gas certification, which would provide for severance tax abatements on the properties. The operator of the properties filed for the high-cost gas certification and the Company was notified recently that the properties did qualify. The Company is awaiting the final order from the Railroad Commission of Texas.

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

During the third quarter of 2004 the agent reduced the proposed franchise tax deficiency adjustment to the Company and its subsidiaries to an aggregate of $467,000. In the fourth quarter of 2004, there was an informal hearing at the local Comptroller’s Office during which the agent indicated he would formally assess the proposed deficiency.  On March 24, 2005, the Company received such deficiency assessment in the amount of $471,482, including penalty and interest. The Company responded on April 21, 2005 with a request for a formal redetermination hearing. In July 2005, the Company submitted additional documents and evidence supporting its position for the hearing. There has not yet been a formal response from the Comptroller’s Office on the Company’s request for an administrative hearing. The Company intends to continue to vigorously contest the assessment through appropriate administrative levels in the Comptroller’s Office and any other available means.  Due to its intention to continue to vigorously contest the proposed adjustments, the Company has not recognized any provision for the additional franchise taxes that would result from the proposed deficiency.

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

GENERAL OVERVIEW

Edge Petroleum Corporation is a Houston-based independent energy company that focuses its exploration, production and marketing activities in selected onshore basins of the United States. In late 1998, we undertook a top-level management change and began a shift in strategy from pure exploration, which focused more on prospect generation, to our current strategy which focuses on a balanced program of exploration, exploitation and development and acquisition of oil and gas properties. Our company generates revenues, income and cash flows by producing and marketing oil and natural gas produced from our oil and natural gas properties. We make significant capital expenditures in our exploration, development, and acquisition activities that allow us to continue generating revenue, income and cash flows. In December 2003, we acquired 100 percent of the outstanding stock of Miller

Exploration Company (“Miller”).  The transaction was treated as a tax-free reorganization and accounted for as a purchase business combination. Miller continues to conduct exploration and development activities as a wholly-owned subsidiary of Edge. In December 2004, we acquired substantially all of the operating assets of Contango Oil & Gas Company (“Contango”) for a cash purchase price financed by proceeds from a public offering of our common stock. This acquisition is herein referred to as the south Texas asset acquisition. During the third quarter of 2005, we entered into two separate and definitive agreements to purchase certain oil and natural gas working interests in the Chapman Ranch Field from two private companies and the stock of a third private company that also owns interests in this field. One transaction closed on October 13, 2005 and we expect the other to close on November 30, 2005.

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

Industry and Economic Factors

In managing our business, we must deal with many factors inherent in our industry.  First and foremost is the fluctuation of oil and gas prices.  Historically, oil and gas markets have been cyclical and volatile with future price movements which are difficult to predict.  While our revenues are a function of both production and prices, wide swings in commodity prices have most often had the greatest impact on our results of operations. We have little ability to predict those prices or to control them without losing some advantage of the upside potential. The oil and gas industry has experienced a high commodity price environment in 2005, which has positively impacted the entire industry as well as our Company.

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

During the third quarter 2005, Hurricanes Rita and Katrina hit the Gulf Coast leaving significant destruction in their paths. We were fortunate to avoid substantial damage or major interruptions in our production or business, but were forced to shut-in several of our larger wells in Mississippi due to the inability of trucks to gain access to haul the crude oil production from the wells. We also were forced to close our corporate offices for a few days to allow those employees affected to evacuate as needed. The hurricanes damaged many of the platforms in the Gulf of Mexico, as well as numerous onshore facilities related to our industry. As a result, both oil and natural gas prices increased in late August and September.

Approach to the Business

Profitable growth of our business will largely depend upon our ability to successfully find and develop new proved reserves of oil and natural gas in a cost-effective manner.  In order to achieve an overall acceptable rate of growth, we seek to maintain a prudent blend of low, moderate and higher risk exploration and development projects.  We have chosen to seek geologic and geographic diversification by operating in multiple basins in order to mitigate risk in our operations. We also attempt to make selected acquisitions of oil and gas properties to augment our growth and provide future drilling opportunities.

We periodically hedge our exposure to volatile oil and gas prices on a portion of our production to reduce price risk. As of September 30, 2005, we had hedge contracts in place covering approximately 23% and 33% of our remaining expected 2005 natural gas and crude oil production, respectively, and approximately 35% of total 2006 estimated production on an Mcfe basis, including the effect of pending and completed Chapman Ranch Field acquisitions but before any other acquisitions that may occur.

Implementation of our business approach relies on our ability to fund ongoing exploration and development projects with cash flow provided by operating activities and external sources of capital. In December 2004, our Board approved a 2005 capital budget of $63 million. At our July 27, 2005 Board of Director’s meeting, a budget supplement of $13 million was approved, effectively raising our planned capital budget to approximately $76 million. At a Board of Directors meeting held on October 27, 2005, approval was given to further increase our capital budget, before acquisitions, by $16.0 million to a total of $92.0 million. The increase is to fund the drilling of additional wells. After giving effect to the pending acquisitions of interests in the Chapman Ranch Field and ongoing drilling activities, we expect our total capital spending program to be approximately $157.0 million in 2005. Based upon current expectations for production volumes and commodity prices, we expect to fund the pre-acquisition capital expenditures from internally generated cash from operating activities. We expect to fund the acquisition with borrowings under our credit facility.

Our long-term debt balance as of September 30, 2005 was $20.0 million, unchanged from our debt outstanding as of December 31, 2004. As of September 30, 2005, our debt to total capital ratio was approximately

10.4%. Currently, our outstanding debt balance is $46.0 million, reflecting the closing of the first of the Chapman Ranch Field acquisitions. During the second quarter of 2005, we took steps to increase our shelf registration statement capacity to $390 million from approximately $90 million (see Note 3 to our consolidated financial statements), which became effective on July 1, 2005. We believe we have the financial flexibility to continue to execute our business strategies.

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

On September 21, 2005, we executed two separate and definitive agreements for the acquisition of (i) the stock of a private company, whose primary asset is ownership of working interests in oil and natural gas properties located on the Chapman Ranch Field in south Texas and (ii) additional working interests owned by two other private companies for an aggregate cash purchase price of approximately $62.8 million (of which $35,767,500 is attributable to the stock purchase and $26,982,500 is attributable to the working interest asset purchase). We expect approximately $10 million of the purchase price to be allocated to the unproved property category. The purchase price is subject to adjustment for the results of operations between the September 1, 2005 effective date and the closing dates, pursuant to closing adjustment provisions in the agreements. The properties to be acquired from these entities are located in Nueces County, Texas and consist of six non-operated producing wells, one well undergoing completion operations, and one well currently drilling, as well as an ownership in approximately 1,300 net acres of developed and undeveloped leasehold.

We have paid the sellers a deposit in the amount of 5% of the applicable purchase price before adjustment (for an aggregate deposit in the amount of $3,137,500 (the “Deposit”)) to be applied against the purchase price payable at the closings. Generally, we are entitled to the return of the applicable Deposit upon termination of the related agreements unless the closing has not occurred (i) in the case of the working interest purchase by October 14, 2005 and (ii) in the case of the stock purchase by November 30, 2005, and if, in each case, the respective agreements are then terminated because of failure to consummate the closings by such date if at the time of such termination the respective sellers have fulfilled all of their conditions to closing such that we would then have been obligated to close the transaction. In addition, the parties have agreed that either party may terminate the agreements upon the payment to the other party of an amount which is equal to the Deposit related to such agreement, with no further liability after such termination and payment, provided that, we may elect to allow the sellers to retain the Deposit in lieu of making such payment.

In addition, we have agreed to pay the three sellers an aggregate incremental purchase price of $5.2 million (of which $2,964,000 is attributable to the stock purchase and $2,236,000 is attributable to the working interest asset purchase) should the properties obtain high-cost gas certification on or before December 31, 2005, which would provide for severance tax abatements on the properties. The operator of the properties filed for the abatement and we were recently notified that a portion of the properties did qualify, and are discussing the order from the Railroad Commission of Texas with the sellers to determine if it meets the requirements of the acquisition agreements. We plan to finance the planned acquisitions through borrowings under the unused portion of our credit facility, which is expected to increase as a result of these transactions and other recent activities since the last redetermination. On October 13, 2005, we consummated the Chapman Ranch Field asset acquisition. The cash purchase price at closing was $27.0 million, which will be adjusted for the results of operations pursuant to the closing adjustment provisions as described above. We also incurred a contingent liability for an incremental purchase price adjustment of $2.2 million relating to the incremental purchase price as described above. The stock purchase is expected to close on or before November 30, 2005.

On December 29, 2004 we successfully completed the acquisition of oil and natural gas properties located in south Texas for a final adjusted cash purchase price of $40.1 million, before other acquisition costs of approximately $135,200. The original purchase price of $50 million was subject to adjustment for the results of operations between the July 1, 2004 effective date and the December 29, 2004 closing date, pursuant to the post-closing adjustments provision. We financed the south Texas asset acquisition with proceeds from a public offering of our common stock under our then current shelf registration (see Note 3 to our consolidated financial statements). The properties acquired consist of 39 non-operated producing wells with working interests ranging from approximately 41% to 75% and net revenue interests ranging from 29% to 56%. The addition of these properties increased our production and activity levels during 2005. These properties, located primarily in Jim Hogg County, Texas and producing primarily from the Queen City formation, are in a geographic area that has been one of our most active and successful areas of focus in recent years. In addition to estimated proved reserves, our technical team identified a substantial number of additional drilling locations on undeveloped acreage with attractive exploitation and exploration potential, therefore, we allocated $6 million of the purchase price to the unproved property category, of which all was categorized as proved at September 30, 2005.

Divestitures - We regularly review our asset base for the purpose of identifying non-core assets, the disposition of which would increase capital resources available for other activities and create organizational and operational efficiencies. While we generally do not dispose of assets solely for the purpose of reducing debt, such dispositions can have the result of furthering our objective of financial flexibility through reduced debt levels. During the nine months ended September 30, 2005, there were no divestitures as compared to the first nine months of 2004, during which we divested oil and natural gas properties in Louisiana and equipment generating net proceeds of $45,000.

Outlook

We expect to continue our acquisition program as we seek to further our growth. During the first nine months of 2005, we initiated activities in the Fayetteville Shale in Arkansas and Floyd Shale in Mississippi and Alabama, a new focus for us. We expect our drilling program to increase from 49 wells (26.9 net) in 2004 to approximately 60 to 65 wells (33 to 36 net) in 2005. Our ability to materially increase the number of wells to be drilled beyond our original budget number is heavily dependent upon the timely access to oilfield services, particularly drilling rigs. The rig situation delayed the drilling of several wells causing delays in our forecasted growth in production. However, our expected production volumes combined with a strong commodity-pricing environment, that if sustained, as expected for the remainder of the year, is anticipated to produce record cash flow. We have closed one of the two Chapman Ranch Field acquisitions and expect the other acquisition to close during the fourth quarter, having an impact on our 2006 operations.

To help protect against the possibility that commodity prices do not remain at the current levels, we have entered into several hedges covering approximately 23% of our expected natural gas production and 33% of our expected crude oil production streams for the remainder of 2005 to offset the negative impact of potential downward price movements. We also put hedges in place during the third quarter 2005 that cover approximately 38% of our expected natural gas production and 35% of our expected crude oil production for 2006, including production expected as a result of both Chapman Ranch Field acquisitions. We may consider additional hedging opportunities in the future.

In order to manage our realized and anticipated growth, we increased our headcount from 51 employees as of December 31, 2004 to 58 employees as of September 30, 2005 and during the first half of 2005 we expanded our office space, resulting in increased G&A costs for 2005. We expect to continue to add to our staff levels for the remainder of 2005 in response to past and anticipated growth.

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

 “Ceiling” Test - The full-cost method of accounting for oil and gas properties requires a quarterly calculation of a limitation on capitalized costs, often referred to as a full-cost ceiling calculation. The ceiling is the discounted present value of our estimated total proved reserves adjusted for taxes and the impact of hedges on pricing, using a 10% discount rate. To the extent that our capitalized costs (net of accumulated depletion and deferred taxes) exceed the ceiling, the excess must be written off to expense. Once incurred, this impairment of oil and gas properties is not reversible at a later date even if oil and gas prices increase. No such impairment was required in the nine months ended September 30, 2005 and 2004. This calculation of our proved reserves could significantly impact our ceiling limitation used in determining whether an impairment of our capitalized costs is necessary. The ceiling calculation dictates that prices and costs in effect as of the last day of the period are generally held constant indefinitely. Therefore, the future net revenues associated with the estimated proved reserves are not based on our assessment of future prices or costs, but rather are based on prices and costs in effect as of the end of the period. Oil and natural gas prices used in the reserve valuation at September 30, 2005 were $66.24 per barrel and $13.92 per MMbtu.

Effect if different assumptions used: Units-of-production method to amortize our oil and natural gas properties - A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the quarter by approximately 10%.

“Ceiling” limitation test - The most likely factor to contribute to a ceiling test impairment is the price used to calculate the reserve limitation threshold. A significant reduction in the prices at a future measurement date could trigger a full-cost ceiling impairment. At September 30, 2005, we had a cushion (i.e. the excess of the ceiling over our capitalized costs) of $314.2 million. A 10% increase or decrease in prices used would have increased or decreased our cushion by approximately 22%. Our hedging program would serve to mitigate some of the impact of any price decline. Two of our hedges impacted the ceiling test this quarter. If the price was 10% higher, the ceiling would have decreased by approximately $22.9 million, and had we decreased the price by 10%, the ceiling would have decreased by approximately $10.7 million. Another likely factor to contribute to a ceiling test impairment is a revised estimate of reserves. A 10% increase or decrease in reserve volume would have increased or decreased our cushion by approximately 21%.

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

Assumptions/Approach Used: At September 30, 2005, we had $19.9 million allocated to unproved property. This allocation is based on the estimation by the technical team of whether the property has potential attributable reserves. Therefore, the assessment made by our technical team of the potential reserves will determine whether costs are moved from the unproved category to the full-cost pool for depletion or whether an impairment is taken.

Effect if different assumptions used: A 10% increase or decrease in the unproved property balance (i.e. transfer to full-cost pool) would have increased or decreased our depletion expense by approximately 1% for the quarter ended September 30, 2005.

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

Nature of Critical Estimate Item: Income Taxes - In accordance with the accounting for income taxes under SFAS No. 109, Accounting for Income Taxes, we have recorded a deferred tax asset and liability to account for the expected future tax benefits and consequences of events that have been recognized in our financial statements and our tax returns. There are several items that result in deferred tax asset and liability impact to the balance sheet, but the largest of which is income taxes and the impact of net operating loss (“NOL”) carryforwards. We routinely assess our ability to use all of our NOL carryforwards that resulted from substantial income tax deductions, prior year losses and acquisitions. We consider future taxable income in making such assessments.  If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, it is reduced by a valuation allowance.

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

Effect if different assumptions used: At September 30, 2005, a 10% change in the commodity price per unit, as long as the price is either above the ceiling or below the floor price, would cause the fair value total of our derivative financial instrument to increase or decrease by approximately $1.0 million.

Results of Operations

This section includes discussion of our results of operations for the three and nine-month periods ended September 30, 2005 as compared to the same periods of the prior year.  We are an independent energy company engaged in the exploration, development, acquisition and production of oil and natural gas.  Our resources and assets are managed and our results reported as one operating segment.  We conduct our operations primarily along the onshore United States Gulf Coast, with our primary emphasis in south Texas, Mississippi, Louisiana, and southeast New Mexico.

Our revenue is sensitive to changes in prices received for our products.  A substantial portion of our production is sold at prevailing market prices, which fluctuate in response to many factors that are outside of our control.  Imbalances in the supply and demand for oil and natural gas can have a dramatic effect on the prices we receive for our production.  Political instability and availability of alternative fuels could impact worldwide supply, while the economy, weather and other factors outside of our control could impact demand. During the third quarter, two large hurricanes impacted the Gulf Coast area, leaving significant damage to platforms in the Gulf and numerous onshore facilities related to our industry. As a result, both oil and natural gas prices increased. We were fortunate to only experience minor production deferrals as a result of these hurricanes.

Third Quarter 2005 Compared to the Third Quarter 2004

Revenue and Production

Total revenue increased 123% from the third quarter of 2004 to the comparable 2005 period.  For the third quarter of 2005 and 2004, our product mix contributed the following percentages of revenues and production:

	REVENUES (1)		PRODUCTION
	2005	2004	2005	2004
Natural Gas (Mcf)	83%	89%	78%	74%
Natural gas liquids (Bbls)	4%	8%	11%	14%
Crude oil (Bbl)	13%	3%	11%	12%

Total (Mcfe)	100%	100%	100%	100%

(1) Includes effect of hedging and derivative transactions.

The following table summarizes volume and price information with respect to our oil and gas production for the third quarter of 2005 and 2004:

			2005 Period Compared to 2004 Period
	Three Months Ended		$	%
	September 30,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
Production Volumes:
Natural gas (Mcf)	2,991,548	2,077,791	913,757	44%
Natural gas liquids (Bbls)	73,217	63,857	9,360	15%
Oil and condensate (Bbls)	70,029	56,415	13,614	24%
Natural gas equivalent (Mcfe)	3,851,024	2,799,423	1,051,601	38%
Average Sales Price:
Natural gas ($ per Mcf)(1)	$8.54	$5.74	$2.80	49%
Natural gas liquids ($ per Bbl)	$17.01	$16.27	$0.74	5%
Oil and condensate ($ per Bbl)(1)	$59.89	$39.17	$20.72	53%
Natural gas equivalent ($ per Mcfe)(1)	$8.04	$5.42	$2.62	48%
Natural gas equivalent ($ per Mcfe)(2)	$7.68	$4.73	$2.95	62%
Operating Revenue:
Natural gas (1)	$25,540,010	$11,933,309	$13,606,701	114%
Natural gas liquids	1,245,212	1,038,811	206,401	20%
Oil and condensate (1)	4,194,008	2,209,754	1,984,254	90%
Loss on hedging and derivatives	(1,394,503)	(1,939,409)	544,906	(28)%
Total	$29,584,727	$13,242,465	$16,342,262	123%

(1) Excludes the effect of hedging and derivative transactions.

(2) Includes the effect of hedging and derivative transactions.

Natural gas revenue, excluding hedging activity, increased 114% for the three months ended September 30, 2005 over the same period in 2004 due to significantly higher production and higher realized prices. Excluding the effect of hedges, the average natural gas sales price for production in the three months ended September 30, 2005 was $8.54 per Mcf compared to $5.74 per Mcf for the same period in 2004.  This increase in average price received resulted in increased revenue of approximately $8.4 million (based on current year production). Average natural gas production increased 44% from 2.1 Bcfe in the three months ended September 30, 2004 to 3.0 Bcfe in the comparable 2005 period due to production from new wells acquired on December 29, 2004 in south Texas, new wells drilled, primarily in our Encinitas, Gato Creek, southeast New Mexico and other acquired properties, partially offset by natural declines on other properties. The overall increase in production compared to the prior year period resulted in an increase in revenue of approximately $5.2 million (based on 2004 comparable period pre-hedge prices).

Revenue from the sale of NGLs increased 20% for the three months ended September 30, 2005 over the same period in 2004. Production volumes for NGLs increased 15%, from 63.9 MBbls for the three months ended September 30, 2004 to 73.2 MBbls for the three months ended September 30, 2005 due primarily to increased production from new wells at Encinitas and Gato Creek, partially offset by natural declines on other properties. The increase in NGL production increased revenue by approximately $152,300 (based on 2004 comparable period average prices).  Higher average realized prices for the three months ended September 30, 2005 resulted in an increase in revenue of approximately $54,100 (based on current year production).  The average realized price for NGLs for the three months ended September 30, 2005 was $17.01 per barrel compared to $16.27 per barrel for the same period in 2004.

Revenue from the sale of oil and condensate, excluding derivative activity, increased 90% for the three months ended September 30, 2005 as compared to the comparable prior year period in 2004 due to the higher price environment and increased production. The average realized price for oil and condensate before the derivative losses for the three months ended September 30, 2005 was $59.89 per barrel compared to $39.17 per barrel in the same period of 2004.  These higher average prices for the three months ended September 30, 2005 resulted in an increase in revenue of approximately $1.5 million (based on current year production).  Production volumes increased due primarily to production from the south Texas asset acquisition that closed on December 29, 2004, as well as new wells drilled on our New Mexico and other acquired properties. The increase in oil and condensate production resulted in an increase in revenue of approximately $0.5 million (based on 2004 comparable period average prices).

Total revenues were reduced by realized and unrealized losses related to our natural gas hedges and oil derivatives. For the three months ended September 30, 2005, we recorded $0.6 million of realized losses on oil derivatives settlements and $0.2 million of unrealized gains representing the change in the mark-to-market fair value of our outstanding oil derivative contracts. These net losses account for a $6.11 per barrel decrease in the realized oil price for the three months ended September 30, 2005 from $59.89 per barrel to $53.78 per barrel. We did not apply hedge accounting to these transactions (see Note 7 to our consolidated financial statements).  This compares to $0.3 million of realized losses on oil derivatives settlements and $1.4 million of unrealized losses representing the change in the mark-to-market fair value of our outstanding oil derivative contracts for the three months ended September 31, 2004. These net losses account for a $30.87 per barrel decrease in the realized oil price for the three months ended September 30, 2004 from $39.17 per barrel to $8.30 per barrel. We also recorded $1.0 million of settlements, representing a decrease of $0.32 per Mcf, on our natural gas hedges for the three months ended September 30, 2005.  We had no settlement impact from expiring natural gas hedge contracts for the three months ended September 30, 2004, but recognized $0.2 million of the premium paid for a natural gas hedge entered into in 2003, representing $0.10 per Mcf. Should commodity prices move outside the bounds of our collars, it could materially affect our revenues.

Costs and Operating Expenses

The table below presents a detail of our expenses for the three months ended September 30, 2005 and 2004:

			2005 Period Compared to 2004 Period
	Three Months Ended		$	%
	September 30,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)

Oil and natural gas operating expenses	$2,369,882	$1,176,732	$1,193,150	101%
Severance and ad valorem taxes	1,845,462	891,194	954,268	107%
Depreciation, depletion, amortization and accretion:
Oil and gas property and equipment	8,209,512	5,002,010	3,207,502	64%
Other assets	67,745	103,815	(36,070)	(35)%
ARO accretion	34,027	27,627	6,400	23%
General and administrative:
Deferred compensation – repriced options	1,758,848	(153,808)	1,912,656	1,244%
Deferred compensation – restricted stock	273,057	143,500	129,557	90%
Bad debt expense	54,157	—	54,157	*
Other general and administrative	2,470,611	1,844,062	626,549	34%
	17,083,301	9,035,132	8,048,169	89%
Other expense, net	8,096	50,065	(41,969)	(84)%
Total	$17,091,397	$9,085,197	$8,006,200	88%

*Not meaningful.

Oil and natural gas operating expenses are the day-to-day costs incurred to bring hydrocarbons out of the ground and to the market, combined with the daily costs incurred to maintain our producing properties. For the three months ended September 30, 2005 these costs on an absolute basis increased 101% over the same period of 2004. A substantial portion of this cost increase can be attributed to our increased production. On an Mcfe basis, costs have increased 48% from $0.42 per Mcfe for the three months ended September 30, 2004 to $0.62 per Mcfe for the three months ended September 30, 2005. The December 29, 2004 south Texas asset acquisition of producing properties contributed 44% of the increase in costs and new wells drilled since September 30, 2004 further increased the costs for the three months ended September 30, 2005 compared to the prior year. We are experiencing increased costs due to increased demand for oil field products and services. The oil and natural gas industry tends to be cyclical in nature and the demand for goods and services of oil field companies, suppliers and others associated with the industry can put extreme pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do associated costs. When commodity prices decline, associated costs do not necessarily decline at the same rate.

Severance and ad valorem taxes for the three months ended September 30, 2005 increased 107% from the same period of 2004.  Severance tax expense for the three months ended September 30, 2005 was 106% higher than the comparable prior year period as a result of higher revenue. Our severance tax expense is levied on our oil and gas revenue dollars (excluding hedging and derivative impact), so if commodity prices remain high, we expect to continue to incur higher severance tax expense. For the three months ended September 30, 2005, severance tax expense was approximately 5.3% of revenue subject to severance taxes compared to 5.2% of revenue subject to severance taxes for the comparable 2004 period. Ad valorem tax expense for the three months ended September 30, 2005 was impacted by increased accruals for the estimated costs related to the addition of the south Texas properties acquired on December 29, 2004. On an equivalent basis, severance and ad valorem taxes averaged $0.48 per Mcfe and $0.32 per Mcfe for the three months ended September 30, 2005 and 2004, respectively.

Depletion, depreciation, and amortization (“DD&A”) represents the systematic expensing of capital costs. As a full cost company, we capitalize all costs associated with our acquisition, exploration and development efforts, and apportion these costs to each unit of production through depletion expense. Other assets represent non-oil and gas assets such as furniture, computers and leasehold improvements in our corporate office that are capitalized and apportioned to expense using straight line depreciation. Accretion expense is the systematic accretion of future abandonment costs of our properties. For the three months ended September 30, 2005, DD&A and accretion expense totaled $8.3 million compared to $5.1 million for the same period of 2004.  Depletion on our oil and natural gas properties increased 64% for the three months ended September 30, 2005 compared to the same period of 2004 due to an increase in production levels and in the unit-of-production depletion rate from $1.79 per Mcfe for the three months ended September 30, 2004 as compared to $2.13 per Mcfe in the same period in 2005. The increase in depletion expense from the higher production levels in the three months ended September 30, 2005 as compared to the same period of 2004 resulted in an increase in expense of approximately $1.9 million. The increase in depletion rate for the three months ended September 30, 2005 compared to the same period of 2004 added approximately $1.3 million in depletion expense. Our depletion rate has increased due to increased spending on our drilling program with disproportionate reserve additions. Depreciation of other assets for the three months ended September 30, 2005 decreased 35% compared to the same prior year period due to several larger depreciable assets that became fully depreciated by year-end 2004 and are not currently contributing to expense. Accretion expense associated with our asset retirement obligations for the three months ended September 30, 2005 increased 23% over the same prior year period for the new obligations incurred from the wells drilled and acquired since September 30, 2004.

G&A expense includes overhead, payroll and benefits of our corporate staff, costs of maintaining our headquarters, managing our production and development operations and legal compliance. Total G&A for the three months ended September 30, 2005 was $4.6 million, an increase of 148% compared to the same prior year period total of $1.8 million. Pursuant to FIN 44 discussed in Note 1 to the consolidated financial statements, G&A costs include deferred compensation related to repriced options, deferred compensation related to restricted stock grants and other G&A costs. A FIN 44 charge of $1.8 million was incurred for the three months ended September 30, 2005 compared to a credit of $0.2 million in the same period of 2004. Amortization related to restricted stock awards granted over the past three years totaled $0.3 million and $0.1 million, respectively, for the three months ended September 30, 2005 and 2004. The increase relates to new grants that have occurred since the September 30, 2004. We recorded $54,157 of bad debt expense during the third quarter 2005 to increase our allowance for doubtful accounts receivable, joint interest owners. We then wrote off approximately $0.1 million of accounts receivable, joint interest owners, that had been reserved in the past and were now deemed uncollectible.  Other G&A for the three months ended September 30, 2005, which does not include the deferred compensation expenses discussed above, totaled $2.5 million, a 34% increase from the comparable 2004 period total of $1.8 million. The increase in other G&A was attributable to higher salaries and benefits, due in part to higher staffing levels, as well as higher rent expense for additional office space, higher board of director compensation, higher franchise taxes and higher professional fees for auditors and lawyers, partially offset by reductions in fees paid to consultants for Sarbanes-Oxley implementation. For the three months ended September 30, 2005 and 2004, overhead reimbursement fees reduced G&A costs by $24,819 and $49,716, respectively. We capitalize G&A expense directly related to our acquisition, exploration and development activities. Capitalized G&A costs further reduced other G&A by $0.7 million and $0.6 million for the three months ended September 30, 2005 and 2004, respectively.  Other G&A on a unit of production basis for the three months ended September 30, 2005 was $0.64 per Mcfe compared to $0.66 per Mcfe for the comparable 2004 period.

Other expense for the three months ended September 30, 2005 excludes interest expense because 100% of our interest expense for the quarter was capitalized as compared to only a portion being capitalized in the same 2004 period. We incurred higher interest costs for the three months ended September 30, 2005 than for the same period of 2004 due to commitment fees for borrowing base increases and fees on available funds that is a new charge associated with our credit facility in 2005, but we capitalized all of this interest expense as a result of our unproved property balance exceeding our debt balance.

	For the Three Months Ended September 30,
	2005	2004

Gross interest	$262,835	$188,843
Less: Capitalized interest	(262,835)	(166,639)
Interest expense, net	$—	$22,204

Weighted Average Debt	$14,228,261	$19,000,000

We also recorded amortization of deferred loan costs related to our amended credit facility during the three months ended September 30, 2005 and 2004, as well as interest income earned on our outstanding daily cash balances.

We are subject to state and federal income taxes and although we are currently generating taxable income for financial reporting purposes, we are not in a federal income tax paying position as a result of deducting intangible drilling costs (“IDC”) that reduce our taxable income for income tax purposes and NOL carryforwards that offset any remaining taxable income. A deferred income tax provision was recorded for the three months ended September 30, 2005 and 2004 of $4.4 million and $1.5 million, respectively. The increase resulted from higher pre-tax income in 2005 as compared to 2004.

For the three months ended September 30, 2005, we had net income of $8.1 million, or $0.47 basic earnings per share and $0.45 diluted earnings per share, as compared to net income of $2.7 million, or $0.21 basic earnings per share and $0.20 diluted earnings per share in the comparable 2004 period. Basic weighted average shares outstanding increased for the three months ended September 30, 2005 over the same period 2004 primarily due to the stock offering completed in December 2004 and the related over-allotment exercise in January 2005. We issued a total of 4,025,000 shares in these transactions.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Revenue and Production

Total revenue increased 75% from the first nine months of 2004 to the comparable 2005 period.  For the nine months ended September 30, 2005 and 2004, our product mix contributed the following percentages of revenues and production:

	REVENUES (1)		PRODUCTION
	2005	2004	2005	2004
Natural Gas (Mcf)	82%	84%	76%	76%
Natural gas liquids (Bbls)	5%	7%	12%	13%
Crude oil (Bbl)	13%	9%	12%	11%

Total (Mcfe)	100%	100%	100%	100%

(1) Includes effect of hedging and derivative transactions.

The following table summarizes volume and price information with respect to our oil and gas production for the nine-month periods ended September 30, 2005 and 2004:

			2005 Period Compared to 2004 Period
	Nine Months Ended		$	%
	September 30,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
Production Volumes:
Natural gas (Mcf)	9,276,710	6,797,836	2,478,874	36%
Natural gas liquids (Bbls)	240,456	190,944	49,512	26%
Oil and condensate (Bbls)	232,623	156,075	76,548	49%
Natural gas equivalent (Mcfe)	12,115,184	8,879,950	3,235,234	36%
Average Sales Price:
Natural gas ($ per Mcf)(1)	$6.99	$5.67	$1.32	23%
Natural gas liquids ($ per Bbl)	$17.22	$15.40	$1.82	12%
Oil and condensate ($ per Bbl)(1)	$52.10	$36.70	$15.40	42%
Natural gas equivalent ($ per Mcfe)(1)	$6.70	$5.32	$1.38	26%
Natural gas equivalent ($ per Mcfe)(2)	$6.50	$5.06	$1.44	28%
Operating Revenue:
Natural gas (1)	$64,875,582	$38,535,571	$26,340,011	68%
Natural gas liquids	4,140,581	2,939,992	1,200,589	41%
Oil and condensate (1)	12,120,043	5,728,237	6,391,806	112%
Loss on hedging and derivatives	(2,397,181)	(2,299,274)	(97,907)	4%
Total	$78,739,025	$44,904,526	$33,834,499	75%

(1) Excludes the effect of hedging and derivative transactions.

(2) Includes the effect of hedging and derivative transactions.

Natural gas revenue, excluding hedging activity, increased 68% for the nine months ended September 30, 2005 over the same period in 2004 due to significantly higher production and higher realized prices. Average natural gas production increased 36% from 6.8 Bcfe in the nine months ended September 30, 2004 to 9.3 Bcfe in the comparable 2005 period due to production from new wells acquired on December 29, 2004 in south Texas, new wells drilled, primarily on our Encinitas, Gato Creek, southeast New Mexico and other acquired properties, partially offset by natural declines on other properties. The overall increase in production compared to the prior year period resulted in an increase in revenue of approximately $14.0 million (based on 2004 comparable period pre-hedge prices).  Excluding the effect of hedges, the average natural gas sales price for production in the nine months ended September 30, 2005 was $6.99 per Mcf compared to $5.67 per Mcf for the same period in 2004.  This increase in average price received resulted in increased revenue of approximately $12.3 million (based on current year production).

Revenue from the sale of NGLs increased 41% for the nine months ended September 30, 2005 over the same period in 2004. Production volumes for NGLs increased 26%, from 190.9 MBbls for the nine months ended September 30, 2004 to 240.5 MBbls for the nine months ended September 30, 2005 due primarily to increased production from new wells at Encinitas and Gato Creek, partially offset by natural declines on our other properties. The increase in NGL production increased revenue by approximately $0.8 million (based on 2004 comparable period average prices).  Higher average realized prices for the nine months ended September 30, 2005 resulted in an increase in revenue of approximately $0.4 million (based on current year production).  The average realized price for NGLs for the nine months ended September 30, 2005 was $17.22 per barrel compared to $15.40 per barrel for the same period in 2004.

Revenue from the sale of oil and condensate, excluding derivative activity, increased 112% for the nine months ended September 30, 2005 as compared to the comparable prior year period in 2004 due to higher price environment and increased production. The average realized price for oil and condensate before the derivative losses for the nine months ended September 30, 2005 was $52.10 per barrel compared to $36.70 per barrel in the same period of 2004.  These higher average prices for the nine months ended September 30, 2005 resulted in an increase in revenue of approximately $3.6 million (based on current year production).  Production volumes for oil and condensate increased 49% to 232.6 MBbls for the nine months ended September 30, 2005 compared to 156.1 MBbls for the same prior year period due primarily to production from the south Texas asset acquisition that closed on December 29, 2004, as well as new wells drilled on our Miller, Encinitas and Gato Creek properties. The increase in oil and condensate production resulted in an increase in revenue of approximately $2.8 million (based on 2004 comparable period average prices).

Revenues were reduced by realized and unrealized losses related to our natural gas hedges and oil derivatives. For the nine months ended September 30, 2005, we recorded $1.2 million of realized losses on oil derivatives settlements and $0.4 million of unrealized losses representing the change in the mark-to-market fair value of our outstanding oil derivative contracts. These net losses account for a $6.82 per barrel decrease in the realized oil price for the nine months ended September 30, 2005 from $52.10 per barrel to $45.28 per barrel. We did not apply hedge accounting to these transactions (see Note 7 to our consolidated financial statements).  This compares to $0.4 million of realized losses on oil derivatives settlements and $1.3 million of unrealized losses representing the change in the mark-to-market fair value of our outstanding oil derivative contracts for the nine months ended September 30, 2004. These net losses account for a $10.67 per barrel decrease in the realized oil price for the nine months ended September 30, 2004 from $36.70 per barrel to $26.03 per barrel. We also recorded $0.8 million of settlements, representing a decrease of $0.09 per Mcf, on our natural gas hedges for the nine months ended September 30, 2005.  This compares to $0.2 million of settlements and recognition of $0.4 million of the premium paid for a natural gas hedge entered into in 2003, representing an aggregate $0.09 per Mcf decrease in the price realized during the first nine months of 2004. Should commodity prices move outside the bounds of our collars, it could materially affect our revenues.

Costs and Operating Expenses

The table below presents a detail of our expenses for the nine months ended September 30, 2005 and 2004:

			2005 Period Compared to 2004 Period
	Nine Months Ended		$	%
	September 30,		Increase	Increase
	2005	2004	(Decrease)	(Decrease)

Oil and natural gas operating expenses	$6,414,396	$3,601,898	$2,812,498	78%
Severance and ad valorem taxes	5,496,787	3,146,116	2,350,671	75%
Depreciation, depletion, amortization and accretion:
Oil and gas property and equipment	25,589,349	15,154,311	10,435,038	69%
Other assets	195,006	282,815	(87,809)	(31)%
ARO accretion	101,556	80,128	21,428	27%
General and administrative:
Deferred compensation – repriced options	1,930,493	1,294,677	635,816	49%
Deferred compensation – restricted stock	679,401	354,600	324,801	92%
Bad debt expense	65,157	—	65,157	*
Other general and administrative	7,306,749	5,476,342	1,830,407	33%
	47,778,894	29,390,887	18,388,007	63%
Other expense, net	22,691	332,101	(309,410)	(93)%
Total	$47,801,585	$29,722,988	$18,078,597	61%

*Not meaningful

Oil and natural gas operating expenses for the nine months ended September 30, 2005 increased 78% over the same period of 2004. A significant portion of this cost increase can be attributed to our increased production. On a Mcfe basis, costs have increased 29% from $0.41 per Mcfe for the nine months ended September 30, 2004 to $0.53 per Mcfe for the nine months ended September 30, 2005. The December 29, 2004 south Texas asset acquisition of producing properties contributed approximately 44% of the increase in costs and new wells drilled since September 30, 2004 further increased the costs for the nine months ended September 30, 2005 compared to the prior year.  During the first nine months of 2005, we also recognized higher expenses attributable to the fourth quarter 2004 than originally estimated in our year-end accruals for our Encinitas, Gato Creek and other acquired properties, which equated to approximately 16% of the increase in costs. We also experienced increased costs on our Gato Creek properties for the addition of 10 new wells since September 30, 2004, which equates to 21% of the increase. Again, costs are increasing due to increased demand for oil field products and services. The oil and natural gas industry tends to be cyclical in nature and the demand for goods and services of oil field companies, suppliers and others associated with the industry can put extreme pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do all associated costs. When commodity prices decline, associated costs do not necessarily decline at the same rate.

Severance and ad valorem taxes for the nine months ended September 30, 2005 increased 75% from the same period in 2004.  Severance tax expense for the nine months ended September 30, 2005 was 67% higher than the comparable prior year period as a result of higher revenue. Our severance tax expense is levied on our oil and gas revenue dollars (excluding hedging and derivative impact), so if commodity prices remain high, we expect to continue to incur higher severance tax expense. For the nine months ended September 30, 2005, severance tax expense was approximately 5.8% of revenue subject to severance taxes compared to 6.0% of revenue subject to severance taxes for the comparable 2004 period. Ad valorem tax expense for the nine months ended September 30, 2005 was impacted by increased accruals for the estimated costs related to the addition of the south Texas properties acquired on December 29, 2004.  On an equivalent basis, severance and ad valorem taxes averaged $0.45 per Mcfe and $0.35 per Mcfe for the nine months ended September 30, 2005 and 2004, respectively.

DD&A and accretion expense for the nine months ended September 30, 2005 totaled $25.9 million compared to $15.5 million for the nine months ended September 30, 2004.  Depletion on our oil and natural gas properties increased 69% for the nine months ended September 30, 2005 compared to the same period of 2004 due to an increase in production levels and in the unit-of-production depletion rate from $1.71 per Mcfe in the nine months ended September 30, 2004 as compared to $2.11 per Mcfe in the comparable 2005 period. The increase in depletion expense from the higher production levels in the nine months ended September 30, 2005 as compared to the same period of 2004 resulted in an increase in expense of approximately $5.5 million. The increase in depletion rate for the nine month ended September 30, 2005 compared to the same prior year period added approximately $4.9 million in depletion expense. Our depletion rate has increased due to increased spending on our drilling program with disproportionate reserve additions. Depreciation on other assets decreased 31% compared to the nine months ended September 30, 2004 due to several larger depreciable assets that became fully depreciated by year-end 2004 and are not currently contributing to expense. Accretion expense associated with our asset retirement obligations for the nine months ended September 30, 2005 increased 27% over the same prior year period for the new obligations incurred from the wells drilled in 2004 and 2005, as well as those south Texas properties acquired on December 29, 2004.

Total G&A for the nine months ended September 30, 2005 was $10.0 million, an increase of 40% compared to the prior year nine months total of $7.1 million. A FIN 44 charge of $1.9 million was incurred for the nine months ended September 30, 2005 compared to $1.3 million in the same period of 2004. Amortization related to restricted stock awards granted over the past three years totaled $0.7 million and $0.4 million, respectively, for the nine months ended September 30, 2005 and 2004. The increase relates to new grants that have occurred since September 30, 2004. We recorded $65,157 of bad debt expense and wrote off approximately $0.1 million in JIB Accounts Receivable deemed uncollectible. Other G&A for the nine months ended September 30, 2005, which does not include the deferred compensation expenses discussed above, totaled $7.3 million, a 33% increase from the comparable 2004 period total of $5.5 million. The increase in other G&A was attributable to higher salaries and benefits, due in part to higher staffing levels, as well as higher rent expense for additional office space, higher board of director compensation, increased audit and Sarbanes-Oxley 404 audit fees, franchise tax expense and costs relating to strategic planning. For both the nine months ended September 30, 2005 and 2004, overhead reimbursement fees reduced G&A costs by $0.2 million. Capitalized G&A costs further reduced other G&A by $2.0 million and $1.6 million for the nine months ended September 30, 2005 and 2004, respectively.  Other G&A on a unit of production basis for the nine months ended September 30, 2005 was $0.60 per Mcfe compared to $0.62 per Mcfe for the comparable 2004 period.

Other expense for the nine months ended September 30, 2005 excludes interest expense because 100% of our interest expense for the nine months ended September 30, 2005 was capitalized as compared to only a portion of interest expense in the same 2004 period. We incurred higher interest costs for the nine months ended September 30, 2005 than for the same period of 2004 due to higher commitment fees and higher interest rates, but we capitalized all of our expense as a result of our unproved property balance exceeding our outstanding debt balance.

	For the Nine Months Ended September 30,
	2005	2004

Gross interest	$742,924	$620,005
Less: Capitalized interest	(742,924)	(378,118)
Interest expense, net	$—	$241,887

Weighted Average Debt	$12,487,179	$19,806,569

We also recorded amortization of deferred loan costs related to our amended credit facility during the nine months ended September 30, 2005 and 2004, as well as interest income earned on our outstanding daily cash balances.

An income tax provision was recorded for the nine months ended September 30, 2005 and 2004 of $10.9 million and $5.4 million, respectively. The increase resulted from higher pre-tax income in 2005 as compared to 2004.

For the nine months ended September 30, 2005, we had net income of $20.1 million, or $1.17 basic earnings per share and $1.13 diluted earnings per share, as compared to net income of $9.8 million, or $0.76 basic earnings per share and $0.73 diluted earnings per share in the comparable 2004 period. Basic weighted average shares outstanding increased for the nine months ended September 30, 2005 over the same period 2004 primarily due to the stock offering completed in December 2004 and the related over-allotment exercise in January 2005. We issued a total of 4,025,000 shares in these transactions.

Liquidity and Capital Resources

Our primary ongoing source of capital is the cash flow generated from our operating activities supplemented by borrowings under our credit facility.  Net cash generated from operating activities is a function of production volumes, commodity prices (which are inherently volatile and unpredictable), operating efficiency and capital spending. Our business, as with other extractive industries, is a depleting one in which each gas equivalent unit produced must be replaced or our business, and a critical source of our future liquidity, will shrink. Our overall existing production has a decline rate of approximately 20% per year.  Less predictable than production declines from our proved reserves is the impact of constantly changing oil and natural gas prices on cash flows and, therefore capital budgets.  We attempt to mitigate the price risk with our hedging program. Reserves and production volumes are influenced, in part, by the amount of future capital expenditures. In turn, capital expenditures are influenced by many factors including drilling results, oil and gas prices, industry conditions, availability and prices of goods and services and the extent to which oil and gas properties are acquired.

Our primary needs for capital are for exploration, development and acquisition of oil and gas properties, and the repayment of principal and interest on outstanding debt. We attempt to fund our exploration and development activities primarily through internally generated cash flows and budget capital expenditures based on projected cash flows.  We routinely adjust capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, and cash flow. We have historically used our credit facility to supplement any deficiencies between operating cash flow and capital expenditures. We typically fund acquisitions from borrowings under our credit facility, cash flow from operations and sales of common stock. The Chapman Ranch Field acquisitions are expected to be funded with borrowings under our current credit facility.

Significant changes to working capital may affect our liquidity in the short term. The increase in the derivative instrument liability is indicative of potential future cash settlements on our hedge positions as the months settle. The fair market value of our outstanding hedge and derivative contracts is reflected on the balance sheet as a liability for the positions with each of our two counterparties. This hedge and derivative financial instrument is a liability because the future strip commodity prices exceed the price caps on our contracts at the balance sheet date, such that if the contracts were to settle at the balance sheet date we would have significant losses. The fair market value represents the potential settlement for those contracts if the market prices remain unchanged, but should commodity prices increase or decrease, the fair value of those outstanding contracts would change and the settlements at maturity would also change.. When our hedges and derivatives require cash settlement to be paid by Edge, we are receiving higher cash inflows on the sale of unhedged production at higher prices, therefore the use of those funds would adequately cover any derivative and hedge payments when they come due.

After considering the impact of these working capital changes and our forecasts of future results of operations, we believe that cash flows from operating activities, as supplemented by borrowings on our credit facility, combined with our ability to control the timing of the majority of our future exploration and development requirements will provide us with the flexibility and liquidity to meet our planned capital requirements for 2005. In addition, our credit facility had $50.0 million available at September 30, 2005 for general corporate purposes, exploratory and developmental drilling and acquisitions of oil and gas properties. On October 12, 2005 we borrowed $26.0 million in order to fund the first of the Chapman Ranch Field acquisitions that closed on October 13, 2005, therefore we now have $46.0 million outstanding under our credit facility, with $24.0 million available to borrow. Our lender is currently redetermining our borrowing base, and we expect it to increase as a result of the recently completed Chapman Ranch Field acquisition and our recent successful drilling activities. The maturity date for the credit facility is December 31, 2007.

During 2004 and early 2005, we realized increased cash flows as a result of our public stock offerings and activity in stock option and warrant exercises. Most significantly were the net proceeds of $47.8 million that we received, before direct costs of $0.6 million, from our December 2004 offering of our common stock and the related exercise of the underwriter’s over-allotment option for 525,000 additional shares of our common stock, resulting in an additional $7.2 million of net proceeds to us in January 2005. We typically do not rely on proceeds from offerings and the exercise of warrants and stock options to sustain our business as they are unpredictable events.

We had cash and cash equivalents at September 30, 2005 of $3.8 million consisting primarily of short-term money market investments, as compared to $2.3 million at December 31, 2004.  Working capital was $8.4 million as of September 30, 2005, as compared to $9.0 million at December 31, 2004. We had $20.0 million outstanding under the credit facility at September 30, 2005 and December 31, 2004. We paid down debt early in 2005 with proceeds we received from the exercise of the underwriter’s over-allotment option (see discussion above), and borrowed again in the fourth quarter 2005 (see discussion above) to fund the first of the Chapman Ranch Field acquisitions.

Net Cash Provided By Operating Activities

Cash flows provided by operating activities were $56.2 million for the nine months ended September 30, 2005 compared to $34.4 million for the nine months ended September 30, 2004. The increase in cash flows provided by operating activities for the nine months ended September 30, 2005 compared to 2004 was primarily due to higher oil and gas production revenue partially offset by higher operating expense.  Although fluctuations in commodity prices have been the primary reason for our short-term changes in cash flow from operating activities, increased production volumes significantly impacted us in the past few quarters. In an effort to reduce the volatility realized on commodity prices, we enter into derivative instruments.  Due to inflated crude oil market pricing, the impact related to the derivatives for the first nine months of 2005 has been negative, as the prices have exceeded the highs we originally expected. We have realized the benefit of these high prices on our crude oil production, but also realized the negative impact from $1.2 million of cash settlements on our crude oil derivatives. We have also paid $0.8 million of net cash settlements on our natural gas hedges due to the natural gas market prices rising above our hedge ceilings. Overall, oil and gas production revenue increased for the nine months ended September 30, 2005 as compared to the same period in 2004 with a 36% increase in production and a 28% increase in the average net price received for our production.

Net Cash Used In Investing Activities

We reinvest a substantial portion of our cash flows from operating activities in our drilling, acquisition, land and geophysical activities.  As a result, we used $61.9 million in investing activities during the first nine months of 2005. Capital expenditures of $45.1 million were attributable to our drilling program. In addition to drilling that was in progress at year-end 2004, we drilled 40 gross wells during the nine months ended September 30, 2005, all but two of which were successful. Leasehold acquisitions, including seismic data and other geological and geophysical expenditures totaled $11.6 million and acquisition costs totaled $4.6 million for the nine months ended September 30, 2005. The remaining capital expenditures were associated with computer hardware and office equipment. During the nine months ended September 30, 2004, we used $36.0 million in investing activities. We incurred capital expenditures of $32.9 million attributable to the drilling of 30 gross wells, 23 of which were successful.  Leasehold acquisitions, including seismic data and other geological and geophysical expenditures, totaled $2.6 million and acquisition costs totaled $0.1 million for the nine months ended September 30, 2004. The remaining capital expenditures were associated with computer hardware and office equipment.  Proceeds from the sale of oil and gas properties totaled $45,000 during the nine months ended September 30, 2004.

We currently anticipate our 2005 capital expenditures, before the effect of the Chapman Ranch Field acquisitions, to be in the range of $92-$96 million. Approximately $70.7 million is allocated to our expected drilling and production activities; $14.3 million is allocated to land, legal and seismic activities; $1.4 million to acquisitions (not including the Chapman Ranch Field acquisitions) and $5.5 million relates to capitalized interest and G&A and other. Based upon current expectations for production volumes and commodity prices, we expect to fund these capital expenditures from internally generated cash from operating activities. We will fund the Chapman Ranch Field acquisitions with borrowings under our credit facility. We do not explicitly budget for acquisitions; however, we do spend considerable effort evaluating acquisition opportunities. We typically fund acquisitions through traditional oil and gas reserve-based bank debt and the issuance of common stock and, if required, through additional debt and equity financings and production payment financings. We currently have $46.0 million outstanding under our credit facility, after borrowing $26.0 million to fund the first of the Chapman Ranch Field acquisitions in October 2005. This leaves us with $24.0 million of unused borrowing capacity under our credit facility, which is currently being redetermined, and $390 million of unused capacity under our current shelf registration statement. After giving effect to the Chapman Ranch Field acquisitions and our ongoing drilling activities, we expect our total 2005 capital spending program to be approximately $157 million.

Net Cash Provided By Financing Activities

Cash flows provided by financing activities totaled $7.2 million for the nine months ended September 30, 2005. We received $7.2 million in proceeds from the issuance of common stock related to the exercise of the over-allotment option on our December 21, 2004 public offering and stock options exercised in the first nine months of 2005. Cash flows provided by financing activities totaled $2.7 million for the nine months ended September 30, 2004, and included net borrowings of $1.0 million under our credit facility, $2.2 million of net proceeds from the issuance of common stock, less deferred loan costs of $0.4 million associated with amending the credit facility after the Miller merger.

Due to our active exploration, development and acquisition activities, we have experienced and expect to continue to experience substantial working capital requirements. We intend to fund our total projected 2005 capital expenditures, including acquisitions, commitments and working capital requirements through cash flows from operations and borrowings under our credit facility. We believe we will be able to generate capital resources and liquidity sufficient to fund our capital expenditures and meet such financial obligations as they come due.

Credit Facility

In March 2004, but effective December 31, 2003, the Company entered into a new amended and restated credit facility (the “Credit Facility”) which permits borrowings up to the lesser of (i) the borrowing base or (ii) $100 million.  Borrowings under the Credit Facility bear interest at a rate equal to prime plus 0.50% or LIBOR plus 2.25%. Commitment fees of 0.25% to 0.50% accrue on the unused portion of the borrowing base, depending on the utilization percentage, and are included as a component of interest expense. As of September 30, 2005, $20.0 million in borrowings were outstanding under the Credit Facility and our interest rate was 5.69%. On June 30, 2005, we entered into a short term fixed rate LIBOR agreement, which reduced our interest rates. The Credit Facility matures December 31, 2007 and is secured by substantially all of the Company’s assets.

Effective December 2004, the borrowing base under the Credit Facility was increased from $48.0 million to $65.0 million as a result of the south Texas asset acquisition that closed December 29, 2004 and our drilling activities since the last redetermination. On May 31, 2005, the borrowing base was increased from $65.0 million to $70.0 million and the maturity date was extended from December 31, 2006 to December 31, 2007 and the interest rate margins were reduced from previous levels. The borrowing base is currently being redetermined by our lenders. Based on the increase in our borrowing base, our available borrowing capacity at September 30, 2005 was $50.0 million.

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

We completed an offering on December 21, 2004 of 3.5 million shares of our common stock under our initial shelf registration statement, which generated net proceeds to us, before direct costs of the offering, of $47.8 million. These funds were used to finance the south Texas asset acquisition that closed on December 29, 2004 with a final adjusted purchase price of $40.1 million, before other acquisition costs, and fund the costs of the offering and other general corporate purposes. On January 5, 2005, the underwriters exercised their over-allotment option for an additional 525,000 shares of common stock, which generated net proceeds to us of $7.2 million. These funds were used to reduce our outstanding debt. Each of these sales was made under our shelf registration statement. At September 30, 2005, we had $390 million remaining for issuance under our new shelf registration statement.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Contractual Cash Obligations

In September 2005, we executed two separate and definitive agreements to purchase 100% of the stock of a private company that owns certain working interests in the Chapman Ranch Field in Nueces County, Texas and additional working interests in that field from two other private companies for a cash purchase price, before adjustment, of $62.8 million. We will fund those obligations at their respective closings with borrowings under our current credit facility. Except as mentioned here, there were no other material changes outside the ordinary course of our business in lease obligations or other contractual obligations since December 31, 2004.

Risk Management Activities – Derivatives & Hedging

Due to the instability of oil and natural gas prices, we may enter into, from time to time, price-risk management transactions (e.g., swaps, collars and floors) for a portion of our oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from commodity price fluctuations.  While the use of these arrangements limit our ability to benefit from increases in the price of oil and natural gas, it also reduces our potential exposure to adverse price movements.  Our arrangements, to the extent we enter into any, apply to only a portion of our production, provide only partial price protection against declines in oil and natural gas prices and limits our potential gains from future increases in prices. We also use price-risk management transactions to protect forward pricing as a bidding strategy with respect to acquisition offers and execution. None of these instruments are used for trading purposes. On a quarterly basis, our management sets all of our price-risk management policies, including volumes, types of instruments and counterparties. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation and concurrence by the Chief Executive Officer. Our Board of Directors monitors the Company’s price-risk management policies and trades.

All of these price-risk management transactions are considered derivative instruments and accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” These derivative instruments are intended to hedge our price risk and may be considered hedges for economic purposes, but certain of these transactions may not qualify for special cash flow hedge accounting. Therefore, depending on the type of transaction and the circumstances, different accounting treatment may apply to the timing and location of the income statement impact, but all derivatives are recorded on the balance sheet at fair value. The following table provides additional information regarding the Company’s various derivative and hedging transactions that were recorded at fair value on the balance sheet as of September 30, 2005.

Fair value of contracts outstanding at December 31, 2004	$1,356,482
Contracts realized or otherwise settled during the period	(1,257,235)
Fair value of new contracts when entered into during 2005:
Asset	—
Liability	(7,809,080)
Changes in fair values attributable to changes in valuation techniques and assumptions	(3,189,062)
Other changes in fair values	—
Fair values of contracts outstanding at September 30, 2005	$(10,898,895)

The following table details the fair value of our commodity-based derivative and hedging contracts by year of maturity and valuation methodology as of September 30, 2005.

	Fair Value of Contracts at September 30, 2005
Source of Fair Value	Maturity less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total fair value
Prices actively quoted:	$—	$—	$—	$—	$—
Prices provided by other external sources:	—	—	—	—	—
Asset	(9,331,127)	(1,567,768)	—	—	(10,898,895)
Liability
Prices based on models and other valuation methods:	—	—	—	—	—
Total	$(9,331,127)	$(1,567,768)	$—	$—	$(10,898,895)

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and commodity prices.  We use a credit facility, which has a floating interest rate, to finance a portion of our operations. We are not subject to fair value risk resulting from changes in our floating interest rates.  The use of floating rate debt instruments provides a benefit due to downward interest rate movements but does not limit us to exposure from future increases in interest rates.  Based on the September 30, 2005 outstanding borrowings and a floating interest rate of 5.69%, a 10% change in interest rates would result in an increase or decrease of interest expense of approximately $108,600 on an annual basis.

In the normal course of business we enter into hedging transactions, including commodity price collars, swaps and floors to mitigate our exposure to commodity price movements, but not for trading or speculative purposes.   During 2004 and 2005, due to the instability of prices and to achieve a more predictable cash flow, we put in place natural gas and crude oil collars for a portion of our 2005 and estimated 2006 production. Please refer to Note 7 to our consolidated financial statements. While the use of these arrangements may limit the benefit to us of increases in the price of oil and natural gas, it also limits the downside risk of adverse price movements.  The following is a list of contracts outstanding as of September 30, 2005:

Transaction Date	Transaction Type		Beginning	Ending	Price Per Unit	Volumes Per Day	Fair Value Outstanding as of September 30, 2005
Natural Gas:
10/04	Collar	(1)	01/01/05	12/31/05	$6.00-$9.52	10,000 MMbtu	(2,168,927)
08/05	Collar	(1)	01/01/06	12/31/06	$7.00-$10.50	10,000 MMbtu	(6,190,758)

08/05	Collar	(1)	01/01/06	12/31/06	$7.00-$16.10	10,000 MMbtu	(1,610,527)
Crude Oil:
05/04(08/04)	Collar	(2)(3)	01/01/05	12/31/05	$35.00-$40.00	200/290 Bbl	(920,888)
08/05	Collar	(2)	01/01/06	12/31/06	$55.00-$80.00	400 Bbl	(7,795)

							$(10,898,895)

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

At September 30, 2005, the fair value of the outstanding hedges was a liability of approximately $10.9 million. A 10% change in the commodity price per unit, as long as the price is either above the ceiling or below the floor price would cause the fair value total of the hedge to increase or decrease by approximately $1.0 million.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

From time to time the Company is a party to various legal proceedings arising in the ordinary course of business.  While the outcome of lawsuits cannot be predicted with certainty, the Company is not currently a party to any proceeding that it believes, if determined in a manner adverse to the Company, could have a potential material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

During the third quarter of 2004, the agent reduced the proposed franchise tax deficiency adjustment to the Company and its subsidiaries to an aggregate of $467,000. In the fourth quarter of 2004, there was an informal hearing at the local Comptroller’s Office during which the agent indicated he would formally assess the proposed deficiency.  On March 24, 2005, the Company received such deficiency assessment in the amount of $471,482 including penalty and interest. The Company responded on April 21, 2005 with a request for a formal redetermination hearing. In July 2005, the Company submitted additional documents and evidence supporting its position for the hearing. There has not yet been a formal response from the Comptroller’s Office on the Company’s request for an administrative hearing. The Company intends to continue to vigorously contest the assessment through appropriate administrative levels in the Comptroller’s Office and any other available means.  Due to its intention to continue to vigorously contest the proposed adjustments, the Company has not recognized any provision for the additional franchise taxes that would result from the proposed deficiency.

Item 2. - Unregistered Sale of Equity Securities and Use of Proceeds	None
Item 3. - Defaults Upon Senior Securities	None
Item 4. - Submission of Matters to a Vote of Security Holders	None
Item 5. - Other Information	None

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

2.4	—

Purchase and Sale Agreement, dated as of September 21, 2005 among Pearl Energy Partners, Ltd., and Cibola Exploration Partners, L.P., as Sellers; and Edge Petroleum Exploration Company As Buyer and Edge Petroleum Corporation As Guarantor (Incorporated by reference from exhibit 2.01 to the Company’s Current Report on Form 8-K filed October 19, 2005).

*2.5	—

Stock Purchase Agreement by and among Jon L. Glass, Craig D. Pollard, Leigh T. Prieto, Yorktown Energy Partners V, L.P., Yorktown Energy Partners VI, L.P., Cinco Energy Corporation, and Edge Petroleum Exploration Company and Edge Petroleum Corporation dated September 21, 2005.

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

Third Amended and Restated Credit Agreement dated December 31, 2003 among Edge Petroleum Corporation, Edge Petroleum Exploration Company, Edge Petroleum Operating Company, Inc., Miller Oil Corporation and Miller Exploration Company, as borrowers, the lenders thereto and Union Bank of California, N.A., a national banking association, as agent for the lenders(Incorporated by reference from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).

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

4.4	—

Amendment No. 1 to the Miller Exploration Company Stock Option and Restricted Stock Plan of 1997 (Incorporated by reference to Exhibit 4.2 from Miller Exploration Company’s Registration Statement on Form S-8 filed on April 11, 2001 (Registration No. 333-58678)).

4.5	—

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

EDGE PETROLEUM CORPORATION,
A DELAWARE CORPORATION
(REGISTRANT)

Date	November 9, 2005	/s/ John W. Elias
John W. Elias
Chief Executive Officer and
Chairman of the Board

Date	November 9, 2005	/s/ Michael G. Long
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

2.4	—

Purchase and Sale Agreement, dated as of September 21, 2005 among Pearl Energy Partners, Ltd., and Cibola Exploration Partners, L.P., as Sellers; and Edge Petroleum Exploration Company As Buyer and Edge Petroleum Corporation As Guarantor (Incorporated by reference from exhibit 2.01 to the Company’s Current Report on Form 8-K filed October 19, 2005).

*2.5	—

Stock Purchase Agreement by and among Jon L. Glass, Craig D. Pollard, Leigh T. Prieto, Yorktown Energy Partners V, L.P., Yorktown Energy Partners VI, L.P., Cinco Energy Corporation, and Edge Petroleum Exploration Company and Edge Petroleum Corporation dated September 21, 2005.

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

4.4	—

Amendment No. 1 to the Miller Exploration Company Stock Option and Restricted Stock Plan of 1997 (Incorporated by reference to Exhibit 4.2 from Miller Exploration Company’s Registration Statement on Form S-8 filed on April 11, 2001 (Registration No. 333-58678)).

4.5	—

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