Form 10-Q/A
period 2005-03-31
EDGE PETROLEUM CORP
filed 2005-12-30
CIK 1021010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q filed May 5, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     Yes     ☒     No     ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 28, 2005

Common Stock	17,216,776

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q of Edge Petroleum Corporation for the quarterly period ended March 31, 2005, which was originally filed on May 5, 2005 (the “Original Form 10-Q”), is being filed solely to correct the Section 302 certifications filed as Exhibits 31.1 and 31.2, respectively, to the Original Form 10-Q, to include an item that was inadvertently omitted therefrom.  Accordingly, we are filing new currently dated Section 302 certifications attached as Exhibits 31.1 and 31.2, respectively, to this Amendment No. 1 that have been revised to contain the correct Section 302 certification language which relates to the Original Form 10-Q as amended by this Amendment No. 1.  No other changes were made to the Original Form 10-Q.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q, and does not modify or update the disclosures in any way other than as required to reflect the amendments as described above and set forth below.

PART II - OTHER INFORMATION

Item 6 - Exhibits

The following exhibits are filed as part of this report:

INDEX TO EXHIBITS

Exhibit No.

31.1	—	Certification by John W. Elias, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification by Michael G. Long, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGE PETROLEUM CORPORATION, A DELAWARE CORPORATION (REGISTRANT)

Date December 30, 2005	/s/ John W. Elias,
John W. Elias
Chairman of the Board, President and
Chief Executive Officer

Date December 30, 2005	/s/ Michael G. Long
Michael G. Long
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.

31.1	—	Certification by John W. Elias, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification by Michael G. Long, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.