Form 10-Q/A
period 2005-09-30
EDGE PETROLEUM CORP
filed 2005-12-30
CIK 1021010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q filed November 9, 2005

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q of Edge Petroleum Corporation for the quarterly period ended September 30, 2005, which was originally filed on November 9, 2005 (the “Original Form 10-Q”), is being filed solely to correct the Section 302 certifications filed as Exhibits 31.1 and 31.2, respectively, to the Original Form 10-Q, to include an item that was inadvertently omitted therefrom.  Accordingly, we are filing new currently dated Section 302 certifications attached as Exhibits 31.1 and 31.2, respectively, to this Amendment No. 1 that have been revised to contain the correct Section 302 certification language which relates to the Original Form 10-Q as amended by this Amendment No. 1.  No other changes were made to the Original Form 10-Q.

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