Form 10-Q
period 2006-03-31
EDGE PETROLEUM CORP
filed 2006-05-08
CIK 1021010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

☐ Large accelerated filer	☒Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2006

Common Stock	17,370,076

EDGE PETROLEUM CORPORATION

Table of Contents

Part I. Financial Information
Item 1. Financial Statements:
Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005
Consolidated Statements of Operations for the Three Months in the Periods Ended March 31, 2006 and March 31, 2005
Consolidated Statements of Other Comprehensive Income for the Three Months in the Periods Ended March 31, 2006 and March 31, 2005
Consolidated Statements of Cash Flows for the Three Months in the Periods Ended March 31, 2006 and March 31, 2005
Consolidated Statement of Stockholders’ Equity as of March 31, 2006 and December 31, 2005
Notes to the Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Qualitative and Quantitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II. Other Information
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EDGE PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,269	$666
Accounts receivable, trade, net of allowance of $0.5 million at March 31, 2006 and December 31, 2005, respectively	19,279	24,980
Accounts receivable, joint interest owners, net of allowance of $4,771 at March 31, 2006 and December 31, 2005, respectively	2,742	2,100
Deferred income taxes	1,111	2,518
Derivative financial instruments	1,936	—
Other current assets	5,525	6,437
Total current assets	32,862	36,701
PROPERTY AND EQUIPMENT, net – full cost method of accounting for oil and natural gas properties (including unproved costs of $38.6 million and $36.9 million at March 31, 2006 and December 31, 2005, respectively)	331,151	306,456
OTHER ASSETS	188	223
TOTAL ASSETS	$364,201	$343,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, trade	$4,074	$5,571
Accrued liabilities	13,780	17,894
Accrued interest payable	906	17
Asset retirement obligation – current portion	195	203
Derivative financial instruments	—	2,479
Total current liabilities	18,955	26,164
ASSET RETIREMENT OBLIGATION – long-term portion	2,725	2,564
DEFERRED TAX LIABILITY	41,022	37,897
LONG-TERM DEBT	100,000	85,000
Total liabilities	162,702	151,625
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 17,357,039 and 17,216,776 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	174	172
Additional paid-in capital	138,979	137,842
Retained earnings	62,346	55,454
Accumulated other comprehensive loss	—	(1,713)
Total stockholders’ equity	201,499	191,755
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$364,201	$343,380

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands, except per share amounts)
OIL AND NATURAL GAS REVENUE:
Oil and natural gas sales	$32,895	$23,929
Gain (loss) on hedging and derivatives	2,099	(985)
Total revenue	34,994	22,944
OPERATING EXPENSES:
Oil and natural gas operating expenses	2,189	2,242
Severance and ad valorem taxes	2,589	1,866
Depletion, depreciation, amortization and accretion	15,793	8,636
General and administrative expenses:
Deferred compensation – repriced options	29	262
Deferred compensation – restricted stock	336	144
Deferred compensation – stock option expense	42	—
Bad debt expense	—	11
Other general and administrative expenses	2,717	2,479
Total operating expenses	23,695	15,640
OPERATING INCOME	11,299	7,304
OTHER INCOME AND EXPENSE:
Interest income	38	32
Interest expense, net of amounts capitalized	(668)	—
Amortization of deferred loan costs	(42)	(35)
INCOME BEFORE INCOME TAXES	10,627	7,301
INCOME TAX EXPENSE	(3,735)	(2,577)
NET INCOME	$6,892	$4,724

BASIC EARNINGS PER SHARE	$0.40	$0.28
DILUTED EARNINGS PER SHARE	$0.38	$0.27

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	17,239	17,042
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	17,976	17,692

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands)
NET INCOME	$6,892	$4,724
OTHER COMPREHENSIVE INCOME, net of tax:
Change in fair value of outstanding hedging instruments (1)	—	(1,660)
Reclassification of hedging losses (2)	—	(338)
Other comprehensive loss	—	(1,998)
COMPREHENSIVE INCOME	$6,892	$2,726

(1) net of income taxes	$—	$894
(2) net of income taxes	$—	$182

See accompanying notes to the consolidated financial statements.

EDGE PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,892	$4,724
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized loss (gain) on the fair value of derivatives	(1,780)	883
Deferred income taxes	3,735	2,577
Depletion, depreciation, amortization and accretion	15,793	8,636
Amortization of deferred loan costs	42	35
Deferred compensation	407	406
Bad debt expense	—	11
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, trade	5,702	(382)
Decrease (increase) in accounts receivable, joint interest owners	(642)	3,666
Increase in other assets	(440)	(1,091)
Decrease in accounts payable, trade	(1,497)	(826)
Decrease in accrued liabilities	(4,035)	(670)
Increase in accrued interest payable	889	—
Net cash provided by operating activities	25,066	17,969

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas property and equipment additions	(40,394)	(12,810)
Decrease in drilling advances	1,309	—
Proceeds from the sale of oil and natural gas properties	60	—
Net cash used in investing activities	(39,025)	(12,810)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) of long-term debt	15,000	(10,000)
Net proceeds from issuance of common stock	569	7,211
Deferred loan costs	(7)	—
Net cash provided by (used in) financing activities	15,562	(2,789)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,603	2,370
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	666	2,267
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,269	$4,637

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Equity
	(in thousands)
BALANCE, DECEMBER 31, 2005	17,217	$172	$137,842	$55,454	$(1,713)	$191,755
Issuance of common stock	140	2	604	—	—	606
Deferred compensation – restricted stock	—	—	336	—	—	336
Deferred compensation - repriced options	—	—	29	—	—	29
Deferred compensation - stock option expense	—	—	42	—	—	42
Change in valuation of hedging instruments	—	—	—	—	1,713	1,713
Tax benefit associated with exercise of non-qualified stock options	—	—	126	—	—	126
Net income	—	—	—	6,892	—	6,892

BALANCE, MARCH 31, 2006	17,357	$174	$138,979	$62,346	$—	$201,499

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein have been prepared by Edge Petroleum Corporation, a Delaware corporation (“we”, “our”, “us” or the “Company”), without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited consolidated financial statements.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.  Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Oil and natural gas properties are amortized based on a unit-of-production method using estimates of proved reserve quantities. Oil and natural gas liquids (“NGL”s) are converted to gas equivalent basis (“Mcfe”) at the rate of one barrel equals six Mcf. Investments in unproved properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs.  Oil and natural gas properties include costs of $38.6 million and $36.9 million at March 31, 2006 and December 31, 2005, respectively, related to unproved property, which were excluded from capitalized costs being amortized. Unproved properties are evaluated quarterly, and as needed, for impairment on a property-by-property basis.  If the results of an assessment indicate that an unproved property is impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized.  In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 106, Interaction of Statement 143 and the Full Cost Rules, the amortizable base includes estimated future development and dismantlement costs, and restoration and abandonment costs, net of estimated salvage values.

In addition, the capitalized costs of oil and natural gas properties are subject to a “ceiling test,” whereby to the extent that such capitalized costs subject to amortization in the full-cost pool (net of accumulated depletion, depreciation and amortization, and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to expense.  Once incurred, an impairment of oil and natural gas properties is not reversible at a later date.  In accordance with SAB No.103, Update of Codification of Staff Accounting Bulletins, derivative instruments qualifying as cash flow hedges are to be included in the computation of limitation on capitalized costs.  As of March 31, 2006, the Company was not applying cash flow hedge accounting to any derivative contracts (see Note 7), therefore the ceiling test was not impacted.  Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with the Company’s quarterly and annual SEC filings.  No ceiling test impairment was required during the three-month periods ended March 31, 2006 or 2005.

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

Asset Retirement Obligations – The Company records a liability for legal obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. The Company adopted this policy effective January 1, 2003, using a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated accretion and depletion. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and gas properties is increased. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset. The changes to the Asset Retirement Obligations (“ARO”) for oil and natural gas properties and related equipment during the periods ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
ARO, Beginning of Period	$2,767	$2,189
Liabilities incurred in the current period	148	62
Liabilities settled in the current period	(39)	(50)
Accretion expense	44	33
Revisions	—	—
ARO, End of Period	$2,920	$2,234

Current Portion	$195	$196
Long Term Portion	$2,725	$2,038

During the three months ended March 31, 2006, ARO liabilities incurred include 14 new well obligations and liabilities settled include four wells that were plugged.

Stock-Based Compensation – On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment. This statement requires companies to measure the cost of employee services in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that cost must generally be recognized over the vesting period for the award. Prior to the adoption of SFAS No. 123(R), this accounting treatment was optional with pro forma disclosures required. SFAS No. 123(R) amends the original SFAS No. 123 and SFAS No. 95 that had allowed companies to choose between expensing stock options or showing pro forma disclosure only. This statement also eliminated the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, which allowed companies to exclude stock option compensation cost from net income when all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company adopted SFAS No. 123(R) using the modified prospective method for transition and the impact is reflected in “Deferred compensation – stock option expense” in the Company’s results of operations. Under this method the Company recognizes compensation expense for all stock-based awards granted or modified on or after July 1, 2005, as well as any previously granted awards that are not fully vested as of July 1, 2005. Compensation expense will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company expects the future impact on previously granted options to be immaterial due to the fact that it has not issued stock options since April 2004. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reflected as a financing cash flow, rather than as an operating cash flow as currently required.

The Company previously accounted for stock compensation plans under the intrinsic value method of APB Opinion No. 25, in which no compensation expense was recognized for stock options that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had the Company applied the provisions of SFAS No. 123(R) on January 1, 2005, the Company’s pro forma net income and earnings per share would have been as follows:

Three Months Ended
March 31, 2005
(in thousands, except per share amounts)
Net income as reported	$4,724
Deduct:
Stock based employee compensation expense included in reported net income, net of related income tax	263
Add:
Total stock based employee compensation expense determined under SFAS No. 123(R), net of related income tax	(125)
Pro forma net income	$4,862

Earnings Per Share:
Basic – as reported	$0.28
Basic – pro forma	$0.29

Diluted – as reported	$0.27
Diluted – pro forma	$0.27

The Company is also subject to reporting requirements of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 44, Accounting for Certain Transactions involving Stock Compensation that requires a non-cash charge to deferred compensation expense if the market price of the Company’s common stock at the end of a reporting period is greater than the exercise price of certain stock options.  After the first such adjustment is made, each subsequent period is adjusted upward or downward to the extent that the market price exceeds the exercise price of the options.  The charge is related to non-qualified stock options granted to employees and directors in prior years and re-priced in May 1999, as well as certain options newly issued in conjunction with the repricing. A pre-tax charge of $29,270 and $261,904 was required for the three months ended March 31, 2006 and 2005, respectively.

Accounting Pronouncements – In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, Accounting for Nonmonetary Transactions, provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.  FIN 47 clarifies that the term, “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event that may or may not be within the control of the entity.  Even though uncertainty about the timing and/or method of settlement exists and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred generally upon acquisition, construction, or development or through the normal operation of the asset.  SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective for fiscal years ending after December 15, 2005.  Retrospective application for interim financial information is permitted but is not required.  The adoption of FIN 47 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS No. 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS No. 156 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Reclassifications - Certain reclassifications of prior period statements have been made to conform to current reporting practices.

2.     LONG TERM DEBT

On November 30, 2005, the Company amended its Third Amended and Restated Credit Agreement (the “Credit Facility”), which it had originally entered into in March 2004 (effective December 31, 2003) and previously amended on May 31, 2005.  The Credit Facility permits borrowings up to the lesser of (i) the borrowing base and (ii) $150.0 million.  Effective November 30, 2005, the Credit Facility’s borrowing base was increased from $70.0 million to $110.0 million. The borrowing base under the Credit Facility was increased as a result of the Chapman Ranch Field acquisitions and the Company’s drilling activities since the last redetermination. The Company’s available borrowing capacity under this facility was $10.0 million at March 31, 2006. The borrowing base is currently being redetermined by the lender and the Company expects to be notified of any changes by the end of May 2006.

The Credit Facility matures December 31, 2007 and is secured by substantially all of the Company’s assets. Borrowings under the Credit Facility bear interest at rates that are variable based on the percentage usage of the facility. Borrowings can be at prime plus a margin of 0% to 0.25% or at Libor plus a margin of 1.75% to 2.125% . Outstanding availability will bear interest rates of 0.25% to 0.50% based on utilization levels. At March 31, 2006 the interest rates applied to the Company’s outstanding prime and Libor borrowings were 8.0% and 6.795%. As of March 31, 2006, $100.0 million in total borrowings were outstanding under the Credit Facility.

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

3.     SHELF REGISTRATION STATEMENT

During the second quarter 2005, the Company filed a registration statement with the SEC which registered offerings up to $390 million of any combination of debt securities, preferred stock, common stock or warrants for debt securities or equity securities of the Company. Net proceeds, terms and pricing of the offering of securities issued under the shelf registration statement will be determined at the time of the offerings. The shelf registration statement does not provide assurance that the Company will or could sell any such securities. The Company’s ability to utilize the shelf registration statement for the purpose of issuing, from time to time, any combination of debt securities, preferred stock, common stock or warrants will depend upon, among other things, market conditions and the existence of investors who wish to purchase the Company’s securities at prices acceptable to the Company. At March 31, 2006, the Company had $390 million available for issuance under its 2005 shelf registration statement.

4.     EARNINGS PER SHARE

The Company accounts for earnings per share in accordance with SFAS No. 128, Earnings per Share, which establishes the requirements for presenting earnings per share (“EPS”).  SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the income statement.  Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period.  Diluted earnings per common share assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method.

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per common share computations, in accordance with SFAS No. 128, for the three-month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Basic EPS
Income available to common stockholders	$6,892	17,239	$0.40	$4,724	17,042	$0.28
Effect of dilutive securities:
Restricted stock	—	221	(0.01)	—	150	—
Common stock options	—	516	(0.01)	—	500	(0.01)
Diluted EPS
Income available to common stockholders	$6,892	17,976	$0.38	$4,724	17,692	$0.27

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

The Company currently estimates that its effective tax rate for the year ending December 31, 2006 will be approximately 35.15%.  A provision for income taxes of $3.7 million and $2.6 million was reported for the three months ended March 31, 2006 and 2005, respectively. The Company was not required to pay federal income taxes in 2005 because of the generation of net operating losses from drilling activity, but was required to pay federal alternative minimum taxes in 2005 and is expected to also pay federal alternative minimum taxes in 2006.

6.     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. A summary of non-cash investing and financing activities for the three months ended March 31, 2006 and 2005 is presented below:

Description	Number of Shares Issued	Fair Market Value
	(in thousands)
Three months ended March 31, 2006:
Shares issued to satisfy restricted stock grants	55	$660
Shares issued to fund the Company’s matching contribution under the Company’s 401(k) plan	1	$36
Three months ended March 31, 2005:
Shares issued to satisfy restricted stock grants	37	$324
Shares issued to fund the Company’s matching contribution under the Company’s 401(k) plan	2	$27

For the three months ended March 31, 2006 and 2005, the non-cash portion of Asset Retirement Costs was $110,311 and $11,699, respectively.  A supplemental disclosure of cash flow information for the three months ended March 31, 2006 and 2005 is presented below:

	For the Three Months Ended March 31,
	2006	2005
	(in thousands)
Cash paid during the period for:
Interest,	$702	$224
Federal alternative minimum tax payments	43	—

7.     HEDGING AND DERIVATIVE ACTIVITIES

Due to the volatility of oil and natural gas prices, the Company periodically enters into price-risk management transactions (e.g., swaps, collars and floors) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations.  While the use of these arrangements limits the Company’s ability to benefit from increases in the price of oil and natural gas, it also reduces the Company’s potential exposure to adverse price movements.  The Company’s arrangements, to the extent it enters into any, apply to only a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit the Company’s potential gains from future increases in prices.  None of these instruments are used for trading purposes. On a quarterly basis, the Company’s management reviews all of the Company’s price-risk management policies, including volumes, types of instruments and counterparties. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation and concurrence by the President and Chairman of the Board.  The Board of Directors continuously monitors the Company’s policies and trades.

All of these price-risk management transactions are considered derivative instruments and accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). These derivative instruments are intended to hedge the Company’s price risk and may be considered hedges for economic purposes, but certain of these transactions may not qualify for cash flow hedge accounting. All derivative instrument contracts are recorded on the balance sheet at fair value. For those derivative instrument contracts that qualify for cash flow hedge accounting, the effective portion of the changes in the fair value of the contracts is recorded in other comprehensive income and the ineffective portion of the changes in the fair value of the contracts is recorded in revenue as they occur. While the contract is outstanding, the ineffective gain or loss may increase or decrease until settlement of the contract depending on the fair value at the measurement dates. When the hedged production is sold, the realized gains and losses on the contracts are removed from other comprehensive income and recorded in revenue.

During the first three months of 2006, the Company determined that the cash flow hedge accounting treatment previously applied to its natural gas contracts should be discontinued due to projected changes in the 2006 physical production volumes hedged and to give the Company more flexibility in how it markets its physical production. The Company is currently accounting for all contracts using mark-to-market accounting treatment, therefore the changes in fair value are not deferred through other comprehensive income, but rather recorded in revenue immediately as unrealized gains or losses. Going forward, the Company will continue to evaluate the terms of new contracts entered into to determine whether cash flow hedge accounting treatment or mark-to-market accounting treatment will be applied. In the past, the Company has used mark-to-market accounting treatment for its crude oil contracts and cash flow hedge accounting treatment for its natural gas contracts, therefore unrealized gains and losses on the change in fair value of natural gas contracts between periods may not be comparable.

For the three months ended March 31, 2006 and 2005, the Company included in total revenue realized and unrealized gains of $2.1 million and losses of $1.0 million, respectively.

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Natural gas collar realized settlements	$319	$157
Crude oil collar realized settlements	—	(259)
Natural gas contract unrealized change in fair value	2,010	—
Crude oil contract unrealized change in fair value	(230)	(883)
Gain (loss) on hedging and derivatives	$2,099	$(985)

The outstanding hedging and derivative contracts at March 31, 2006 and December 31, 2005 impacting the balance sheet were as follows:

						Fair Value of Outstanding Hedging and Derivative Contracts as of
				Price	Volumes
Transaction Date	Transaction Type	Beginning	Ending	Per Unit	Per Day	March 31, 2006	December 31, 2005
						(in thousands)
Natural Gas (1):
08/05	Natural Gas Collar	01/01/2006	12/31/2006	$7.00-$10.50	10,000MMbtu	766	(2,498)
08/05	Natural Gas Collar	01/01/2006	12/31/2006	$7.00-$16.10	10,000MMbtu	1,244	(137)
Crude Oil (2):
08/05	Crude Oil Collar	01/01/2006	12/31/2006	$55.00-$80.00	400Bbl	(74)	156

						$1,936	$(2,479)

(1)    The Company’s current natural gas collars were entered into on a per MMbtu delivered price basis, using the Houston Ship Channel Index, with settlement for each calendar month occurring five business days following the expiration date.  During 2005, cash flow hedge accounting was applied to these contracts, which was then discontinued in 2006. During 2006, mark-to-market accounting treatment will be applied to these contracts and the change in fair value is reflected in total revenue during the year.

(2)    Cash flow hedge accounting is not applied to the Company’s crude oil collars, which were entered into on a per barrel delivered price basis, using the West Texas Intermediate Index, with settlement for each calendar month occurring five business days following the expiration date. Mark-to-market accounting treatment is applied to these contracts and the change in fair value is reflected in total revenue during the year.

8.     ACQUISITIONS

On October 13, 2005, the Company consummated the acquisition of working interests in oil and natural gas properties located on the Chapman Ranch Field in Nueces County, Texas. The final cash purchase price was $28.0 million, including the incremental purchase price and the results of operations between the September 1, 2005 effective date and the October 13, 2005 closing date, pursuant to the closing adjustment provisions of the relevant agreement. On November 30, 2005, the Company also consummated the acquisition of the stock of a private company, Cinco Energy Corporation (“Cinco”), whose primary asset is ownership of working interests in oil and natural gas properties located on the Chapman Ranch Field. The preliminarily adjusted cash purchase price of $47.3 million was adjusted from the base purchase price of $35.8 million for, among other things, working capital as of September 1, 2005 and an incremental purchase price, pursuant to the closing provisions of the relevant agreement. The Company financed the acquisitions through borrowings under its credit facility, the borrowing base of which increased in connection with these transactions and other recent activities since the last redetermination.

The following unaudited pro forma results for 2005 show the effect on the Company’s consolidated results of operations as if the Cinco transaction had occurred on January 1, 2005. The pro forma results are the result of combining the statement of income for the Company with the statement of income for Cinco adjusted for (1) assumption of ARO liabilities and accretion expense for the properties acquired, (2) depletion expense applied to the adjusted basis of the properties acquired using the purchase method of accounting, (3) conversion of Cinco from the successful efforts method of accounting to the full cost method, (4) interest expense on added borrowings necessary to finance the acquisition and (5) the related income tax effects of these adjustments based on the applicable statutory rates. The pro forma information is based upon numerous assumptions, and is not necessarily indicative of future results of operations:

For the Three Months Ended March 31, 2005
(unaudited)
(in thousands, except per share amounts)
Revenue	$24,712
Net income	5,103
Net income per common share:
Basic	$0.30
Diluted	$0.29

9.     SUBSEQUENT EVENTS

On April 25, 2006, the Company consummated the divestiture of its Buckeye properties located in Live Oak County, Texas for a base sale price of $600,000, of which $60,000 was received as a deposit during the first quarter of 2006. The sale price will be adjusted for results of operations between the March 1, 2006 effective date and the April 25, 2006 closing date, with a post closing adjustment to be finalized in July 2006.

10.  COMMITMENTS AND CONTINGENCIES

From time to time the Company is a party to various legal proceedings arising in the ordinary course of business.  While the outcome of lawsuits cannot be predicted with certainty, the Company is not currently a party to any proceeding that it believes, if determined in a manner adverse to the Company, could have a material adverse effect on its financial condition, results of operations or cash flows, except as set forth below.

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

During the third quarter of 2004, the agent reduced the proposed franchise tax deficiency adjustment to the Company and its subsidiaries to an aggregate of $467,000. In the fourth quarter of 2004, there was an informal hearing at the local Comptroller’s Office during which the agent indicated he would formally assess the proposed deficiency.  On March 24, 2005, the Company received such deficiency assessment in the amount of $471,482 including penalty and interest. The Company responded on April 21, 2005 with a request for a formal redetermination hearing. On February 14, 2006, a Hearings Attorney for the Texas Comptroller of Public Accounts issued a Position Letter reaffirming the auditor’s assessment, and rejecting the Company’s arguments as set forth in its April 21, 2005 request for redetermination.  On February 24, 2006, the Company filed a motion to set the matter for oral hearing before an Administrative Law Judge and a hearing is currently set for July 18, 2006.  Prior to the oral hearing the Company will submit additional written materials to the Hearings Attorney. The Company intends to continue to vigorously contest the assessment through appropriate administrative levels in the Comptroller’s Office and any other available means.  Due to its intention to continue to vigorously contest the proposed adjustments, the Company has not recognized any provision for the additional franchise taxes that would result from the proposed deficiency.

Wade and Joyce Montet, et al., v. Edge Petroleum Corp of Texas, et al., consolidated with Rolland L. Broussard, et al., v. Edge Petroleum Corp of Texas, et al. - This is a consolidated suit, filed in state court in Vermilion Parish, Louisiana in September 2003. Plaintiffs are mineral/royalty owners under the Norcen-Broussard No. 1 and 2 wells, Marg Tex Reservoir C, Sand Unit A (Edge’s old Bayou Vermillion Prospect).  Plaitiffs claim the operator at the time, Norcen Explorer, now Anadarko, failed to “block squeeze” the sections of the No. 2 well, as would a prudent operator, to protect the gas reservoir from being flooded with water from adjacent underground formations. Plaintiffs further allege Norcen was negligent in not creating a field-wide unit to protect their interests. Plaintiffs have named the Company and other working interest owners in the leases as defendants, including Norcen Explorer’s successors in interest, Anadarko. Plaintiffs seek unspecified damages for lost royalties and damages due to alleged devaluation of their mineral and property interests, plus interest and attorneys’ fees. In early 2005, the Company filed a motion for summary judgment in the case asserting, among other defenses, that:  (i) there has been no breach of contract, (ii) there is no express or implied duty imposed on us to block squeeze the well or form a field-wide unit, (iii) the units were properly formed by the Conservation Commissioner in accordance with the statutory scheme in Louisiana, (iv) plaintiffs’ claims are barred by limitations, and (v) other defenses. Along with the other defendants, the Company also filed a special preemptory challenge of no cause of action under the leases and the Louisiana Mineral Code for failure to exhaust administrative remedies and due to lack of a demand. In May and June 2005, the court ruled against the Company on the motion for summary judgment and the preemptory challenges. Of the 18.75% after-payout working interest that the Company originally reserved in the leases, the Company owned a 2.8% working interest at the time of the alleged acts or omissions. On September 6, 2005, the Company was granted leave by the court to file a third party demand to join the other working interest owners who hold the remainder of the 18.75% working interest as direct defendants in this case, and those pleadings have been served on the parties.

As of the date of this report, it is not possible to determine what, if any, the Company’s exposure might be in this matter. The plaintiffs’ expert witness, in his December 2005 deposition, offered his theory that plaintiffs’ gross damages are in the range of $19 to 20 million. That number is based on his theory that the alleged failure to block squeeze the well resulted in the under-production of gas worth $300 million. Plaintiffs’ royalty share of that figure yields the $19 to $22 million range of alleged damages. Based on the expert’s testimony, damages attributable to the full 18.75% interest would be in the range of $3.75 million gross or net to the Company’s 2.8% share would be in the range of $560,000 (excluding interest and attorneys’ fees). Along with the other defendants, the Company hired its own expert witnesses who have refuted these claims, particularly the expert’s assertions that failure to block squeeze the well caused any damages to the reservoir. The deposition of a Norcen engineer who prepared the completion plan for the Broussard No. 2 well and supervised the completion operations, taken in April 2006, confirms the testimony of the defense experts as to why the well was not block squeezed.  A hearing was held on April 3, 2006 covering several motions before the court.  At that hearing, (1) the trial, originally set for May 22, 2006, was continued until either August 28, 2006 or December 11, 2006, with the date to be determined shortly; (2) plaintiffs’ and defendants’ motions to exclude each other’s experts were denied and all experts will be allowed to testify; (3) the judge ruled he would not grant any motions to sever absent an agreement by all parties consenting to severance; (4) the judge ruled on certain discovery matters allowing certain limited discovery from one of the Company’s preliminary experts; and (5) the judge strongly suggested that the parties participate in mediation.  While the Company agrees that mediation would be appropriate and is seeking a mediation date that is suitable with all parties, it will continue to vigorously defend itself against this lawsuit.

The Company may have insurance coverage for all or part of this claim up to the $2.0 million limits of the policy. A claim was submitted to the Company’s casualty carrier, who is currently providing a defense under a reservation of rights letter. The Company believes that we would only be liable for its 2.8% share of any damage award unless a co-party defendant cannot satisfy its share of any final judgment. The Company intends to continue to vigorously contest this suit and has not established any reserve with respect to these claims.

David Blake, et al. v. Edge Petroleum Corporation – On September 19, 2005, David Blake and David Blake, Trustee of the David and Nita Blake 1992 Children’s Trust filed suit against the Company in state district court in Goliad County, Texas alleging breach of contract for failure and refusal to transfer overriding royalty interests to plaintiffs in at least five leases in Goliad County, Texas and failure and refusal to pay monies to Blake pursuant to such overriding royalty interests for wells completed on the leases.  Venue of the case was transferred to Harris County by agreement of the litigants.  The Company has served Plaintiffs with discovery and has filed a counterclaim and an amended counterclaim joining various related entities that are controlled by Plaintiffs.  In addition, Plaintiffs have filed an amended complaint alleging claims of slander of title and tortuous interference related to its alleged right to receive an overriding royalty interest from a third party.  Plaintiffs currently have on file a motion for summary judgment, to which the Company has objected, and this motion is expected to be heard later this summer. The Company has responded aggressively to this lawsuit, and it does not believe that the probability of recovery against the Company rises to the level of reasonably possible. As of the date of this report, it is not possible to determine what if any the Company’s exposure might be in this matter, nor have we assigned a value to our counterclaims.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion and Analysis (“MD&A”) of significant factors that have affected certain aspects of our financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. The following MD&A is intended to help the reader understand Edge Petroleum Corporation (“Edge”). This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2005.

FORWARD LOOKING STATEMENTS

Certain of the statements contained in all parts of this document, including, but not limited to, those relating to our drilling plans (including scheduled and budgeted wells), the effect of changes in strategy and business discipline, future tax matters, our 3-D project portfolio, future general and administrative expenses on a per unit of production basis, changes in wells operated and reserves, future growth and expansion, future exploration, future seismic data (including timing and results), expansion of operation, our ability to generate additional prospects, review of outside generated prospects and acquisitions, additional reserves and reserve increases, replace production and manage our asset base, enhancement of visualization and interpretation strengths, expansion and improvement of capabilities, integration of new technology into operations, credit facilities, redetermination of our borrowing base, attraction of new members to the technical team, future compensation programs, new focus on core areas, new prospects and drilling locations, new alliances, future capital expenditures (or funding thereof) and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected rates of return, retained earnings and dividend policies, projected cash flows from operations, future commodity price environment, expectation or timing of reaching payout, outcome, effects or timing of any legal proceedings or contingencies, the impact of any change in accounting policies on our financial statements, the number, timing or results of any wells, the plans for timing, interpretation and results of new or existing seismic surveys or seismic data, future production or reserves, future acquisition of leases, lease options or other land rights, any other statements regarding future operations, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts are forward-looking statements. These forward-looking statements reflect our current view of future events and financial performance. When used in this document, the words “budgeted,” “anticipate,” “estimate,” “expect,” “may,” “project,” “believe,” “intend,” “plan,” “potential,” “forecast,” “might,” “predict,” “should” and similar expressions are intended to be among the expressions that identify forward-looking statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Such statements involve risks and uncertainties, including, but not limited to, those set forth under ITEM 1A. “RISK FACTORS” of our 2005 Form 10-K and other factors detailed in this document and our other filings with the Securities and Exchange Commission (the “SEC”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.

GENERAL OVERVIEW

Edge is a Houston-based independent energy company that focuses its exploration, development, production, acquisition and marketing activities in selected onshore basins of the United States. In late 1998, we undertook a top-level management change and began a shift in strategy from pure exploration, which focused more on prospect generation, to our current strategy which focuses on a balanced program of exploration, exploitation and development and acquisition of oil and gas properties. We generate revenues, income and cash flows by producing and marketing oil and natural gas produced from our oil and natural gas properties. We make significant capital expenditures in our exploration, development, and production activities that allow us to continue generating revenue, income and cash flows. We have also spent considerable efforts on acquisitions, including both corporate and asset acquisitions, that have contributed to our growth in past years.

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

Industry and Economic Factors

In managing our business, we must deal with many factors inherent in our industry.  First and foremost is the fluctuation of oil and gas prices.  Historically, oil and gas markets have been cyclical and volatile, which makes price movements difficult to predict.  While our revenues are a function of both production and prices, wide swings in commodity prices have most often had the greatest impact on our results of operations. We have little ability to predict those prices or to control them without losing some advantage of the upside potential. The oil and gas industry experienced a high commodity price environment in late 2005, which has positively impacted the entire industry as well as our Company. Although prices have fallen since year-end 2005, they remain at historically high levels.

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

Our business, as with other extractive businesses, is a depleting one in which each gas equivalent produced must be replaced or our asset base and capacity to generate revenues in the future, will shrink.

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

We periodically hedge our exposure to volatile oil and gas prices on a portion of our production to reduce price risk. As of March 31, 2006, we had hedge contracts in place covering approximately 45% and 37% of our remaining expected 2006 natural gas and crude oil production, respectively, and approximately 42% of total 2006 estimated production on an Mcfe basis, including the effect of the completed Chapman Ranch Field acquisitions but before any other acquisitions that may occur.

Implementation of our business approach relies on our ability to fund ongoing exploration and development projects with cash flow provided by operating activities and external sources of capital. During the first quarter of 2006, our Board approved a revised 2006 capital budget of $98 million. Based upon current expectations for production volumes and commodity prices, we expect to fund those capital expenditures from internally generated cash from operating activities. We do not typically include acquisitions in our budgeted capital expenditures, but expect to fund those with either borrowings under our credit facility, proceeds from offerings of common stock or other securities under our shelf registration statement or other sources.

Our long-term debt balance as of March 31, 2006 was $100.0 million and our debt to total capital ratio was approximately 33.2%. During the second quarter of 2005, we took steps to increase our shelf registration statement capacity to $390 million from approximately $90 million (see Note 3 to our consolidated financial statements), which became effective on July 1, 2005. We believe we have the financial flexibility to continue to execute our business strategies.

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

During the fourth quarter of 2005, we completed two acquisitions including (i) the stock of a private company, whose primary asset is ownership of working interests in oil and natural gas properties located on the Chapman Ranch Field in south Texas and (ii) additional working interests in the Chapman Ranch Field owned by two other private companies for an aggregate cash purchase price of approximately $62.8 million (of which $35.8 was attributable to the stock purchase and $27.0 was attributable to the working interest asset purchase). Pursuant to closing adjustment provisions in the agreements, the purchase price was subject to adjustment for the results of operations between the September 1, 2005 effective date and the closing dates and an incremental purchase price related to the operator of the properties obtaining high-cost gas certification. The stock purchase was adjusted to $47.3 million and the asset purchase was adjusted to $28.0 million. The properties acquired from these entities are located in Nueces County, Texas and consisted of six producing wells, one well undergoing completion operations, one well drilling and an ownership in approximately 1,300 net acres of developed and undeveloped leasehold.

Divestitures - We regularly review our asset base for the purpose of identifying non-core assets, the disposition of which would increase capital resources available for other activities and create organizational and operational efficiencies. While we generally do not dispose of assets solely for the purpose of reducing debt, such dispositions can have the result of furthering our objective of financial flexibility through reduced debt levels. During the three months ended March 31, 2006, we entered into a letter of intent to divest of our Buckeye properties in Live Oak County, Texas for a base sale price of $600,000, of which $60,000 was received as a deposit during the first quarter of 2006. The divestiture closed on April 25, 2006 and the base sale price will be adjusted for results of operations between the March 1, 2006 effective date and the closing date, with a post closing adjustment to be finalized in July 2006.

Outlook

•                  We expect to continue to spend considerable effort in 2006 on acquisitions, as we seek to further our growth.

•                  We expect to drill between 55 and 60 wells (32 and 35 net, respectively) in 2006 and we estimate capital spending for the year to be approximately $98 million. Our ability to materially increase the number of wells to be drilled beyond the prior year or our original budget number is heavily dependent upon the timely access to oilfield services, particularly drilling rigs. The shortage of available rigs in 2005 delayed the drilling of several wells, slowing our growth in production. We will continue to monitor the situation and look for opportunities to increase our production and reserves.

•                  Our expected production volumes, including the addition of the Chapman Ranch Field properties, combined with the current commodity-pricing environment, is anticipated to produce another year of record cash flow.

•                  To help protect against the possibility of downward commodity price movements, we have entered into several derivatives to hedge approximately 45% of our expected remaining natural gas production and 37% of our expected remaining crude oil production streams for 2006. We discontinued cash flow hedge accounting treatment on our natural gas collars, so all of our derivative transactions are now accounted for using mark-to-market accounting treatment (see Note 7 to our consolidated financial statements).

•                  We expect to modestly add to our staff levels in 2006 both as a result of recent growth and anticipated future growth.

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

“Ceiling” Test  - The full-cost method of accounting for oil and gas properties requires a quarterly calculation of a limitation on capitalized costs, often referred to as a full-cost ceiling calculation. The ceiling is the discounted present value of our estimated total proved reserves adjusted for taxes and the impact of cash flow hedges on pricing, using a 10% discount rate. To the extent that our capitalized costs (net of accumulated depletion and deferred taxes) exceed the ceiling, the excess must be written off to expense. Once incurred, this impairment of oil and gas properties is not reversible at a later date even if oil and gas prices increase. No such impairment was required in the three months ended March 31, 2006 or 2005. This calculation of our proved reserves could significantly impact our ceiling limitation used in determining whether an impairment of our capitalized costs is necessary. The ceiling calculation dictates that prices and costs in effect as of the last day of the period are generally held constant indefinitely. Therefore, the future net revenues associated with the estimated proved reserves are not based on our assessment of future prices or costs, but rather are based on prices and costs in effect as of the end of the period. Oil and natural gas prices used in the reserve valuation at March 31, 2006 were $62.75 per barrel and $7.18 per MMbtu.

Effect if Different Assumptions Used: Units-of-production method to amortize our oil and natural gas properties - A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the year by approximately 10%.

“Ceiling” limitation test  - The most likely factor to contribute to a ceiling test impairment is the price used to calculate the reserve limitation threshold. A significant reduction in the prices at a future measurement date could trigger a full-cost ceiling impairment. At March 31, 2006, we had a cushion (i.e., the excess of the ceiling over our capitalized costs) of $48.4 million. A 10% increase or decrease in prices used would have increased or decreased our cushion by approximately 60%. At December 31, 2005 our cushion was approximately $151.1 million, when prices were significantly higher than at March 31, 2005. Our hedging program would serve to mitigate some of the impact of any price decline. Since we no longer apply cash flow hedge accounting to our derivative contracts, there is no impact to the ceiling test. Another likely factor to contribute to a ceiling test impairment is a revised estimate of reserve volume. A 10% increase or decrease in reserve volume would have increased or decreased our cushion by approximately 40%.

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

Assumptions/Approach Used: At March 31, 2006, we had $38.6 million allocated to unproved property. This allocation is based on our estimation of whether the property has potential attributable reserves. Therefore, our assessment of the potential reserves will determine whether costs are moved from the unproved category to the full-cost pool for depletion or whether an impairment is taken.

Effect if Different Assumptions Used: A 10% increase or decrease in the unproved property balance (i.e., transfer to full-cost pool) would have increased or decreased our depletion expense by approximately 1% for the three months ended March 31, 2006.

Nature of Critical Estimate Item: Asset Retirement Obligations - We have certain obligations to remove tangible equipment and restore land at the end of oil and gas production operations. Our removal and restoration obligations are primarily associated with plugging and abandoning wells. Prior to January 1, 2003, the costs associated with this activity were capitalized to the full-cost pool and charged to income through depletion. We adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations effective January 1, 2003, as discussed in Note 1 to our Consolidated Financial Statements. SFAS No. 143 significantly changed the method of accruing for costs an entity is legally obligated to incur related to the retirement of fixed assets (“asset retirement obligations” or “ARO”). Primarily, SFAS No. 143 requires us to estimate asset retirement costs for all of our assets, adjust those costs for inflation to the forecast abandonment date, discount that amount using a credit-adjusted-risk-free rate back to the date we acquired the asset or obligation to retire the asset and record an ARO liability in that amount with a corresponding addition to our asset value. When new obligations are incurred, i.e. a new well drilled or acquired, we add a layer to the ARO liability. We then accrete the liability layers quarterly using the applicable period-end effective credit-adjusted-risk-free rates for each layer. Should either the estimated life or the estimated abandonment costs of a property change upon our quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using our credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost (included in the full-cost pool); therefore, abandonment costs will almost always approximate the estimate. When well obligations are relieved by sale of the property or plugging and abandoning the well, the related liability and asset costs are removed from our balance sheet.

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

Assumptions/Approach Used: Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions (particularly as related to prevailing oil and gas prices). We are not currently required to pay any federal income taxes because of the prior generation of  NOL carryforwards.

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

In the event it is determined that the use of a particular derivative may not be or has ceased to be effective in pursuing a hedging strategy, hedge accounting is discontinued prospectively. During the first three months of 2006, we discontinued cash flow hedge accounting treatment applied to our natural gas contracts due to projected changes in the 2006 physical production volumes hedged and to give us flexibility in how we market our physical production, therefore all contracts are utilizing mark-to-market accounting treatment at March 31, 2006 as discussed below.

Derivative Contracts - For transactions not accounted for using cash flow hedge accounting, the change in the fair value of the derivative contract is reflected in revenue immediately, and not deferred through OCI, and there is no measurement of effectiveness.

Assumptions/Approach Used: Estimating the fair values of derivative instruments requires complex calculations, including the use of a discounted cash flow technique, estimates of risk and volatility, and subjective judgment in selecting an appropriate discount rate. In addition, the calculations use future market commodity prices, which although posted for trading purposes, are merely the market consensus of forecasted price trends. The results of the fair value calculations cannot be expected to represent exactly the fair value of our commodity derivatives. We currently obtain the fair value of our positions from our counterparties. Our practice of relying on our counterparties who are more specialized and knowledgeable in preparing these complex calculations reduces our management’s input. It also approximates the fair value of the contracts as that would be the cost to us to terminate a contract at that point in time. Due to the fact that we apply mark-to-market accounting treatment, the offset to the balance sheet asset or liability, or the change in fair value of the contracts, is included in revenue on the income statement rather than in OCI on the balance sheet.

Effect if Different Assumptions Used: At March 31, 2006, a 10% change in the commodity price per unit, as long as the price is either above the ceiling or below the floor price, would cause the fair value total of our derivative financial instruments to increase or decrease by approximately $0.2 million. Had we applied cash flow hedge accounting treatment to all of our derivative contracts outstanding at March 31, 2006, net income would have been $5.7 million.

Results of Operations

This section includes discussion of our results of operations for the three-month period ended March 31, 2006 as compared to the same period of the prior year. We are an independent energy company engaged in the exploration, development, acquisition and production of oil and natural gas. Our resources and assets are managed and our results reported as one operating segment. We conduct our operations primarily along the onshore United States Gulf Coast, with our emphasis in south Texas, Louisiana, Mississippi and southeast New Mexico.

Our revenue is sensitive to changes in prices received for our products. A substantial portion of our production is sold at prevailing market prices, which fluctuate in response to many factors that are outside of our control. Imbalances in the supply and demand for oil and natural gas can have a dramatic effect on the prices we receive for our production. Political instability and availability of alternative fuels could impact worldwide supply, while the economy, weather and other factors outside of our control could impact demand. We completed two acquisitions in the fourth quarter of 2005, which impacted revenues, production and costs for the first quarter of 2006 and due to timing, may distort comparability of periods presented.

First Quarter 2006 Compared to the First Quarter 2005

Revenue and Production

Total revenue increased 53% from the first quarter of 2005 to the comparable 2006 period. For the three months ended March 31, 2006 and 2005, our product mix contributed the following percentages of production and revenues:

	REVENUES (1)		PRODUCTION VOLUMES (MCFE)
	2006	2005	2006	2005
Natural gas	82%	81%	80%	76%
Natural gas liquids	4%	7%	8%	12%
Crude oil and condensate	14%	12%	12%	12%

Total	100%	100%	100%	100%

(1) Includes effect of hedging and derivative transactions.

The following table summarizes volume and price information with respect to our oil and gas production for the three-month periods ended March 31, 2006 and 2005:

			2006 Period Compared to 2005 Period
	Three Months Ended		$	%
	March 31,		Increase (Decrease)	Increase (Decrease)
	2006	2005
	(in thousands, except per Bbl/Mcf/Mcfe prices and percentages)
Production Volumes:
Natural gas (MMcf)	3,429	3,202	227	7%
Natural gas liquids (MBbls)	61	84	(23)	(27)%
Crude oil and condensate (MBbls)	87	83	4	5%
Natural gas equivalent (MMcfe)	4,314	4,205	109	3%
Average Sales Price(1):
Natural gas ($per Mcf)(2)	$7.72	$5.78	$1.94	34%
Natural gas liquids ($per Bbl)	20.57	17.48	3.09	18%
Crude oil and condensate ($per Bbl)(2)	59.53	47.76	11.77	25%
Natural gas equivalent ($per Mcfe)(2)	7.63	5.69	1.94	34%
Natural gas equivalent ($per Mcfe)(3)	8.11	5.46	2.65	49%
Operating Revenue:
Natural gas (2)	$26,473	$18,495	$7,978	43%
Natural gas liquids	1,245	1,470	(225)	(15)%
Crude oil and condensate (2)	5,177	3,964	1,213	31%
Gain (loss) on hedging and derivatives	2,099	(985)	3,084	313%
Total revenue	$34,994	$22,944	$12,050	53%

(1) Prices are calculated based on whole numbers, not rounded numbers.

(2) Excludes the effect of hedging and derivative transactions.

(3) Includes the effect of hedging and derivative transactions.

Natural gas revenue - Excluding hedging and derivative activity, natural gas revenue increased 43% for the three months ended March 31, 2006 over the same period in 2005 due to higher realized prices and higher production volumes. Excluding the effect of hedging and derivatives, the average natural gas sales price for our production in the first quarter of 2006 was $7.72 per Mcf which was 34% higher than the same period in 2005. This increase in average price received resulted in increased revenue of approximately $6.7 million (based on current period production). Natural gas production increased 7% from 3.2 Bcf in the three months ended March 31, 2005 to 3.4 Bcf in the comparable 2006 period due to production from new wells drilled on our Queen City project and the Chapman Ranch Field properties acquired in the fourth quarter of 2005, partially offset by declines on our older properties, including Encinitas, Gato Creek and Miller. The overall increase in production compared to the prior year period resulted in an increase in revenue of approximately $1.3 million (based on 2005 comparable period pre-hedge prices).

Natural gas liquids (“NGL”) revenue - Revenue from the sale of NGLs decreased 15% for the three months ended March 31, 2006 over the same period in 2005. Production volumes for NGLs decreased 27% from the three months ended March 31, 2005 to the three months ended March 31, 2006 due primarily to declining production at our Encinitas, Gato Creek and Louisiana properties. The decrease in NGL production decreased revenue by approximately $0.4 million (based on 2005 comparable period average prices). Higher average realized prices for the three months ended March 31, 2006 resulted in an increase in revenue of approximately $0.2 million (based on current period production).

Crude oil and condensate revenue - Revenue from the sale of oil and condensate, excluding hedging and derivative activity, increased 31% for the three months ended March 31, 2006 as compared to the comparable prior year period in 2005 due to higher price environment and higher production volumes. The average realized price for oil and condensate for the three months ended March 31, 2006 was $59.53 per barrel compared to $47.76 per barrel in the same period of 2005, a 25% increase. These higher average prices for the first quarter of 2006 resulted in an increase in revenue of approximately $1.0 million (based on current period production). Production volumes for oil and condensate increased 5% for the three months ended March 31, 2006 compared to the same prior year period due primarily to new wells drilled on our Queen City and southeast New Mexico projects, as well as from the Chapman Ranch Field properties acquired in the fourth quarter of 2005. These increases were partially offset by declines on our Miller, Encinitas and Gato Creek properties. The increase in oil and condensate production resulted in an increase in revenue of approximately $0.2 million (based on 2005 comparable period pre-hedge prices).

Hedging and derivatives – For the three months ended March 31, 2006 we recorded a net gain as compared to a net loss in the same period in 2005. During the first three months of 2006 we discontinued cash flow hedge accounting treatment applied to our natural gas collars, due to projected changes in 2006 physical production volumes hedged and to give us more flexibility in how we market our physical production. This change in accounting treatment affects the comparability of the periods (see Note 7 to our consolidated financial statements) because the change in fair market value of the natural gas hedge contracts in 2005 was deferred through OCI on the balance sheet rather than presented in total revenue on the income statement as presented in 2006. The volume and price contract terms vary from period to period and therefore interact differently with the market prices. While we are unable to predict the market prices, we enter into contracts that we expect will protect us in the event of significant downturns in the market. The following table summarizes the various components of the total gain (loss) on hedging and derivatives for the three months ended March 31, 2006 and 2005 and the impact each component had on our realized prices.

	For the Three Months Ended March 31,
	2006		2005
	$	$ per unit (1)	$	$ per unit(1)
	(in thousands, except per unit prices)
Natural gas contract settlements (Mcf)	$319	$0.09	$157	$0.05
Crude oil contract settlements (Bbl)	—	—	(259)	(3.11)
Mark-to-market unrealized change in fair value of gas derivative contract (Mcf)	2,010	0.59	—	—
Mark-to-market reversal of prior period unrealized change in fair value (Bbl)	(17)	(0.20)	209	2.52
Mark-to-market unrealized change in fair value of oil derivative contract (Bbl)	(213)	(2.45)	(1,092)	(13.16)
Gain (loss) on hedging and derivatives (Mcfe)	$2,099	$0.48	$(985)	$(0.23)

(1) Prices per unit are calculated based on whole numbers, not rounded numbers.

Should natural gas prices decrease from the high levels of late 2005 and early 2006, this could materially affect our revenues that are not hedged.

Costs and Operating Expenses

The table below presents a detail of our expenses for the three months ended March 31, 2006 and 2005:

			2006 Period Compared to 2005 Period
	Three Months Ended March 31,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(in thousands, except percentages)
Oil and natural gas operating expenses	$2,189	$2,242	$(53)	(2)%
Severance and ad valorem taxes	2,589	1,866	723	39%
Depreciation, depletion, amortization and accretion:
Oil and gas property and equipment	15,675	8,541	7,134	84%
Other assets	74	62	12	19%
ARO accretion	44	33	11	33%
General and administrative:
Deferred compensation – repriced options	29	262	(233)	(89)%
Deferred compensation – restricted stock	336	144	192	133%
Deferred compensation – stock option expense	42	—	42	*
Bad debt expense	—	11	(11)	*
Other general and administrative	2,717	2,479	238	10%
	23,695	15,640	8,055	52%
Other expense, net	672	3	669	*
Total	$24,367	$15,643	$8,724	56%

*Not meaningful

Oil and natural gas operating expenses -  For the three months ended March 31, 2006 operating expenses decreased from the same period of 2005. Although we experienced increases in costs for the newly acquired Chapman Ranch Field properties and new wells drilled at Gato Creek, we experienced offsetting declines in costs for our outside operated properties at O’Connor Ranch and Spartan, as well as on our Louisiana properties. Average oil and natural gas operating expenses were $0.51 per Mcfe and $0.53 per Mcfe for the three months ended March 31, 2006 and 2005, respectively.

Severance and ad valorem taxes  — For the three months ended March 31, 2006, severance and ad valorem taxes increased 39% from the first quarter of 2005. Severance tax expense for the first quarter of 2006 was 27% higher than the comparable prior year period as a result of higher revenue. Our severance tax expense is levied on our oil and gas revenue dollars (excluding hedging and derivative impact), so if commodity prices remain high, we expect to continue to incur higher severance tax expense. For the three months ended March 31, 2006, severance tax expense was approximately 5.8% of revenue subject to severance taxes compared to 6.2% of revenue subject to severance taxes for the comparable 2005 period. Ad valorem tax expense for the first quarter of 2006 was impacted by increased accruals for the estimated costs related to the addition of the Chapman Ranch Field properties acquired in the fourth quarter 2005 and increases in estimated costs from the taxing authorities. On an equivalent basis, severance and ad valorem taxes averaged $0.60 per Mcfe and $0.44 per Mcfe for the three months ended March 31, 2006 and 2005, respectively.

Depletion, depreciation, and amortization (“DD&A”) and accretion -  DD&A and accretion expense for the three months ended March 31, 2006 totaled $15.8 million compared to $8.6 million for the three months ended March 31, 2005. Depletion on our oil and natural gas properties increased 84% for the first quarter of 2006 compared to the same period of 2005 due to an increase in production levels and in the unit-of-production depletion rate. The depletion rate increased from $2.03 per Mcfe in the first quarter 2005 to $3.63 per Mcfe in the first quarter of 2006, adding approximately $6.9 million in depletion expense. Our rate has increased due to increased spending on our drilling program with disproportionate reserve additions. The rate was also impacted in the fourth quarter of 2005 by the Chapman Ranch Field acquisitions which added $0.52 per Mcfe. The increase in depletion expense from the higher production levels in the first quarter of 2006 as compared to the same period of 2005 resulted in an increase in expense of approximately $0.2 million. Depreciation of furniture and fixtures increased 19% compared to the prior year first quarter due to the addition of furniture and leasehold improvements for our expanded corporate office spaces and additions to computer equipment for new employees. Accretion expense associated with our asset retirement obligations for the three months ended March 31, 2006 increased 33% over the first quarter of 2005 for the new obligations incurred from the wells drilled in 2005 and the addition of properties acquired in the fourth quarter of 2005.

Total G&A - For the three months ended March 31, 2006, total G&A was $3.1 million, an increase of 8% compared to the prior year first quarter total of $2.9 million. Total G&A includes deferred compensation related to repriced options pursuant to FIN 44 discussed in Note 1 to the consolidated financial statements, deferred compensation related to stock option expense pursuant to the adoption of SFAS No. 123R, deferred compensation related to restricted stock grants and other G&A costs. FIN 44 expense has decreased as a result of the exercise of a substantial portion of the outstanding repriced options. Upon adoption of SFAS No. 123R in the first quarter of 2006, we recorded $41,738 in compensation expense for stock options that had not vested as of adoption of SFAS No. 123R. There was no comparable expense in the same prior year period because we were applying APB Opinion No. 25, which allowed us to exclude expense related to stock options (see Note 1 to the consolidated financial statements). We do not expect any further impact to our income statement as we discontinued issuing stock options in 2004. Amortization related to restricted stock awards granted over the past three years has increased due to new grants that have occurred since the first quarter of 2005. We recorded $11,000 of bad debt expense in the first quarter of 2005 and none in 2006. Other G&A for the three months ended March 31, 2006, which does not include the deferred compensation expenses discussed above, increased 10% from the comparable 2005 period. The increase in other G&A was attributable to higher salaries and benefits, due to adding 14 additional employees since March 31, 2005 and for increased director compensation, as well as higher rent expense for additional office space, franchise tax expense, and legal costs for pending litigation. These increases were partially offset by decreases in regulatory fees, Sarbanes-Oxley consulting fees, and costs incurred in 2005 for strategic planning. For the three months ended March 31, 2006 and 2005, overhead reimbursement fees reducing G&A costs doubled in 2006 as compared to 2005 as a result of increasing our operated properties. Capitalized G&A costs further reduced other G&A by $0.8 million and $0.7 million for the three months ended March 31, 2006 and 2005, respectively. Other G&A on a unit of production basis for the three months ended March 31, 2006 was $0.63 per Mcfe compared to $0.59 per Mcfe for the comparable 2005 period.

Other income (expense) - During the three months ended March 31, 2005, 100% of our interest expense for the quarter was capitalized as compared to only a portion being capitalized in the same 2006 period. We calculate the amount of interest we can capitalize based on the comparison of our unproved property costs and our weighted average debt balance, and in 2005 our debt was lower than the unproved property balance. We incurred higher interest costs for the three months ended March 31, 2006 than for the same period of 2005 due to higher outstanding debt balances.

	For the Three Months Ended March 31,
	2006	2005
	(in thousands)
Gross interest expense	$1,607	$224
Less: Capitalized interest	(939)	(224)
Interest expense, net	$668	$—

Weighted Average Debt	$93,400	$12,022

We also recorded amortization of deferred loan costs related to our amended credit facility and interest income earned on our outstanding daily cash balances during the three months ended March 31, 2006 and 2005, both of which were comparable amounts.

Income tax expense - An income tax provision was recorded for the three months ended March 31, 2006 and 2005 of $3.7 million and $2.6 million, respectively. The increase resulted from higher pre-tax income in 2006 as compared to 2005.

Earnings per share - For the three months ended March 31, 2006, earnings per share increased in comparison to the same period in 2005 mainly as a result of increased net income, partially offset by an increased number of shares. We had $0.40 basic earnings per share and $0.38 diluted earnings per share for the three months ended March 31, 2006, as compared to $0.28 basic earnings per share and $0.27 diluted earnings per share in the comparable 2005 period. Basic weighted average shares outstanding for the three months ended March 31, 2006 increased approximately 1% as compared to the same 2005 period primarily due to the exercise of stock options throughout the interim periods.

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

Significant changes to working capital may affect our liquidity in the short term. The change in our derivative instrument from a liability at December 31, 2005 to an asset at March 31, 2006 is indicative of potential future cash receipts on our derivative positions, which are scheduled to settle in the coming months. The fair value of our outstanding derivative contracts, reflected in the derivative financial instrument on the balance sheet, is an asset because the price floors on our contracts exceed the future strip commodity prices at the balance sheet date, such that if the contracts were to settle at the balance sheet date we would have gains. The fair market value represents the potential settlement for those contracts if the market prices remain unchanged, but should commodity prices increase or decrease, the fair value of those outstanding contracts would change and the settlements at maturity would also change. When our hedges and derivatives require us to pay a cash settlement, we are receiving higher cash inflows on the sale of unhedged production at higher prices, providing us with funds which would adequately cover any settlements when they come due.

We had $100.0 million outstanding under the credit facility at March 31, 2006. The maturity for this credit facility is December 31, 2007. We have received significant funds through equity transactions in the past, including through offerings of our common stock and the exercise of warrants and stock options. We typically do not, however, rely on proceeds from the exercise of warrants and stock options to sustain our business as the timing of their exercise is unpredictable.

After considering the impact of these working capital changes and our forecasts of future results of operations, we believe that cash flows from operating activities, as supplemented by borrowings on our credit facility, combined with our ability to control the timing of certain of our future exploration and development requirements, will provide us with the flexibility and liquidity to meet our planned capital requirements for 2006. In addition, our credit facility had $10.0 million available at March 31, 2006.

We had cash and cash equivalents at March 31, 2006 of $2.3 million consisting primarily of short-term money market investments, as compared to $0.7 million at December 31, 2005. Working capital was $13.9 million as of March 31, 2006, as compared to $10.5 million at December 31, 2005. Our sources and uses of cash were as follows:

	For the Three Months Ended March 31,
	2006	2005
	(in thousands)
Net Cash Provided By Operating Activities	$25,066	$17,969
Net Cash Used In Investing Activities	(39,025)	(12,810)
Net Cash Provided by (Used In) Financing Activities	15,562	(2,789)

Net Cash Provided By Operating Activities - The increase in cash flows provided by operating activities for the three months ended March 31, 2006 compared to 2005 was primarily due to higher oil and gas production revenue partially offset by higher operating expenses. Although fluctuations in commodity prices have been the primary reason for our short-term changes in cash flow from operating activities, increased production volumes significantly impacted us in the past few quarters. In an effort to reduce the volatility realized on commodity prices, we enter into derivative instruments. Although we have seen declines in natural gas prices since year-end 2005, we have realized cash settlements from our derivatives to offset a portion of those price declines. Overall, oil and gas production revenue increased for the three months ended March 31, 2006 as compared to the same period in 2005 with a 49% increase in the average net price received for our production and a 3% increase in production volumes.

Net Cash Used In Investing Activities - We reinvest a substantial portion of our cash flows from operating activities in our drilling, acquisition, land and geophysical activities. Capital expenditures of $36.5 million were attributable to our drilling and operating program. In addition to drilling that was in progress at year-end 2005, we drilled 19 gross wells during the three months ended March 31, 2006, all but three of which were apparent successes. Leasehold acquisitions, including seismic data and other geological and geophysical expenditures totaled $3.6 million for the three months ended March 31, 2006. The remaining capital expenditures were associated with computer hardware and office equipment and other miscellaneous capital charges. Proceeds from the sale of oil and gas properties totaled $60,000 during the three months ended March 31, 2006, which represents a deposit for the divestiture of the Buckeye properties which closed after quarter-end. During the three months ended March 31, 2005, we incurred capital expenditures of $10.8 million attributable to the drilling of six gross wells, all of which were successful. Leasehold acquisitions, including seismic data and other geological and geophysical expenditures, totaled $1.6 million and acquisition costs totaled $0.3 million for the three months ended March 31, 2005. The remaining capital expenditures were associated with computer hardware and office equipment.

Due to our active exploration, development and acquisition activities, we have experienced and expect to continue to experience substantial working capital requirements. We currently anticipate capital expenditures in 2006 to be approximately $98.0 million. Approximately $74.5 million is allocated to our expected drilling and production activities; $16.5 million is allocated to land, legal and seismic activities; and $7.0 million relates to capitalized interest, G&A and other. We intend to fund our total projected 2006 capital expenditures, and other commitments and working capital requirements with expected cash flow from operations and, to the extent necessary, other sources. Should there be a change in our pricing or production assumptions, we believe that we have sufficient financial flexibility from other financing sources to meet our financial obligations as they come due, and we would recommend to our Board an adjustment to our capital expenditures program accordingly so as to avoid unnecessary incremental borrowings that may be needed for acquisitions. We do not explicitly budget for acquisitions; however, we do expect to spend considerable effort evaluating acquisition opportunities. We expect to fund acquisitions through traditional reserve-based bank debt and/or the issuance of equity and, if required, through additional debt and equity financings.

Net Cash Provided By (Used In) Financing Activities - We had net borrowings of $15.0 million under our credit facility due to the accelerated timing of our drilling schedule. We received $0.6 million in proceeds from stock options exercised in the first three months of 2006. For the three months ended March 31, 2005, we had net repayments of $10.0 million under our credit facility and $7.2 million in proceeds from the issuance of common stock related to the exercise of the over-allotment option on our December 2004 public offering and stock options exercised in the first three months of 2005.

We utilize our credit facility to supplement timing differences in our projected cash inflows and outflows and smaller acquisitions. We also have $390 million available under our current shelf registration statement for larger acquisitions. We believe we will be able to generate capital resources and liquidity sufficient meet our financial obligations as they come due.

Credit Facility

On November 30, 2005, we amended our Third Amended and Restated Credit Agreement (the “Credit Facility”), which it had originally entered into in March 2004 (effective December 31, 2003) and previously amended on May 31, 2005. The Credit Facility permits borrowings up to the lesser of (i) the borrowing base and (ii) $150.0 million. Effective November 30, 2005, the borrowing base under the Credit Facility was increased from $70.0 million to $110.0 million as a result of the Chapman Ranch Field acquisitions and our drilling activities since the last redetermination. Based on the increase, our available borrowing capacity at March 31, 2006 was $10.0 million. The borrowing base is currently being redetermined by the lender and we expect to be notified of any changes by the end of May 2006.

The Credit Facility matures December 31, 2007 and is secured by substantially all of our assets. Borrowings under the Credit Facility bear interest at rates that are variable based on the percentage usage of the facility. Borrowings can be at prime plus a margin of up to 0.25% or at Libor plus a margin of 1.75% to 2.125%. As of March 31, 2006, our interest rates on our outstanding prime and Libor borrowings were 8.0% and 6.795%. As of March 31, 2006, $100.0 million in total borrowings were outstanding under the Credit Facility.

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

Consolidated EBITDAX is a component of negotiated covenants with our lenders and is presented here as disclosure of our covenant obligations.

Shelf Registration Statement

During the second quarter 2005, we filed a registration statement with the SEC which registered offerings of up to $390 million of any combination of debt securities, preferred stock, common stock or warrants for debt securities or equity securities of the Company. Net proceeds, terms and pricing of the offering of securities issued under the shelf registration statement will be determined at the time of the offerings. The shelf registration statement does not provide assurance that we will or could sell any such securities. Our ability to utilize our shelf registration statement for the purpose of issuing, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or equity securities will depend upon, among other things, market conditions and the existence of investors who wish to purchase our securities at prices acceptable to us. In connection with the filing of the 2005 registration statement, we deregistered the remaining shares then available for sale under our earlier $150 million shelf registration statement filed in 2004. At March 31, 2006, we had $390 million remaining for issuance under our 2005 shelf registration statement.

Off Balance Sheet Arrangements

We currently do not have any off balance sheet arrangements.

Risk Management Activities – Derivatives & Hedging

Due to the instability of oil and natural gas prices, we may enter into, from time to time, price-risk management transactions (e.g., swaps, collars and floors) for a portion of our oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from commodity price fluctuations. While the use of these arrangements limits our ability to benefit from increases in the price of oil and natural gas, it also reduces our potential exposure to adverse price movements. Our arrangements, to the extent we enter into any, apply to only a portion of our production, provide only partial price protection against declines in oil and natural gas prices and limit our potential gains from future increases in prices. None of these instruments are used for trading purposes. On a quarterly basis, our management reviews all of our price-risk management policies, including volumes, types of instruments and counterparties. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation and concurrence by the President and Chairman of the Board. Our Board of Directors monitors our price-risk management policies and trades.

All of these price-risk management transactions are considered derivative instruments and accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). These derivative instruments are intended to hedge our price risk and may be considered hedges for economic purposes. There are two types of accounting treatments for derivatives, (i) mark-to-market accounting and (ii) cash flow hedge accounting. We previously applied cash flow hedge accounting treatment to our natural gas derivatives and mark-to-market accounting treatment to our crude oil derivatives. During the first quarter of 2006, we discontinued cash flow hedge accounting treatment applied to our natural gas derivatives. Therefore, all derivatives are recorded on the balance sheet at fair value and the changes in fair value are presented in total revenue on the income statement, rather than deferred through OCI on the balance sheet. The following table provides additional information regarding our various derivative transactions that were recorded at fair value on the balance sheet as of March 31, 2006.

(in thousands)
Fair value of contracts outstanding at December 31, 2005	$(2,479)
Contracts realized or otherwise settled during the period	319
Fair value of new contracts when entered into during 2006:
Asset	—
Liability	—
Changes in fair values attributable to changes in valuation techniques and assumptions	—
Other changes in fair values	4,096
Fair values of contracts outstanding at March 31, 2006	$1,936

The following table details the fair value of our commodity-based derivative contracts by year of maturity and valuation methodology as of March 31, 2006.

	Fair Value of Contracts at March 31, 2006
Source of Fair Value	Maturity less than 1 year	Maturity 1-3 years	Maturity 4- 5 years	Maturity in excess of 5 years	Total fair value
	(in thousands)
Prices actively quoted:	—	—	—	—	—
Prices provided by other external sources:
Asset	1,936	—	—	—	1,936
Liability	—	—	—	—	—
Prices based on models and other valuation methods:	—	—	—	—	—
Total	$1,936	$—	$—	$—	$1,936

Tax Matters

At March 31, 2006, we had cumulative net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $63.6 million, including $17.8 million of NOLs acquired in the Miller merger that expire beginning 2020 through 2024. The estimated NOLs presented herein assume that certain items, primarily intangible drilling costs, have been written off for tax purposes in the current year. However, we have not made a final determination if an election will be made to capitalize all or part of these items for tax purposes in the future.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”)  issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, Accounting for Nonmonetary Transactions, provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.  FIN 47 clarifies that the term, “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event that may or may not be within the control of the entity.  Even though uncertainty about the timing and/or method of settlement exists and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred generally upon acquisition, construction, or development or through the normal operation of the asset.  SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective for fiscal years ending after December 15, 2005.  Retrospective application for interim financial information is permitted but is not required.  The adoption of FIN 47 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

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

In March 2006, the FASB issued SFAS No. 156,  Accounting for Servicing of Financial Assets, which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS No. 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS No. 156 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and commodity prices. We use a credit facility, which has a floating interest rate, to finance a portion of our operations. We are not subject to fair value risk resulting from changes in our floating interest rates. The use of floating rate debt instruments provides a benefit due to downward interest rate movements but does not limit us to exposure from future increases in interest rates. Based on the March 31, 2006 outstanding borrowings and interest rates of 6.8% and 8.0% applied to various borrowings, a 10% change in interest rates would result in an increase or decrease of interest expense of approximately $0.7 million on an annual basis.

In the normal course of business we enter into hedging transactions, including commodity price collars, swaps and floors to mitigate our exposure to commodity price movements, but not for trading or speculative purposes. During 2005, we put in place several natural gas and crude oil collars for a portion of our 2006 production to achieve a more predictable cash flow. Please refer to Note 7 to our consolidated financial statements. While the use of these arrangements may limit the benefit to us of increases in the price of oil and natural gas, it also limits the downside risk of adverse price movements. The following is a list of contracts outstanding as of March 31, 2006:

Transaction Date	Transaction Type	Beginning	Ending	Price Per Unit	Volumes Per Day	Fair Value Outstanding as of March 31, 2006
						(in thousands)
Natural Gas (1):
08/05	Collar	01/01/06	12/31/06	$7.00-$10.50	10,000 MMbtu	$766

08/05	Collar	01/01/06	12/31/06	$7.00-$16.10	10,000 MMbtu	1,244

Crude Oil (2):
08/05	Collar	01/01/06	12/31/06	$55.00-$80.00	400 Bbl	(74)

						$1,936

(1) The Company’s current natural gas collars were entered into on a per MMbtu delivered price basis, using the Houston Ship Channel Index, with settlement for each calendar month occurring five business days following the expiration date. During 2005, cash flow hedge accounting was applied to these contracts, which was then discontinued in 2006. During 2006, mark-to-market accounting treatment will be applied to these contracts and the change in fair value is reflected in total revenue during the year.

(2) Cash flow hedge accounting is not applied to the Company’s crude oil collars, which were entered into on a per barrel delivered price basis, using the West Texas Intermediate Index, with settlement for each calendar month occurring five business days following the expiration date. Mark-to-market accounting treatment is applied to these contracts and the change in fair value is reflected in total revenue during the year.

At March 31, 2006, the fair value of the outstanding derivatives was an asset of approximately $1.9 million. A 10% change in the commodity price per unit, as long as the price is either above the ceiling or below the floor price, would cause the fair value total of the hedge to increase or decrease by approximately $0.2 million.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time we are a party to various legal proceedings arising in the ordinary course of business. While the outcome of lawsuits cannot be predicted with certainty, we are not currently a party to any proceeding that we believe, if determined in a manner adverse to the Company, could have a material adverse effect on our financial condition, results of operations or cash flows, except as set forth below.

Texas Comptroller Audit - During the second quarter of 2004, we received notice that its franchise tax returns for the State of Texas would be audited for the tax years 1999 through 2002. After reviewing documents submitted, the agent representing the Office of the Comptroller of the State of Texas proposed adjustments to the calculation that would result in an increased franchise tax liability.  The agent maintained that transfers by the parent company to its subsidiaries that we classified as intercompany loans should instead be classified as equity investments in the subsidiary. The State of Texas originally proposed that the franchise tax liability of the subsidiaries would be increased by approximately $3.0 million for the four-year period under audit.

During the third quarter of 2004, the agent reduced the proposed franchise tax deficiency adjustment to the Company and its subsidiaries to an aggregate of $467,000. In the fourth quarter of 2004, there was an informal hearing at the local Comptroller’s Office during which the agent indicated he would formally assess the proposed deficiency.  On March 24, 2005, we received such deficiency assessment in the amount of $471,482 including penalty and interest. We responded on April 21, 2005 with a request for a formal redetermination hearing. On February 14, 2006, a Hearings Attorney for the Texas Comptroller of Public Accounts issued a Position Letter reaffirming the auditor’s assessment, and rejecting our arguments as set forth in its April 21, 2005 request for redetermination.  On February 24, 2006, we filed a motion to set the matter for oral hearing before an Administrative Law Judge and a hearing is currently set for July 18, 2006. Prior to the oral hearing we will submit additional written materials to the Hearings Attorney. We intend to continue to vigorously contest the assessment through appropriate administrative levels in the Comptroller’s Office and any other available means.  Due to our intention to continue to vigorously contest the proposed adjustments, we have not recognized any provision for the additional franchise taxes that would result from the proposed deficiency.

Wade and Joyce Montet, et al., v. Edge Petroleum Corp of Texas, et al., consolidated with Rolland L. Broussard, et al., v. Edge Petroleum Corp of Texas, et al. - This is a consolidated suit, filed in state court in Vermilion Parish, Louisiana in September 2003. Plaintiffs are mineral/royalty owners under the Norcen-Broussard No. 1 and 2 wells, Marg Tex Reservoir C, Sand Unit A (Edge’s old Bayou Vermillion Prospect). They claim the operator at the time, Norcen Explorer, now Anadarko, failed to “block squeeze” the sections of the No. 2 well, as would a prudent operator, to protect the gas reservoir from being flooded with water from adjacent underground formations. Plaintiffs further allege Norcen was negligent in not creating a field-wide unit to protect their interests. Plaintiffs have named us and other working interest owners in the leases as defendants, including Norcen Explorer’s successors in interest, Anadarko. Plaintiffs seek unspecified damages for lost royalties and damages due to alleged devaluation of their mineral and property interests, plus interest and attorneys’ fees. In early 2005, we filed a motion for summary judgment in the case asserting, among other defenses, that:  (i) there has been no breach of contract, (ii) there is no express or implied duty imposed on us to block squeeze the well or form a field-wide unit, (iii) the units were properly formed by the Conservation Commissioner in accordance with the statutory scheme in Louisiana, (iv) plaintiffs’ claims are barred by limitations, and (v) other defenses. Along with the other defendants, we also filed a special preemptory challenge of no cause of action under the leases and the Louisiana Mineral Code for failure to exhaust administrative remedies and due to lack of a demand. In May and June 2005, the court ruled against us on the motion for summary judgment and the preemptory challenges. Of the 18.75% after-payout working interest that we originally reserved in the leases, we owned a 2.8% working interest at the time of the alleged acts or omissions. On September 6, 2005, we were granted leave by the court to file a third party demand to join the other working interest owners who hold the remainder of the 18.75% working interest as direct defendants in this case, and those pleadings have been served on the parties.

As of the date of this report, it is not possible to determine what, if any, our exposure might be in this matter. The plaintiffs’ expert witness, in his December 2005 deposition, offered his theory that plaintiffs’ gross damages are in the range of $19 to 20 million. That number is based on his theory that the alleged failure to block squeeze the well resulted in the under-production of gas worth $300 million. Plaintiffs’ royalty share of that figure yields the $19 to $22 million range of alleged damages. Based on the expert’s testimony, damages attributable to the full 18.75% interest would be in the range of $3.75 million gross or net to our 2.8% share would be in the range of $560,000 (excluding interest and attorneys’ fees). Along with the other defendants, we hired our own expert witnesses who have refuted these claims, particularly the expert’s assertions that failure to block squeeze the well caused any damages to the reservoir. The deposition of a Norcen engineer who prepared the completion plan for the Broussard No. 2 well and supervised the completion operations, taken in April 2006, confirms the testimony of the defense experts as to why the well was not block squeezed. A hearing was held before Judge Conque on April 3, 2006 covering several motions before the court. At that hearing, (1) the trial, originally set for May 22, 2006, was continued until either August 28, 2006 or December 11, 2006, with the date to be determined shortly; (2) plaintiffs’ and defendants’ motions to exclude each other’s experts were denied and all experts will be allowed to testify; (3) the judge ruled he would not grant any motions to sever absent an agreement by all parties consenting to severance; (4) the judge ruled on certain discovery matters allowing certain limited discovery from one of Edge’s preliminary experts; and (5) the judge strongly suggested that the parties participate in mediation. While the Company agrees that mediation would be appropriate and is seeking a mediation date that is suitable with all parties, it will continue to vigorously defend itself against this lawsuit.

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

David Blake, et al. v. Edge Petroleum Corporation – On September 19, 2005, David Blake and David Blake, Trustee of the David and Nita Blake 1992 Children’s Trust filed suit against Edge Petroleum Corporation in state district court in Goliad County, Texas alleging breach of contract for failure and refusal to transfer overriding royalty interests to plaintiffs in at least five leases in Goliad County, Texas and failure and refusal to pay monies to Blake pursuant to such overriding royalty interests for wells completed on the leases. Venue of the case was transferred to Harris County by agreement of the litigants. The Company has served Plaintiffs with discovery and has filed a counterclaim and an amended counterclaim joining various related entities that are controlled by Plaintiffs. In addition, Plaintiffs have filed an amended complaint alleging claims of slander of title and tortuous interference related to its alleged right to receive an overriding royalty interest from a third party. Plaintiffs currently have on file a motion for summary judgment, to which the Company has objected, and this motion is expected to be heard later this summer. The Company has responded aggressively to this lawsuit, and it does not believe that the probability of recovery against the Company rises to the level of reasonably possible. As of the date of this report, it is not possible to determine what, if any, our exposure might be in this matter, nor have we assigned a value to our counterclaims.

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Agreement and Plan of Merger dated as of May 28, 2003 among Edge Petroleum Corporation, Edge Delaware Sub Inc. and Miller Exploration Company (“Miller”) (Incorporated by reference from Annex A to the Joint Proxy Statement/Prospectus contained in the Company’s Registration Statement on Form S-4/A filed on October 31, 2003 (Registration No. 333-106484)).

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

Stock Purchase Agreement by and among Jon L. Glass, Craig D. Pollard, Leigh T. Prieto, Yorktown Energy Partners V, L.P., Yorktown Energy Partners VI, L.P., Cinco Energy Corporation, and Edge Petroleum Exploration Company and Edge Petroleum Corporation dated September 21, 2005 (Incorporated by reference from exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005).

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

4.3	—

Agreement and Amendment No. 2 to the Third Amended and Restated Credit Agreement dated November 30, 2005 among Edge Petroleum Corporation, Edge Petroleum Exploration Company, Edge Petroleum Operating Company, Inc., Miller Oil Corporation, Miller Exploration Company, and Cinco Energy Corporation, as borrowers, the lenders thereto and Union Bank of California, N.A., a national banking association, as Agent (Incorporated by reference from exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

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

†10.12	—	Summary of Compensation of Non-Employee Directors (Incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

†10.13	—	2005 Bonus Plan for Executive Officers (Incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

†10.14	—	2004 Bonus Program (Incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

*31.1	—	Certification by John W. Elias, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	—	Certification by Michael G. Long, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32.1	—

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

EDGE PETROLEUM CORPORATION,
A DELAWARE CORPORATION
(REGISTRANT)

Date	May 8, 2006	/s/ John W. Elias
John W. Elias
Chief Executive Officer and
Chairman of the Board

Date	May 8, 2006	/s/ Michael G. Long
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

Agreement and Plan of Merger dated as of May 28, 2003 among Edge Petroleum Corporation, Edge Delaware Sub Inc. and Miller Exploration Company (“Miller”) (Incorporated by reference from Annex A to the Joint Proxy Statement/Prospectus contained in the Company’s Registration Statement on Form S-4/A filed on October 31, 2003 (Registration No. 333-106484)).

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

Stock Purchase Agreement by and among Jon L. Glass, Craig D. Pollard, Leigh T. Prieto, Yorktown Energy Partners V, L.P., Yorktown Energy Partners VI, L.P., Cinco Energy Corporation, and Edge Petroleum Exploration Company and Edge Petroleum Corporation dated September 21, 2005 (Incorporated by reference from exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005).

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

4.3	—

Agreement and Amendment No. 2 to the Third Amended and Restated Credit Agreement dated November 30, 2005 among Edge Petroleum Corporation, Edge Petroleum Exploration Company, Edge Petroleum Operating Company, Inc., Miller Oil Corporation, Miller Exploration Company, and Cinco Energy Corporation, as borrowers, the lenders thereto and Union Bank of California, N.A., a national banking association, as Agent (Incorporated by reference from exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

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

†10.12	—	Summary of Compensation of Non-Employee Directors (Incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

†10.13	—	2005 Bonus Plan for Executive Officers (Incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

†10.14	—	2004 Bonus Program (Incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

*31.1	—	Certification by John W. Elias, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	—	Certification by Michael G. Long, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32.1	—

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