Form 10-Q
period 2006-06-30
EDGE PETROLEUM CORP
filed 2006-08-08
CIK 1021010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

☐ Large accelerated filer                                    ☒ Accelerated filer                                                             ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2006

Common Stock	17,426,989

EDGE PETROLEUM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EDGE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,380	$666
Accounts receivable, trade, net of allowance of $0.5 million at June 30, 2006 and December 31, 2005	16,305	24,980
Accounts receivable, joint interest owners, net of allowance of $4,771 at June 30, 2006 and December 31, 2005	4,358	2,100
Deferred income taxes	2,328	2,518
Derivative financial instruments	2,973	—
Other current assets	4,868	6,437
Total current assets	33,212	36,701
PROPERTY AND EQUIPMENT, net – full cost method of accounting for oil and natural gas properties (including unproved costs of $35.7 million and $36.9 million at June 30, 2006 and December 31, 2005, respectively)	341,665	306,456
OTHER ASSETS	175	223
TOTAL ASSETS	$375,052	$343,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, trade	$2,512	$5,571
Accrued liabilities	10,947	17,894
Accrued interest payable	623	17
Asset retirement obligation – current portion	166	203
Derivative financial instruments	—	2,479
Total current liabilities	14,248	26,164
ASSET RETIREMENT OBLIGATION – long-term portion	2,848	2,564
DEFERRED TAX LIABILITY	45,051	37,897
LONG-TERM DEBT	105,000	85,000
Total liabilities	167,147	151,625

COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 17,379,426 and 17,216,776 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	174	172
Additional paid-in capital	139,590	137,842
Retained earnings	68,141	55,454
Accumulated other comprehensive loss	—	(1,713)
Total stockholders’ equity	207,905	191,755
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$375,052	$343,380

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
OIL AND NATURAL GAS REVENUE
Oil and natural gas sales	$31,199	$26,228	$64,094	$50,157
Gain (loss) on hedging and derivatives	2,679	(18)	4,778	(1,003)
Total revenue	33,878	26,210	68,872	49,154

OPERATING EXPENSES:
Oil and natural gas operating expenses	2,260	1,802	4,449	4,044
Severance and ad valorem taxes	2,236	1,785	4,825	3,651
Depletion, depreciation, amortization and accretion	16,545	8,939	32,338	17,575
General and administrative expenses:
Deferred compensation – repriced options	(296)	(90)	(267)	172
Deferred compensation – restricted stock	522	262	858	406
Deferred compensation – stock option expense	—	—	42	—
Bad debt expense	—	—	—	11
Other general and administrative expenses	3,122	2,357	5,839	4,836
Total operating expenses	24,389	15,055	48,084	30,695
OPERATING INCOME	9,489	11,155	20,788	18,459

OTHER INCOME AND EXPENSE:
Interest income	32	24	70	56
Interest expense, net of amounts capitalized	(545)	—	(1,213)	—
Amortization of deferred loan costs	(41)	(36)	(83)	(71)
INCOME BEFORE INCOME TAXES	8,935	11,143	19,562	18,444
INCOME TAX EXPENSE	(3,140)	(3,934)	(6,875)	(6,511)
NET INCOME	$5,795	$7,209	$12,687	$11,933

BASIC EARNINGS PER SHARE	$0.33	$0.42	$0.73	$0.70
DILUTED EARNINGS PER SHARE	$0.32	$0.40	$0.70	$0.67

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	17,372	17,120	17,306	17,081
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	18,105	17,796	18,043	17,745

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
NET INCOME	$5,795	$7,209	$12,687	$11,933

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Change in fair value of outstanding hedging and derivative instruments (1)	—	541	—	(648)
Reclassification of hedging and derivative losses (gains) (2)	—	143	—	(667)
Other comprehensive income (loss)	—	684	—	(1,315)
COMPREHENSIVE INCOME	$5,795	$7,893	$12,687	$10,618

(1) net of income taxes of	$—	$291	$—	$(349)
(2) net of income taxes of	$—	$77	$—	$(359)

See accompanying notes to the consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,687	$11,933
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized (gain) loss on the fair value of derivatives	(2,817)	554
Loss on property	—	2
Deferred income taxes	6,875	6,511
Depletion, depreciation, amortization and accretion	32,338	17,575
Amortization of deferred loan costs	83	71
Deferred compensation	633	578
Bad debt expense	—	11
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, trade	8,675	(1,230)
Decrease (increase) in accounts receivable, joint interest owners	(2,258)	3,341
Increase in other assets	(627)	(1,755)
Decrease in accounts payable, trade	(3,058)	(2,119)
Decrease in accrued liabilities	(6,766)	(1,732)
Increase in accrued interest payable	605	—
Net cash provided by operating activities	46,370	33,740

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas property and equipment additions	(67,897)	(34,037)
Decrease in drilling advances	2,071	—
Proceeds from the sale of oil and natural gas properties	600	—
Net cash used in investing activities	(65,226)	(34,037)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from long-term debt	28,000	3,000
Payments of long-term debt	(8,000)	(10,000)
Net proceeds from issuance of common stock	576	7,210
Deferred loan costs	(6)	—
Net cash provided by financing activities	20,570	210

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,714	(87)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	666	2,267
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,380	$2,180

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Equity
	(in thousands)
BALANCE, DECEMBER 31, 2005	17,217	$172	$137,842	$55,454	$(1,713)	$191,755
Issuance of common stock	162	2	712	—	—	714
Deferred compensation – restricted stock	—	—	858	—	—	858
Deferred compensation - repriced options	—	—	(267)	—	—	(267)
Deferred compensation - stock option expense	—	—	42	—	—	42
Change in valuation of hedging instruments	—	—	—	—	1,713	1,713
Tax benefit associated with exercise of non-qualified stock options	—	—	403	—	—	403
Net income	—	—	—	12,687	—	12,687
BALANCE, JUNE 30, 2006	17,379	$174	$139,590	$68,141	$—	$207,905

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

Oil and Natural Gas Properties - Investments in oil and natural gas properties are accounted for using the full-cost method of accounting. The accounting for our business is subject to special accounting rules that are unique to the oil and gas industry. There are two allowable methods of accounting for oil and gas business activities:  the successful-efforts method and the full-cost method. There are several significant differences between these methods. Among these differences is that, under the successful-efforts method, costs such as geological and geophysical (“G&G”), exploratory dry holes and delay rentals are expensed as incurred whereas under the full-cost method these types of charges are capitalized to their respective full-cost pool. In the measurement of impairment of oil and gas properties, the successful-efforts method of accounting follows the guidance provided in Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, where the first measurement for impairment is to compare the net book value of the related asset to its undiscounted future cash flows using commodity prices consistent with management expectations. The full-cost method follows guidance provided in SEC Regulation S-X Rule 4-10, where impairment is determined by comparing the net book value of the full-cost pool to the future net cash flows discounted at 10 percent using commodity prices in effect at the end of the reporting period.

The Company utilizes the full-cost method of accounting for oil and natural gas properties. In accordance with the full-cost method of accounting, all costs associated with the exploration, development and acquisition of oil and natural gas properties, including salaries, benefits and other internal costs directly attributable to these activities are capitalized within a cost center. The Company’s oil and natural gas properties are located within the United States of America and constitute one cost center. The Company also capitalizes a portion of interest expense on borrowed funds. Employee related costs that are directly attributable to exploration and development activities are also capitalized. These costs are considered to be direct costs based on the nature of their function as it relates to the exploration and development activities.

Oil and natural gas properties are amortized based on a unit-of-production method using estimates of proved reserve quantities. Oil and natural gas liquids (“NGL”s) are converted to gas equivalent basis (“Mcfe”) at the rate of one barrel equals six Mcf. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 106, Interaction of Statement 143 and the Full Cost Rules, the amortizable base includes estimated future development and dismantlement costs, and restoration and abandonment costs, net of estimated salvage values. Investments in unproved properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs. Oil and natural gas properties include costs of $35.7 million and $36.9 million at June 30, 2006 and December 31, 2005, respectively, related to unproved property, which were excluded from capitalized costs being amortized. Unproved properties are evaluated quarterly, and as needed, for impairment on a property-by-property basis. If the results of an assessment indicate that an unproved property is impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized.

In addition, the capitalized costs of oil and natural gas properties are subject to a “ceiling test,” whereby to the extent that such capitalized costs subject to amortization in the full-cost pool (net of accumulated depletion, depreciation and amortization, and related tax effects) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to expense. Once incurred, an impairment of oil and natural gas properties is not reversible at a later date. In accordance with SAB No.103, Update of Codification of Staff Accounting Bulletins, derivative instruments qualifying as cash flow hedges are to be included in the computation of limitation on capitalized costs. As of June 30, 2006, the Company was not applying cash flow hedge accounting to any derivative contracts (see Note 7), therefore the ceiling test at June 30, 2006 was not impacted. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with the Company’s quarterly and annual SEC filings. No ceiling test impairment was required during the three- or six-month periods ended June 30, 2006 or 2005.

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

Asset Retirement Obligations – The Company records a liability for legal obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. The Company adopted this policy effective January 1, 2003, using a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated accretion and depletion. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and gas properties is increased. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset. The changes to the Asset Retirement Obligations (“ARO”) for oil and natural gas properties and related equipment during the periods ended June 30, 2006 and 2005 are as follows:

	Six Months Ended June 30,
	2006	2005
	(in thousands)
ARO, Beginning of Period	$2,767	$2,189
Liabilities incurred in the current period	287	139
Liabilities settled in the current period	(129)	(98)
Accretion expense	89	68
Revisions	—	—
ARO, End of Period	$3,014	$2,298

Current Portion	$166	$197
Long Term Portion	$2,848	$2,101

During the six months ended June 30, 2006, ARO liabilities incurred include 29 new well obligations and liabilities settled include eight wells that were plugged and eleven that were sold.

Stock-Based Compensation – On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment. This statement requires companies to measure the cost of employee services in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that cost must generally be recognized over the vesting period for the award. Prior to the adoption of SFAS No. 123(R), this accounting treatment was optional with pro forma disclosures required. SFAS No. 123(R) amends the original SFAS No. 123 and SFAS No. 148 that had allowed companies to choose between expensing stock options or showing pro forma disclosure only. This statement also eliminated the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, which allowed companies to exclude stock option compensation cost from net income when all options granted had exercise prices equal to the market value of the underlying common stock on the dates of grant. The Company adopted SFAS No. 123(R) using the modified prospective method for transition and the impact is reflected in “Deferred compensation – stock option expense” in the Company’s results of operations. Under this method the Company recognizes compensation expense for all stock-based awards granted or modified on or after July 1, 2005, as well as any previously granted awards that were not fully vested as of July 1, 2005. Compensation expense will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company expects the future impact on previously granted options to be immaterial due to the fact that it has not issued stock options since April 2004. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reflected as a financing cash flow, rather than as an operating cash flow as previously required.

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in thousands, except per share amounts)
Net income as reported	$7,209	$11,933
Deduct:
Stock based employee compensation expense included in reported net income, net of related income tax	112	376
Add:
Total stock based employee compensation expense determined under SFAS No. 123(R), net of related income tax	(201)	(326)
Pro forma net income	$7,120	$11,983

Earnings Per Share:
Basic – as reported	$0.42	$0.70
Basic – pro forma	$0.42	$0.70

Diluted – as reported	$0.40	$0.67
Diluted – pro forma	$0.40	$0.68

The Company is also subject to reporting requirements of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 44, Accounting for Certain Transactions involving Stock Compensation that requires a non-cash charge to deferred compensation expense if the market price of the Company’s common stock at the end of a reporting period is greater than the exercise price of certain stock options. After the first such adjustment is made, each subsequent period is adjusted upward or downward to the extent that the market price exceeds the exercise price of the options. The charge is related to non-qualified stock options granted to employees and directors in prior years and re-priced in May 1999, as well as certain options newly issued in conjunction with the repricing. For the second quarter of 2006, we recorded a non-cash, pre-tax credit of $0.3 million, as compared to a non-cash, pre-tax credit of $90,259 for the second quarter of 2005. For the first half of 2006, we recorded a non-cash, pre-tax credit of $0.3 million as compared to a charge of approximately $0.2 million for the same period in 2005.

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

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. FIN 48 also requires that the amount of interest expense to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return. The change in net assets as a result of applying this pronouncement will be considered a change in accounting principle with the cumulative effect of the change treated as an offsetting adjustment to the opening balance of retained earnings or goodwill, if allowed under existing accounting standards, in the period of transition. FIN 48 is effective as of January 1, 2007 and the Company is currently assessing the impact that FIN 48 will have on its financial statements.

Reclassifications - Certain reclassifications of prior period statements have been made to conform to current reporting practices.

2.   LONG TERM DEBT

On November 30, 2005, the Company amended its Third Amended and Restated Credit Agreement (the “Credit Facility”), which it had originally entered into in March 2004 (effective December 31, 2003) and previously amended on May 31, 2005. The Credit Facility permits borrowings up to the lesser of (i) the borrowing base and (ii) $150.0 million. Effective November 30, 2005, the Credit Facility’s borrowing base was increased from $70.0 million to $110.0 million. The borrowing base under the Credit Facility was increased as a result of the Chapman Ranch Field acquisitions and the Company’s drilling activities since the last redetermination. Effective May 25, 2006, the Credit Facility’s borrowing base was increased from $110.0 million to $115.0 million as a result of the Company’s recent drilling activities. The Company’s available borrowing capacity under this facility was $10.0 million at June 30, 2006.

The Credit Facility matures December 31, 2007 and is secured by substantially all of the Company’s assets. Borrowings under the Credit Facility bear interest at rates that are variable based on the percentage usage of the facility. Borrowings can be at Prime plus a margin of 0% to 0.25% or at Libor plus a margin of 1.75% to 2.125% . Outstanding availability will bear interest rates of 0.25% to 0.50% based on utilization levels. At June 30, 2006 the interest rates applied to the Company’s outstanding Prime and Libor borrowings were 8.500% and 7.235%. As of June 30, 2006, $105.0 million in total borrowings were outstanding under the Credit Facility.

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

3.   SHELF REGISTRATION STATEMENT

During the second quarter 2005, the Company filed a registration statement with the SEC which registered offerings up to $390 million of any combination of debt securities, preferred stock, common stock or warrants for debt securities or equity securities of the Company. Net proceeds, terms and pricing of the offering of securities issued under the shelf registration statement will be determined at the time of the offerings. The shelf registration statement does not provide assurance that the Company will or could sell any such securities. The Company’s ability to utilize the shelf registration statement for the purpose of issuing, from time to time, any combination of debt securities, preferred stock, common stock or warrants will depend upon, among other things, market conditions and the existence of investors who wish to purchase the Company’s securities at prices acceptable to the Company. At June 30, 2006, the Company had $390 million available for issuance under its 2005 shelf registration statement.

4.   EARNINGS PER SHARE

The Company accounts for earnings per share in accordance with SFAS No. 128, Earnings per Share, which establishes the requirements for presenting earnings per share (“EPS”). SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the income statement. Basic earnings per common share amounts are calculated using the weighted average number of common shares outstanding during each period. Diluted earnings per common share assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method.

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per common share computations, in accordance with SFAS No. 128, for the three-month and six-month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)		(Numerator)	(Denominator)
	(in thousands, except per share amounts)
Basic EPS
Income available to common stockholders	$5,795	17,372	$0.33	$7,209	17,120	$0.42
Effect of dilutive securities:
Restricted stock	—	254	(0.00)	—	197	(0.01)
Common stock options	—	479	(0.01)	—	479	(0.01)
Diluted EPS
Income available to common stockholders	$5,795	18,105	$0.32	$7,209	17,796	$0.40

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)		(Numerator)	(Denominator)
	(in thousands, except per share amounts)
Basic EPS
Income available to common stockholders	$12,687	17,306	$0.73	$11,933	17,081	$0.70
Effect of dilutive securities:
Restricted stock	—	238	(0.01)	—	174	(0.01)
Common stock options	—	499	(0.02)	—	490	(0.02)
Diluted EPS
Income available to common stockholders	$12,687	18,043	$0.70	$11,933	17,745	$0.67

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

The Company currently estimates that its effective tax rate for the year ending December 31, 2006 will be approximately 35.15%. A provision for income taxes of $6.9 million (35.1% of pre-tax income) and $6.5 million (35.3% of pre-tax income) was reported for the six months ended June 30, 2006 and 2005, respectively. Our income tax provisions are primarily non-cash as we continue to utilize existing net operating loss carryforwards generated from drilling activity and currently anticipate that we will pay only federal alternative minimum tax in 2006. The Company was required to pay federal alternative minimum taxes in the fourth quarter of 2005.

6.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. A summary of non-cash investing and financing activities for the six months ended June 30, 2006 and 2005 is presented below:

Description	Number of Shares Issued	Fair Market Value
	(in thousands)
Six months ended June 30, 2006:
Shares issued to satisfy restricted stock grants	73	$911
Shares issued to fund the Company’s matching contribution under the Company’s 401(k) plan	5	$138
Six months ended June 30, 2005:
Shares issued to satisfy restricted stock grants	48	$482
Shares issued to fund the Company’s matching contribution under the Company’s 401(k) plan	4	$62

For the six months ended June 30, 2006 and 2005, the non-cash portion of Asset Retirement Costs was $158,031 and $40,964, respectively. A supplemental disclosure of cash flow information for the six months ended June 30, 2006 and 2005 is presented below:

	For the Six Months Ended June 30,
	2006	2005
	(in thousands)
Cash paid during the period for:
Interest	$2,959	$480
Federal alternative minimum tax payments*	94	—

* During 2005 the Company paid Federal alternative minimum taxes only in the fourth quarter.

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

During the first quarter of 2006, the Company determined that the cash flow hedge accounting treatment previously applied to its natural gas contracts should be discontinued due to projected changes in the 2006 physical production volumes hedged and to give the Company more flexibility in how it markets its physical production. The Company is currently accounting for all contracts using mark-to-market accounting treatment, therefore the changes in fair value are not deferred through other comprehensive income, but rather recorded in revenue immediately as unrealized gains or losses. Going forward, the Company will continue to evaluate the terms of new contracts entered into to determine whether cash flow hedge accounting treatment or mark-to-market accounting treatment will be applied. In the past, the Company has used mark-to-market accounting treatment for its crude oil contracts and cash flow hedge accounting treatment for its natural gas contracts, therefore unrealized gains and losses on the change in fair value of natural gas contracts between periods may not be comparable.

For the six months ended June 30, 2006 and 2005, the Company included in total revenue the following realized and unrealized gains and losses:

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Natural gas collar realized settlements	$1,961	$156
Crude oil collar realized settlements	—	(605)
Natural gas collar unrealized change in fair value	3,124	—
Crude oil collar unrealized change in fair value	(307)	(554)
Gain (loss) on hedging and derivatives	$4,778	$(1,003)

The fair value of outstanding hedging and derivative contracts at June 30, 2006 and December 31, 2005 reflected on the balance sheet were as follows:

				Price	Volumes	Fair Value of Outstanding Contracts as of
Transaction Date	Transaction Type	Beginning	Ending	Per Unit	Per Day	June 30, 2006	December 31, 2005
						(in thousands)
Natural Gas (1):
08/05	Natural Gas Collar	01/01/2006	12/31/2006	$7.00-$10.50	10,000MMbtu	$1,460	$(2,498)
08/05	Natural Gas Collar	01/01/2006	12/31/2006	$7.00-$16.10	10,000MMbtu	1,664	(137)
Crude Oil (2):
08/05	Crude Oil Collar	01/01/2006	12/31/2006	$55.00-$80.00	400Bbl	(151)	156

						$2,973	$(2,479)

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

(2)   Cash flow hedge accounting is not applied to the Company’s crude oil collars, which were entered into on a per barrel delivered price basis, using the West Texas Intermediate Light Sweet Crude Oil Index, with settlement for each calendar month occurring five business days following the expiration date. Mark-to-market accounting treatment is applied to these contracts and the change in fair value is reflected in total revenue during the year.

Derivative contracts entered into after June 30, 2006 were as follows:

			Effective Dates			Volume Per
Transaction Date	Transaction Type		Beginning	Ending	Price Per Unit	Day
08/06	Natural Gas Collar	(1)	01/01/07	12/31/07	$7.50-$11.50	5,000 MMbtu
08/06	Crude Oil Collar	(2)	01/01/07	12/31/07	$70.00-$87.50	400 Bbl

(1)   The Company’s new natural gas collar was entered into on a per MMbtu delivered price basis, using the Houston Ship Channel Index, with settlement for each calendar month occurring five business days following the expiration date. Mark-to-market accounting treatment will be applied to this contract and the change in fair value will be reflected in total revenue.

(2)   The Company’s new crude oil collar was entered into on a per barrel delivered price basis, using the West Texas Intermediate Light Sweet Crude Oil Index, with settlement for each calendar month occurring five business days following the expiration date. Mark-to-market accounting treatment will be applied to this contract and the change in fair value will be reflected in total revenue.

8.   ACQUISITIONS & DIVESTITURES

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

	For the Three Months Ended	For the Six Months Ended
	June 30, 2005
	(unaudited)
	(in thousands, except per share amounts)
Revenue	$28,673	$53,384
Net income	$7,155	$12,258
Net income per common share:
Basic	$0.42	$0.72
Diluted	$0.40	$0.69

On April 25, 2006, the Company consummated the divestiture of its Buckeye properties located in Live Oak County, Texas for a base sale price of $600,000. The sale price will be adjusted for results of operations between the March 1, 2006 effective date of the agreement and the April 25, 2006 closing date, with a post closing adjustment to be finalized in August 2006.

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

Texas Comptroller Audit - During the second quarter of 2004, the Company received notice that a subsidiary’s franchise tax returns for the State of Texas would be audited for the tax years 1999 through 2002. After reviewing documents submitted, the agent representing the Office of the Comptroller of the State of Texas proposed adjustments to the calculation that would result in an increased franchise tax liability.  The agent maintained that transfers by the Company to its subsidiary, that had been classified as intercompany loans, should instead be classified as equity investments in the subsidiary. The State of Texas originally proposed that the franchise tax liability of the subsidiaries would be increased by approximately $3.0 million for the four-year period under audit.

During the third quarter of 2004, the agent reduced the proposed franchise tax deficiency adjustment against the subsidiary to an aggregate amount of $467,000. In the fourth quarter of 2004, there was an informal hearing at the local Comptroller’s Office during which the agent indicated he would formally assess the proposed deficiency.  On March 24, 2005, we received a deficiency assessment in the amount of $471,482 including penalty and interest. The Company responded on April 21, 2005 with a request for a formal redetermination hearing. On

February 14, 2006, a Hearings Attorney for the Texas Comptroller of Public Accounts issued a Position Letter reaffirming the auditor’s assessment, and rejecting our arguments as set forth in the April 21, 2005 request for redetermination.  On February 24, 2006, the Company filed a motion to set the matter for oral hearing before an Administrative Law Judge. The hearing has been set for October 19, 2006. The Company intends to continue to vigorously contest the assessment through appropriate administrative proceedings at the Comptroller’s Office and by any other available means.  Due to its belief that it does not owe any additional franchise tax for the period in question and its intention to continue to vigorously contest the proposed adjustments, the Company has not recognized any provision for the additional franchise taxes that would result from the proposed deficiency.

Wade and Joyce Montet, et al., v. Edge Petroleum Corp of Texas, et al., consolidated with Rolland L. Broussard, et al., v. Edge Petroleum Corp of Texas, et al. - This is a consolidated suit, filed in state court in Vermilion Parish, Louisiana in September 2003. Plaintiffs are mineral/royalty owners under the Norcen-Broussard No. 1 and 2 wells, Marg Tex Reservoir C, Sand Unit A (Edge’s old Bayou Vermilion Prospect).  They claim the operator at the time, Norcen Explorer, now Anadarko, failed to “block squeeze” the sections of the No. 2 well, as a prudent operator, according to their allegations, would have done, to protect the gas reservoir from being flooded with water from adjacent underground formations. Plaintiffs further allege Norcen was negligent in not creating a field-wide unit to protect their interests. Plaintiffs have named the Company and other working interest owners in the leases as defendants, including Norcen Explorer’s successors in interest, Anadarko. Plaintiffs originally sought unspecified damages for lost royalties and damages due to alleged devaluation of their mineral and property interests, plus interest and attorneys’ fees. In early 2005, the Company filed a motion for summary judgment in the case asserting, among other defenses, that:  (i) there has been no breach of contract, (ii) there is no express or implied duty imposed on us to block squeeze the well or form a field-wide unit, (iii) the units were properly formed by the Conservation Commissioner in accordance with the statutory scheme in Louisiana, (iv) plaintiffs’ claims are barred by limitations, and (v) other defenses. Along with the other defendants, the Company also filed a special preemptory challenge of no cause of action under the leases and the Louisiana Mineral Code for failure to exhaust administrative remedies and due to lack of a demand. In May and June 2005, the court ruled against us on the motion for summary judgment and the preemptory challenges. Of the 18.75% after-payout working interest that was originally reserved in the leases, the Company owned a 2.8% working interest at the time of the alleged acts or omissions. On September 6, 2005, the Company was granted leave by the court to file a third-party demand to join the other working interest owners who hold the remainder of the 18.75% working interest as third-party defendants in this case, and those pleadings have been served on the parties. These third-parties consist, for the most part, of partnerships that are directly or indirectly controlled by John Sfondrini, a director of the Company, and hold an aggregate 14.72% working interest. Vincent Andrews, also a director of the Company, owns a minority interest in the corporate general partner of one of the partnerships. These partnerships were among the third party defendants that the Company has sought to join in the case, and these partnerships have for the most part filed answers denying any liability to the Company. The Company participated for its 2.8% share of the well costs and revenues for the Broussard No. 2 well, as did the other defendants for their share, including the third-party defendant partnerships who participated for 14.7%. The Company strongly believes the parties should only be liable for their proportionate share of any damages award should a finding of liability occur in the case. The Company intends to vigorously contest the plaintiffs’ claims.

As of the date of this report, it is not possible to determine what, if any, the Company’s exposure might be in this matter. The plaintiffs’ expert witness, in his December 2005 deposition, offered his theory that plaintiffs’ gross damages are in the range of $19 to $20 million. That number is based on his theory that the alleged failure to block squeeze the well resulted in the under-production of gas worth $300 million. Plaintiffs’ royalty share of that figure yields the $19 to $22 million range of alleged damages. Based on the expert’s testimony, damages attributable to the full 18.75% interest would be in the range of $3.75 million gross or net to our 2.8% share would be in the range of $560,000 (excluding interest and attorneys’ fees). Along with the other defendants, the Company hired its own expert witnesses who have refuted these claims, particularly the expert’s assertions that failure to block squeeze the well caused any damages to the reservoir. The deposition of a Norcen engineer who prepared the completion plan for the Broussard No. 2 well and supervised the completion operations, taken in April 2006, confirms the testimony of the defense experts as to why the well was not block squeezed. The plaintiffs have also retained a damages expert who has given a report that the damages in this case are in the range of $30 million, excluding interest and attorneys’ fees. The Company’s share of that amount based on the full 18.75% would be in the range of $5.6 million and net to our 2.8% share would be in the range of $840,000.

The Company participated in mediation of this lawsuit on July 18, 2006 but the parties failed to reach an agreement. Therefore, this case is expected to proceed to trial on August 28, 2006. On July 31, 2006 the Judge granted the Defendant groups’ motion for partial summary dismissing plaintiffs’ tort-based claims. Also on the same date, the Judge granted the Defendant groups’ motion for partial summary judgment seeking to deny the plaintiffs an award of attorneys fees and also to dismiss any claim of plaintiffs that defendants had an obligation to form a field-wide unit, but denied the defendants’ motion to exclude evidence of pre-suit damages based on failure of plaintiffs to give notice of their claims as required by the Louisiana Mineral Code and also denied defendants’ motion in limine to exclude testimony of plaintiffs’ expert witness.

The Company may have insurance coverage for all or part of this claim up to the policy limits of $1 million per occurrence and $2 million in the aggregate. A claim was submitted to Mid-Continent Casualty Company, our casualty carrier, who is currently providing a defense under a reservation of rights letter. However, on July 3, 2006, Mid-Continent filed a suit for declaratory judgment against us in federal district court in Houston, Texas seeking to determine whether it has a duty to indemnify Edge and certain other defendants for this loss under the policies at issue. Mid-Continent has asked the court to declare they have no obligation to indemnify the Company and the third-party defendants based on certain technical definitions under the policies and the fact that the plaintiffs’ claims are based on alleged breaches of contract. The Company intends to dispute the coverage issues with Mid-Continent and file an answer and counterclaim for breach of contract.

The Company believes that ultimately it should only be liable for its 2.8% share of any damage award unless a co-party defendant, including any of the third-party defendants, cannot satisfy their share of any final judgment or settlement amount or are found not to be liable to the Company on its third-party demand. In that event, the Company could be held responsible for more than its 2.8% share. The Company intends to continue to vigorously contest this suit on the case in chief and its third-party demands against the partnerships, and has not established any reserve with respect to these claims.

David Blake, et al. v. Edge Petroleum Corporation – On September 19, 2005, David Blake and David Blake, Trustee of the David and Nita Blake 1992 Children’s Trust filed suit against the Company in state district court in Goliad County, Texas alleging breach of contract for failure and refusal to transfer overriding royalty interests to plaintiffs in at least five leases in Goliad County, Texas and failure and refusal to pay monies to Blake pursuant to such overriding royalty interests for wells completed on the leases. The plaintiff seeks relief of (1) specific performance of the alleged agreement, including granting of overriding royalty interests by the Company to Blake; (2) monetary damages for failure to grant the overriding royalty interests; (3) exemplary damages for his claims of business disparagement and slander; (4) monetary damages for tortuous interference; and (5) attorneys’ fees and court costs. Venue of the case was transferred to Harris County by agreement of the litigants. The Company has served Plaintiffs with discovery and has filed a counterclaim and an amended counterclaim joining various related entities that are controlled by Plaintiffs. In addition, Plaintiffs have filed an amended complaint alleging claims of slander of title and tortuous interference related to its alleged right to receive an overriding royalty interest from a third party. Plaintiffs currently have on file an amended motion for summary judgment, to which the Company will be filing a response. This motion is expected to be heard by late summer. The Company has responded aggressively to this lawsuit, and believes it has meritorious defenses and counterclaims.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion and Analysis (“MD&A”) of significant factors that have affected certain aspects of our financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. The following MD&A is intended to help the reader understand Edge Petroleum Corporation (“Edge”). This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2005 (2005 Annual Report).

FORWARD LOOKING STATEMENTS

Certain of the statements contained in all parts of this document, including, but not limited to, those relating to our drilling plans (including scheduled and budgeted wells), the effect of changes in strategy and business discipline, future tax matters, our 3-D project portfolio, future general and administrative expenses on a per unit of production basis, changes in wells operated and reserves, future growth and expansion, future exploration, future seismic data (including timing and results), expansion of operation, our ability to generate additional prospects, our review of outside prospects and acquisitions, additional reserves and reserve increases, our ability to replace production and manage our asset base, enhancement of visualization and interpretation strengths, expansion and improvement of capabilities, integration of new technology into operations, credit facilities, redetermination of our borrowing base, attraction of new members to the technical team, future compensation programs, new focus on core areas, new prospects and drilling locations, new alliances, future capital expenditures (or funding thereof) and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected rates of return, retained earnings and dividend policies, projected cash flows from operations, future commodity price environment, expectation or timing of reaching payout, the outcome, effects or timing of any legal proceedings or contingencies, the impact of any change in accounting policies on our financial statements, the number, timing or results of any wells, the plans for timing, interpretation and results of new or existing seismic surveys or seismic data, future production or reserves, future acquisition of leases, lease options or other land rights, any other statements regarding future operations, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts are forward-looking statements. These forward-looking statements reflect our current view of future events and financial performance. When used in this document, the words “budgeted,” “anticipate,” “estimate,” “expect,” “may,” “project,” “believe,” “intend,” “plan,” “potential,” “forecast,” “might,” “predict,” “should” and similar expressions are intended to be among the expressions that identify forward-looking statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Such statements involve risks and uncertainties, including, but not limited to, those set forth under “ITEM 1A. RISK FACTORS” of our 2005 Annual Report and other factors detailed in this document and our other filings with the Securities and Exchange Commission (the “SEC”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.

GENERAL OVERVIEW

Edge is a Houston-based independent energy company that focuses its exploration, development, production, acquisition and marketing activities in selected onshore basins of the United States. In late 1998, we undertook a top-level management change and began a shift in strategy from pure exploration, which focused more on prospect generation, to our current strategy which focuses on a balanced program of exploration, exploitation and development and acquisition of oil and gas properties. We generate revenues, income and cash flows by producing and marketing oil and natural gas produced from our oil and natural gas properties. We make significant capital expenditures in our exploration, development, and production activities that allow us to continue generating revenue, income and cash flows. We have also spent considerable efforts on acquisitions, including both corporate and asset acquisitions, that have contributed to our growth in recent years.

This overview provides our perspective on the individual sections of MD&A. Our MD&A includes the following sections:

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

•                  Risk Management Activities – Derivatives & Hedging – supplementary information regarding our price-risk management activities involving commodity contracts.

•                  Tax Matters – supplementary discussion of income tax matters.

•                  Recently Issued Accounting Pronouncements – a discussion of certain recently issued accounting pronouncements that may impact our future results.

Industry and Economic Factors

In managing our business, we must deal with many factors inherent in our industry. First and foremost is the fluctuation of oil and gas prices. Historically, oil and gas markets have been volatile, which makes price movements difficult to predict. While our revenues are a function of both production and prices, wide swings in commodity prices have most often had the greatest impact on our results of operations. We have little ability to predict those prices or to control them without losing some advantage of the upside potential.

Our operations entail significant complexities. Advanced technologies requiring highly trained personnel are utilized in both exploration and production. Even when the technology is properly used, we may still not know conclusively if hydrocarbons will be present or the rate at which they will be produced. Exploration is a high-risk activity, often times resulting in no commercially productive reserves being discovered. Moreover, costs associated with operating within our industry are substantial. The high commodity price environment in late 2005 led to increased costs in our industry, which together with increased demand for rigs, equipment, supplies and services, have made it difficult at times for us to further our growth, and make timely execution of our planned activities difficult.

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

We periodically hedge our exposure to volatile oil and gas prices on a portion of our production to reduce price risk. As of June 30, 2006, we had derivative contracts in place covering approximately 50% and 42% of our remaining expected 2006 natural gas and crude oil production, respectively, and approximately 46% of total 2006 estimated production on an Mcfe basis, but before any other acquisitions that may occur.

Implementation of our business approach relies on our ability to fund ongoing exploration and development projects with cash flow provided by operating activities and external sources of capital. During the first quarter of 2006, our Board approved a revised 2006 capital budget of $98 million. Based upon current expectations for production volumes and commodity prices, we expect to fund those capital expenditures from internally generated cash from operating activities. We do not typically include acquisitions in our budgeted capital expenditures, but expect to fund those with either borrowings under our Credit Facility (as defined below), proceeds from offerings of common stock or other securities under our shelf registration statement or other sources.

Our long-term debt balance as of June 30, 2006 was $105.0 million and our debt to total capital ratio was approximately 33.6%. During the second quarter of 2005, we took steps to increase our shelf registration statement capacity to $390 million from approximately $90 million (see Note 3 to our consolidated financial statements), which became effective on July 1, 2005. We believe we have the financial flexibility to continue to execute our business strategies.

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

Divestitures - We regularly review our asset base for the purpose of identifying non-core assets, the disposition of which would increase capital resources available for other activities and create organizational and operational efficiencies. While we generally do not dispose of assets solely for the purpose of reducing debt, such dispositions can have the result of furthering our objective of financial flexibility through reduced debt levels. During the six months ended June 30, 2006, we sold our Buckeye properties in Live Oak County, Texas for a base sale price of $600,000. The divestiture closed on April 25, 2006 and the base sale price will be adjusted for results of operations between the March 1, 2006 effective date of the agreement and the closing date, with a post closing adjustment to be finalized in August 2006.

Outlook

•                       During the six months ended June 30, 2006, a total of 35 wells were drilled with 28 apparent successes, for an overall success rate of 80%.

•                       We expect to drill between 55 and 60 wells (32 and 35 net, respectively) in 2006 and we estimate capital spending for the year to be approximately $98 million. Our ability to materially increase the number of wells to be drilled beyond the prior year or our budgeted number is heavily dependent upon the timely access to oilfield services, particularly drilling rigs. The shortage of available rigs in 2005 delayed the drilling of several wells, slowing our growth in production. We have seen some moderation in the tight service sector since early this year. We will continue to monitor the situation and look for opportunities to increase our production and reserves.

•                       Drilling activities in the Fayetteville Shale play were initiated during the second quarter and we expect to continue to participate through the remainder of 2006.

•                       We expect to continue to spend considerable effort in 2006 on acquisitions, as we seek to further our growth.

•                       Our expected production volumes, including the addition of the Chapman Ranch Field properties, combined with the current commodity-pricing environment, is anticipated to produce another year of record cash flow from operating activities.

•                       To help protect against the possibility of downward commodity price movements, we have several derivatives in place to hedge a portion of our expected remaining natural gas and crude oil production streams for 2006 and 2007. While there has been no realized impact from our oil hedges, our gas hedges have contributed $2.0 million to our cash flows thus far in 2006. We discontinued cash flow hedge accounting treatment on our natural gas collars, so all of our derivative transactions are now accounted for using mark-to-market accounting treatment (see Note 7 to our consolidated financial statements).

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

“Ceiling” Test  – The full-cost method of accounting for oil and gas properties requires a quarterly calculation of a limitation on capitalized costs, often referred to as a full-cost ceiling calculation. The ceiling is the discounted present value of our estimated total proved reserves adjusted for taxes and the impact of cash flow hedges on pricing, using a 10% discount rate. To the extent that our capitalized costs (net of accumulated depletion and deferred taxes) exceed the ceiling, the excess must be written off to expense. Once incurred, this impairment of oil and gas properties is not reversible at a later date even if oil and gas prices increase. No such impairment was required in the six months ended June 30, 2006 or 2005. This calculation of our proved reserves could significantly impact our ceiling limitation used in determining whether an impairment of our capitalized costs is necessary. The ceiling calculation dictates that prices and costs in effect as of the last day of the period are generally held constant indefinitely. Therefore, the future net revenues associated with the estimated proved reserves are not based on our assessment of future prices or costs, but rather are based on prices and costs in effect as of the end of the period. Oil and natural gas prices used in the reserve valuation at June 30, 2006 were $70.00 per barrel and $6.09 per MMbtu.

Effect if Different Assumptions Used: Units-of-production method to amortize our oil and natural gas properties - A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the year by approximately 10%.

“Ceiling” limitation test  – The most likely factor to contribute to a ceiling test impairment is the price used to calculate the reserve limitation threshold. A significant reduction in the prices at a future measurement date could trigger a full-cost ceiling impairment. At June 30, 2006, we had a cushion (i.e., the excess of the ceiling over our capitalized costs) of $22.0 million. A 10% increase or decrease in prices used would have increased or decreased our cushion by approximately 120%, which would have resulted in an impairment of approximately $3.7 million at 10% lower prices. Our hedging program would serve to mitigate some of the impact of any price decline. Since we no longer apply cash flow hedge accounting to our derivative contracts, there is no impact to the ceiling test. Had we applied cash flow hedge accounting to our outstanding derivatives there would have been an impact to our ceiling test from both an increase and decrease in prices since both prices fell below our natural gas collar floors of $7.00 per Mcf. Another likely factor to contribute to a ceiling test impairment is a revised estimate of reserve volume. A 10% increase or decrease in reserve volume would have increased or decreased our cushion by approximately 85%.

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

Assumptions/Approach Used: At June 30, 2006, we had $35.7 million allocated to unproved property. This allocation is based on our estimation of whether the property has potential attributable reserves. Therefore, our assessment of the potential reserves will determine whether costs are moved from the unproved category to the full-cost pool for depletion or whether an impairment is taken.

Effect if Different Assumptions Used: A 10% increase or decrease in the unproved property balance (i.e., transfer to full-cost pool) would have increased or decreased our depletion expense by approximately 1% for the three months ended June 30, 2006.

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

Effect if Different Assumptions Used: Since there are so many variables in estimating AROs, we attempt to limit the impact of management’s judgment on certain of these variables by using input of qualified third parties. We engage independent engineering firms to evaluate our properties annually. We use the remaining estimated useful life from the year-end reserve reports by our independent reserve engineers in estimating when abandonment could be expected for each property. We utilize a three-year average rate for inflation to diminish any significant volatility that may be present in the short term. We expect to see our calculations impacted significantly if interest rates continue to rise, as the credit-adjusted-risk-free rate is one of the variables used on a quarterly basis. We have developed a standard cost estimate based on historical costs, industry quotes and depth of wells. Unless we expect a well’s plugging to be significantly different than a normal abandonment, we use this estimate. The resulting estimate, after application of a discount factor and some significant calculations, could differ from actual results, despite all our efforts to make an accurate estimate.

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

Hedge Contracts - We formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used for hedging are expected to be highly effective in offsetting changes in cash flows of the hedged transactions. The ongoing measurement of effectiveness determines whether the change in fair value is deferred through Other Comprehensive Income (“OCI”) on the balance sheet or recorded immediately in revenue on the income statement. The effective portion of the changes in the fair value of hedge contracts is recorded initially in OCI. When the hedged production is sold, the realized gains and losses on the hedge contracts are removed from OCI and recorded in revenue. Ineffective portions of the changes in the fair value of the hedge contracts are recognized in revenue as they occur. While the hedge contract is outstanding, the fair value may increase or decrease until settlement of the contract. In the event it is determined that the use of a particular derivative may not be or has ceased to be effective in pursuing a hedging strategy, hedge accounting is discontinued prospectively. During the first quarter of 2006, we discontinued cash flow hedge accounting treatment applied to our natural gas contracts due to projected changes in the 2006 physical production volumes hedged and to give us flexibility in how we market our physical production. Therefore, all contracts are utilizing mark-to-market accounting treatment at June 30, 2006, as discussed below.

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

Effect if Different Assumptions Used: At June 30, 2006, a 10% change in the commodity price per unit, as long as the price is either above the ceiling or below the floor price, would cause the fair value total of our derivative financial instruments to increase or decrease by approximately $0.3 million. Had we applied cash flow hedge accounting treatment to all of our derivative contracts outstanding at June 30, 2006, net income would have been $10.9 million.

Results of Operations

This section includes discussion of our results of operations for the three-month and six-month periods ended June 30, 2006 as compared to the same periods of the prior year. We are an independent energy company engaged in the exploration, development, acquisition and production of oil and natural gas. Our resources and assets are managed and our results reported as one operating segment. We conduct our operations primarily along the onshore United States Gulf Coast, with our emphasis in south Texas, Louisiana, Mississippi and southeast New Mexico. We completed two acquisitions in the fourth quarter of 2005, which impacted revenues, production and costs for the first half of 2006 and, due to timing, may affect the comparability of periods presented.

Second Quarter 2006 Compared to the Second Quarter 2005

Revenue and Production

Total revenue increased 29% from the second quarter of 2005 to the comparable 2006 period. For the three months ended June 30, 2006 and 2005, our product mix contributed the following percentages of revenues and production volumes:

	REVENUES (1)		PRODUCTION VOLUMES (MCFE)
	Three months ended June 30,
	2006	2005	2006	2005
Natural gas	79%	80%	80%	76%
Natural gas liquids	4%	5%	9%	12%
Crude oil and condensate	17%	15%	11%	12%

Total	100%	100%	100%	100%

(1) Includes effect of hedging and derivative transactions.

The following table summarizes volume and price information with respect to our oil and gas production for the three months ended June 30, 2006 and 2005:

			2006 Period Compared to 2005 Period
	Three Months Ended June 30,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(in thousands, except per Bbl/Mcf/Mcfe prices and percentages)
Production Volumes:
Natural gas (MMcf)	3,578	3,083	495	16%
Natural gas liquids (MBbls)	65	83	(18)	(22)%
Crude oil and condensate (MBbls)	85	80	5	6%
Natural gas equivalent (MMcfe)	4,478	4,059	419	10%
Average Sales Price(1):
Natural gas ($ per Mcf)(2)	$6.68	$6.76	$(0.08)	(1)%
Natural gas liquids ($ per Bbl)	23.14	17.15	5.99	35%
Crude oil and condensate ($ per Bbl)(2)	68.65	49.78	18.87	38%
Natural gas equivalent ($ per Mcfe)(2)	6.97	6.46	0.51	8%
Natural gas equivalent ($ per Mcfe)(3)	7.57	6.46	1.11	17%
Operating Revenue:
Natural gas (2)	$23,881	$20,840	$3,041	15%
Natural gas liquids	1,512	1,426	86	6%
Crude oil and condensate (2)	5,806	3,962	1,844	47%
Gain (loss) on hedging and derivatives	2,679	(18)	2,697	*
Total revenue	$33,878	$26,210	$7,668	29%

(1) Prices are calculated based on whole numbers, not rounded numbers.

(2) Excludes the effect of hedging and derivative transactions.

(3) Includes the effect of hedging and derivative transactions.

*            Not meaningful

Average Sales Price - For the three months ended June 30, 2006, average sales prices, excluding hedging and derivatives activity, exceeded those for the same prior year period for natural gas liquids, crude oil and condensate, but not for natural gas. Our sales revenue is sensitive to the volatility of commodity prices. A substantial portion of our production is sold at prevailing market prices, which fluctuate in response to many factors that are outside of our control. Imbalances in the supply and demand for oil and natural gas can have a dramatic effect on the prices we receive for our production. Political instability and availability of alternative fuels could impact worldwide supply, while the economy, weather and other factors outside of our control could impact demand.

Natural gas revenue - For the three months ended June 30, 2006, natural gas revenue, excluding hedging and derivative activity, increased 15% over the same period in 2005 due to 16% higher production volumes partially offset by 1% lower prices. The overall increase in production compared to the prior year period resulted in an increase in revenue of approximately $3.3 million (based on 2005 comparable period pre-hedge prices), which was the result of production from new wells drilled on our Queen City project and the Chapman Ranch Field properties acquired in the fourth quarter of 2005, partially offset by declines on our older properties, including Encinitas, Gato Creek and Miller. The decrease in average price received resulted in decreased revenue of approximately $0.3 million (based on current period production).

Natural gas liquids (“NGL”) revenue - For the three months ended June 30, 2006, NGL revenue increased 6% over the same period in 2005 due to an increase in prices realized, partially offset by lower production. This price increase resulted in an increase in revenue of approximately $0.4 million (based on current period production). NGL volumes were lower during the three months ended June 30, 2006 as compared to the same period in 2005 as a result of declining production at our Encinitas, Gato Creek and Louisiana properties. The decrease in NGL production decreased revenue by approximately $0.3 million (based on 2005 comparable period average prices).

Crude oil and condensate revenue - For the three months ended June 30, 2006, oil and condensate sales revenue, excluding hedging and derivative activity, increased 47% from the comparable period in 2005, largely due to the significant increase in crude oil prices. The increased average realized price for oil and condensate for the three months ended June 30, 2006 resulted in an increase in revenue of approximately $1.6 million (based on current period production). Production volumes for oil and condensate increased slightly for the three months ended June 30, 2006 compared to the same prior year period due primarily to new wells drilled on our Queen City and southeast New Mexico projects, as well as from the Chapman Ranch Field properties acquired in the fourth quarter of 2005. These increases were partially offset by declines on our Miller, Encinitas and Gato Creek properties. The increase in oil and condensate production resulted in an increase in revenue of approximately $0.2 million (based on 2005 comparable period pre-hedge prices).

Hedging and derivatives — For the three months ended June 30, 2006 we recorded a net gain on hedging and derivative contracts as compared to a net loss in the same period in 2005. During the first quarter of 2006 we discontinued cash flow hedge accounting treatment applied to our natural gas collars, due to projected changes in 2006 physical production volumes hedged and to give us more flexibility to determine into which market we wish to sell our physical production (which had previously been restricted by the fact that cash flow hedge accounting treatment requires a certain relationship between the hedge terms and the physical sale terms to exist). This change in accounting treatment affects the comparability of the periods (see Note 7 to our consolidated financial statements) because the change in fair market value of the natural gas hedge contracts in 2005 was deferred through OCI on the balance sheet rather than presented in total revenue on the income statement as presented in 2006. The volume and price contract terms vary from period to period and therefore interact differently with the changing pricing environment. While we are unable to predict the market prices, we enter into contracts that we expect will protect us in the event of significant downturns in the market, which has proven to be a benefit to us in the first half of 2006 with declining natural gas prices resulting in cash settlement inflows from our hedge counterparties to offset the lower prices received for our physical production. The following table summarizes the various components of the total gain (loss) on hedging and derivatives for the three months ended June 30, 2006 and 2005 and the impact each component had on our realized prices.

	Three Months Ended June 30,
	2006		2005
	$	$ per unit (1)	$	$ per unit(1)
	(in thousands, except per unit prices)

Natural gas contract settlements (Mcf)	$1,642	$0.46	$—	$—

Crude oil contract settlements (Bbl)	—	—	(346)	(4.36)

Mark-to-market unrealized change in fair value of gas derivative contract (Mcf)	1,114	0.31	—	—

Mark-to-market reversal of prior period unrealized change in fair value (Bbl)	(44)	(0.52)	125	1.58

Mark-to-market unrealized change in fair value of oil derivative contract (Bbl)	(33)	(0.38)	203	2.56

Gain (loss) on hedging and derivatives (Mcfe)	$2,679	$0.61	$(18)	$(0.00)

(1) Prices per unit are calculated based on whole numbers, not rounded numbers.

Should natural gas prices continue to decrease from the high levels of late 2005 and early 2006, this could materially affect our revenues that are not hedged.

Costs and Operating Expenses

The table below details our expenses for the three months ended June 30, 2006 and 2005.

			2006 Period Compared to 2005 Period
	Three Months Ended June 30,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(in thousands, except percentages)
Oil and natural gas operating expenses	$2,260	$1,802	$458	25%
Severance and ad valorem taxes	2,236	1,785	451	25%
Depletion, depreciation, amortization and accretion:
Oil and gas property and equipment	16,339	8,840	7,499	85%
Other assets	160	65	95	146%
ARO accretion	46	34	12	35%
General and administrative expenses:
Deferred compensation – repriced options	(296)	(90)	(206)	229%
Deferred compensation – restricted stock	522	262	260	99%
Other general and administrative	3,122	2,357	765	32%
	24,389	15,055	9,334	62%
Other income and expense, net	554	12	542	*
Total	$24,943	$15,067	$9,876	66%

* Not meaningful

Oil and natural gas operating expenses -  For the three months ended June 30, 2006 operating expenses increased 25% from the same period of 2005. While we have experienced some impact from the tight field services market in 2006, the majority of the increase is the result of higher activity levels. We experienced increased costs as a result of adding properties, specifically the newly acquired Chapman Ranch Field properties and new wells drilled at Gato Creek, southeast New Mexico and in Jim Hogg County, Texas. Average oil and natural gas operating expenses were $0.50 per Mcfe and $0.44 per Mcfe for the three months ended June 30, 2006 and 2005, respectively.

Severance and ad valorem taxes  — For the three months ended June 30, 2006, severance and ad valorem taxes increased 25% from the second quarter of 2005. Our severance tax expense is levied on our oil and gas revenue (excluding hedging and derivative impact). Although our revenues increased for the quarter, severance tax expense decreased due to severance tax abatement refunds we received during the quarter, which effectively lowered our realized rate from 6.04% of revenue for the three months ended June 30, 2005 to approximately 5.03% in the same period of 2006. Ad valorem tax expense for the second quarter of 2006 was impacted by increased accruals for the estimated costs related to the addition of the Chapman Ranch Field properties acquired in the fourth quarter 2005 and increases in estimated costs from the taxing authorities. On an equivalent basis, severance and ad valorem taxes averaged $0.50 per Mcfe and $0.44 per Mcfe for the three months ended June 30, 2006 and 2005, respectively.

Depletion, depreciation, and amortization (“DD&A”) and accretion -  DD&A and accretion expense for the three months ended June 30, 2006 totaled $16.5 million compared to $8.9 million for the same period in 2005. Depletion on our oil and natural gas properties continues to increase due to increases in our unit-of-production depletion rate as well as increased production volumes. The depletion rate increased from $2.18 per Mcfe in the second quarter 2005 to $3.65 per Mcfe in the second quarter of 2006, adding approximately $6.6 million in depletion expense. Our rate has increased due to increased spending on our drilling program with disproportionately lower  reserve additions. One example of this includes the Chapman Ranch Field acquisitions which added $0.52 per Mcfe to the depletion rate in the fourth quarter of 2005. Since the first quarter of 2006, the rate increased $0.02 per Mcfe. The increase in depletion expense from the higher production levels in the second quarter of 2006 as compared to the same period of 2005 resulted in an increase in expense of approximately $0.9 million. Depreciation of furniture and fixtures for the second quarter of 2006 includes additional expense related to certain assets that were deemed to be fully depreciated, thus speeding up the depreciation and amortization expense taken. Accretion expense associated with our asset retirement obligations for the three months ended June 30, 2006 increased 35% over the second quarter of 2005 for the new obligations incurred from the wells drilled since June 30, 2005 and the addition of properties acquired in the fourth quarter of 2005.

Total G&A - For the three months ended June 30, 2006, total G&A was $3.3 million, an increase of 32% compared to the prior year second quarter total of $2.5 million. Total G&A includes deferred compensation related to repriced options pursuant to FIN 44 discussed in Note 1 to the consolidated financial statements, deferred compensation related to stock option expense pursuant to the adoption of SFAS No. 123(R) discussed in Note 1, deferred compensation related to restricted stock grants and other G&A costs. Stock options repriced pursuant to FIN 44 resulted in a credit in the second quarters of 2006 and 2005. A substantial portion of the outstanding repriced options have been exercised since the second quarter of 2005, leaving only 62,000 remaining so we expect the impact from these options to diminish in the future, unless there was a substantial change to our stock price that impacted the calculation of this amount. Upon adoption of SFAS No. 123(R) in the first quarter of 2006, we recorded $41,738 in compensation expense for stock options that had not vested as of adoption of SFAS No. 123(R). Those options have since vested and there was no additional expense associated with the adoption of SFAS No. 123(R) recorded in the second quarter of 2006. We do not expect any future impact to result from our adoption of SFAS No. 123(R), as we discontinued issuing stock options in 2004. There was no comparable expense in the same prior year period because we were applying APB Opinion No. 25, which allowed us to exclude expense related to stock options (see Note 1 to the consolidated financial statements). Amortization related to restricted stock awards granted over the past three years has increased due to new grants that have occurred since the second quarter of 2005. Other G&A for the three months ended June 30, 2006, which does not include the deferred compensation expenses discussed above, increased 32% from the comparable 2005 period. The increase in other G&A was attributable to higher salaries and benefits, due to adding ten employees since June 30, 2005, as well as higher rent expense for additional office space, franchise tax expense, and legal costs for pending litigation. These increases were partially offset by decreases in regulatory fees, Board of Director compensation costs, and costs incurred in 2005 for strategic planning. For the three months ended June 30, 2006 and 2005, overhead reimbursement fees reducing G&A costs were comparable. Capitalized G&A costs further reduced other G&A by $0.9 million and $0.7 million for the three months ended June 30, 2006 and 2005, respectively. Other G&A on a unit of production basis for the three months ended June 30, 2006 was $0.70 per Mcfe compared to $0.58 per Mcfe for the comparable 2005 period.

Other income and expense - During the three months ended June 30, 2006, our other income and expense increased from a negligible amount in the comparable 2005 period, primarily due to an increase in gross interest expense, which was partially offset by an increase interest income and capitalized interest. For the second quarter of 2006, 72% of our gross interest expense was capitalized as compared to 100% in the same 2005 period. We calculate the amount of interest we can capitalize based on the comparison of our unproved property costs and our weighted average debt balance. In 2005, our debt was lower than the unproved property balance, whereas the 2006 weighted average debt balance exceeds the unproved property balance. We also incurred higher gross interest costs for the three months ended June 30, 2006 than for the same period of 2005 due to higher outstanding debt balances.

	Three Months Ended June 30,
	2006	2005
	(in thousands)
Gross interest expense	$1,974	$256
Less: Capitalized interest	(1,429)	(256)
Interest expense, net	$545	$—

Weighted Average Debt	$105,253	$11,187

We also recorded amortization of deferred loan costs related to our Credit Facility and interest income earned on our outstanding daily cash balances during the three months ended June 30, 2006 and 2005, both of which were comparable amounts.

Income tax expense - An income tax provision was recorded for the three months ended June 30, 2006 and 2005 of $3.1 million and $3.9 million, respectively. The decrease resulted from lower pre-tax income in 2006 as compared to 2005. There has not been a substantial change to our effective income tax rate.

Earnings per share - For the three months ended June 30, 2006, earnings per share decreased in comparison to the same period in 2005, mainly as a result of decreased net income. Basic weighted average shares outstanding for the three months ended June 30, 2006 increased approximately 1% as compared to the same 2005 period primarily due to the exercise of stock options throughout the interim periods.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Revenue and Production

Total revenue increased 40% from the first six months of 2005 to the comparable 2006 period. For the six months ended June 30, 2006 and 2005, our product mix contributed the following percentages of revenues and production volumes:

	REVENUES (1)		PRODUCTION VOLUMES (MCFE)
	Six Months Ended June 30,
	2006	2005	2006	2005
Natural gas	80%	80%	80%	76%
Natural gas liquids	4%	6%	9%	12%
Crude oil and condensate	16%	14%	11%	12%

Total	100%	100%	100%	100%

(1) Includes effect of hedging and derivative transactions.

The following table summarizes volume and price information with respect to our oil and gas production for the six months ended June 30, 2006 and 2005:

			2006 Period Compared to 2005 Period
	Six Months Ended June 30,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(in thousands, except per Bbl/Mcf/Mcfe prices and percentages)
Production Volumes:
Natural gas (MMcf)	7,007	6,285	722	11%
Natural gas liquids (MBbls)	126	167	(41)	(25)%
Crude oil and condensate (MBbls)	172	163	9	6%
Natural gas equivalent (MMcfe)	8,792	8,264	528	6%
Average Sales Price(1):
Natural gas ($ per Mcf)(2)	$7.19	$6.26	$0.93	15%
Natural gas liquids ($ per Bbl)	21.90	17.31	4.59	27%
Crude oil and condensate ($ per Bbl)(2)	64.02	48.75	15.27	31%
Natural gas equivalent ($ per Mcfe)(2)	7.29	6.07	1.22	20%
Natural gas equivalent ($ per Mcfe)(3)	7.83	5.95	1.88	32%
Operating Revenue:
Natural gas (2)	$50,354	$39,336	$11,018	28%
Natural gas liquids	2,757	2,895	(138)	(5)%
Crude oil and condensate (2)	10,983	7,926	3,057	39%
Gain (loss) on hedging and derivatives	4,778	(1,003)	5,781	(576)%
Total revenue	$68,872	$49,154	$19,718	40%

(1) Prices are calculated based on whole numbers, not rounded numbers.

(2) Excludes the effect of hedging and derivative transactions.

(3) Includes the effect of hedging and derivative transactions.

Average Sales Price – For the six months ended June 30, 2006, average sales prices, excluding hedging and derivatives activity, exceeded those for the same prior year period for all commodities.

Natural gas revenue - For the first half of 2006, natural gas revenue, excluding hedging and derivative activity, increased 28% over the same period in 2005, due to higher realized prices and production volumes. The average price increase resulted in increased revenue of approximately $6.5 million (based on current period production). The increase in production volumes compared to the prior year period resulted in an increase in revenue of approximately $4.5 million (based on 2005 comparable period pre-hedge prices). The increased volumes came from production from new wells drilled on our Queen City project and the Chapman Ranch Field properties acquired in the fourth quarter of 2005, partially offset by declines in production from our older properties, including Encinitas, Gato Creek and Miller.

NGL revenue - For the six months ended June 30, 2006, NGL sales revenue decreased 5% over the same period in 2005 as a result of decreased production volumes. NGL production volumes declined at our Encinitas, Gato Creek and Louisiana properties, leading to decreased revenue of approximately $0.7 million (based on 2005 comparable period average prices). Higher average realized prices for the six months ended June 30, 2006 partially offset the decline in revenue from lower volumes and resulted in an increase in revenue of approximately $0.6 million (based on current period production).

Crude oil and condensate revenue - For the six months ended June 30, 2006, oil and condensate sales revenue, excluding hedging and derivative activity, increased 39% as compared to the same period in 2005, due to both higher price environment and production volumes. The higher average prices for the first half of 2006 resulted in an increase in revenue of approximately $2.6 million (based on current period production). Production volumes for oil and condensate increased 6% for the six months ended June 30, 2006 compared to the same prior year period due primarily to new wells drilled on our Queen City and southeast New Mexico projects, as well as from the Chapman Ranch Field properties acquired in the fourth quarter of 2005. These increases were partially offset by declines in production from our Miller, Encinitas and Gato Creek properties. The overall increase in oil and condensate production resulted in an increase in revenue of approximately $0.4 million (based on 2005 comparable period pre-hedge prices).

Hedging and derivatives– For the six months ended June 30, 2006, we recorded a net gain on hedging and derivative contracts as compared to a net loss in the same period in 2005. The change in accounting treatment applied to our derivative contracts affects the comparability of the periods (see Note 7 to our consolidated financial statements) because the change in fair market value of the natural gas hedge contracts in 2005 was deferred through OCI on the balance sheet rather than presented in total revenue on the income statement as in 2006. In addition, we have different contract terms in 2006 than in 2005, which interact differently with the changing pricing environment. In the first half of 2006, the falling natural gas price has negatively impacted our physical sales, but the portion we had hedged was protected by those contracts in place this year. The following table summarizes the various components of the total gain (loss) on hedging and derivatives for the six months ended June 30, 2006 and 2005 and the impact each component had on our realized prices.

	Six Months Ended June 30,
	2006		2005
	$	$ per unit (1)	$	$ per unit(1)
	(in thousands, except per unit prices)

Natural gas contract settlements (Mcf)	$1,961	$0.28	$156	$0.02

Crude oil contract settlements (Bbl)	—	—	(605)	(3.72)

Mark-to-market unrealized change in fair value of gas derivative contract (Mcf)	3,124	0.45	—	—

Mark-to-market reversal of prior period unrealized change in fair value (Bbl)	(62)	(0.36)	335	2.06

Mark-to-market unrealized change in fair value of oil derivative contract (Bbl)	(245)	(1.43)	(889)	(5.47)

Gain (loss) on hedging and derivatives (Mcfe)	$4,778	$0.54	$(1,003)	$(0.12)

(1) Prices per unit are calculated based on whole numbers, not rounded numbers.

Should natural gas prices continue to decrease from the high levels of late 2005 and early 2006, this could materially affect our revenues that are not hedged.

Costs and Operating Expenses

The table below details our expenses for the six months ended June 30, 2006 and 2005.

			2006 Period Compared to 2005 Period
	Six Months Ended June 30,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(in thousands, except percentages)
Oil and natural gas operating expenses	$4,449	$4,044	$405	10%
Severance and ad valorem taxes	4,825	3,651	1,174	32%
Depletion, depreciation, amortization and accretion:
Oil and gas property and equipment	32,015	17,380	14,635	84%
Other assets	234	127	107	84%
ARO accretion	89	68	21	31%
General and administrative expenses:
Deferred compensation – repriced options	(267)	172	(439)	(255)%
Deferred compensation – restricted stock	858	406	452	111%
Deferred compensation – stock option expense	42	—	42	*
Bad debt expense	—	11	(11)	*
Other general and administrative	5,839	4,836	1,003	21%
	48,084	30,695	17,389	57%
Other income and expense, net	1,226	15	1,211	*
Total	$49,310	$30,710	$18,600	61%

* Not meaningful

Oil and natural gas operating expenses -  For the six months ended June 30, 2006, operating expenses increased from the same period of 2005. We experienced increases in costs for the newly acquired Chapman Ranch Field properties and new wells drilled at Gato Creek, southeast New Mexico and Jim Hogg County, Texas. Average oil and natural gas operating expenses were $0.51 per Mcfe and $0.49 per Mcfe for the six months ended June 30, 2006 and 2005, respectively.

Severance and ad valorem taxes  — For the six months ended June 30, 2006, severance and ad valorem taxes increased 32% from the first half of 2005. Our severance tax expense is levied on our oil and gas revenue dollars (excluding hedging and derivative impact), and typically increases as revenues increase. We experienced 13% higher severance tax expense as compared to 2005. This increase resulted from the addition of the Chapman Ranch Field properties acquired in late 2005. Although they contributed to the overall increase, the Chapman Ranch Field properties receive a very low rate due to severance tax abatements. We also received refunds for prior periods during the second quarter of 2006 related to these properties. For the six months ended June 30, 2006, severance tax expense was approximately 5.41% of revenue subject to severance taxes compared to 6.13% of revenue subject to severance taxes for the comparable 2005 period. Ad valorem tax expense for the first half of 2006 was impacted by increased accruals for the estimated costs related to the addition of the Chapman Ranch Field properties acquired in the fourth quarter 2005 and increases in estimated costs from the taxing authorities. On an equivalent basis, severance and ad valorem taxes averaged $0.55 per Mcfe and $0.44 per Mcfe for the six months ended June 30, 2006 and 2005, respectively.

DD&A and accretion -  For the six months ended June 30, 2006, DD&A and accretion expense totaled $32.3 million compared to $17.6 million for the same period in 2005. Depletion on our oil and natural gas properties increased 84% for the first half of 2006 compared to the same period of 2005 due to an increase in our unit-of-production depletion rate and production levels. The depletion rate increased from $2.10 per Mcfe in the first half of 2005 to $3.64 per Mcfe in the first half of 2006, adding approximately $13.5 million in depletion expense. Our rate has increased due to increased spending on our drilling program with disproportionately lower reserve additions. One significant example of disproportionate additions to the amortizable base includes the Chapman Ranch Field acquisitions which added $0.52 per Mcfe to the depletion rate in the fourth quarter of 2005. The increase in depletion expense from the higher production levels in the first half of 2006 as compared to the same period of 2005 resulted in an increase in expense of approximately $1.1 million. Depreciation of furniture and fixtures increased 84% compared to the prior year first half due to additional expense taken on assets deemed to be fully depreciated at the end of June 2006. Accretion expense associated with our asset retirement obligations for the six months ended June 30, 2006 increased 31% over the first half of 2005 for the new obligations incurred from the wells drilled in 2005 and the addition of properties acquired in the fourth quarter of 2005.

Total G&A - For the six months ended June 30, 2006, total G&A was $6.5 million, an increase of 19% compared to the same prior year period total of $5.4 million. The application of FIN 44 to repriced options resulted in a credit in the first half of 2006 as compared to a charge in the first half of 2005. Since June 30, 2005, 61% of the outstanding repriced options have been exercised, leaving only 62,000 at June 30, 2006. We expect the impact of FIN 44 from these options to diminish going forward, unless our stock price increases substantially. Upon adoption of SFAS No. 123(R) in the first quarter of 2006, we recorded $41,738 in compensation expense for stock options that had not vested as of adoption of SFAS No. 123(R). Those options have since vested and we do not expect any future impact to result from our adoption of SFAS No. 123(R), as we discontinued issuing stock options in 2004. Amortization related to restricted stock awards granted over the past three years has increased due to new grants that have occurred since June 30, 2005. We recorded $11,000 of bad debt expense in the first half of 2005 related to several unpaid joint interest billings receivable and none in 2006. Other G&A for the six months ended June 30, 2006, which does not include the deferred compensation expenses discussed above, increased 21% from the comparable 2005 period. The increase in other G&A was attributable to higher salaries and benefits, due to adding ten employees since June 30, 2005, as well as higher rent expense for additional office and storage space, parking costs for added employees, director and officer liability insurance, franchise tax expense, and legal costs for pending litigation. These increases were partially offset by decreases in regulatory fees, Sarbanes-Oxley consulting fees, and costs incurred in 2005 for Board of Director compensation and strategic planning meetings. For the six months ended June 30, 2006 and 2005, overhead reimbursement fees reducing G&A costs increased 56% in 2006 as compared to 2005 as a result of increasing our operated properties. Capitalized G&A costs further reduced other G&A costs by $1.6 million and $1.4 million for the six months ended June 30, 2006 and 2005, respectively. Other G&A on a unit of production basis for the six months ended June 30, 2006 was $0.66 per Mcfe compared to $0.59 per Mcfe for the comparable 2005 period.

Other income and expense - During the six months ended June 30, 2006, other income and expense increased from a negligible amount in the comparable 2005 period, primarily due to an increase in gross interest expense, which was partially offset by increases in interest income and capitalized interest. For the first half of 2006, 66% of our interest expense was capitalized as compared to 100% being capitalized in the same 2005 period. We also incurred higher interest costs for the six months ended June 30, 2006 than for the same period of 2005 due to higher outstanding debt balances.

	For the Six Months Ended June 30,
	2006	2005
	(in thousands)
Gross interest expense	$3,582	$480
Less: Capitalized interest	(2,369)	(480)
Interest expense, net	$1,213	$—

Weighted Average Debt	$99,359	$11,602

We also recorded amortization of deferred loan costs related to our Credit Facility and interest income earned on our outstanding daily cash balances during the six months ended June 30, 2006 and 2005, both of which were comparable amounts.

Income tax expense - An income tax provision was recorded for the six months ended June 30, 2006 and 2005 of $6.9 million and $6.5 million, respectively. The increase resulted from higher pre-tax income in 2006 as compared to 2005. There have not been substantial changes to our effective income tax rate.

Earnings per share - For the first half of 2006, earnings per share increased in comparison to the same period in 2005 mainly as a result of increased net income, partially offset by an increased number of shares. Basic weighted average shares outstanding for the six months ended June 30, 2006 increased approximately 1% as compared to the same 2005 period primarily due to the exercise of stock options throughout the interim periods.

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

Significant changes to working capital may affect our liquidity in the short term. The change in our derivative instrument from a liability at December 31, 2005 to an asset at June 30, 2006 is indicative of potential future cash receipts on our derivative positions, which are scheduled to settle in the coming months. The fair value of our outstanding derivative contracts, reflected in the derivative financial instrument on the balance sheet, is an asset because the price floors on our contracts exceed the future strip commodity prices at the balance sheet date, such that if the contracts were to settle at the balance sheet date we would have gains. The fair market value represents the potential settlement for those contracts if the market prices remain unchanged, but should commodity prices increase or decrease, the fair value of those outstanding contracts would change and the settlements at maturity would also change. When our hedges and derivatives require us to pay a cash settlement, we are receiving higher cash inflows on the sale of unhedged production at higher prices, providing us with funds which would adequately cover any settlements when they come due.

We had $105.0 million outstanding under our Credit Facility at June 30, 2006. Our Credit Facility matures on December 31, 2007. We have received significant funds through equity transactions in the past, including through offerings of our common stock and the exercise of warrants and stock options. We typically do not, however, rely on proceeds from the exercise of warrants and stock options to sustain our business as the timing of their exercise is unpredictable.

After considering the impact of these working capital changes and our forecasts of future results of operations, we believe that cash flows from operating activities, as supplemented by borrowings on our Credit Facility, combined with our ability to control the timing of certain of our future exploration and development requirements, will provide us with the flexibility and liquidity to meet our planned capital requirements for 2006. In addition, our Credit Facility had $10.0 million available at June 30, 2006.

We had cash and cash equivalents at June 30, 2006 of $2.4 million consisting primarily of short-term money market investments, as compared to $0.7 million at December 31, 2005. Working capital was $19.0 million as of June 30, 2006, as compared to $10.5 million at December 31, 2005. Our sources and uses of cash were as follows:

	For the Six Months Ended June 30,
	2006	2005
	(in thousands)
Net Cash Provided By Operating Activities	$46,370	$33,740

Net Cash Used In Investing Activities	(65,226)	(34,037)

Net Cash Provided by Financing Activities	20,570	210

Net Cash Provided By Operating Activities - The increase in cash flows provided by operating activities for the six months ended June 30, 2006 compared to 2005 was primarily due to higher oil and gas production revenue partially offset by higher operating expenses. Although fluctuations in commodity prices have been the primary reason for our short-term changes in cash flow from operating activities, increased production volumes significantly impacted us in the past few quarters. In an effort to reduce the volatility realized on commodity prices, we enter into derivative instruments. Although we have seen declines in natural gas prices since year-end 2005, we have realized cash settlements from our derivatives to offset a portion of those price declines. Overall, oil and gas production revenue increased for the six months ended June 30, 2006 as compared to the same period in 2005 with a 32% increase in the average net price received for our production and a 6% increase in production volumes.

Net Cash Used In Investing Activities - We reinvest a substantial portion of our cash flows from operating activities in our drilling, acquisition, land and geophysical activities. Capital expenditures of $60.1 million were attributable to our drilling and operating program. In addition to drilling that was in progress at year-end 2005, we drilled 35 gross wells during the six months ended June 30, 2006, all but seven of which were apparent successes. Leasehold acquisitions, including seismic data and other geological and geophysical expenditures totaled $7.7 million for the six months ended June 30, 2006. The remaining capital expenditures were associated with computer hardware and office equipment and other miscellaneous capital charges. Proceeds from the sale of oil and gas properties totaled $0.6 million during the six months ended June 30, 2006, which represents the divestiture of our Buckeye properties which closed in April 2006. During the first six months of 2005, capital expenditures of $27.7 million were attributable to our drilling program. In addition to drilling that was in progress at year-end 2004, we drilled 22 gross wells during the six months ended June 30, 2005, all but one of which was successful. Leasehold acquisitions, including seismic data and other geological and geophysical expenditures totaled $4.6 million and acquisition costs totaled $1.4 million for the six months ended June 30, 2005. The remaining capital expenditures were associated with computer hardware and office equipment.

Due to our active exploration, development and acquisition activities, we have experienced and expect to continue to experience substantial working capital requirements. We currently anticipate capital expenditures in 2006 to be approximately $98.0 million. Approximately $78.0 million is allocated to our expected drilling and production activities; $12.0 million is allocated to land, legal and seismic activities; and $8.0 million relates to capitalized interest, G&A and other. We intend to fund our total projected 2006 capital expenditures, and other commitments and working capital requirements, with cash flow from operations and, to the extent necessary, other sources. Should there be a change in our pricing or production assumptions, we believe that we have sufficient financial flexibility from other financing sources to meet our financial obligations as they come due, and we would recommend to our Board an adjustment to our capital expenditures program accordingly so as to avoid unnecessary incremental borrowings that may be needed for acquisitions. We do not explicitly budget for acquisitions; however, we do expect to spend considerable effort evaluating acquisition opportunities. We expect to fund acquisitions through traditional reserve-based bank debt and/or the issuance of equity and, if required, through additional debt and equity financings.

Net Cash Provided By Financing Activities - During the six months ended June 30, 2006 our net borrowings under our Credit Facility (as defined below) were $20.0 million due to the accelerated timing of our drilling schedule. We received $0.6 million in proceeds from stock options exercised in the first six months of 2006.

For the six months ended June 30, 2005, we received $7.2 million in proceeds from the issuance of common stock related to the exercise of the over-allotment option on our December 21, 2004 public offering of common stock and stock options exercised in the first six months of 2005. These were partially offset by net repayments of $7.0 million under our Credit Facility.

We utilize our Credit Facility to supplement timing differences in our projected cash inflows and outflows and smaller acquisitions. We also have $390 million available under our current shelf registration statement for larger acquisitions. We believe we will be able to generate capital resources and liquidity sufficient meet our financial obligations as they come due.

Credit Facility

On November 30, 2005, we amended our Third Amended and Restated Credit Agreement (the “Credit Facility”), which we had originally entered into in March 2004 (effective December 31, 2003) and previously amended on May 31, 2005. The Credit Facility permits borrowings up to the lesser of (i) the borrowing base and (ii) $150.0 million. Effective November 30, 2005, the borrowing base under the Credit Facility was increased from $70.0 million to $110.0 million as a result of the Chapman Ranch Field acquisitions and our drilling activities since the last redetermination. The borrowing base was redetermined by the lender in May 2006 and increased to $115.0 million as a result of recent drilling activities. Based on the increase, our available borrowing capacity at June 30, 2006 was $10.0 million.

The Credit Facility matures December 31, 2007 and is secured by substantially all of our assets. Borrowings under the Credit Facility bear interest at rates that are variable based on the percentage usage of the facility. Borrowings can be at Prime plus a margin of up to 0.25% or at Libor plus a margin of 1.75% to 2.125%. As of June 30, 2006, our interest rates on our outstanding prime and Libor borrowings were 8.500% and 7.235%. As of June 30, 2006, $105.0 million in total borrowings were outstanding under the Credit Facility.

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

Shelf Registration Statement

During the second quarter 2005, we filed a registration statement with the SEC which registered offerings of up to $390 million of any combination of debt securities, preferred stock, common stock or warrants for debt securities or equity securities of the Company. Net proceeds, terms and pricing of the offering of securities issued under the shelf registration statement will be determined at the time of the offerings. The shelf registration statement does not provide assurance that we will or could sell any such securities. Our ability to utilize our shelf registration statement for the purpose of issuing, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or equity securities will depend upon, among other things, market conditions and the existence of investors who wish to purchase our securities at prices acceptable to us. In connection with the filing of the 2005 registration statement, we deregistered the remaining shares then available for sale under our earlier $150 million shelf registration statement filed in 2004. At June 30, 2006, we had $390 million remaining for issuance under our 2005 shelf registration statement.

Off Balance Sheet Arrangements

We currently do not have any off balance sheet arrangements.

Risk Management Activities – Derivatives & Hedging

Due to the volatility of oil and natural gas prices, we periodically enter into price-risk management transactions (e.g., swaps, collars and floors) for a portion of our oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from commodity price fluctuations. While the use of these arrangements limits our ability to benefit from increases in the price of oil and natural gas, it also reduces our potential exposure to adverse price movements. Our arrangements, to the extent we enter into any, apply to only a portion of our production, provide only partial price protection against declines in oil and natural gas prices and limit our potential gains from future increases in prices. None of these instruments are used for trading purposes. On a quarterly basis, our management reviews all of our price-risk management policies, including volumes, types of instruments and counterparties. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation and concurrence by the President and Chairman of the Board. Our Board of Directors monitors our price-risk management policies and trades.

All of these price-risk management transactions are considered derivative instruments and accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). These derivative instruments are intended to hedge our price risk and may be considered hedges for economic purposes. There are two types of accounting treatments for derivatives, (i) mark-to-market accounting and (ii) cash flow hedge accounting. For discussion of these accounting treatments, see Note 7 to our consolidated financial statements. We previously applied cash flow hedge accounting treatment to our natural gas derivatives and mark-to-market accounting treatment to our crude oil derivatives. During the first quarter of 2006, we discontinued cash flow hedge accounting treatment applied to our natural gas derivatives. Therefore, all derivatives are recorded on the balance sheet at fair value and the changes in fair value are presented in total revenue on the income statement, rather than deferred through OCI on the balance sheet. The following table provides additional information regarding our various derivative transactions that were recorded at fair value on the balance sheet as of June 30, 2006.

(in thousands)
Fair value of contracts outstanding at December 31, 2005	$(2,479)
Contracts realized or otherwise settled during the period	1,961
Fair value of new contracts when entered into during 2006:
Asset	—
Liability	—
Changes in fair values attributable to changes in valuation techniques and assumptions	—
Other changes in fair values	3,491
Fair values of contracts outstanding at June 30, 2006	$2,973

The following table details the fair value of our commodity-based derivative contracts by year of maturity and valuation methodology as of June 30, 2006.

	Fair Value of Contracts at June 30, 2006
Source of Fair Value	Maturity less than 1 year	Maturity 1-3 years	Maturity 4- 5 years	Maturity in excess of 5 years	Total fair value
	(in thousands)
Prices actively quoted:	—	—	—	—	—
Prices provided by other external sources:
Asset	2,973	—	—	—	2,973
Liability	—	—	—	—	—
Prices based on models and other valuation methods:	—	—	—	—	—
Total	$2,973	$—	$—	$—	$2,973

Tax Matters

At June 30, 2006, we had cumulative net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $57.3 million. The estimated NOLs presented herein assume that certain items, primarily intangible drilling costs, have been written off for tax purposes in the current year. However, we have not made a final determination if an election will be made to capitalize all or part of these items for tax purposes in the future.

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

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. FIN 48 also requires that the amount of interest expense to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return. The change in net assets as a result of applying this pronouncement will be considered a change in accounting principle with the cumulative effect of the change treated as an offsetting adjustment to the opening balance of retained earnings or goodwill, if allowed under existing accounting standards, in the period of transition. FIN 48 is effective as of January 1, 2007 and we are currently assessing the impact that FIN 48 will have on our financial statements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and commodity prices. We use a Credit Facility with a floating interest rate. We are not subject to fair value risk resulting from changes in our floating interest rates. The use of floating rate debt instruments provides a benefit due to downward interest rate movements but does not limit us to exposure from future increases in interest rates. Based on the June 30, 2006 outstanding borrowings and interest rates of 8.500% and 7.235% applied to various borrowings, a 10% change in interest rates would result in an increase or decrease of interest expense of approximately $0.7 million on an annual basis.

In the normal course of business we enter into hedging transactions, including commodity price collars, swaps and floors to mitigate our exposure to commodity price movements, but not for trading or speculative purposes. During 2005, we put in place several natural gas and crude oil collars for a portion of our 2006 production to achieve a more predictable cash flow. Please refer to Note 7 to our consolidated financial statements. While the use of these arrangements may limit the benefit to us of increases in the price of oil and natural gas, it also limits the downside risk of adverse price movements. The following is a list of contracts outstanding as of June 30, 2006:

Transaction Date	Transaction Type	Beginning	Ending	Price Per Unit	Volumes Per Day	Fair Value Outstanding as of June 30, 2006
						(in thousands)
Natural Gas (1):
08/05	Collar	01/01/06	12/31/06	$7.00-$10.50	10,000 MMbtu	$1,460

08/05	Collar	01/01/06	12/31/06	$7.00-$16.10	10,000 MMbtu	1,664

Crude Oil (2):
08/05	Collar	01/01/06	12/31/06	$55.00-$80.00	400 Bbl	(151)

						$2,973

(1)   Our current natural gas collars were entered into on a per MMbtu delivered price basis, using the Houston Ship Channel Index, with settlement for each calendar month occurring five business days following the expiration date. During 2005, cash flow hedge accounting was applied to these contracts, which was then discontinued in 2006. During 2006, mark-to-market accounting treatment  has been applied to these contracts and the change in fair value is reflected in total revenue during the year.

(2)   Cash flow hedge accounting is not applied to our crude oil collars, which were entered into on a per barrel delivered price basis, using the West Texas Intermediate Light Sweet Crude Oil Index, with settlement for each calendar month occurring five business days following the expiration date. Mark-to-market accounting treatment is applied to these contracts and the change in fair value is reflected in total revenue during the year.

At June 30, 2006, the fair value of the outstanding derivatives was an asset of approximately $3.0 million. A 10% change in the commodity price per unit, as long as the price is either above the ceiling or below the floor price, would cause the fair value total of the hedge to increase or decrease by approximately $0.3 million.

In August 2006, we entered into the following additional derivative contracts:

			Effective Dates			Volume Per
Transaction Date	Transaction Type		Beginning	Ending	Price Per Unit	Day
08/06	Natural Gas Collar	(1)	01/01/07	12/31/07	$7.50-$11.50	5,000 MMbtu
08/06	Crude Oil Collar	(2)	01/01/07	12/31/07	$70.00-$87.50	400 Bbl

(1)   The Company’s new natural gas collar was entered into on a per MMbtu delivered price basis, using the Houston Ship Channel Index, with settlement for each calendar month occurring five business days following the expiration date. Mark-to-market accounting treatment will be applied to this contract and the change in fair value will be reflected in total revenue.

(2)   The Company’s new crude oil collar was entered into on a per barrel delivered price basis, using the West Texas Intermediate Light Sweet Crude Oil Index, with settlement for each calendar month occurring five business days following the expiration date. Mark-to-market accounting treatment will be applied to this contract and the change in fair value will be reflected in total revenue.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Texas Comptroller Audit - During the second quarter of 2004, we received notice that a subsidiary’s franchise tax returns for the State of Texas would be audited for the tax years 1999 through 2002. After reviewing documents submitted, the agent representing the Office of the Comptroller of the State of Texas proposed adjustments to the calculation that would result in an increased franchise tax liability. The agent maintained that transfers by us to this subsidiary, which we had classified as intercompany loans, should instead be classified as equity investments in the subsidiary. The State of Texas originally proposed that the franchise tax liability of the subsidiaries would be increased by approximately $3.0 million for the four-year period under audit.

During the third quarter of 2004, the agent reduced the proposed franchise tax deficiency adjustment against the subsidiary to an aggregate amount of $467,000. In the fourth quarter of 2004, there was an informal hearing at the local Comptroller’s Office during which the agent indicated he would formally assess the proposed deficiency. On March 24, 2005, we received a deficiency assessment in the amount of $471,482 including penalty and interest. We responded on April 21, 2005 with a request for a formal redetermination hearing. On February 14, 2006, a Hearings Attorney for the Texas Comptroller of Public Accounts issued a Position Letter reaffirming the auditor’s assessment, and rejecting our arguments as set forth in the April 21, 2005 request for redetermination. On February 24, 2006, we filed a motion to set the matter for oral hearing before an Administrative Law Judge. The hearing has been set for October 19, 2006. We intend to continue to vigorously contest the assessment through appropriate administrative proceedings at the Comptroller’s Office and by any other available means. Due to our belief that we do not owe any additional franchise tax for the period in question and our intention to continue to vigorously contest the proposed adjustments, we have not recognized any provision for the additional franchise taxes that would result from the proposed deficiency.

Wade and Joyce Montet, et al., v. Edge Petroleum Corp of Texas, et al., consolidated with Rolland L. Broussard, et al., v. Edge Petroleum Corp of Texas, et al. - This is a consolidated suit, filed in state court in Vermilion Parish, Louisiana in September 2003. Plaintiffs are mineral/royalty owners under the Norcen-Broussard No. 1 and 2 wells, Marg Tex Reservoir C, Sand Unit A (Edge’s old Bayou Vermilion Prospect). They claim the operator at the time, Norcen Explorer, now Anadarko, failed to “block squeeze” the sections of the No. 2 well, as a prudent operator, according to their allegations, would have done, to protect the gas reservoir from being flooded with water from adjacent underground formations. Plaintiffs further allege Norcen was negligent in not creating a field-wide unit to protect their interests. Plaintiffs have named us and other working interest owners in the leases as defendants, including Norcen Explorer’s successors in interest, Anadarko. Plaintiffs originally sought unspecified damages for lost royalties and damages due to alleged devaluation of their mineral and property interests, plus interest and attorneys’ fees. In early 2005, we filed a motion for summary judgment in the case asserting, among other defenses, that:  (i) there has been no breach of contract, (ii) there is no express or implied duty imposed on us to block squeeze the well or form a field-wide unit, (iii) the units were properly formed by the Conservation Commissioner in accordance with the statutory scheme in Louisiana, (iv) plaintiffs’ claims are barred by limitations, and (v) other defenses. Along with the other defendants, we also filed a special preemptory challenge of no cause of action under the leases and the Louisiana Mineral Code for failure to exhaust administrative remedies and due to lack of a demand. In May and June 2005, the court ruled against us on the motion for summary judgment and the preemptory challenges. Of the 18.75% after-payout working interest that we originally reserved in the leases, we owned a 2.8% working interest at the time of the alleged acts or omissions. On September 6, 2005, we were granted leave by the court to file a third-party demand to join the other working interest owners who hold the remainder of the 18.75% working interest as third-party defendants in this case, and those pleadings have been served on the parties. These third-parties consist, for the most part, of partnerships that are directly or indirectly controlled by John Sfondrini, a director of the Company, and hold an aggregate 14.7% working interest. Vincent Andrews, also a director of the Company, owns a minority interest in the corporate general partner of one of the partnerships. These partnerships were among the third party defendants that we have sought to join in the case and these partnerships have for the most part filed answers denying any liability to us. We participated for our 2.8% share of the well costs and revenues for the Broussard No. 2 well, as did the other defendants for their share, including the third-party defendant partnerships who participated for 14.7%. We strongly believe the parties should only be liable for their proportionate share of any damages award should a finding of liability occur in the case. We intend to vigorously contest the plaintiffs’ claims.

As of the date of this report, it is not possible to determine what, if any, our exposure might be in this matter. The plaintiffs’ expert witness, in his December 2005 deposition, offered his theory that plaintiffs’ gross damages are in the range of $19 to $20 million. That number is based on his theory that the alleged failure to block squeeze the well resulted in the under-production of gas worth $300 million. Plaintiffs’ royalty share of that figure yields the $19 to $22 million range of alleged damages. Based on the expert’s testimony, damages attributable to the full 18.75% interest would be in the range of $3.75 million gross or net to our 2.8% share would be in the range of $560,000 (excluding interest and attorneys’ fees). Along with the other defendants, we hired our own expert witnesses who have refuted these claims, particularly the expert’s assertions that failure to block squeeze the well caused any damages to the reservoir. The deposition of a Norcen engineer who prepared the completion plan for the Broussard No. 2 well and supervised the completion operations, taken in April 2006, confirms the testimony of the defense experts as to why the well was not block squeezed. The plaintiffs have also retained a damages expert who has given a report that the damages in this case are in the range of $30 million, excluding interest and attorneys’ fees. Our share of that amount based on the full 18.75% would be in the range of $5.6 million and net to our 2.8% share would be in the range of $840,000. We participated in mediation of this lawsuit on July 18, 2006 but the parties failed to reach an agreement. Therefore, this case is expected to proceed to trial on August 28, 2006. On July 31, 2006 the Judge granted the Defendant groups’ motion for partial summary dismissing plaintiffs’ tort-based claims. Also on the same date, the Judge granted the Defendant groups’ motion for partial summary judgment seeking to deny the plaintiffs an award of attorneys fees and also to dismiss any claim of plaintiffs that defendants had an obligation to form a field-wide unit, but denied the defendants’ motion to exclude evidence of pre-suit damages based on failure of plaintiffs to give notice of their claims as required by the Louisiana Mineral Code and also denied defendants’ motion in limine to exclude testimony of plaintiffs’ expert witness.

We may have insurance coverage for all or part of this claim up to the policy limits of $1 million per occurrence and $2 million in the aggregate. A claim was submitted to Mid-Continent Casualty Company, our casualty carrier, who is currently providing a defense under a reservation of rights letter.  However, on July 3, 2006, Mid-Continent filed a suit for declaratory judgment against us in federal district court in Houston, Texas seeking to determine whether it has a duty to indemnify us and certain other defendants for this loss under the policies at issue. Mid-Continent has asked the court to declare they have no obligation to indemnify us and the third-party defendants based on certain technical definitions under the policies and the fact that the plaintiffs’ claims are based on alleged breaches of contract. We intend to dispute the coverage issues with Mid-Continent and file an answer and counterclaim for breach of contract.

We believe that ultimately we should only be liable for our 2.8% share of any damage award unless a co-party defendant, including any of the third-party defendants, cannot satisfy their share of any final judgment or settlement amount or are found not to be liable to us on our third-party demand. In that event, we could be held responsible for more than our 2.8% share. We intend to continue to vigorously contest this suit on the case in chief and our third-party demands against the partnerships, and we have not established any reserve with respect to these claims.

David Blake, et al. v. Edge Petroleum Corporation — On September 19, 2005, David Blake and David Blake, Trustee of the David and Nita Blake 1992 Children’s Trust filed suit against us in state district court in Goliad County, Texas alleging breach of contract for failure and refusal to transfer overriding royalty interests to plaintiffs in at least five leases in Goliad County, Texas and failure and refusal to pay monies to Blake pursuant to such overriding royalty interests for wells completed on the leases. The plaintiff seeks relief of (1) specific performance of the alleged agreement, including granting of overriding royalty interests by the Company to Blake; (2) monetary damages for failure to grant the overriding royalty interests; (3) exemplary damages for his claims of business disparagement and slander; (4) monetary damages for tortuous interference; and (5) attorneys’ fees and court costs. Venue of the case was transferred to Harris County by agreement of the litigants. We have served Plaintiffs with discovery and has filed a counterclaim and an amended counterclaim joining various related entities that are controlled by Plaintiffs. In addition, Plaintiffs have filed an amended complaint alleging claims of slander of title and tortuous interference related to its alleged right to receive an overriding royalty interest from a third party. Plaintiffs currently have on file an amended motion for summary judgment, to which we will be filing a response. This motion is expected to be heard by late summer. We have responded aggressively to this lawsuit, and believes it has meritorious defenses and counterclaims.

 Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2005 Annual Report, which could materially affect our business, financial condition or future results. The risks described in our 2005 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds                None

Item 3 - Defaults Upon Senior Securities                    None

Item 4 - Submission of Matters to a Vote of Security Holders

Our stockholders voted on the following matters at the Annual Meeting of Shareholders on June 7, 2006:

	For	Against	Withheld	Abstain	Broker Non Votes
(A) Election of Directors:
Thurmon M. Andress	14,953,913	—	1,214,352	—	—
John W. Elias	15,454,612	—	713,653	—	—
John Sfondrini	12,371,333	—	3,796,932	—	—
(B) Approval of the Incentive Plan, including an amendment to increase the number of shares reserved for issuance under the Incentive Plan	8,113,818	1,342,397	—	891,580	5,820,470
(C) Approval of the Appointment of BDO Seidman LLP as Independent Registered Public Accounting Firm	15,998,235	154,433	—	15,597	—

In addition to the election of the directors indicated above, the following directors continued as directors following the meeting: Vincent S. Andrews, Jonathan M. Clarkson, Michael A. Creel, Stanley S. Raphael, Robert W. Shower and David F. Work.

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

*†10.4	—	Amended and Restated Incentive Plan of Edge Petroleum Corporation as Amended and Restated Effective as of August 1, 2006.

†10.5	—

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

EDGE PETROLEUM CORPORATION,
A DELAWARE CORPORATION
(REGISTRANT)

Date August 8, 2006	/s/ John W. Elias
John W. Elias
President, Chief Executive Officer and
Chairman of the Board

Date August 8, 2006	/s/ Michael G. Long
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

*†10.4	—	Amended and Restated Incentive Plan of Edge Petroleum Corporation as Amended and Restated Effective as of August 1, 2006.

†10.5	—

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