Form 10-Q
period 2006-09-30
EDGE PETROLEUM CORP
filed 2006-11-09
CIK 1021010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2006
Common Stock	17,437,861

EDGE PETROLEUM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EDGE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,276	$666
Accounts receivable, trade, net of allowance	17,801	24,980
Accounts receivable, joint interest owners, net of allowance	1,034	2,100
Deferred income taxes	—	2,518
Derivative financial instruments	7,029	—
Other current assets	4,424	6,437
Total current assets	32,564	36,701
PROPERTY AND EQUIPMENT, net – full cost method of accounting for oil and natural gas properties (including unproved costs of $38.7 million and $36.9 million at September 30, 2006 and December 31, 2005, respectively)	247,843	306,456
DERIVATIVE FINANCIAL INSTRUMENT	882	—
OTHER ASSETS	151	223
TOTAL ASSETS	$281,440	$343,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, trade	$1,114	$5,571
Accrued liabilities	12,484	17,894
Accrued interest payable	425	17
Deferred tax liability	1,514	—
Asset retirement obligation – current	213	203
Derivative financial instruments	—	2,479
Total current liabilities	15,750	26,164
ASSET RETIREMENT OBLIGATION – long-term	2,942	2,564
DEFERRED TAX LIABILITY	10,569	37,897
LONG-TERM DEBT	100,000	85,000
Total liabilities	129,261	151,625
COMMITMENTS AND CONTINGENCIES (NOTE 9)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 17,429,255 and 17,216,776 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	174	172
Additional paid-in capital	140,744	137,842
Retained earnings	11,261	55,454
Accumulated other comprehensive loss	—	(1,713)
Total stockholders’ equity	152,179	191,755
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$281,440	$343,380

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
OIL AND NATURAL GAS REVENUE:
Oil and natural gas sales	$30,227	$30,979	$94,321	$81,136
Gain (loss) on hedging and derivatives	5,714	(1,394)	10,492	(2,397)
Total revenue	35,941	29,585	104,813	78,739

OPERATING EXPENSES:
Oil and natural gas operating expenses	2,417	2,370	6,866	6,414
Severance and ad valorem taxes	2,280	1,846	7,105	5,497
Depletion, depreciation, amortization and accretion	16,979	8,311	49,317	25,886
Impairment of oil and natural gas properties	96,942	—	96,942	—
General and administrative expenses:
Bad debt expense	—	54	—	65
General and administrative expenses	4,001	4,503	10,473	9,917
Total operating expenses	122,619	17,084	170,703	47,779
OPERATING INCOME (LOSS)	(86,678)	12,501	(65,890)	30,960

OTHER INCOME AND EXPENSE:
Interest income	36	29	106	85
Interest expense, net of amounts capitalized	(804)	—	(2,017)	—
Amortization of deferred loan costs	(41)	(36)	(124)	(107)
INCOME (LOSS) BEFORE INCOME TAXES	(87,487)	12,494	(67,925)	30,938
INCOME TAX (EXPENSE) BENEFIT	30,607	(4,351)	23,732	(10,862)
NET INCOME (LOSS)	$(56,880)	$8,143	$(44,193)	$20,076

BASIC EARNINGS (LOSS) PER SHARE	$(3.27)	$0.47	$(2.55)	$1.17
DILUTED EARNINGS (LOSS) PER SHARE	$(3.27)	$0.45	$(2.55)	$1.13

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	17,419	17,138	17,344	17,100
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	17,419	17,908	17,344	17,802

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
NET INCOME (LOSS)	$(56,880)	$8,143	$(44,193)	$20,076

OTHER COMPREHENSIVE LOSS, net of tax:
Change in fair value of outstanding hedging and derivative instruments (1)	—	(6,450)	—	(6,762)
Reclassification of hedging and derivative gains (2)	—	35	—	(968)
Other comprehensive loss	—	(6,415)	—	(7,730)
COMPREHENSIVE INCOME (LOSS)	$(56,880)	$1,728	$(44,193)	$12,346

(1) net of income taxes of	$—	$(3,473)	$—	$(3,641)
(2) net of income taxes of	$—	$19	$—	$(521)

See accompanying notes to the consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(44,193)	$20,076
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized (gain) loss on the fair value of derivatives	(7,755)	364
Loss on non-oil and gas property	—	2
Deferred income taxes	(23,732)	10,862
Depletion, depreciation, and amortization	49,180	25,784
Impairment of oil and natural gas properties	96,942	—
Amortization of deferred loan costs	124	107
Accretion of asset retirement obligation	137	102
Non-cash share-based compensation cost	1,894	2,740
Bad debt expense	—	65
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, trade	7,179	(6,293)
Decrease in accounts receivable, joint interest owners	1,066	3,761
Increase in other assets	(703)	(8,548)
(Decrease) increase in accounts payable, trade	(4,457)	704
(Decrease) increase in accrued liabilities	(5,368)	6,516
Increase in accrued interest payable	408	—

Net cash provided by operating activities	70,722	56,242

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas property and equipment additions	(87,821)	(61,938)
Decrease in drilling advances	2,573	—
Proceeds from the sale of oil and natural gas properties	568	—

Net cash used in investing activities	(84,680)	(61,938)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from long-term debt	30,000	13,000
Payments on long-term debt	(15,000)	(13,000)
Net proceeds from issuance of common stock	576	7,231
Deferred loan costs	(8)	(7)

Net cash provided by financing activities	15,568	7,224

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,610	1,528

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	666	2,267

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,276	$3,795

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Equity
	(in thousands)

BALANCE, DECEMBER 31, 2005	17,217	$172	$137,842	$55,454	$(1,713)	$191,755

Issuance of common stock	212	2	1,306	—	—	1,308

Compensation cost — restricted stock	—	—	1,093	—	—	1,093

Compensation cost — stock option expense	—	—	69	—	—	69

Change in valuation of hedging instruments	—	—	—	—	1,713	1,713

Tax benefit associated with exercise of non-qualified stock options	—	—	434	—	—	434

Net loss	—	—	—	(44,193)	—	(44,193)

BALANCE, SEPTEMBER 30, 2006	17,429	$174	$140,744	$11,261	$—	$152,179

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein have been prepared by Edge Petroleum Corporation, a Delaware corporation (“we”, “our”, “us” or the “Company”), without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature except for the impairment of the Company’s oil and natural gas properties, as discussed below. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

In the measurement of impairment of oil and gas properties, the successful-efforts method of accounting follows the guidance provided in Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, where the first measurement for impairment is to compare the net book value of the related asset to its undiscounted future cash flows using commodity prices consistent with management expectations. The full-cost method follows guidance provided in SEC Regulation S-X Rule 4-10, where impairment is determined by the “ceiling test,” whereby to the extent that such capitalized costs subject to amortization in the full-cost pool (net of accumulated depletion, depreciation and amortization, and related tax effects) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to expense. Once incurred, an impairment of oil and natural gas properties is not reversible at a later date. A ceiling test impairment could result in a significant loss for a reporting period; however, future depletion expense would be correspondingly reduced. In accordance with SAB No.103, Update of Codification of Staff Accounting Bulletins, derivative instruments qualifying as cash flow hedges are to be included in the computation of limitation on capitalized costs. As of September 30, 2006, the Company was not applying cash flow hedge accounting to any derivative contracts (see Note 7), therefore the ceiling test at September 30, 2006 was not impacted by the value of our derivatives.

Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with the Company’s quarterly and annual SEC filings. The Company recorded a non-cash ceiling test impairment of oil and natural gas properties for the nine months ended September 30, 2006 of $96.9 million ($63.0 million net of tax). No ceiling test impairment was required during the comparable 2005 period. The impairment was primarily the result of a decline in natural gas prices at September 30, 2006. At December 31, 2005, the quoted market prices, adjusted for differentials, utilized in calculating the full-cost ceiling were $10.05 per MMBtu for natural gas and $61.04 per barrel for crude oil. Our impairment of $96.9 million at September 30, 2006 was calculated based upon prices of $4.18 per MMBtu for natural gas and $62.92 per barrel for crude oil. Subsequent to the end of the reporting period, quoted market prices for natural gas increased such that we believe we would have avoided a write-down if, as would have been allowed under applicable accounting guidelines, we had elected to use such subsequent prices in calculating the ceiling test at September 30, 2006.

Oil and natural gas properties are amortized based on a unit-of-production method using estimates of proved reserve quantities. Oil and natural gas liquids (“NGL”s) are converted to gas equivalent basis (“Mcfe”) at the rate of one barrel equals six Mcf. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 106, Interaction of Statement 143 and the Full Cost Rules, the amortizable base includes estimated future development and dismantlement costs, and restoration and abandonment costs, net of estimated salvage values. Investments in unproved properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs. Oil and natural gas properties included costs of $38.7 million and $36.9 million at September 30, 2006 and December 31, 2005, respectively, related to unproved property, which were excluded from capitalized costs being amortized. Unproved properties are evaluated quarterly, and as needed, for impairment on a property-by-property basis. If the results of an assessment indicate that an unproved property is impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized.

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

Accounts Receivable and Allowance for Doubtful Accounts - The Company routinely assesses the recoverability of all material trade and other receivables to determine our ability to collect the receivables in full. Accounts Receivable, Trade includes an “allowance” for doubtful accounts of $0.5 million at September 30, 2006 and December 31, 2005. Accounts Receivable, Joint Interest Owners includes “allowances” for doubtful accounts of $3,200 and $4,771 at September 30, 2006 and December 31, 2005, respectively.

Asset Retirement Obligations – The Company records a liability for legal obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and gas properties is increased. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset. The changes to the Asset Retirement Obligations (“ARO”) for oil and natural gas properties and related equipment during the nine months ended September 30, 2006 and 2005 are as follows:

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
ARO, Beginning of Period	$2,767	$2,189
Liabilities incurred in the current period	370	266
Liabilities settled in the current period	(129)	(119)
Accretion expense	137	102
Revisions	10	—
ARO, End of Period	$3,155	$2,438
Current Portion	$213	$202
Long-Term Portion	$2,942	$2,236

During the nine months ended September 30, 2006, ARO liabilities incurred include 35 new well obligations and liabilities settled include seven wells that were plugged and eleven that were sold.

Share-Based Compensation – The Company established the Incentive Plan of Edge Petroleum Corporation (the “Incentive Plan”) in conjunction with its initial public offering in March 1997. The Incentive Plan is discretionary and provides for the granting of awards, including options for the purchase of the Company’s common stock and for the issuance of restricted and/or unrestricted common stock to directors, officers, employees and independent contractors of the Company. The options and restricted stock granted to date vest over periods of 2 to 3 years. The Company amended the Incentive Plan (i) in December 2003 to increase the shares available under the plan from 1.2 million shares to 1.7 million shares and (ii) in June 2006, to increase the number of shares available under the Plan from 1.7 million shares to 2.2 million shares. Of the aggregate 2.2 million shares of common stock reserved for grants under the Incentive Plan, 754,506 shares were available for future grants at September 30, 2006.

As a component of his employment agreement with the Company, John Elias, CEO and Chairman of the Board, has been granted option awards and a restricted stock award outside of the Incentive Plan. Mr. Elias has also been granted options and restricted stock under the Incentive Plan. The options vest and become exercisable over a two or three year period subsequent to issue. The restricted stock is issued ratably over three years in accordance with the award’s vesting schedule, beginning on the first anniversary of the date of grant. Compensation expense is amortized over the vesting period and offset to additional paid in capital (“APIC”). The amortization of compensation expense related to this award is included in general and administrative expenses on the consolidated statement of operations. Below is a summary of options and restricted stock grants made to Mr. Elias outside of the Incentive Plan:

Date Granted	Shares Outstanding	Exercise Price	Date Exercisable
Options (1):
01/08/1999	200,000	$4.22	One-third upon issue and one-third upon each of January 1, 2000 and 2001
01/03/2000	50,000	$3.16	100% January 2002
01/03/2001	50,000	$8.88	100% January 2003
01/03/2002	50,000	$5.18	100% January 2004
04/01/2002	24,000	$5.59	100% April 2004
01/23/2003	50,000	$3.88	100% January 2005
04/01/2004	37,000	$13.99	100% January 2006
Restricted Stock (2):
04/02/2001	14,000		Ratably over three years beginning on the first anniversary of the date of grant

(1)             Exercise price equals the fair market value on the date of grant.

(2)             Value was $7.75 per share, the market value on the date of grant.

For the three- and nine-month periods ended September 30, 2006, the Company recognized $0.5 million and $1.2 million, respectively, for share-based compensation expense. Expense is comprised of $0.3 million associated with stock options and $0.2 million associated with restricted stock for the three months ended September 30, 2006. Expense is comprised of $0.1 million associated with stock options and $1.1 million associated with restricted stock for the nine months ended September 30, 2006. For the three- and nine-month periods ended September 30, 2005, the Company recognized $2.0 million and $2.6 million, respectively, for share-based compensation. For the three months ended September 30, 2005, expense is comprised of approximately $0.3 million associated with restricted stock and $1.7 million associated with the repricing of certain stock options. Expense is comprised of approximately $0.7 million associated with restricted stock and $1.9 million associated with the repricing of certain stock options for the nine months ended September 30, 2005.

Effective January 1, 2006, the Company adopted SFAS No. 123 (R), Share-Based Payment, utilizing the modified prospective approach. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants. In 1999, the Company repriced certain employee and director stock options. The Company accounted for these repriced stock options in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions involving Stock Based Compensation – An Interpretation of APB No. 25 which prescribed the variable plan accounting treatment for repriced options. Under variable plan accounting, compensation expense is adjusted for increases or decreases in the fair market value of the Company’s common stock to the extent that the market value exceeds the exercise price of the option until the options are exercised, forfeited, or expire unexercised.

Under the modified prospective approach, SFAS No. 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS No. 123(R), the Company’s loss before taxes and net loss for the nine months ended September 30, 2006 are $0.3 million and $0.2 million lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25.  Basic and diluted loss per share for the nine months ended September 30, 2006 would have been $(2.54) if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted loss per share of $(2.55).

The Company receives a tax deduction for certain stock options exercised during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options. In addition, the Company receives a tax deduction for restricted stock grants that vest during the period for the excess of the fair value on the vesting date compared to the grant date fair value. SFAS No. 123(R) requires that these excess tax benefits be reported in the consolidated statement of cash flows as financing activities. SFAS No. 123(R) provides that the excess tax benefit and credit to APIC for the windfall should not be recorded until the deduction reduces income taxes payable. Because the Company is in a net operating loss (“NOL”) position for tax purposes, and does not have taxes payable at this time, it has not realized a tax benefit from the deduction. Therefore, the Company excludes these deductions from the windfall pool and does not present the tax benefits from the exercise of stock options as financing activities. As of September 30, 2006, $1.5 million of NOL carryforwards will be credited to APIC in future periods when the tax benefit is realized and reduces taxes payable.

The following table illustrates the effect on operating results and per share information had the Company accounted for share-based compensation in accordance with SFAS No. 123(R) for the three- and nine-months ended September 30, 2005:

	Periods Ended September 30, 2005
	Three Months	Nine Months
	(in thousands, except per share amounts)
Net income:
As reported	$8,143	$20,076
Add: Share-based employee compensation reported in net income, net of taxes	1,320	1,696
Deduct: Share-based employee compensation under the fair value method for all awards, net of taxes	(214)	(586)
Pro forma net income	$9,249	$21,186

Basic net income per share:
As reported	$0.47	$1.17
Add: share-based employee compensation reported in net income, net of taxes	0.08	0.10
Deduct: share-based employee compensation under the fair value method for all awards, net of taxes	(0.01)	(0.03)
Pro forma basic net income per share	$0.54	$1.24

Diluted net income per share:
As reported	$0.45	$1.13
Add: share-based employee compensation reported in net income, net of taxes	0.08	0.10
Deduct: share-based employee compensation under the fair value method for all awards, net of taxes	(0.01)	(0.03)
Pro forma diluted net income per share	$0.52	$1.20

Stock Options

There have been no stock option grants in 2006 or 2005. For future grants, the Company expects to use the Black-Scholes option pricing model to estimate the fair value of stock options which requires the Company to make the following assumptions:

•                  The risk-free interest rate is based on the applicable year Treasury bond at date of grant.

•                  The dividend yield on the Company’s common stock is assumed to be zero since the Company does not pay dividends.

•                  The market price volatility of the Company’s common stock is based on historical prices.

•                  The term of the grants is based on the simplified method as described in SAB No. 107, Share-Based Payment.

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogenous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the implied volatility of our stock price.

In addition, the Company estimates a forfeiture rate at the inception of the option grant based on historical data and adjusts this prospectively as new information regarding forfeitures becomes available.

For the nine months ended September 30, 2006, the Company recognized $68,937 in stock option compensation expense. All option grants were fully vested as of April 1, 2006; therefore, no further compensation expense associated with stock options will be expensed in future periods unless new grants are awarded. No stock option awards were granted during the three-month and nine-month periods ended September 30, 2006.

The following table represents stock option activity for the nine months ended September 30, 2006:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding options at December 31, 2005	735,450	$5.93
Granted	—	—
Exercised	(84,750)	6.80
Forfeited	—	—
Outstanding options at September 30, 2006	650,700	$5.82	4.2 years	$6,949,476
Outstanding options exercisable at September 30, 2006	650,700	$5.82	4.2 years	$6,949,476

The total intrinsic value (current market price less the option strike price) of options exercised during the nine months ended September 30, 2006 was $1.5 million and the Company received $0.6 million in cash in connection with these exercises.

Restricted Stock

In addition to stock options, the Company issues restricted stock and restricted stock units. For awards issued to date, shares of common stock associated with the restricted stock awards will be issued, subject to continued employment, ratably over three years in accordance with the award’s vesting schedule, beginning on the first anniversary of the date of grant. Compensation expense from restricted stock and restricted stock units is amortized over the vesting period and offset to APIC. The share-based expense for these awards was determined based on the market price of the Company’s stock at the date of grant applied to the total number of shares that were anticipated to fully vest and then amortized over the vesting period. As of September 30, 2006, the Company had unamortized share-based compensation of $2.4 million associated with these awards. The cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the nine months ended September 30, 2006 was $2.2 million. Upon adoption of SFAS No. 123(R), the Company recorded an immaterial cumulative effect of change in accounting principle as a result of the change in policy from recognizing forfeitures as they occur to recognizing expense based on its expectation of the awards that will vest over the requisite service period for its restricted stock and restricted stock unit awards. This amount was recorded as compensation cost in general and administrative expenses in the consolidated statement of operations.

The following table represents the compensation expense that was included in general and administrative expenses in the consolidated statement of operations related to these restricted stock grants for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Non-cash compensation expense for restricted stock	$234,772	$273,057	$1,093,160	$679,401

The following table below summarizes restricted stock activity for the nine months ended September 30, 2006:

	Shares	Weighted-Average Price
Unvested restricted stock units at December 31, 2005	218,954	$14.90
Granted	101,400	25.74
Vested	(91,886)	12.89
Forfeited	(16,970)	20.98
Unvested restricted stock units at September 30, 2006	211,498	$16.70

Accounting Pronouncements – In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. FIN 47 clarifies that the term, “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event that may or may not be within the control of the entity. Even though uncertainty about the timing and/or method of settlement exists and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred generally upon acquisition, construction, or development or through the normal operation of the asset. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The adoption of FIN 47 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also gives expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop fair value assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The Company is currently assessing the impact, if any, that SFAS No. 157 will have on its financial statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 addresses quantifying the financial statement effects of misstatements, specifically how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The guidance in

SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe SAB No. 108 will have a material impact on its financial statements.

Reclassifications - Certain reclassifications of prior period statements have been made to conform to current reporting practices.

2.     LONG TERM DEBT

On November 30, 2005, the Company amended its Third Amended and Restated Credit Agreement (the “Credit Facility”), which it had originally entered into in March 2004 (effective December 31, 2003) and previously amended on May 31, 2005. The Credit Facility permits borrowings up to the lesser of (i) the borrowing base and (ii) $150.0 million. Effective November 30, 2005, the Credit Facility’s borrowing base was increased from $70.0 million to $110.0 million. The borrowing base under the Credit Facility was increased as a result of the Chapman Ranch Field acquisitions in 2005 and the Company’s drilling activities since the last redetermination. Effective May 25, 2006, the Credit Facility’s borrowing base was increased from $110.0 million to $115.0 million as a result of the Company’s recent drilling activities. The Company’s available borrowing capacity under the facility was $15.0 million at September 30, 2006. Our borrowing base is currently being redetermined by our lender and we expect to be notified of any changes late in the fourth quarter of 2006.

The Credit Facility matures December 31, 2007 and is secured by substantially all of the Company’s assets. Borrowings under the Credit Facility bear interest at rates that are variable based on the percentage usage of the facility. Borrowings can be at Prime plus a margin of 0% to 0.25% or at Libor plus a margin of 1.75% to 2.125%. Outstanding availability will bear interest rates of 0.25% to 0.50% based on utilization levels. At September 30, 2006 the interest rates applied to the Company’s outstanding Prime and Libor borrowings were 8.500% and 7.455%, respectively. As of September 30, 2006, $100.0 million in total borrowings were outstanding under the Credit Facility.

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

Consolidated EBITDAX is a component of negotiated covenants with our lender and is discussed here as part of the Company’s disclosure of its covenant obligations.

3.     SHELF REGISTRATION STATEMENT

During the second quarter 2005, the Company filed a registration statement with the SEC which registered offerings up to $390 million of any combination of debt securities, preferred stock, common stock or warrants for debt securities or equity securities of the Company. Net proceeds, terms and pricing of the offering of securities issued under the shelf registration statement will be determined at the time of the offerings. The shelf registration statement does not provide assurance that the Company will or could sell any such securities. The Company’s ability to utilize the shelf registration statement for the purpose of issuing, from time to time, any combination of debt securities, preferred stock, common stock or warrants will depend upon, among other things, market conditions and the existence of investors who wish to purchase the Company’s securities at prices acceptable to the Company. At September 30, 2006, the Company had $390 million available for issuance under its 2005 shelf registration statement.

4.     EARNINGS PER SHARE

The Company accounts for earnings per share in accordance with SFAS No. 128, Earnings per Share, which establishes the requirements for presenting earnings per share (“EPS”). SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the statement of operations. Basic earnings per common share amounts are calculated using the weighted average number of common shares outstanding during each period. Diluted earnings per common share assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method.

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per common share computations, in accordance with SFAS No. 128, for the three and nine-month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Income(Loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Basic EPS
Income (loss) available to common stockholders	$(56,880)	17,419	$(3.27)	$8,143	17,138	$0.47
Effect of dilutive securities:
Restricted stock	—	—	(0.00)	—	212	(0.01)
Common stock options	—	—	(0.00)	—	558	(0.01)
Diluted EPS
Income (loss) available to common stockholders	$(56,880)	17,419	$(3.27)	$8,143	17,908	$0.45

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Income(Loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Basic EPS
Income (loss) available to common stockholders	$(44,193)	17,344	$(2.55)	$20,076	17,100	$1.17
Effect of dilutive securities:
Restricted stock	—	—	(0.00)	—	187	(0.01)
Common stock options	—	—	(0.00)	—	515	(0.03)
Diluted EPS
Income (loss) available to common stockholders	$(44,193)	17,344	$(2.55)	$20,076	17,802	$1.13

When a loss from continuing operations exists, as in the three and nine months ended September 30, 2006, no potential common shares shall be included in the computation of any diluted per share amount because it would result in an antidilutive effect on per share amounts.

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

The Company currently estimates that its effective tax rate for the year ending December 31, 2006 will be approximately 34.94%. An income tax benefit of $23.7 million (34.94% of pre-tax loss) and a provision for income taxes of $10.9 million (35.11% of pre-tax income) was reported for the nine months ended September 30, 2006 and 2005, respectively. Our income tax provisions are primarily non-cash as we have NOL carryforwards available that were generated from drilling activity. Currently we anticipate that we will pay only federal alternative minimum tax in 2006. The Company was required to pay federal alternative minimum taxes in the fourth quarter of 2005.

6.     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. A summary of non-cash investing and financing activities for the nine months ended September 30, 2006 and 2005 is presented below:

Description	Number of Shares Issued	Fair Market Value
	(in thousands)
Nine months ended September 30, 2006:
Shares issued to satisfy restricted stock grants	92	$1,277
Shares issued to fund the Company’s matching contribution under the Company’s 401(k) plan	16	$332
Nine months ended September 30, 2005:
Shares issued to satisfy restricted stock grants	55	$528
Shares issued to fund the Company’s matching contribution under the Company’s 401(k) plan	8	$130

For the nine months ended September 30, 2006 and 2005, the non-cash portion of Asset Retirement Costs was $251,305 and $147,577, respectively. A supplemental disclosure of cash flow information for the nine months ended September 30, 2006 and 2005 is presented below:

	For the Nine Months Ended September 30,
	2006	2005
	(in thousands)
Cash paid during the period for:
Interest	$5,281	$743
Federal alternative minimum tax payments*	94	—

* During 2005 the Company paid federal alternative minimum taxes only in the fourth quarter.

7.     HEDGING AND DERIVATIVE ACTIVITIES

Due to the volatility of oil and natural gas prices, the Company periodically enters into price-risk management transactions (e.g., swaps, collars and floors) for a portion of its oil and natural gas production to achieve more predictable revenue, as well as to reduce exposure from price fluctuations. While the use of these arrangements may limit the Company’s ability to benefit from increases in the price of oil and natural gas, it also reduces the Company’s potential exposure to adverse price movements. The Company’s arrangements, to the extent it enters into any, apply to only a portion of its production and provide only partial price protection against declines in oil and natural gas prices. None of these instruments are used for trading purposes. The use of derivative instruments involves the risk that the counterparties to such instruments will be unable to meet the financial obligations of such contracts. On a quarterly basis, the Company’s management reviews all of the Company’s price-risk management policies, including volumes, types of instruments and counterparties. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation and concurrence by the President and Chairman of the Board. The Board of Directors continuously monitors the Company’s policies and trades.

All of these price-risk management transactions are considered derivative instruments and accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). These derivative instruments are intended to hedge the Company’s price risk and may be considered hedges for economic purposes, but certain of these transactions may not qualify for cash flow hedge accounting. All derivative instrument contracts are recorded on the balance sheet at fair value and the cash flows resulting from settlement of these derivative transactions are classified in operating activities on the statement of cash flows. For those derivatives in which mark-to-market accounting treatment is applied, the changes in fair value are not deferred through other comprehensive income on the balance sheet. Rather they are immediately recorded in total revenue on the statement of operations. For those derivatives that are designated and qualify for cash flow hedge accounting, the effective portion of the changes in the fair value of the contracts is recorded in other comprehensive income on the balance sheet and the ineffective portion of the changes in the fair value of the contracts is recorded in total revenue on the statement of operations as they occur. When the hedged production is sold, the realized gains and losses on the contracts are removed from other comprehensive income and recorded in revenue. While the contract is outstanding, the unrealized and ineffective gain or loss may increase or decrease until settlement of the contract depending on the fair value at the measurement dates.

During the first quarter of 2006, the Company determined that the cash flow hedge accounting treatment previously applied to its natural gas contracts should be discontinued due to projected changes in the 2006 physical production volumes hedged and to give the Company more flexibility in how it markets its physical production. In 2006, the Company has applied mark-to-market accounting treatment to all outstanding derivative contracts, therefore the changes in fair value are not deferred through other comprehensive income, but rather recorded in revenue immediately as unrealized gains or losses. Going forward, the Company will continue to evaluate the terms of new contracts entered into to determine whether cash flow hedge accounting treatment or mark-to-market accounting treatment will be applied. In the past, the Company has used mark-to-market accounting treatment for its crude oil contracts and cash flow hedge accounting treatment for its natural gas contracts, therefore unrealized gains and losses on the change in fair value of natural gas contracts between periods may not be comparable.

For the nine months ended September 30, 2006 and 2005, the Company included in total revenue the following realized and unrealized gains and losses:

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Natural gas collar realized settlements	$2,737	$(810)
Crude oil collar realized settlements	—	(1,223)
Natural gas collar unrealized change in fair value	7,117	—
Crude oil collar unrealized change in fair value	638	(364)
Gain (loss) on hedging and derivatives	$10,492	$(2,397)

The fair value of outstanding hedging and derivative contracts at September 30, 2006 and December 31, 2005 reflected on the balance sheet were as follows:

				Price	Volumes	Fair Value of Outstanding Contracts as of
Transaction Date	Transaction Type	Beginning	Ending	Per Unit	Per Day	September 30, 2006	December 31, 2005
						(in thousands)
Natural Gas (1):
08/05	Natural Gas Collar	01/01/2006	12/31/2006	$7.00-$10.50	10,000MMbtu	$1,727	$(2,498)
08/05	Natural Gas Collar	01/01/2006	12/31/2006	$7.00-$16.10	10,000MMbtu	1,778	(137)
08/06	Natural Gas Collar	01/01/2007	12/31/2007	$7.50-$11.50	5,000 MMbtu	1,750	—
08/06	Natural Gas Collar	01/01/2007	12/31/2007	$7.50-$12.00	5,000 MMbtu	1,862	—
Crude Oil (2):
08/05	Crude Oil Collar	01/01/2006	12/31/2006	$55.00-$80.00	400Bbl	5	156
08/06	Crude Oil Collar	01/01/2007	12/31/2007	$70.00-$87.50	400 Bbl	789	—

						$7,911	$(2,479)

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

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2005
	(unaudited) (in thousands, except per share amounts)
Revenue	$29,585	$82,969
Net income	$7,209	$19,467
Net income per common share:
Basic	$0.42	$1.14
Diluted	$0.40	$1.09

On April 25, 2006, the Company consummated the divestiture of its Buckeye properties located in Live Oak County, Texas for a base sale price of $600,000 which was reduced to $567,645 after post closing adjustments.

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

Texas Comptroller Audit - During the second quarter of 2004, the Company received notice that a subsidiary’s franchise tax returns for the State of Texas would be audited for the tax years 1999 through 2002. After reviewing the documents submitted, the agent representing the Office of the Comptroller of the State of Texas proposed adjustments to the calculation that would result in an increased franchise tax liability.  The agent maintained that transfers by the Company to its subsidiary, that had been classified as intercompany loans, should instead be classified as equity investments in the subsidiary. The State of Texas originally proposed that the franchise tax liability of the subsidiaries would be increased by approximately $3.0 million for the four-year period under audit.

During the third quarter of 2006, the Company and the Comptroller agreed upon a method of computing the Company’s franchise tax liability to the State of Texas for tax years 1999 through 2002 that resulted in a total one-time payment of $144,474, plus penalties of $9,228, which was taken in full during the nine months ended September 30, 2006.  The Company anticipates that interest on this settlement will amount to approximately $55,000, which was accrued at September 30, 2006.

Wade and Joyce Montet, et al., v. Edge Petroleum Corp of Texas, et al., consolidated with Rolland L. Broussard, et al., v. Edge Petroleum Corp of Texas, et al. - This is a consolidated suit, filed in state court in Vermilion Parish, Louisiana in September 2003. Plaintiffs are mineral/royalty owners under the Norcen-Broussard

No. 1 and 2 wells, Marg Tex Reservoir C, Sand Unit A (Edge’s old Bayou Vermilion Prospect).  They claim the operator at the time, Norcen Explorer, now Anadarko, failed to “block squeeze” the sections of the No. 2 well, as a prudent operator, according to their allegations, would have done, to protect the gas reservoir from being flooded with water from adjacent underground formations. Plaintiffs further allege Norcen was negligent in not creating a field-wide unit to protect their interests.  The allegations relate to actions taken beginning in the early 1990’s. Plaintiffs have named the Company and other working interest owners in the leases as defendants, including Norcen Explorer’s successors in interest, Anadarko. Plaintiffs originally sought unspecified damages for lost royalties and damages due to alleged devaluation of their mineral and property interests, plus interest and attorneys’ fees. In early 2005, the Company filed a motion for summary judgment in the case asserting, among other defenses, that:  (i) there has been no breach of contract, (ii) there is no express or implied duty imposed on us to block squeeze the well or form a field-wide unit, (iii) the units were properly formed by the Conservation Commissioner in accordance with the statutory scheme in Louisiana, (iv) plaintiffs’ claims are barred by limitations, and (v) other defenses. Along with the other defendants, the Company also filed a special preemptory challenge of no cause of action under the leases and the Louisiana Mineral Code for failure to exhaust administrative remedies and due to lack of a demand. In May and June 2005, the court ruled against us on the motion for summary judgment and the preemptory challenges. Of the 18.75% after-payout working interest that was originally reserved in the leases, the Company owned a 2.8% working interest at the time of the alleged acts or omissions. On September 6, 2005, the Company was granted leave by the court to file a third-party demand to join the other working interest owners who hold the remainder of the 18.75% working interest as third-party defendants in this case, and those pleadings have been served on the parties. These third-parties consist, for the most part, of partnerships that are directly or indirectly controlled by John Sfondrini, a director of the Company, and hold an aggregate 14.7% working interest. Vincent Andrews, also a director of the Company, owns a minority interest in the corporate general partner of one of the partnerships. These partnerships were among the third party defendants that the Company has sought to join in the case, and these partnerships have for the most part filed answers denying any liability to the Company. The Company participated for its 2.8% share of the well costs and revenues for the Broussard No. 2 well, as did the other defendants for their share, including the third-party defendant partnerships who participated for 14.7%. The Company strongly believes the parties should only be liable for their proportionate share of any damages award should a finding of liability occur in the case. The Company intends to vigorously contest the plaintiffs’ claims.

As of the date of this report, it is not possible to determine what, if any, the Company’s exposure might be in this matter. Plaintiffs have asserted damages, including interest, to be as high as $63 million.  The plaintiffs’ expert witness, in his December 2005 deposition, offered his theory that plaintiffs’ gross damages are in the range of $19 to $22 million. That number is based on his theory that the alleged failure to block squeeze the well resulted in the under-production of gas worth $300 million. Plaintiffs’ royalty share of that figure yields the $19 to $22 million range of alleged damages. Based on the expert’s testimony, damages attributable to the full 18.75% interest would be in the range of $3.75 million gross or net to our 2.8% share would be in the range of $560,000 (excluding interest and attorneys’ fees). Along with the other defendants, the Company hired its own expert witnesses who have refuted these claims, particularly the expert’s assertions that failure to block squeeze the well caused any damages to the reservoir. The deposition of a Norcen engineer who prepared the completion plan for the Broussard No. 2 well and supervised the completion operations, taken in April 2006, confirms the testimony of the defense experts as to why the well was not block squeezed.  The plaintiffs have also retained a damages expert who has given a report that the damages in this case are in the range of $30 million, excluding interest and attorneys’ fees.  The Company’s share of that amount based on the full 18.75% would be approximately $5.6 million and net to our 2.8% share would be approximately $840,000. The Company participated in mediation of this lawsuit on July 18, 2006 but the parties failed to reach an agreement.  In July 2006, plaintiffs’ attorney sent a demand to the defendants for total damages claimed by plaintiffs, with legal interest, totaling $63 million.  The Company’s share of that amount based on the full 18.75% interest would be in the range of $12.2 million and net to our 2.8% interest would be in the range of $1.8 million.  In September 2006, the defendant group offered $4.5 million to settle the case.  Following this meeting, the parties have engaged in negotiations but have failed to reach agreement on a settlement amount.  Consequently, the Company is preparing to proceed to trial.  The trial date, originally set for August 28, 2006, has been postponed until the week of December 11, 2006 when the case is now set for trial.  On July 31, 2006 the Judge granted the defendant groups’ motion for partial summary judgment dismissing plaintiffs’ tort-based claims. Also on the same date, the Judge granted the defendant groups’ motion for partial summary judgment seeking to deny the plaintiffs an award of attorneys fees and also to dismiss any claim of plaintiffs that defendants had an obligation to form a field-wide unit, but denied the defendants’ motion to exclude evidence of pre-suit damages based on failure of plaintiffs to give notice of their claims as required by the Louisiana Mineral Code and also denied defendants’ motion in limine to exclude testimony of plaintiffs’ expert witness.

The Company may have insurance coverage for all or part of this claim up to the policy limits of $1 million per occurrence and $2 million in the aggregate. A claim was submitted to Mid-Continent Casualty Company, our casualty carrier, who is currently providing a defense under a reservation of rights letter.   However, on July 3, 2006, Mid-Continent filed a suit for declaratory judgment against us in federal district court in Houston, Texas seeking to determine whether it has a duty to indemnify the Company and certain other defendants for this loss under the policies at issue.   Mid-Continent has asked the court to declare they have no obligation to indemnify the Company and the third-party defendants based on certain technical definitions under the policies and the fact that the plaintiffs’ claims are based on alleged breaches of contract.  The Company intends to vigorously dispute the coverage issues with Mid-Continent and has filed an answer and counterclaim for breach of contract.  It is also pursuing coverage claims under other insurance policies that could cover a portion of our share of a loss in this case.

The Company continues to believe that an unfavorable outcome in this case is not probable.  If, however, there is a finding of liability and damages are awarded, the Company believes that ultimately it should only be liable for its 2.8% share of any such award unless a co-party defendant, including any of the third-party defendants, cannot satisfy their share of any final judgment or settlement amount or are found not to be liable to the Company on its third-party demand.  In that event, the Company could be held responsible for more than its 2.8% share.  The Company believes it has meritorious defenses and intends to continue to vigorously contest this suit and its third-party demands against the partnerships, and has not established any reserve with respect to these claims.

David Blake, et al. v. Edge Petroleum Corporation – On September 19, 2005, David Blake and David Blake, Trustee of the David and Nita Blake 1992 Children’s Trust filed suit against the Company in state district court in Goliad County, Texas alleging breach of contract for failure and refusal to transfer overriding royalty interests to plaintiffs in at least five leases in Goliad County, Texas and failure and refusal to pay monies to Blake pursuant to such overriding royalty interests for wells completed on the leases. The plaintiffs seek relief of (1) specific performance of the alleged agreement, including granting of overriding royalty interests by the Company to Blake; (2) monetary damages for failure to grant the overriding royalty interests; (3) exemplary damages for his claims of business disparagement and slander; (4) monetary damages for tortuous interference; and (5) attorneys’ fees and court costs. Venue of the case was transferred to Harris County by agreement of the litigants.  The Company has served plaintiffs with discovery and has filed a counterclaim and an amended counterclaim joining various related entities that are controlled by plaintiffs.  In addition, plaintiffs have filed an amended complaint alleging claims of slander of title and tortuous interference related to its alleged right to receive an overriding royalty interest from a third party. Plaintiffs currently have on file an amended motion for summary judgment, to which the Company has filed a response.  In addition, the Company has filed a motion for summary judgment on the plaintiffs’ case.  The court has not ruled on either motion.  Discovery in the case has commenced.  The Company has responded aggressively to this lawsuit, and believes it has meritorious defenses and counterclaims.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion and Analysis (“MD&A”) of significant factors that have affected certain aspects of our financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. The following MD&A is intended to help the reader understand Edge Petroleum Corporation (“Edge”). This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q and with MD&A of Financial Condition and Results of Operations and our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2005 (2005 Annual Report).

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

We periodically hedge our exposure to volatile oil and gas prices on a portion of our production to reduce price risk. As of September 30, 2006, we had derivative contracts in place covering approximately 50% and 42% of our remaining expected 2006 natural gas and crude oil production, respectively.  As of September 30, 2006, approximately 46% of total 2006 estimated production on an Mcfe basis was hedged with derivative contracts, but before any other acquisitions that may occur.

Implementation of our business approach relies on our ability to fund ongoing exploration and development projects with cash flow provided by operating activities and external sources of capital. During the first quarter of 2006, our Board approved a revised 2006 capital budget of $98 million. Based upon current expectations for production volumes and commodity prices, we expect to fund those capital expenditures from internally-generated cash from operating activities and modest borrowings under our Credit Facility (as defined below). We do not typically include acquisitions in our budgeted capital expenditures, but expect to fund those with either borrowings under our Credit Facility, proceeds from offerings of common stock or other securities under our shelf registration statement or other sources.

Our long-term debt balance as of September 30, 2006 was $100.0 million and our debt-to-total capital ratio was approximately 39.7%. During the second quarter of 2005, we took steps to increase our shelf registration statement capacity to $390 million from approximately $90 million (see Note 3 to our consolidated financial statements), which became effective on July 1, 2005. We believe we have the financial flexibility to continue to execute our business strategies.

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

During the fourth quarter of 2005, we completed two acquisitions, including (i) the stock of a private company, whose primary asset is ownership of working interests in oil and natural gas properties located on the Chapman Ranch Field in south Texas and (ii) additional working interests in the Chapman Ranch Field owned by two other private companies for an aggregate cash purchase price of approximately $62.8 million (of which $35.8 was attributable to the stock purchase and $27.0 million was attributable to the working interest asset purchase). Pursuant to closing adjustment provisions in the agreements, the purchase price was subject to adjustment for the results of operations between the September 1, 2005 effective date and the closing dates and an incremental purchase price related to the operator of the properties obtaining high-cost gas certification. The stock purchase was adjusted to $47.3 million and the asset purchase was adjusted to $28.0 million. The properties acquired from these entities are located in Nueces County, Texas and consisted of six producing wells, one well undergoing completion operations, one well drilling and an ownership in approximately 1,300 net acres of developed and undeveloped leasehold.

Divestitures - We regularly review our asset base for the purpose of identifying non-core assets, the disposition of which would increase capital resources available for other activities and create organizational and operational efficiencies. While we generally do not dispose of assets solely for the purpose of reducing debt, such dispositions can have the result of furthering our objective of financial flexibility through reduced debt levels. During the first half of 2006, we sold our Buckeye properties in Live Oak County, Texas for a base sale price of $600,000, which was reduced to $567,645 after post closing adjustments.

Outlook

•                  During the nine months ended September 30, 2006, a total of 45 wells were drilled with 38 apparent successes, for an overall success rate of 84%.

•                  We expect to drill between 52 and 55 wells (30 and 31 net, respectively) in 2006 and we estimate capital spending for the year to be approximately $98 million. Our ability to materially increase the number of wells to be drilled is heavily dependent upon the timely access to oilfield services, particularly drilling rigs.

•                  Drilling activities in the Fayetteville Shale play were initiated during the second quarter of 2006 and we expect that activity to continue through the remainder of 2006 and into 2007.

•                  We continue to spend considerable effort in 2006 finding and evaluating acquisition opportunities, as we seek to further our growth.

•                  To help protect against the possibility of downward commodity price movements and lost revenue, we have several derivatives in place to hedge a portion of our expected remaining natural gas and crude oil production streams for 2006 and 2007. While there has been no cash impact from our oil derivatives contracts, our gas derivatives contracts have contributed $2.7 million to our cash flows thus far in 2006. We discontinued cash flow hedge accounting treatment on our natural gas collars, and thus all of our derivative transactions are now accounted for using mark-to-market accounting treatment (see Note 7 to our consolidated financial statements).

•                  We recorded a $96.9 million ($63.0 million net of tax) non-cash impairment relating to our oil and natural gas properties during the third quarter of 2006 resulting from our full-cost ceiling test. Natural gas prices fell below $5.00 per MMBtu at September 30, 2006, but have subsequently risen above $6.00 per MMBtu which we believe would have allowed us to avoid the impairment if, as would have been allowed under applicable accounting guidelines, we had elected to use such subsequent prices in determining the calculation of our ceiling test at September 30, 2006. However, oil and natural gas prices are expected to continue to be volatile in the future.  The benefit of the write-down is that it is expected to decrease future depletion expense and we believe that it will more appropriately state our capitalized costs.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, contingent assets and liabilities and the related disclosures in the accompanying financial statements.  Changes in these estimates and assumptions could materially affect our financial position, results of operations or cash flows. Management considers an accounting estimate to be critical if:

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

 “Ceiling” Test - The full-cost method of accounting for oil and gas properties requires a quarterly calculation of a limitation on capitalized costs, often referred to as a full-cost ceiling test. The ceiling is the discounted present value of our estimated total proved reserves adjusted for taxes and the impact of cash flow hedges on pricing, using a 10% discount rate. To the extent that our capitalized costs (net of accumulated depletion and deferred taxes) exceed the ceiling, the excess must be written off to expense. Once incurred, this impairment of oil and gas properties is not reversible at a later date even if oil and gas prices increase.  A ceiling test impairment could result in a significant loss for a reporting period; however, future depletion expense would be correspondingly reduced.  During the nine months ended September 30, 2006 the Company recorded a ceiling test impairment of $96.9 million ($63.0 million net of tax).  No such impairment was required in the nine months ended September 30, 2005.  The ceiling test calculation dictates that prices and costs in effect as of the last day of the period are to be used in calculating the discounted present value of our estimated total proved reserves. Oil and natural gas prices used in the reserve valuation at September 30, 2006 were $62.92 per barrel and $4.18 per MMbtu.

Effect if Different Assumptions Used: Units-of-production method to amortize our oil and natural gas properties - A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the year by approximately 10%.

“Ceiling” limitation test - The most likely factor to contribute to a ceiling test impairment is the price used to calculate the reserve limitation threshold. A significant reduction in prices at a measurement date could trigger a full-cost ceiling impairment. Such a reduction from June 30, 2006 to September 30, 2006 was primarily responsible for the impairment in our third quarter of 2006.  Following this impairment at September 30, 2006, we had no cushion (i.e. the excess of the ceiling over our capitalized costs).  A 10% increase or decrease in prices used would have increased or decreased our impairment by approximately 30%, net of tax, respectively.  Our hedging program would serve to mitigate some of the economic impact of any price decline.  However, since we no longer apply cash flow hedge accounting to our derivative contracts, our hedging program does not impact the ceiling test. Had we applied cash flow hedge accounting to our outstanding derivative contracts, the impairment would have been reduced by approximately $17.3 million. Another likely factor to contribute to a ceiling test impairment is a revised estimate of reserve volume. A 10% increase or decrease in reserve volume would have decreased or increased our impairment by approximately 20%, net of tax, respectively.  As noted above, we used pricing and costs as of the last day of the period to determine our ceiling limitation test.  Subsequent to the end of the reporting period, quoted market prices for natural gas increased such that we believe we would have avoided a write-down if, as would have been allowed under applicable accounting guidelines, we had elected to use such subsequent prices in calculating our ceiling test at September 30, 2006.

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

Assumptions/Approach Used: At September 30, 2006, we had $38.7 million allocated to unproved property. This allocation is based on our estimation of whether the property has potential attributable reserves. Therefore, our assessment of the potential reserves will determine whether costs are moved from the unproved category to the full-cost pool for depletion or whether an impairment is taken.

Effect if Different Assumptions Used: A 10% increase or decrease in the unproved property balance (i.e., transfer to full-cost pool) would have decreased or increased our depletion expense by approximately 1% for the three months ended September 30, 2006.

Nature of Critical Estimate Item: Asset Retirement Obligations - We have certain obligations to remove tangible equipment and restore land at the end of oil and gas production operations.  Our removal and restoration obligations are primarily associated with plugging and abandoning wells. Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, costs associated with this activity were capitalized to the full-cost pool and charged to income through depletion.  SFAS No. 143 significantly changed the method of accruing for costs an entity is legally obligated to incur related to the retirement of fixed assets (“asset retirement obligations” or “ARO”).  Primarily, SFAS No. 143 requires us to estimate asset retirement costs for all of our assets, adjust those costs for inflation to the forecast abandonment date, discount that amount using a credit-adjusted-risk-free rate back to the date we acquired the asset or obligation to retire the asset and record an ARO liability in that amount with a corresponding addition to our asset value. When new obligations are incurred, i.e. a new well drilled or acquired, we add a layer to the ARO liability. We then accrete the liability layers quarterly using the applicable period-end effective credit-adjusted-risk-free rates for each layer. Should either the estimated life or the estimated abandonment costs of a property change upon our quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using our credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost (included in the full-cost pool); therefore, abandonment costs will almost always approximate the estimate. When well obligations are relieved by sale of the property or plugging and abandoning the well, the related liability and asset costs are removed from our balance sheet.

Assumptions/Approach Used: Estimating the future asset removal costs is difficult and requires management to make estimates and judgments because most of the removal obligations are many years in the future, and contracts and regulations often have vague descriptions of what constitutes removal.  Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations. Inherent in the estimate of the present value calculation of our AROs are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit-adjusted-risk-free-rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments.

Effect if Different Assumptions Used: Since there are so many variables in estimating AROs, we attempt to limit the impact of management’s judgment on certain of these variables by using input of qualified third parties. We engage independent engineering firms to evaluate our properties annually. We use the remaining estimated useful life from the year-end reserve reports prepared by our independent reserve engineers in estimating when abandonment could be expected for each property. We utilize a three-year average rate for inflation to diminish any significant volatility that may be present in the short term. We expect to see our calculations impacted significantly if interest rates continue to rise, as the credit-adjusted-risk-free rate is one of the variables used on a quarterly basis. We have developed a standard cost estimate based on historical costs, industry quotes and depth of wells. Unless we expect a well’s plugging to be significantly different than a normal abandonment, we use this estimate. The resulting estimate, after application of a discount factor and some significant calculations, could differ from actual results, despite all our efforts to make an accurate estimate.

Nature of Critical Estimate Item: Income Taxes - In accordance with SFAS No. 109, Accounting for Income Taxes, we have recorded a deferred tax asset and liability to account for the expected future tax benefits and consequences of events that have been recognized in our financial statements and our tax returns. There are several items that result in deferred tax asset and liability impact to the balance sheet, but the largest of which is income taxes and the impact of net operating loss (“NOL”) carryforwards. We routinely assess our ability to use all of our NOL carryforwards that resulted from substantial income tax deductions, prior year losses and acquisitions. We consider future taxable income in making such assessments.  If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, it is reduced by a valuation allowance.

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

Nature of Critical Estimate Item: Derivative and Hedging Activities - Due to the instability of oil and natural gas prices, we may enter into, from time to time, price-risk management transactions (e.g., swaps, collars and floors) for a portion of our oil and natural gas production to achieve a more predictable revenue, as well as to reduce exposure from commodity price fluctuations. While all of these transactions are economic hedges of price risk, different accounting treatment may apply depending on if they qualify for cash flow hedge accounting. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended), all transactions are recorded on the balance sheet at fair value.

Hedge Contracts - We formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used for hedging are expected to be highly effective in offsetting changes in cash flows of the hedged transactions.  The ongoing measurement of effectiveness determines whether the change in fair value is deferred through other comprehensive income (“OCI”) on the balance sheet or recorded immediately in revenue on the income statement. The effective portion of the changes in the fair value of hedge contracts is recorded initially in OCI. When the hedged production is sold, the realized gains and losses on the hedge contracts are removed from OCI and recorded in revenue. Ineffective portions of the changes in the fair value of the hedge contracts are recognized in revenue as they occur. The cash flows resulting from settlement of these hedge transactions are included in cash from operating activities on the statement of cash flows.  While the hedge contract is outstanding, the fair value may increase or decrease until settlement of the contract. In the event it is determined that the use of a particular derivative may not be or has ceased to be effective in pursuing a hedging strategy, hedge accounting is discontinued prospectively. During the first quarter of 2006, we discontinued cash flow hedge accounting treatment applied to our natural gas contracts due to projected changes in the 2006 physical production volumes hedged and to give us flexibility in how we market our physical production. Therefore, all contracts are utilizing mark-to-market accounting treatment at September 30, 2006, as discussed below.

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

Effect if Different Assumptions Used: At September 30, 2006, a 10% change in the commodity price per unit, as long as the price is either above the ceiling or below the floor price, would cause the fair value total of our derivative financial instruments to increase or decrease by approximately $0.8 million. Had we applied cash flow hedge accounting treatment to all of our derivative contracts outstanding at September 30, 2006, our net loss for the nine months would have been $38.0 million.

Results of Operations

This section includes discussion of our results of operations for the three and nine-month periods ended September 30, 2006 as compared to the same periods of the prior year.  We are an independent energy company engaged in the exploration, development, acquisition and production of oil and natural gas.  Our resources and assets are managed and our results reported as one operating segment.  We conduct our operations primarily along the onshore United States Gulf Coast, with our emphasis in south Texas, Louisiana, Mississippi and southeast New Mexico. We completed two acquisitions in the fourth quarter of 2005, which impacted revenues, production and costs for the first nine months of 2006 and, due to timing, may affect the comparability of periods presented.

Third Quarter 2006 Compared to the Third Quarter 2005

Revenue and Production

Total revenue increased 21% from the third quarter of 2005 to the comparable 2006 period.  For the three months ended September 30, 2006 and 2005, our product mix contributed the following percentages of revenues and production volumes:

			PRODUCTION VOLUMES
	REVENUES (1)		(MCFE)
	Three months ended September 30,
	2006	2005	2006	2005
Natural gas	76%	83%	80%	78%
Natural gas liquids	5%	4%	8%	11%
Crude oil and condensate	19%	13%	12%	11%

Total	100%	100%	100%	100%

(1) Includes effect of hedging and derivative transactions.

The following table summarizes volume and price information with respect to our oil and gas production for the three months ended September 30, 2006 and 2005:

			2006 Period Compared
			to 2005 Period
	Three Months Ended September 30,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(in thousands, except per Bbl/Mcf/Mcfe prices and percentages)
Production Volumes:
Natural gas (MMcf)	3,561	2,992	569	19%
Natural gas liquids (MBbls)	60	73	(13)	(18)%
Crude oil and condensate (MBbls)	89	70	19	27%
Natural gas equivalent (MMcfe)	4,455	3,851	604	16%
Average Sales Price(1):
Natural gas ($ per Mcf)(2)	$6.32	$8.54	$(2.22)	(26)%
Natural gas liquids ($ per Bbl)	29.47	17.01	12.46	73%
Crude oil and condensate ($ per Bbl)(2)	66.73	59.89	6.84	11%
Natural gas equivalent ($ per Mcfe)(2)	6.78	8.04	(1.26)	(16)%
Natural gas equivalent ($ per Mcfe)(3)	8.07	7.68	0.39	5%
Operating Revenue:
Natural gas (2)	$22,499	$25,540	$(3,041)	(12)%
Natural gas liquids	1,757	1,245	512	41%
Crude oil and condensate (2)	5,971	4,194	1,777	42%
Gain (loss) on hedging and derivatives	5,714	(1,394)	7,108	*
Total revenue	$35,941	$29,585	$6,356	21%

(1) Prices are calculated based on whole numbers, not rounded numbers.

(2) Excludes the effect of hedging and derivative transactions.

(3) Includes the effect of hedging and derivative transactions.

*Not meaningful, as different accounting treatment between reporting periods affects comparability.

Average sales price – For the three months ended September 30, 2006, average sales prices, excluding hedging and derivatives activity, exceeded those for the same prior year period for natural gas liquids, crude oil and condensate, but not for natural gas. Our sales revenue is sensitive to the volatility of commodity prices.  A substantial portion of our production is sold at prevailing market prices, which fluctuate in response to many factors that are outside of our control. Imbalances in the supply and demand for oil and natural gas can have a dramatic effect on the prices we receive for our production.  Political instability and availability of alternative fuels could impact worldwide supply, while the economy, weather and other factors outside of our control could impact demand.

Natural gas revenue - For the three months ended September 30, 2006, natural gas revenue, excluding hedging and derivative activity, decreased 12% over the same period in 2005 due to 26% lower commodity prices partially offset by 19% higher production volumes. The overall increase in production compared to the prior year period resulted in an increase in revenue of approximately $4.9 million (based on 2005 comparable period pre-hedge prices), which was the result of production from new wells drilled on our Queen City project and the Chapman Ranch Field properties acquired in the fourth quarter of 2005, partially offset by declines on our older properties, including Encinitas, Gato Creek and Miller. The decrease in average price received resulted in decreased revenue of approximately $7.9 million (based on current period production).

Natural gas liquids (“NGL”) revenue - For the three months ended September 30, 2006, NGL revenue increased 41% over the same period in 2005 due to an increase in prices realized, partially offset by lower production. This price increase resulted in an increase in revenue of approximately $0.7 million (based on current period production).  NGL volumes were lower during the three months ended September 30, 2006 as compared to the same period in 2005 as a result of declining production at our Encinitas, Gato Creek and Louisiana properties. The decrease in NGL production decreased revenue by approximately $0.2 million (based on 2005 comparable period average prices).

Crude oil and condensate revenue - For the three months ended September 30, 2006, oil and condensate sales revenue, excluding hedging and derivative activity, increased 42% from the comparable period in 2005, largely due to the 11% increase in crude oil prices. The increased average realized price for oil and condensate for the three months ended September 30, 2006 resulted in an increase in revenue of approximately $0.6 million (based on current period production).  Production volumes for oil and condensate increased 27% for the three months ended September 30, 2006 compared to the same prior year period, due primarily to new wells drilled on our Queen City and southeast New Mexico projects, as well as from the Chapman Ranch Field properties acquired in the fourth quarter of 2005. These increases were partially offset by declines on our Miller, Encinitas and Gato Creek properties. The increase in oil and condensate production resulted in an increase in revenue of approximately $1.2 million (based on 2005 comparable period pre-hedge prices).

Hedging and derivatives – For the three months ended September 30, 2006 we recorded a net gain on hedging and derivative contracts as compared to a net loss in the same period in 2005. During the first quarter of 2006, we discontinued cash flow hedge accounting treatment applied to our natural gas collars, due to projected changes in 2006 physical production volumes hedged and to give us more flexibility to determine into which market we wish to sell our physical production (which had previously been restricted by the fact that cash flow hedge accounting treatment requires a certain relationship between the hedge terms and the physical sale terms to exist). This change in accounting treatment affects the comparability of the periods (see Note 7 to our consolidated financial statements) because the change in fair market value of the natural gas hedge contracts in 2005 was deferred through OCI on the balance sheet rather than presented in total revenue on the income statement, as presented in 2006. The volume and price contract terms vary from period to period and therefore interact differently with the changing pricing environment. While we are unable to predict the market prices, we enter into contracts that we expect will protect us in the event of significant downturns in the market, which has proven to be a benefit to us in the first nine months of 2006 with declining natural gas prices resulting in cash settlement inflows from our hedge counterparties to offset the lower prices received for our physical production. The following table summarizes the various components of the total gain (loss) on hedging and derivatives for the three months ended September 30, 2006 and 2005 and the impact each component had on our realized prices.

	Three Months Ended September 30,
	2006		2005
	$	$ per unit (1)	$	$ per unit(1)
	(in thousands, except per unit prices)
Natural gas contract settlements (Mcf)	$776	$0.22	$(966)	$(0.32)

Crude oil contract settlements (Bbl)	—	—	(618)	(8.83)

Mark-to-market unrealized change in fair value of gas derivative contracts (Mcf)	3,993	1.12	—	—
Mark-to-market reversal of prior period unrealized change in fair value (Bbl)	(48)	(0.53)	119	1.70
Mark-to-market unrealized change in fair value of oil derivative contracts (Bbl)	993	11.10	71	1.02
Gain (loss) on hedging and derivatives (Mcfe)	$5,714	$1.29	$(1,394)	$(0.36)

(1) Prices per unit are calculated based on whole numbers, not rounded numbers.

Should natural gas prices continue to decrease from the high levels of late 2005 and early 2006, this could materially affect our revenues that are not hedged.

Costs and Operating Expenses

The table below details our expenses for the three months ended September 30, 2006 and 2005.

			2006 Period Compared
			to 2005 Period
	Three Months Ended		$	%
	September 30,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
	(in thousands, except percentages)
Oil and natural gas operating expenses	$2,417	$2,370	$47	2%
Severance and ad valorem taxes	2,280	1,846	434	24%
Depletion, depreciation, amortization and accretion:
Oil and gas property and equipment	16,829	8,209	8,620	105%
Other assets	102	68	34	50%
ARO accretion	48	34	14	41%
Impairment of oil and natural gas properties	96,942	—	96,942	100%
General and administrative expenses:
Bad debt expense	—	54	(54)	(100)%
General and administrative expenses	4,001	4,503	(502)	(11)%
	122,619	17,084	105,535	618%
Other income and expense, net	809	7	802	*
Total	$123,428	$17,091	$106,337	622%

*Not meaningful

Oil and natural gas operating expenses - For the three months ended September 30, 2006 operating expenses increased 2% from the same period of 2005.  While we have experienced some impact from the tight field services market in 2006, the majority of the increase is the result of higher activity levels. We experienced increased costs as a result of adding properties, specifically the newly acquired Chapman Ranch Field properties and new wells drilled at Gato Creek, southeast New Mexico and in Jim Hogg County, Texas. Average oil and natural gas operating expenses were $0.54 per Mcfe and $0.62 per Mcfe for the three months ended September 30, 2006 and 2005, respectively.

Severance and ad valorem taxes - For the three months ended September 30, 2006, severance and ad valorem taxes increased 24% from the third quarter of 2005.  Severance tax expense for the three months ended September 30, 2006 was comparable to the prior year period.  Our severance tax expense is levied on our oil and gas revenue (excluding hedging and derivative impact). For the three months ended September 30, 2006, severance tax expense was approximately 5.4% of revenue subject to severance taxes compared to 5.3% of revenue subject to severance taxes for the third quarter of 2005. Ad valorem tax expense for the third quarter of 2006 was impacted by increased accruals for the estimated costs related to the addition of the Chapman Ranch Field properties acquired in the fourth quarter 2005 and increases in estimated costs from the taxing authorities. On an equivalent basis, severance and ad valorem taxes averaged $0.51 per Mcfe and $0.48 per Mcfe for the three months ended September 30, 2006 and 2005, respectively.

Depletion, depreciation, and amortization (“DD&A”) and accretion - DD&A and accretion expense for the three months ended September 30, 2006 totaled $17.0 million compared to $8.3 million for the same period in 2005.  Depletion on our oil and natural gas properties continues to increase due to increases in our unit-of-production depletion rate as well as increased production volumes. The depletion rate increased from $2.13 per Mcfe in the third quarter 2005 to $3.78 per Mcfe in the third quarter of 2006, adding approximately $7.3 million in depletion expense. Our rate has increased due to increased spending on our drilling program with disproportionately lower reserve additions. One example of this includes the Chapman Ranch Field acquisitions which added $0.52 per Mcfe to the depletion rate in the fourth quarter of 2005. Since the first quarter of 2006, the rate increased $0.15 per Mcfe. The increase in depletion expense from the higher production levels in the third quarter of 2006 as compared to the same period of 2005 resulted in an increase in expense of approximately $1.3 million. Depreciation of furniture and fixtures for the third quarter of 2006 includes additional expense related to certain assets that were deemed to be fully depreciated, thus speeding up the depreciation and amortization expense taken. Accretion expense associated with our asset retirement obligations for the three months ended September 30, 2006 increased 41% over the third quarter of 2005 for the new obligations incurred from the wells drilled since September 30, 2005 and the addition of properties acquired in the fourth quarter of 2005.

Impairment of oil and natural gas properties – During the third quarter of 2006 we recorded a non-cash full-cost ceiling test impairment of oil and natural gas properties in the amount of $96.9 million ($63.0 million net of tax), as discussed in Note 1 to the consolidated financial statements.  No such impairment was necessary in the third quarter of 2005.  The write-down was primarily the result of the decline in natural gas prices at September 30, 2006.  The natural gas price used to calculate the full-cost ceiling at September 30, 2006 was significantly lower than at year-end 2005 when no impairment was necessary.

General and administrative (“G&A”) expenses - For the three months ended September 30, 2006, total G&A was $4.0 million, a decrease of 12% compared to the prior year third quarter total of $4.6 million.  G&A for the three months ended September 30, 2006 decreased 11% from the comparable 2005 period. This decrease is mainly attributable to the termination of FIN 44 accounting treatment for repriced options, in conjunction with the adoption of SFAS No. 123(R). In 2006, we discontinued the application of FIN 44 with a third quarter reversal of $0.3 million credit recorded in the first half of 2006. There will not be any additional adjustments for charges or credits to compensation cost related to repriced options, as compared to $1.7 million in compensation expense recorded in the third quarter of 2005 for repriced options.  The decrease in G&A related to the termination of FIN 44 was offset by increases resulting from compensation cost related to stock option expense pursuant to the adoption of SFAS No. 123(R) discussed in Note 1, compensation cost related to restricted stock grants, and other G&A costs. Upon adoption of SFAS No. 123(R) in the first quarter of 2006, we recorded $41,738 in compensation expense for stock options that had not vested as of adoption of SFAS No. 123(R). Those options have since vested. In the third quarter of 2006, we recorded additional compensation expense associated with the adoption of SFAS No. 123(R) in the amount of $27,199, after further review of the provisions of SFAS No. 123(R). We do not expect any future impact to result from our adoption of SFAS No. 123(R), as we have not issued stock options since 2004. There was no comparable expense in the same 2005 reporting period because we were applying APB Opinion No. 25, which allowed us to exclude expense related to stock options (see Note 1 to the consolidated financial statements).  Amortization related to restricted stock awards granted over the past three years has increased due to new grants that have occurred since the third quarter of 2005. Changes in G&A, excluding share-based compensation costs, include increases due to higher salaries and benefits, as a result of adding seven employees since September 30, 2005, as well as costs paid to our external auditors, and legal costs for pending litigation.  During the third quarter of 2006 we paid a franchise tax settlement of approximately $0.2 million to the state of Texas, which increased our franchise tax expense for 2006 as compared to 2005.  These increases were partially offset by decreases in office supplies and costs incurred in 2005 for strategic planning. For the three months ended September 30, 2006 and 2005, overhead reimbursement fees reducing G&A costs were comparable. Capitalized G&A costs further reduced G&A by $0.8 million and $0.7 million for the three months ended September 30, 2006 and 2005, respectively.  G&A on a unit-of-production basis for the three months ended September 30, 2006 was $0.90 per Mcfe compared to $1.17 per Mcfe for the comparable 2005 period.  Included in total G&A is approximately $54,000 of bad debt expense recorded in the third quarter of 2005 related to several uncollectible joint interest billings receivable.  We had no bad debt expense in the comparable period in 2006.

Other income and expense - During the three months ended September 30, 2006, our other income and expense increased from a negligible amount in the comparable 2005 period, primarily due to an increase in gross interest expense, which was partially offset by an increase in interest income and capitalized interest. For the third quarter of 2006, 62% of our gross interest expense was capitalized, as compared to 100% in the same 2005 period. We calculate the amount of interest we can capitalize based on the comparison of our unproved property costs and our weighted average debt balance. In 2005, our debt was lower than the unproved property balance, whereas the 2006 weighted average debt balance exceeds the unproved property balance. We also incurred higher gross interest costs for the three months ended September 30, 2006 than for the same period of 2005 due to higher outstanding debt balances.

	Three Months Ended September 30,
	2006	2005
	(in thousands)
Gross interest expense	$2,124	$263
Less: capitalized interest	(1,320)	(263)
Interest expense, net	$804	$—

Weighted average debt	$105,685	$14,228

We also recorded amortization of deferred loan costs related to our Credit Facility and interest income earned on our outstanding daily cash balances during the three months ended September 30, 2006 and 2005, both of which were comparable amounts.

Income tax expense - An income tax benefit of $30.6 million was recorded for the three months ended September 30, 2006, whereas in 2005 we recorded income tax expense of $4.4 million for the comparable period. The income tax benefit as of September 30, 2006 results primarily from the impairment of oil and natural gas properties, which created a net loss for the third quarter of 2006.  There has not been a substantial change to our effective income tax rate.

Earnings per share - For the three months ended September 30, 2006, earnings per share decreased in comparison to the same period in 2005, mainly as a result of the net loss in the third quarter of 2006. Basic weighted average shares outstanding for the three months ended September 30, 2006 increased slightly as compared to the same 2005 period primarily due to the exercise of stock options throughout the interim periods.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Revenue and Production

Total revenue increased 33% from the first nine months of 2005 to the comparable 2006 period.  For the nine months ended September 30, 2006 and 2005, our product mix contributed the following percentages of revenues and production volumes:

	REVENUES (1)		PRODUCTION VOLUMES(MCFE)
	Nine Months Ended September 30,
	2006	2005	2006	2005
Natural gas	79%	82%	80%	76%
Natural gas liquids	4%	5%	8%	12%
Crude oil and condensate	17%	13%	12%	12%

Total	100%	100%	100%	100%

(1) Includes effect of hedging and derivative transactions.

The following table summarizes volume and price information with respect to our oil and gas production for the nine months ended September 30, 2006 and 2005:

			2006 Period Compared
			to 2005 Period
	Nine Months Ended		$	%
	September 30,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
	(in thousands, except per Bbl/Mcf/Mcfe prices and percentages)
Production Volumes:
Natural gas (MMcf)	10,568	9,277	1,291	14%
Natural gas liquids (MBbls)	186	240	(54)	(23)%
Crude oil and condensate (MBbls)	261	233	28	12%
Natural gas equivalent (MMcfe)	13,247	12,115	1,132	9%
Average Sales Price(1):
Natural gas ($ per Mcf)(2)	$6.89	$6.99	$(0.10)	(1)%
Natural gas liquids ($ per Bbl)	24.33	17.22	7.11	41%
Crude oil and condensate ($ per Bbl)(2)	64.95	52.10	12.85	25%
Natural gas equivalent ($ per Mcfe)(2)	7.12	6.70	0.42	6%
Natural gas equivalent ($ per Mcfe)(3)	7.91	6.50	1.41	22%
Operating Revenue:
Natural gas (2)	$72,854	$64,876	$7,978	12%
Natural gas liquids	4,513	4,140	373	9%
Crude oil and condensate (2)	16,954	12,120	4,834	40%
Gain (loss) on hedging and derivatives	10,492	(2,397)	12,889	*
Total revenue	$104,813	$78,739	$26,074	33%

(1) Prices are calculated based on whole numbers, not rounded numbers.

(2) Excludes the effect of hedging and derivative transactions.

(3) Includes the effect of hedging and derivative transactions.

*Not meaningful, as different accounting treatment between reporting periods affects comparability.

Average sales price – For the nine months ended September 30, 2006, average sales prices, excluding hedging and derivatives activity, exceeded those for the same prior year period for natural gas liquids, crude oil and condensate, but not for natural gas. Our sales revenue is sensitive to the volatility of commodity prices.

Natural gas revenue - For the first nine months of 2006, natural gas revenue, excluding hedging and derivative activity, increased 12% over the same period in 2005, due to higher production volumes partially offset by lower prices. The increase in production volumes compared to the prior year period resulted in an increase in revenue of approximately $9.0 million (based on 2005 comparable period pre-hedge prices). The increased volumes came from production from new wells drilled on our Queen City project and the Chapman Ranch Field properties acquired in the fourth quarter of 2005, partially offset by declines in production from our older properties, including Encinitas, Gato Creek and Miller.   The average price decrease resulted in decreased revenue of approximately $1.0 million (based on current period production).

NGL revenue - For the nine months ended September 30, 2006, NGL sales revenue increased 9% over the same period in 2005 as a result of increased commodity prices.  Higher average realized prices for the nine months ended September 30, 2006 partially offset the decline in revenue from lower volumes and resulted in an increase in revenue of approximately $1.3 million (based on current period production).   NGL production volumes declined at our Encinitas, Gato Creek and Louisiana properties, leading to decreased revenue of approximately $0.9 million (based on 2005 comparable period average prices).

Crude oil and condensate revenue - For the nine months ended September 30, 2006, oil and condensate sales revenue, excluding hedging and derivative activity, increased 40% as compared to the same period in 2005, due to both higher price environment and production volumes. The higher average prices for the first nine months of 2006 resulted in an increase in revenue of approximately $3.3 million (based on current period production).  Production volumes for oil and condensate increased 12% for the nine months ended September 30, 2006 compared to the same prior year period, due primarily to new wells drilled on our Queen City and southeast New Mexico projects, as well as from the Chapman Ranch Field properties acquired in the fourth quarter of 2005. These increases were partially offset by declines in production from our Miller, Encinitas and Gato Creek properties. The overall increase in oil and condensate production resulted in an increase in revenue of approximately $1.5 million (based on 2005 comparable period pre-hedge prices).

Hedging and derivatives – For the nine months ended September 30, 2006, we recorded a net gain on hedging and derivative contracts as compared to a net loss in the same period in 2005. The change in accounting treatment applied to our derivative contracts affects the comparability of the periods (see Note 7 to our consolidated financial statements) because the change in fair market value of the natural gas hedge contracts in 2005 was deferred through OCI on the balance sheet, rather than presented in total revenue on the income statement as in 2006. In addition, we have different contract terms in 2006 than in 2005, which interact differently with the changing pricing environment. In the first nine months of 2006, the falling natural gas price has negatively impacted our physical sales, but the portion we had hedged was protected by those contracts in place this year. The following table summarizes the various components of the total gain (loss) on hedging and derivatives for the nine months ended September 30, 2006 and 2005 and the impact each component had on our realized prices.

	Nine Months Ended September 30,
	2006		2005
	$	$ per unit (1)	$	$ per unit(1)
	(in thousands, except per unit prices)
Natural gas contract settlements (Mcf)	$2,737	$0.26	$(810)	$(0.09)

Crude oil contract settlements (Bbl)	—	—	(1,223)	(5.26)

Mark-to-market unrealized change in fair value of gas derivative contracts (Mcf)	7,117	0.67	—	—

Mark-to-market reversal of prior period unrealized change in fair value (Bbl)	(110)	(0.42)	754	3.24

Mark-to-market unrealized change in fair value of oil derivative contracts (Bbl)	748	2.87	(1,118)	(4.80)

Gain (loss) on hedging and derivatives (Mcfe)	$10,492	$0.79	$(2,397)	$(0.20)

(1) Prices per unit are calculated based on whole numbers, not rounded numbers.

Should natural gas prices continue to decrease from the high levels of late 2005 and early 2006, this could materially affect our revenues that are not hedged.

Costs and Operating Expenses

The table below details our expenses for the nine months ended September 30, 2006 and 2005.

			2006 Period Compared
			to 2005 Period
	Nine Months Ended		$	%
	September 30,		Increase	Increase
	2006	2005	(Decrease)	(Decrease)
	(in thousands, except percentages)
Oil and natural gas operating expenses	$6,866	$6,414	$452	7%
Severance and ad valorem taxes	7,105	5,497	1,608	29%
Depletion, depreciation, amortization and accretion:
Oil and gas property and equipment	48,844	25,589	23,255	91%
Other assets	336	195	141	72%
ARO accretion	137	102	35	34%
Impairment of oil and natural gas properties	96,942	—	96,942	100%
General and administrative expenses:
Bad debt expense	—	65	(65)	100%
General and administrative expenses	10,473	9,917	556	6%
	170,703	47,779	122,924	257%
Other income and expense, net	2,035	22	2,013	*
Total	$172,738	$47,801	$124,937	261%

*Not meaningful

Oil and natural gas operating expenses - For the nine months ended September 30, 2006, operating expenses increased 7% from the same period of 2005. We experienced increases in costs for the newly acquired Chapman Ranch Field properties and new wells drilled at Gato Creek, southeast New Mexico and Jim Hogg County, Texas. Average oil and natural gas operating expenses were $0.52 per Mcfe and $0.53 per Mcfe for the nine months ended September 30, 2006 and 2005, respectively.

Severance and ad valorem taxes - For the nine months ended September 30, 2006, severance and ad valorem taxes increased 29% from the first nine months of 2005.  Our severance tax expense is levied on our oil and gas revenue dollars (excluding hedging and derivative impact), and typically increases as revenues increase. We experienced 8% higher severance tax expense as compared to 2005. This increase resulted from the addition of the Chapman Ranch Field properties acquired in late 2005. Although they contributed to the overall increase, the Chapman Ranch Field properties receive a very low rate due to severance tax abatements. We also received refunds for prior periods during the second and third quarters of 2006 related to these properties. For the nine months ended September 30, 2006, severance tax expense was approximately 5.4% of revenue subject to severance taxes, compared to 5.8% of revenue subject to severance taxes for the comparable 2005 period. Ad valorem tax expense for the first nine months of 2006 was impacted by increased accruals for the estimated costs related to the addition of the Chapman Ranch Field properties acquired in the fourth quarter 2005 and increases in estimated costs from the taxing authorities.  On an equivalent basis, severance and ad valorem taxes averaged $0.54 per Mcfe and $0.45 per Mcfe for the nine months ended September 30, 2006 and 2005, respectively.

DD&A and accretion - For the nine months ended September 30, 2006, DD&A and accretion expense totaled $49.3 million compared to $25.9 million for the same period in 2005.  Depletion on our oil and natural gas properties increased 91% for the first nine months of 2006 compared to the same period of 2005 due to an increase in our unit-of-production depletion rate and production levels. The depletion rate increased from $2.11 per Mcfe in the first nine months of 2005 to $3.69 per Mcfe in the first nine months of 2006, adding approximately $20.9 million in depletion expense. Our rate has increased due to increased spending on our drilling program with disproportionately lower reserve additions. One significant example of disproportionate additions to the amortizable base includes the Chapman Ranch Field acquisitions which added approximately $0.52 per Mcfe to the depletion rate in the fourth quarter of 2005. The increase in depletion expense from the higher production levels in the first nine months of 2006 as compared to the same period of 2005 resulted in an increase in expense of approximately $2.4 million. Depreciation of furniture and fixtures increased 72% from the prior year comparable period due to additional expense taken on assets deemed to be fully depreciated in the second quarter of 2006. Accretion expense associated with our asset retirement obligations for the nine months ended September 30, 2006 increased 34% over the first nine months of 2005 for the new obligations incurred from the wells drilled in 2005 and the addition of properties acquired in the fourth quarter of 2005.

Impairment of oil and natural gas properties - At September 30, 2006 we recorded a non-cash full-cost ceiling test impairment of oil and natural gas properties in the amount of $96.9 million ($63.0 million net of tax), as discussed in Note 1 to the consolidated financial statements.  No such impairment was necessary in 2005.  The write-down was primarily the result of the decline in natural gas prices at September 30, 2006.  The natural gas price used to calculate the full-cost ceiling at September 30, 2006 was significantly lower than at year-end 2005 when no impairment was necessary.

G&A - For the nine months ended September 30, 2006, total G&A was $10.5 million, an increase of 5% compared to the same prior year period total of $10.0 million.  The overall increase in G&A is attributable to the amortization related to restricted stock, a franchise tax settlement paid to the State of Texas, and other G&A costs, which were partially offset by a decrease due to the termination of FIN 44 accounting treatment for repriced options.  In conjunction with the adoption of SFAS No. 123(R), we discontinued the application of FIN 44 with a third quarter reversal of $0.3 million credit recorded in the first half of 2006. There will not be any additional adjustments for charges or credits to compensation expense related to repriced options.  We recorded $1.9 million in compensation expense for repriced options during the nine months ended September 30, 2005.  Upon adoption of SFAS No. 123(R), as discussed in Note 1 to the consolidated financial statement, in the first quarter of 2006, we recorded $41,738 in compensation expense for stock options that had not vested as of adoption of SFAS No. 123(R). Those options have since vested. In the third quarter of 2006, we recorded additional compensation expense associated with the adoption of SFAS No. 123(R) in the amount of $27,199, after further review of the calculation of share-based compensation expense.  Amortization related to restricted stock awards granted over the past three years has increased due to new grants that have occurred since September 30, 2005. G&A costs for the nine months ended September 30, 2006, excluding share-based compensation expense, increased from the comparable 2005 period due to higher salaries and benefits, as a result of adding seven employees since September 30, 2005, as well as higher rent expense for additional office and storage space, parking costs for added employees, director and officer liability insurance, and legal costs for pending litigation. During the third quarter of 2006 we paid a franchise tax settlement of approximately $0.2 million to the state of Texas, which increased our franchise tax expense for 2006 as compared to 2005 (see Note 9 to the consolidated financial statements).  These increases were partially offset by decreases in regulatory fees, Sarbanes-Oxley consulting fees, and costs incurred in 2005 for strategic planning meetings.  For the nine months ended September 30, 2006 and 2005, overhead reimbursement fees reducing G&A costs increased 84% in 2006 as compared to 2005 as a result of increasing our operated properties. Capitalized G&A costs further reduced G&A costs by $2.4 million and $2.0 million for the nine months ended September 30, 2006 and 2005, respectively.  G&A on a unit-of-production basis for the nine months ended September 30, 2006 was $0.79 per Mcfe compared to $0.82 per Mcfe for the comparable 2005 period.  We recorded $65,000 of bad debt expense in the first nine months of 2005 related to several uncollectible joint interest billings receivable.  We recorded no such bad debt expense in 2006.

Other income and expense - During the nine months ended September 30, 2006, other income and expense increased from a negligible amount in the comparable 2005 period, primarily due to an increase in gross interest expense, which was partially offset by increases in interest income and capitalized interest. For the first nine months of 2006, 65% of our interest expense was capitalized, as compared to 100% being capitalized in the same 2005 period. We also incurred higher interest costs for the nine months ended September 30, 2006 than for the same period of 2005 due to higher outstanding debt balances.

	For the Nine Months Ended September 30,
	2006	2005
	(in thousands)
Gross interest expense	$5,706	$743
Less: capitalized interest	(3,689)	(743)
Interest expense, net	$2,017	$—

Weighted average debt	$101,491	$12,487

We also recorded amortization of deferred loan costs related to our Credit Facility and interest income earned on our outstanding daily cash balances during the nine months ended September 30, 2006 and 2005, both of which were comparable amounts.

Income tax expense - An income tax benefit was recorded for the nine months ended September 30, 2006 of $23.7 million and income tax expense of $10.9 million for the same 2005 period. The income tax benefit as of September 30, 2006 results from the impairment of oil and natural gas properties, which created a net loss for the nine months ended September 30, 2006.  There has not been a substantial change to our effective income tax rate.

Earnings per share - For the first nine months of 2006, earnings per share decreased in comparison to the same period in 2005 due to decreased net income, which resulted from the ceiling test impairment recorded in the third quarter of 2006. Basic weighted average shares outstanding for the nine months ended September 30, 2006 increased approximately 1% as compared to the same 2005 period primarily due to the exercise of stock options throughout the interim periods.

Liquidity and Capital Resources

Our primary ongoing source of capital is the cash flow generated from our operating activities, supplemented by borrowings under our Credit Facility.  Net cash generated from operating activities is a function of production volumes and commodity prices, both of which are inherently volatile and unpredictable, as well as operating efficiency and capital spending. Our business, as with other extractive businesses, is a depleting one in which each gas equivalent unit produced must be replaced or our asset base and capacity to generate revenues in the future will shrink. Our overall expected future production decline is estimated to be approximately 22% per year. Less predictable than production declines from our proved reserves is the impact of constantly changing oil and natural gas prices on cash flows and, therefore, capital budgets.  We attempt to mitigate the price risk with our hedging program. Reserves and production volumes are influenced, in part, by the amount of future capital expenditures. In turn, capital expenditures are influenced by many factors, including drilling results, oil and gas prices, industry conditions, prices, availability of goods and services and the extent to which oil and gas properties are acquired.

Our primary cash requirements are for exploration, development and acquisition of oil and gas properties, and the repayment of principal and interest on outstanding debt. We attempt to fund our exploration and development activities primarily through internally-generated cash flows and budget capital expenditures based on projected cash flows. We routinely adjust capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, and cash flow. We have historically used our Credit Facility to supplement any deficiencies between operating cash flow and capital expenditures. We typically have funded acquisitions from borrowings under our Credit Facility, cash flow from operations and sales of common stock.

Significant changes to working capital may affect our liquidity in the short term. The change in our derivative instrument from a liability at December 31, 2005 to an asset at September 30, 2006 is indicative of potential future cash receipts on our derivative positions, which are scheduled to settle in future months. The fair value of our outstanding derivative contracts, reflected in the derivative financial instrument on the balance sheet, is an asset because the price floors on our contracts exceed the future strip commodity prices at the balance sheet date, such that if the contracts were to settle at the balance sheet date we would have gains. The fair market value represents the potential settlement for those contracts if the market prices remain unchanged, but, should commodity prices increase or decrease, the fair value of those outstanding contracts would change and the settlements at maturity would also change. When our derivative financial instruments require us to pay a cash settlement, we are receiving higher cash inflows on the sale of unhedged production at higher prices, providing us with funds which would adequately cover any settlements when they come due.

We had $100.0 million of total borrowings outstanding under our Credit Facility at September 30, 2006. Our Credit Facility matures on December 31, 2007. We have received significant funds through equity transactions in the past, including through offerings of our common stock and the exercise of warrants and stock options. We typically do not, however, rely on proceeds from the exercise of warrants and stock options to sustain our business, as the timing of those proceeds is unpredictable.

After considering the impact of these working capital changes and our forecasts of future results of operations, we believe that cash flows from operating activities, as supplemented by borrowings on our Credit Facility, combined with our ability to control the timing of certain of our future exploration and development

requirements, will provide us with the flexibility and liquidity to meet our planned capital requirements for 2006.   As of September 30, 2006, we have $15.0 million in unused borrowing capacity under our current Credit Facility, the borrowing base for which is being redetermined by our lender in the fourth quarter.

We had cash and cash equivalents at September 30, 2006 of $2.3 million consisting primarily of short-term money market investments, as compared to $0.7 million at December 31, 2005.  Working capital was $16.8 million as of September 30, 2006, as compared to $10.5 million at December 31, 2005. Our sources and uses of cash were as follows:

	For the Nine Months Ended September 30,
	2006	2005
	(in thousands)
Net Cash Provided By Operating Activities	$70,722	$56,242
Net Cash Used In Investing Activities	(84,680)	(61,938)
Net Cash Provided by Financing Activities	15,568	7,224

Net Cash Provided By Operating Activities - The increase in cash flows provided by operating activities for the nine months ended September 30, 2006 compared to 2005 was primarily due to higher oil and gas production revenue partially offset by higher operating expenses.  Although fluctuations in commodity prices have been the primary reason for our short-term changes in cash flow from operating activities, increased production volumes significantly impacted us in the past few quarters. In an effort to reduce the volatility realized on commodity prices, we enter into derivative instruments.  Although we have seen declines in natural gas prices since year-end 2005, we have realized cash settlements from our derivatives to offset a portion of those price declines. Overall, oil and gas production revenue increased for the nine months ended September 30, 2006 as compared to the same period in 2005, with a 22% increase in the average net price received for our production and a 9% increase in production volumes.

Net Cash Used In Investing Activities - We reinvest a substantial portion of our cash flows from operating activities in our drilling, acquisition, land and geophysical activities.  Capital expenditures of $75.7 million were attributable to our drilling and operating program. In addition to drilling that was in progress at year-end 2005, we drilled 45 gross wells during the nine months ended September 30, 2006, all but seven of which were apparent successes. Leasehold acquisitions, including seismic data and other geological and geophysical expenditures, totaled $11.9 million for the nine months ended September 30, 2006. The remaining capital expenditures were associated with computer hardware, office equipment and other miscellaneous capital charges. Proceeds from the sale of oil and gas properties totaled $0.6 million during the nine months ended September 30, 2006, which represents the divestiture of our Buckeye properties that closed in April 2006. During the first nine months of 2005, capital expenditures of $45.1 million were attributable to our drilling program. In addition to drilling that was in progress at year-end 2004, we drilled 40 gross wells during the nine months ended September 30, 2005, all but two of which was successful. Leasehold acquisitions, including seismic data and other geological and geophysical expenditures, totaled $11.6 million and acquisition costs totaled $4.6 million for the nine months ended September 30, 2005. The remaining capital expenditures were associated with computer hardware and office equipment.

Due to our active exploration, development and acquisition activities, we have experienced, and expect to continue to experience, substantial working capital requirements.  We currently anticipate capital expenditures in 2006 to be approximately $98.0 million. Approximately $78.0 million is allocated to our expected drilling and production activities; $12.0 million is allocated to land, legal and seismic activities; and $8.0 million relates to capitalized interest, G&A and other. We intend to fund our total projected 2006 capital expenditures, and other commitments and working capital requirements, with cash flow from operations and modest borrowings under our credit facility. Should there be a change in our pricing or production assumptions, we believe that we have sufficient financial flexibility from other financing sources to meet our financial obligations as they come due, and we would recommend to our Board an adjustment to our capital expenditures program accordingly so as to avoid unnecessary incremental borrowings that may be needed for acquisitions. We do not explicitly budget for acquisitions; however, we do expect to spend considerable effort evaluating acquisition opportunities. We expect to fund acquisitions through traditional reserve-based bank debt and/or the issuance of equity and, if required, through additional debt and equity financings.

Net Cash Provided By Financing Activities - During the nine months ended September 30, 2006, our net borrowings under our Credit Facility (as defined below) were $15.0 million due to the accelerated timing of our drilling schedule. We received $0.6 million in proceeds from stock options exercised in the first nine months of 2006. For the nine months ended September 30, 2005, we received $7.2 million in proceeds from the issuance of common stock related to the exercise of the over-allotment option on our December 21, 2004 public offering of common stock and stock options exercised in the first nine months of 2005.

We utilize our Credit Facility to supplement timing differences in our projected cash inflows and outflows and smaller acquisitions. We also have $390 million available under our current shelf registration statement for larger acquisitions. We believe we will be able to generate capital resources and liquidity sufficient to meet our financial obligations as they come due.

Credit Facility

On November 30, 2005, we amended our Third Amended and Restated Credit Agreement (the “Credit Facility”), which we had originally entered into in March 2004 (effective December 31, 2003) and previously amended on May 31, 2005.  The Credit Facility permits borrowings up to the lesser of (i) the borrowing base and (ii) $150.0 million. Effective November 30, 2005, the borrowing base under the Credit Facility was increased from $70.0 million to $110.0 million as a result of the Chapman Ranch Field acquisitions and our drilling activities since the last redetermination. The borrowing base was redetermined by the lender in May 2006 and increased to $115.0 million as a result of recent drilling activities. Based on the increase, our available borrowing capacity at September 30, 2006 was $15.0 million. The borrowing base is currently being redetermined by our lender and we expect to be notified of any changes to the borrowing base late in the fourth quarter of 2006.

The Credit Facility matures December 31, 2007 and is secured by substantially all of our assets. Borrowings under the Credit Facility bear interest at rates that are variable based on the percentage usage of the facility. Borrowings can be at Prime plus a margin of up to 0.25% or at Libor plus a margin of 1.75% to 2.125%.  As of September 30, 2006, our interest rates on our outstanding Prime and Libor borrowings were 8.500% and 7.455%, respectively. As of September 30, 2006, $100.0 million in total borrowings were outstanding under the Credit Facility.

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

Consolidated EBITDAX is a component of negotiated covenants with our lenders and is discussed here as disclosure of our covenant obligations.

Shelf Registration Statement

During the second quarter 2005, we filed a registration statement with the SEC which registered offerings of up to $390 million of any combination of debt securities, preferred stock, common stock or warrants for debt securities or equity securities of the Company. Net proceeds, terms and pricing of the offering of securities issued under the shelf registration statement will be determined at the time of the offerings. The shelf registration statement does not provide assurance that we will or could sell any such securities. Our ability to utilize our shelf registration statement for the purpose of issuing, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or equity securities will depend upon, among other things, market conditions and the existence of investors who wish to purchase our securities at prices acceptable to us. In connection with the filing of the 2005 registration statement, we deregistered the remaining shares then available for sale under our earlier $150 million shelf registration statement filed in 2004. At September 30, 2006, we had $390 million remaining for issuance under our 2005 shelf registration statement.

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

All of these price-risk management transactions are considered derivative instruments and accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). These derivative instruments are intended to hedge our price risk and may be considered hedges for economic purposes. There are two types of accounting treatments for derivatives, (i) mark-to-market accounting and (ii) cash flow hedge accounting. For discussion of these accounting treatments, see Note 7 to our consolidated financial statements.  During the first quarter of 2006, we discontinued cash flow hedge accounting treatment previously applied to our natural gas derivatives. Therefore, all derivatives are recorded on the balance sheet at fair value and the changes in fair value are presented in total revenue on the income statement, rather than deferred through OCI on the balance sheet. The following table provides additional information regarding our various derivative transactions that were recorded at fair value on the balance sheet as of September 30, 2006.

(in thousands)
Fair value of contracts outstanding at December 31, 2005	$(2,479)
Contracts realized or otherwise settled during the period	2,737
Fair value of new contracts when entered into during 2006:
Asset	4,401
Liability	—
Changes in fair values attributable to changes in valuation techniques and assumptions	—
Other changes in fair values	3,252
Fair values of contracts outstanding at September 30, 2006	$7,911

The following table details the fair value of our commodity-based derivative contracts by year of maturity and valuation methodology as of September 30, 2006.

	Fair Value of Contracts at September 30, 2006
Source of Fair Value	Maturity less than 1 year	Maturity 1-3 years	Maturity 4- 5 years	Maturity in excess of 5 years	Total fair value
	(in thousands)
Prices actively quoted:	—	—	—	—	—
Prices provided by other external sources:
Asset	7,029	882	—	—	7,911
Liability	—	—	—	—	—
Prices based on models and other valuation methods:	—	—	—	—	—
Total	$7,029	$882	$—	$—	$7,911

Tax Matters

At September 30, 2006, we had cumulative net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $73.1 million. The estimated NOLs presented herein assume that certain items, primarily intangible drilling costs, have been written off for tax purposes in the current year. However, we have not made a final determination if an election will be made to capitalize all or part of these items for tax purposes in the future.

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

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. FIN 48 also requires that the amount of interest expense to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return. The change in net assets as a result of applying this pronouncement will be considered a change in accounting principle, with the cumulative effect of the change treated as an offsetting adjustment to the opening balance of retained earnings or goodwill, if allowed under existing accounting standards, in the period of transition. FIN 48 is effective as of January 1, 2007 and we are currently assessing the impact that FIN 48 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities.  The standard also gives expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 does not expand the use of fair value in any new circumstances.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop fair value assumptions.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Early adoption is encouraged.  We are currently assessing the impact, if any, that SFAS No. 157 will have on our financial statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”).  SAB No. 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements.  The guidance in SAB No. 108 is effective for fiscal years ending after November 15, 2006.  We do not believe SAB No. 108 will have a material impact on our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and commodity prices.  We use a Credit Facility with a floating interest rate. We are not subject to fair value risk resulting from changes in our floating interest rates.  The use of floating rate debt instruments provides a benefit due to downward interest rate movements but does not limit us to exposure from future increases in interest rates.  Based on the September 30, 2006 outstanding borrowings and interest rates of 8.500% and 7.455% applied to various borrowings, a 10% change in interest rates would result in an increase or decrease of interest expense of approximately $0.8 million on an annual basis.

In the normal course of business, we enter into hedging transactions, including commodity price collars, swaps and floors, to mitigate our exposure to commodity price movements, but not for trading or speculative purposes.  During 2005, we put in place several natural gas and crude oil collars for a portion of our 2006 production to achieve a more predictable cash flow.  In 2006, we put in place two natural gas collars and one crude oil collar for a portion of our 2007 production.  Please refer to Note 7 to our consolidated financial statements. While the use of these arrangements may limit the benefit to us of increases in the price of oil and natural gas, it also limits the downside risk of adverse price movements.  The use of derivative instruments also involves the risk that the counterparties to such instruments will be unable to meet the financial obligations of such contracts.  The following is a list of contracts outstanding as of September 30, 2006:

Transaction Date	Transaction Type	Beginning	Ending	Price Per Unit	Volumes Per Day	Fair Value Outstanding as of September 30, 2006
						(in thousands)
Natural Gas (1):
08/05	Collar	01/01/06	12/31/06	$7.00-$10.50	10,000 MMbtu	$1,727
08/05	Collar	01/01/06	12/31/06	$7.00-$16.10	10,000 MMbtu	1,778
08/06	Collar	01/01/07	12/31/07	$7.50-$11.50	5,000 MMbtu	1,750
08/06	Collar	01/01/07	12/31/07	$7.50-$12.00	5,000 MMbtu	1,862
Crude Oil (2):
08/05	Collar	01/01/06	12/31/06	$55.00-$80.00	400 Bbl	5
08/06	Collar	01/01/07	12/31/07	$70.00-$87.50	400 Bbl	789
						$7,911

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

At September 30, 2006, the fair value of the outstanding derivatives was an asset of approximately $7.9 million. A 10% change in the commodity price per unit, as long as the price is either above the ceiling or below the floor price, would cause the fair value total of the hedge to increase or decrease by approximately $0.8 million.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Texas Comptroller Audit - During the second quarter of 2004, we received notice that a subsidiary’s franchise tax returns for the State of Texas would be audited for the tax years 1999 through 2002. After reviewing the documents submitted, the agent representing the Office of the Comptroller of the State of Texas proposed adjustments to the calculation that would result in an increased franchise tax liability.  The agent maintained that transfers by us to this subsidiary, which we had classified as intercompany loans, should instead be classified as equity investments in the subsidiary. The State of Texas originally proposed that the franchise tax liability of the subsidiaries would be increased by approximately $3.0 million for the four-year period under audit.

During the third quarter of 2006, with the Comptroller, we agreed upon a method of computing our franchise tax liability to the State of Texas for tax years 1999 through 2002 that resulted in a total one-time payment of $144,474, plus penalties of $9,228, which was taken in full during the nine months ended September 30, 2006.  We anticipate that interest on this settlement will amount to approximately $55,000, which was accrued at September 30, 2006.

Wade and Joyce Montet, et al., v. Edge Petroleum Corp of Texas, et al., consolidated with Rolland L. Broussard, et al., v. Edge Petroleum Corp of Texas, et al. - This is a consolidated suit, filed in state court in Vermilion Parish, Louisiana in September 2003. Plaintiffs are mineral/royalty owners under the Norcen-Broussard No. 1 and 2 wells, Marg Tex Reservoir C, Sand Unit A (Edge’s old Bayou Vermilion Prospect).  They claim the operator at the time, Norcen Explorer, now Anadarko, failed to “block squeeze” the sections of the No. 2 well, as a prudent operator, according to their allegations, would have done, to protect the gas reservoir from being flooded with water from adjacent underground formations. Plaintiffs further allege Norcen was negligent in not creating a field-wide unit to protect their interests. The allegations relate to actions taken beginning in the early 1990’s.  Plaintiffs have named us and other working interest owners in the leases as defendants, including Norcen Explorer’s successors in interest, Anadarko. Plaintiffs originally sought unspecified damages for lost royalties and damages due to alleged devaluation of their mineral and property interests, plus interest and attorneys’ fees. In early 2005, we filed a motion for summary judgment in the case asserting, among other defenses, that:  (i) there has been no breach of contract, (ii) there is no express or implied duty imposed on us to block squeeze the well or form a field-wide unit, (iii) the units were properly formed by the Conservation Commissioner in accordance with the statutory scheme in Louisiana, (iv) plaintiffs’ claims are barred by limitations, and (v) other defenses. Along with the other defendants, we also filed a special preemptory challenge of no cause of action under the leases and the Louisiana Mineral Code for failure to exhaust administrative remedies and due to lack of a demand. In May and June 2005, the court ruled against us on the motion for summary judgment and the preemptory challenges. Of the 18.75% after-payout working interest that we originally reserved in the leases, we owned a 2.8% working interest at the time of the alleged acts or omissions. On September 6, 2005, we were granted leave by the court to file a third-party demand to join the other working interest owners who hold the remainder of the 18.75% working interest as thirds-party defendants in this case, and those pleadings have been served on the parties. These third-parties consist, for the most part, of partnerships that are directly or indirectly controlled by John Sfondrini, a director of the Company, and hold an aggregate 14.7% working interest. Vincent Andrews, also a director of the Company, owns a minority interest in the corporate general partner of one of the partnerships. These partnerships were among the third party defendants that we have sought to join in the case, and these partnerships have for the most part filed answers denying any liability to us. We participated for our 2.8% share of the well costs and revenues for the Broussard No. 2 well, as did the other defendants for their share, including the third-party defendant partnerships who participated for 14.7%. We strongly believe the parties should only be liable for their proportionate share of any damages award should a finding of liability occur in the case. We intend to vigorously contest the plaintiffs’ claims.

As of the date of this report, it is not possible to determine what, if any, our exposure might be in this matter. Plaintiffs have asserted damages, including interest, to be as high as $63 million.  The plaintiffs’ expert witness, in his December 2005 deposition, offered his theory that plaintiffs’ gross damages are in the range of $19 to $22 million. That number is based on his theory that the alleged failure to block squeeze the well resulted in the under-production of gas worth $300 million. Plaintiffs’ royalty share of that figure yields the $19 to $22 million range of alleged damages. Based on the expert’s testimony, damages attributable to the full 18.75% interest would be in the range of $3.75 million gross or net to our 2.8% share would be in the range of $560,000 (excluding interest and attorneys’ fees). Along with the other defendants, we hired our own expert witnesses who have refuted these claims, particularly the expert’s assertions that failure to block squeeze the well caused any damages to the reservoir. The deposition of a Norcen engineer who prepared the completion plan for the Broussard No. 2 well and supervised the completion operations, taken in April 2006, confirms the testimony of the defense experts as to why the well was not block squeezed. The plaintiffs have also retained a damages expert who has given a report that the damages in this case are in the range of $30 million, excluding interest and attorneys’ fees.  Our share of that amount based on the full 18.75% would be approximately $5.6 million and net to our 2.8% share would be approximately $840,000.  We participated in mediation of this lawsuit on July 18, 2006 but the parties failed to reach an agreement.  In July 2006, plaintiffs’ attorney sent a demand to the defendants for total damages claimed by plaintiffs, with legal interest, totaling $63 million.  Our share of that amount based on the full 18.75% interest would be in the range of $12.2 million and net to our 2.8% interest would be in the range of $1.8 million.  In September 2006, the defendant group offered $4.5 million to settle the case.  Following this meeting, the parties have engaged in negotiations but have failed to reach agreement on a settlement amount.  Consequently, the Company is preparing to proceed to trial.  The trial date, originally set for August 28, 2006, has been postponed until the week of December 11, 2006 when the case is now set for trial. On July 31, 2006 the Judge granted the defendant groups’ motion for partial summary judgment dismissing plaintiffs’ tort-based claims. Also on the same date, the Judge granted the defendant groups’ motion for partial summary judgment seeking to deny the plaintiffs an award of attorneys fees and also to dismiss any claim of plaintiffs that defendants had an obligation to form a field-wide unit, but denied the defendants’ motion to exclude evidence of pre-suit damages based on failure of plaintiffs to give notice of their claims as required by the Louisiana Mineral Code and also denied defendants’ motion in limine to exclude testimony of plaintiffs’ expert witness.

We may have insurance coverage for all or part of this claim up to the policy limits of $1 million per occurrence and $2 million in the aggregate. A claim was submitted to Mid-Continent Casualty Company, our casualty carrier, who is currently providing a defense under a reservation of rights letter.   However, on July 3, 2006, Mid-Continent filed a suit for declaratory judgment against us in federal district court in Houston, Texas seeking to determine whether it has a duty to indemnify us and certain other defendants for this loss under the policies at issue. Mid-Continent has asked the court to declare they have no obligation to indemnify us and the third-party defendants based on certain technical definitions under the policies and the fact that the plaintiffs’ claims are based on alleged breaches of contract.  We intend to vigorously dispute the coverage issues with Mid-Continent and have filed an answer and counterclaim for breach of contract.  We are also pursuing coverage claims under other insurance policies that could cover a portion of our share of a loss in this case.

We continue to believe that an unfavorable outcome in this case is not probable.  If, however, there is a finding of liability and damages are awarded, we believe that ultimately we should only be liable for our 2.8% share of any damage award unless a co-party defendant, including any of the third-party defendants, cannot satisfy their share of any final judgment or settlement amount or are found not to be liable to us on our third-party demand.  In that event, we could be held responsible for more than our 2.8% share.  We believe we have meritorious defenses and intend to continue to vigorously contest this suit and our third-party demands against the partnerships, and we have not established any reserve with respect to these claims.

David Blake, et al. v. Edge Petroleum Corporation – On September 19, 2005, David Blake and David Blake, Trustee of the David and Nita Blake 1992 Children’s Trust filed suit against us in state district court in Goliad County, Texas alleging breach of contract for failure and refusal to transfer overriding royalty interests to plaintiffs in at least five leases in Goliad County, Texas and failure and refusal to pay monies to Blake pursuant to such overriding royalty interests for wells completed on the leases. The plaintiffs seek relief of (1) specific performance of the alleged agreement, including granting of overriding royalty interests by the Company to Blake; (2) monetary damages for failure to grant the overriding royalty interests; (3) exemplary damages for his claims of business disparagement and slander; (4) monetary damages for tortuous interference; and (5) attorneys’ fees and court costs. Venue of the case was transferred to Harris County by agreement of the litigants.  We have served plaintiffs with discovery and has filed a counterclaim and an amended counterclaim joining various related entities that are controlled by plaintiffs.  In addition, plaintiffs have filed an amended complaint alleging claims of slander of title and tortuous interference related to its alleged right to receive an overriding royalty interest from a third party. Plaintiffs currently have on file an amended motion for summary judgment, to which we have filed a response.  In addition, we have filed a motion for summary judgment on the plaintiffs’ case.  The court has not ruled on either motion.  Discovery in this case has commenced.  We have responded aggressively to this lawsuit, and believe we have meritorious defenses and counterclaims.

 Item 1A — Risk Factors

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

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds	None
Item 3 - Defaults Upon Senior Securities	None
Item 4 - Submission of Matters to a Vote of Security Holder	None
Item 5 - Other Information	None

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

Employment Agreement dated as of November 16, 1998, by and between the Company and John W. Elias (Incorporated by reference from exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

†10.4	—

Amended and Restated Incentive Plan of Edge Petroleum Corporation as Amended and Restated Effective as of August 1, 2006 (Incorporated by reference from exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2006).

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

†10.12	—	Summary of Compensation of Non-Employee Directors (Incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

†10.13	—	2005 Bonus Plan for Executive Officers (Incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

†10.14	—	2004 Bonus Program (Incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

†10.15	—	New Base Salaries and Long-Term Incentive Awards for Certain Executive Officers (Incorporated by reference from exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2006).

*31.1	—	Certification by John W. Elias, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	—	Certification by Michael G. Long, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32.1	—

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

EDGE PETROLEUM CORPORATION,
A DELAWARE CORPORATION
(REGISTRANT)

Date November 9, 2006	/s/ John W. Elias
John W. Elias
President, Chief Executive Officer and
Chairman of the Board

Date November 9, 2006	/s/ Michael G. Long
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

Amended and Restated Incentive Plan of Edge Petroleum Corporation as Amended and Restated Effective as of August 1, 2006 (Incorporated by reference from exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2006).

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

†10.12	—	Summary of Compensation of Non-Employee Directors (Incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

†10.13	—	2005 Bonus Plan for Executive Officers (Incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

†10.14	—	2004 Bonus Program (Incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

†10.15	—	New Base Salaries and Long-Term Incentive Awards for Certain Executive Officers (Incorporated by reference from exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2006).

*31.1	—	Certification by John W. Elias, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	—	Certification by Michael G. Long, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32.1	—

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