Form 10-K
period 2006-12-31
EDGE PETROLEUM CORP
filed 2007-03-12
CIK 1021010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number:  0-22149

EDGE PETROLEUM CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	76-0511037
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1301 Travis, Suite 2000
Houston, Texas	77002
(Address of principal executive offices)	(Zip code)

713-654-8960

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	NASDAQ
5.75% Series A Cumulative Convertible Perpetual	NASDAQ
Preferred Stock, Par Value $0.01 Per Share

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act.:

☐ Large accelerated filer          ☒ Accelerated Filer                  ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was $334.3 million (based on a value of $19.98 per share, the closing price of the Common Stock as quoted by NASDAQ Global Select Market on such date).

As of March 8, 2007, 28,383,455 shares of Common Stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2007 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference into Part III of this report.

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

FORWARD LOOKING INFORMATION

Certain of the statements contained in all parts of this Annual Report on Form 10-K including, but not limited to, those relating to our drilling plans (including scheduled and budgeted wells), the effect of changes in strategy and business discipline, future tax matters, our 3-D project portfolio, future general and administrative expenses on a per unit of production basis, changes in wells operated and reserves, future growth and expansion, future exploration, future seismic data (including timing and results), expansion of operation, our ability to generate additional prospects, review of outside generated prospects and acquisitions, additional reserves and reserve increases, replace production and manage our asset base, enhancement of visualization and interpretation strengths, expansion and improvement of capabilities, integration of new technology into operations, credit facilities, redetermination of our borrowing base, attraction of new members to the technical team, future compensation programs, new focus on core areas, new prospects and drilling locations, new alliances, future capital expenditures (or funding thereof) and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected rates of return, retained earnings and dividend policies, projected cash flows from operations, future commodity price environment, expectation or timing of reaching payout, outcome, effects or timing of any legal proceedings or contingencies,  the impact of any change in accounting policies on our financial statements, the number, timing or results of any wells, the plans for timing, interpretation and results of new or existing seismic surveys or seismic data, future production or reserves, future acquisition of leases, lease options or other land rights, any other statements regarding future operations, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts are forward-looking statements.  These forward-looking statements reflect our current view of future events and financial performance.  When used in this document, the words “budgeted,” “anticipate,” “estimate,” “expect,” “may,” “project,” “believe,” “intend,” “plan,” “potential,” “forecast,” “might,” “predict,” “should” and similar expressions are intended to be among the expressions that identify forward-looking statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.   Such statements involve risks and uncertainties, including, but not limited to, those set forth under ITEM 1A. “RISK FACTORS” and other factors detailed in this document and our other filings with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.  All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.

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

PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

Overview

Edge Petroleum Corporation is an independent oil and natural gas company engaged in the exploration, development, acquisition and production of crude oil and natural gas properties in the United States. Edge was founded in 1983 as a private company and went public in 1997.  We have evolved over time from a prospect generation organization focused on high-risk, high-reward exploration projects to a team-driven organization focused on a balanced program of exploration, exploitation, development and acquisition of oil and natural gas properties. Following a top-level management change in late 1998, a more disciplined style of business planning and management was integrated into our technology-driven drilling activities and strategy. We believe the continuation of this disciplined business model and strategy will result in continued growth in reserves, production and financial strength and flexibility.

Recent Developments & Accomplishments

Overview

At year-end 2006, our net proved reserves were 102.1 Bcfe, comprised of 76.1 billion cubic feet of natural gas, 1.9 million barrels of natural gas liquids and 2.4 million barrels of crude oil and condensate. Natural gas and natural gas liquids accounted for approximately 86% of those proved reserves.  Approximately 77% of total proved reserves were developed as of year-end 2006 and they were all located onshore, in the United States. During 2006, we focused on developing and exploiting assets in south Texas, our largest core area.  Our 2006 drilling program did not meet our expectations as it was adversely impacted by drilling delays on our nonoperated properties, mainly at the Chapman Ranch Field, shortages of oilfield services and qualified personnel, and the drilling of a larger than originally planned number of proved undeveloped locations.  These events, along with falling natural gas prices, the disappointment of drilling a total of nine dry holes, and the deferment of portions of our drilling program targeting potential new reserves, including the Chapman Ranch Field properties, resulted in a slight decrease in our estimated proved reserves at December 31, 2006 of 102.1 Bcfe compared to the prior year of 102.8 Bcfe.  Despite these factors, we were able to drill 52 wells with an apparent success rate of 83% in 2006.  As described below, in December 2006, we completed an acquisition involving additional working interests and operatorship in the Chapman Ranch Field, where we already owned working interests as a result of two acquisitions late in 2005.  Obtaining operatorship strategically positions us in 2007 and beyond to develop and exploit what we believe is an essential asset in our south Texas portfolio.

Kerr-McGee Acquisition

On December 28, 2006, we completed an acquisition of certain working interests in the Chapman Ranch Field from Kerr-McGee Oil and Gas Onshore, L.P. (“Kerr-McGee”), a wholly-owned subsidiary of Anadarko Petroleum Corporation, for approximately $25 million (the “Kerr-McGee acquisition”). In late 2005, we acquired working interests in this field, including interests in several producing wells, ranging from approximately 44% to 50%. In the Kerr-McGee acquisition, we acquired an additional 44% to 50% working interest in the same wells in the field, and acquired two additional wells, bringing our working interests in those Chapman Ranch properties, including a total of nine producing wells, to 88% to 100%. As of December 31, 2006, the Kerr-McGee assets had approximately 9.0 Bcfe of proved reserves, of which approximately 30% were proved developed. We financed the acquisition with borrowings under our then-existing credit facility.

Smith Acquisition

On January 31, 2007, we completed the purchase of certain oil and natural gas properties located in 13 counties in south and southeast Texas and other associated assets from Smith Production Inc. (“Smith”). We paid approximately $389.8 million for these assets (“Smith assets”).  Although a 2007 event for us, as of December 31, 2006, the Smith assets contained approximately 123.0 Bcfe of proved reserves, which were 81% natural gas and 64% proved developed. In total, the Smith assets include approximately 150 gross producing wells (74 net) and an ownership interest in approximately 17,000 gross (12,250 net) developed acres and 56,000 gross (16,000 net) undeveloped acres of leasehold, all as of December 31, 2006.

In addition to the properties and related acreage, we acquired from Smith certain gathering facilities and ownership of approximately 13 miles of natural gas gathering pipelines and related infrastructure serving certain producing assets in southeast Texas. The pipeline system transports our natural gas as well as third-party natural gas.

We also acquired 25% of Smith’s option and leasehold rights in an approximate 95 square mile 3-D exploration area with approximately 30,000 gross acres of leases and options located in the Mission project area in Hidalgo County in south Texas, with a primary focus on the Vicksburg formation.  We acquired a 12.5% working interest in an approximate 160 square mile 3-D exploration area with approximately 55,000 gross acres of leases and options located in the Yates Ranch/Hostetter project area in McMullen and Duval Counties in south Texas. The 160 mile 3-D area increases our exposure to the Middle and Deep Wilcox trend. Furthermore, this venture allows us to participate in a proposed additional 3-D shoot covering approximately 120 square miles near the Yates Ranch within the Wilcox trend. We also acquired 25% of Smith’s option and leasehold rights in an approximate 105 square mile 3-D exploration area with approximately 60,000 gross acres of leases and options in Newton County in southeast Texas and Beauregard Parish in Louisiana with a focus on prospects in the Frio, Yegua and Wilcox formations at depths ranging between 4,000 and 10,000 feet.

Public Offerings

In January 2007, we completed concurrent public offerings of 10,925,000 shares of our common stock for net proceeds of approximately $138.1 million and 2,875,000 shares of our 5.75% Series A cumulative convertible perpetual preferred stock for net proceeds of approximately $138.6 million.  We used the net proceeds from these offerings, along with borrowings under our current credit facility, to finance the Smith acquisition and to repay our prior credit facility.

Strategy

Our business strategy is based on the following six main elements:

1. Grow reserves through acquisitions and the drilling of a balanced portfolio of prospects. We seek to maintain a prudent balance between higher risk/reward wells and more moderate risk/reward wells. In 2006, we drilled 52 wells (28.93 net), primarily in Texas, with 43 (23.40 net) of those wells completed as productive for an apparent success rate of approximately 83%. This drilling program, along with our acquisition of certain oil and gas assets on the Chapman Ranch Field, helped us to replace 97% of our production (see “Oil and Natural Gas Reserve Replacement”).  Over the last three years, we drilled 166 wells (91.29 net).  Of the drilled wells, 145 gross (78.27 net) have been completed as apparent successes, for a success rate of approximately 87%.  As a result of our acquisitions and drilling program, we have grown production and proved reserves since December 31, 2004.  Production has grown from 12.1 Bcfe at December 31, 2004 to 17.3 Bcfe at December 31, 2006, an increase of approximately 43%.  Also, we have grown proved reserves from approximately 89.1 Bcfe at year-end 2004 to 102.1 Bcfe at December 31, 2006.  We expect our drilling program for 2007 to be focused primarily in south Texas, and to a lesser extent in the Mississippi Salt Basin, southeast New Mexico and the Fayetteville Shale in Arkansas.  We expect to drill between 80 and 90 wells (37 and 42 net, respectively) in 2007 and we estimate capital spending for the year to be approximately $140 million. In addition, we have a contingent drilling program that could add wells and costs to this estimate.

2. Seek acquisitions that we believe have upside potential.  We seek acquisitions of producing properties that typically have exploration or exploitation upside potential. As illustrated by the Kerr-McGee acquisition and the Smith acquisition, we primarily seek properties in our existing core areas or as a means to establish new core areas. We continue to work diligently to identify and evaluate acquisition opportunities with the goal of implementing those that we believe would fit our strategic plan and add stockholder value.

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

5. Maintain a conservative financial structure and control our cost structure.  We believe that a conservative financial structure is crucial to consistent, positive financial results, management of cyclical swings in our industry and the ability to move quickly to take advantage of acquisitions and attractive drilling opportunities. In order to maximize our financial flexibility, we try to maintain a target range of 30% to 40% for our total debt-to-capital ratio.  At December 31, 2006, our debt-to-total capital ratio was 45.3%, resulting from the use of debt to finance our acquisition programs in 2005 and 2006.  Subsequent to December 31, 2006, we issued 10,925,000 shares of common stock and 2,875,000 shares of 5.75% Series A cumulative convertible perpetual preferred stock, which reduced our total debt-to-capital ratio.

We try to fund most of our ongoing capital expenditures using cash flow from operations, reserving our debt capacity for potential investment opportunities that we believe can profitably add to our program. Part of a sound financial structure is constant attention to costs, both operating and overhead. Over the past several years, we have worked diligently to control our operating and overhead costs and instituted a formal, disciplined budgeting process.

6. Use equity ownership and performance based compensation programs to attract and retain a high-quality workforce. Following a management change in late 1998, we eliminated the previous overriding royalty compensation system and replaced it with a system designed to reward all employees through performance-based compensation that is competitive with our peers and through equity ownership. As of February 28, 2007, our directors and employees, including executive officers, owned or had options to acquire an aggregate of approximately 7% of our outstanding common stock.

Employees

As of March 9, 2007, we had 75 full-time employees.  We believe that our relationships with our employees are good.  None of our employees are covered by a collective-bargaining agreement.  From time to time, we utilize the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well-site surveillance, permitting and environmental assessment.  Field and on-site production operation services, such as pumping, maintenance, dispatching, inspection and testing are generally provided by independent contractors.

Offices

We lease executive and corporate office space located in Travis Tower in Houston, Texas.

Oil and Natural Gas Reserves

The following table sets forth our estimated net proved oil and natural gas reserves and the present value of estimated future net cash flows related to such reserves as of December 31, 2006.  We engaged Ryder Scott Company, L.P. (“Ryder Scott”) and W. D. Von Gonten & Co. (“WDVG”) to estimate our net proved reserves, projected future production, estimated future net revenue attributable to our proved reserves, and the present value of such estimated future net revenue as of December 31, 2006.  Ryder Scott and WDVG’s estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data provided by us.  Ryder Scott has independently evaluated our reserves for the past thirteen years and WDVG has independently reviewed the reserves we acquired from Contango Oil and Gas Company late in 2004 for the past five years.  In estimating the reserve quantities that are economically recoverable, Ryder Scott and WDVG used oil and natural gas prices in effect at December 31, 2006 and estimated development and production costs that were in effect during December 2006 without giving effect to hedging activities.  In accordance with SEC regulations, no price or cost escalation or reduction was considered by Ryder Scott and WDVG.  For further information concerning Ryder Scott and WDVG’s estimates of our proved reserves at December 31, 2006, see the summaries of the reserve reports of Ryder Scott and WDVG included as exhibits to this Form 10-K (respectively, the “Ryder Scott Report” and the

“WDVG Report”).  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 69, Disclosures About Oil and Natural Gas Producing Activities, the present value of estimated future net revenues after income taxes was prepared using constant prices as of the calculation date, discounted at 10% per annum, and is not intended to represent the current market value of the estimated oil and natural gas reserves owned by us.  For further information concerning the present value of future net revenue from these proved reserves, see Note 21 to our consolidated financial statements.  See also ITEM 1A. “RISK FACTORS.”  The oil and natural gas reserve data included in or incorporated by reference in this document are only estimates and may prove to be inaccurate.

	Proved Reserves as of December 31, 2006
	Developed (1)	Undeveloped (2)	Total

Oil and condensate (MBbls)(3)	3,158	1,167	4,325
Natural gas (MMcf)	60,163	15,984	76,147
Total MMcfe	79,114	22,984	102,098

In thousands:
Estimated future net revenue before income taxes	$351,433	$57,857	$409,290

Present value of estimated future net revenue before income taxes (discounted 10% per annum) (4)	$240,971	$30,545	$271,516
Future income taxes (discounted 10% per annum)	(35,116)	(3,194)	(38,310)
Standardized measure of discounted future net cash flows	$205,855	$27,351	$233,206

(1)          Proved developed reserves are proved reserves that are expected to be recovered from existing wells with existing equipment and operating methods.

(2)          Proved undeveloped reserves are proved reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

(3)          Includes natural gas liquids.

(4)          Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated future production and development costs, using year-end NYMEX oil and natural gas prices in effect at December 31, 2006, which were $5.62 per MMbtu of natural gas and $61.06 per Bbl of oil. Management believes that the presentation of the present value of future net cash flows attributable to estimated proved reserves, discounted at 10% per annum (the “PV-10 Value”), may be considered a non-GAAP financial measure as defined in Item 10(e) of Regulation S-K, therefore the Company has included this reconciliation of the measure to the most directly comparable GAAP financial measure (Standardized measure of discounted future net cash flows). Management believes that the presentation of PV-10 Value provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. Because many factors that are unique to each individual company may impact the amount of future income taxes to be paid, the use of the pre-tax measure provides greater comparability when evaluating companies. It is relevant and useful to investors for evaluating the relative monetary significance of the Company’s oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of the Company’s reserves to other companies. Management also uses this pre-tax measure when assessing the potential return on investment related to its oil and natural gas properties and in evaluating acquisition candidates. The PV-10 Value is not a measure of financial or operating performance under GAAP, nor is it intended to represent the current market value of the estimated oil and natural gas reserves owned by the Company. PV-10 Value should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under GAAP.

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

In accordance with SEC regulations, the Ryder Scott Report and the WDVG Report each used year-end oil and natural gas prices in effect at December 31, 2006, adjusted for basis and quality differentials. The prices used in calculating the estimated future net revenue attributable to proved reserves do not necessarily reflect market prices for oil and natural gas production subsequent to December 31, 2006. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will actually be realized for such production or that existing contracts will be honored or judicially enforced. In particular, natural gas prices at December 31, 2006 were significantly lower than natural gas prices in effect at the previous year-end.  The average natural gas price used in the December 31, 2005 estimation of pre-tax future net cash flows of proved reserves, using a 10% discount rate (“PV10”), was $10.05 per MMBtu of gas, which is considerably higher than the $5.62 per MMBtu used to calculate the PV10 at December 31, 2006.  Decreases in the assumed commodity prices result in decreases in estimated future net revenue as well as in estimated reserves.

Oil and Natural Gas Reserve Replacement

Finding and developing sufficient amounts of natural gas and crude oil reserves at economical costs are critical to our long-term success. Our business, as with other extractive businesses, is a depleting one in which each gas equivalent unit produced must be replaced or our asset base and ability to generate revenues in the future will shrink. Given the inherent decline of reserves resulting from the production of those reserves, it is important for an exploration and production company to demonstrate a long-term trend of more than offsetting produced volumes with new reserves that will provide for future production. We use the reserve replacement ratio, as defined below, as an indicator of our ability to replenish annual production volumes and grow our reserves, thereby providing some information on the sources of future production and income. We believe that reserve replacement is relevant and useful information that is commonly used by analysts, investors and other interested parties in the oil and gas industry as a means of evaluating the operational performance and to a greater extent the prospects of entities engaged in the production and sale of depleting natural resources. These measures are often used as a metric to evaluate an entity’s historical track record of replacing the reserves that it produced. The reserve replacement ratio is calculated by dividing the sum of reserve additions from all sources (revisions, acquisitions, extensions and discoveries) by the actual production for the corresponding period. Additions to our reserves are proven developed and proven undeveloped reserves. We expect to continue adding to our reserve base through these activities, but certain factors outside our control may impede our ability to do so (see ITEM 1A. “RISK FACTORS”). The values for these reserve additions and production are derived directly from the proved reserves table in Note 21 to our consolidated financial statements. Accordingly, we do not use unproved reserve quantities.  The reserve replacement ratio is a statistical indicator that has limitations. As an annual measure, the ratio is limited because it typically varies widely based on the extent and timing of new discoveries and property acquisitions. Its predictive and comparative value is also limited for the same reasons. In addition, since the ratio does not consider the cost or timing of future production of new reserves, it cannot be used as a measure of value creation. The ratio does not distinguish between changes in reserve quantities that are developed and those that will require additional time and funding to develop. In that regard, the percentage of reserves that were developed was 77%, 74% and 75% for the years ended December 31, 2006, 2005 and 2004, respectively. Set forth below is our reserve replacement ratio for the periods indicated.

	For the Year Ended December 31,
	2006	2005	2004	Three Year Average
Reserve Replacement Ratio	97%	184%	308%	184%

Oil and Natural Gas Volumes, Prices and Operating Expense

The following table sets forth certain information regarding production volumes, average sales prices and average operating expenses associated with our sale of oil and natural gas for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
Production:
Oil and condensate (MBbls)	345	324	215
Natural gas liquids (MBbls)	222	308	276
Natural gas (MMcf)	13,850	12,597	9,148
Natural gas equivalent (MMcfe)	17,251	16,384	12,093
Average sales price - before hedging and derivatives:
Oil and condensate ($ per Bbl)	$63.10	$53.57	$39.77
Natural gas liquids ($ per Bbl)	25.52	18.45	15.83
Natural gas ($ per Mcf)	6.68	7.97	5.91
Natural gas equivalent ($ per Mcfe)	6.96	7.53	5.54
Average sales price - after hedging and derivatives:
Oil and condensate ($ per Bbl)	$64.10	$50.36	$33.03
Natural gas liquids ($ per Bbl)	25.52	18.45	15.83
Natural gas ($ per Mcf)	7.36	7.87	5.80
Natural gas equivalent ($ per Mcfe)	7.52	7.40	5.33
Average oil and natural gas operating expenses ($ per Mcfe)(1)	$0.53	$0.52	$0.41
Average production and ad valorem taxes ($ per Mcfe)	$0.53	$0.52	$0.36

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

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Acquisition costs:
Unproved properties	$21,661	$33,948	$12,163
Proved properties (1)	36,573	66,472	33,980
Exploration costs	17,898	20,426	8,297
Development costs	64,724	58,685	34,549
Subtotal	140,856	179,531	88,989
Asset retirement costs	416	436	278
Total costs incurred	$141,272	$179,967	$89,267

(1)          Includes $17.8 million added to property acquired in the Cinco acquisition in 2005 associated with recording a deferred tax liability at the date of acquisition for taxable temporary differences existing at the purchase date in accordance with SFAS No. 109, Accounting for Income Taxes.   This amount was adjusted to $16.8 million in 2006 as a result of the final purchase price adjustment for the Cinco acquisition.  See Notes 6 and 15 to our consolidated financial statements.

Net costs incurred excludes sales of proved oil and natural gas properties, which are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

Drilling Activity

The following table sets forth our drilling activity for the periods indicated.  In the table, “Gross” refers to the total wells in which we have a working interest or back-in working interest after payout and “Net” refers to gross wells multiplied by our working interest therein.

	Year Ended December 31,
	2006		2005		2004
	Gross	Net	Gross	Net	Gross	Net
Exploratory:
Productive	13	5.12	16	6.44	5	2.35
Non-productive	5	2.66	1	0.75	5	2.50
Total	18	7.78	17	7.19	10	4.85
Development:
Productive	30	18.28	46	26.51	35	19.33
Non-productive	4	2.87	2	1.75	4	2.73
Total	34	21.15	48	28.26	39	22.06
Grand Total	52	28.93	65	35.45	49	26.91

Success Ratio	83%	81%	95%	93%	82%	81%

Productive Wells

The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2006.

	Company-Operated		Non-Operated		Total
	Gross	Net	Gross	Net	Gross	Net

Oil	25	12.59	72	19.45	97	32.04
Natural gas	87	72.97	235	86.22	322	159.19
Total	112	85.56	307	105.67	419	191.23

Acreage Data

The following table sets forth certain information regarding our developed and undeveloped lease acreage as of December 31, 2006.  Developed acres refer to acreage within producing units and undeveloped acres refer to acreage that has not been placed in producing units.

	Developed Acres		Undeveloped Acres		Total
	Gross	Net	Gross	Net	Gross	Net

Arkansas	—	—	5,448	4,629	5,448	4,629
Montana	—	—	12,446	9,329	12,446	9,329
Michigan	160	160	498	498	658	658
Alabama	750	47	—	—	750	47
Louisiana	1,906	470	236	126	2,142	596
New Mexico	7,328	2,281	92,687	17,555	100,015	19,836
Mississippi	10,262	3,220	55,641	43,833	65,903	47,053
Texas	60,139	25,051	14,412	5,918	74,551	30,969
Total	80,545	31,229	181,368	81,888	261,913	113,117

Leases covering approximately 15,404 gross (11,793 net), 24,716 gross (19,984 net) and 17,248 gross (12,178 net) undeveloped acres are scheduled to expire in 2007, 2008 and 2009, respectively.  In general, our leases will continue past their primary terms if oil and natural gas production in commercial quantities is being produced from a well on such lease or other drilling or reworking operations are being continuously prosecuted.

The table above does not include 93,362 gross (41,785 net) undeveloped acres in Texas for which we have the option to acquire leases based upon a commitment of continuous drilling subject to the following:

Options Expire*	Gross Acres	Net Acres
2007	92,351	41,613
2008	1,011	172
Total	93,362	41,785

* This is an estimate of the expiration of our option to acquire leased acreage based on our current well and 3-D seismic acquisition schedule.

Core Areas of Operation

As of December 31, 2006, 70% of our proved reserves were in south Texas, 14% in Mississippi, 8% in New Mexico, and 8% in south Louisiana, Michigan, Alabama and Arkansas.  During 2006, we added reserves and production through our drilling program, focused in south Texas, and our acquisition program.

The table below sets forth the gross and net number of our gas, oil and service wells in each of our core areas of operation as of December 31, 2006.

	Gas Wells		Oil Wells		Service Wells (1)
	Gross	Net	Gross	Net	Gross	Net
Texas	289	145.27	42	17.24	4	1.90
Louisiana	6	1.16	—	—	3	0.64
Mississippi	9	5.44	25	5.00	4	1.57
Alabama	—	—	5	0.22	3	0.26
Michigan	1	1.00	—	—	—	—
New Mexico	17	6.32	25	9.58	—	—
Total	322	159.19	97	32.04	14	4.37

(1)          Service wells are wells drilled or completed for the purpose of supporting production in an existing field. Specific purposes of service wells include gas injection, water injection, steam injection, air injection, salt-water disposal, water supply for injection, observation, or injection for in-situ combustion.

Texas

As of December 31, 2006, we owned an interest in 74,551 gross (30,969 net) acres in south Texas.  Our areas of focus in this region are predominantly in the Wilcox, Queen City, Vicksburg and Frio producing trends. As of December 31, 2006, we operated approximately 80 producing wells, which along with our 255 non-operated wells accounted for about 81% of our total net production in 2006.  We drilled 33 wells during 2006 in Texas, 76% of which were an apparent success. The majority of our 2006 drilling activity took place in the Queen City project area. We drilled 21 apparently successful wells in the Queen City project area, one at Chapman Ranch and one at Encinitas.  In 2007, we currently expect to drill 45 to 49 wells (23 to 25 net, respectively) in our core areas in Texas.  The majority of these wells are planned in the Vicksburg, Frio, Wilcox and Queen City project areas.

South Louisiana

As of December 31, 2006, we owned an interest in 2,142 gross (596 net) acres in south Louisiana primarily located in Acadia, Calcasieu, Lafayette, St. Landry and Vermilion Parishes. As of December 31, 2006, we had an interest in 9 wells, none of which we operate. We did not drill any wells in south Louisiana in 2006 and we have no current plans to drill additional wells in this area in 2007.  We did, however, acquire new properties in Louisiana in our Smith acquisition in 2007.

Mississippi Interior Salt Basin

As of December 31, 2006, we owned an interest in 65,903 gross (47,053 net) acres in the Mississippi Interior Salt Basin area, including undeveloped acreage in the Floyd Shale play. We acquired reserves and production in the Mississippi Interior Salt Basin in south central Mississippi as part of the 2003 merger with Miller Exploration Company (“Miller”).  The primary producing horizons in the Mississippi Interior Salt Basin around the Miller properties include the Hosston, Sligo, Rodessa and James Lime sections.  As of December 31, 2006, we operated eleven producing wells in this area.  Production from wells in the Mississippi Interior Salt Basin accounted for approximately 7% of our total net production in 2006. In 2006, we drilled one well (0.75 net) in this area. In 2007, we plan to drill 3 to 5 wells (2 to 4 net, respectively) in the Mississippi Interior Salt Basin.

Michigan

As of December 31, 2006, we owned an interest in 658 gross (658 net) acres in Michigan.  We acquired acreage and one producing well in south central Michigan as part of the 2003 merger with Miller.  We operate this well which produces from the Trenton/Black River formation at approximately 3,000 feet and this well accounted for approximately 1% of our total net production in 2006.  We have no plans for additional activity in Michigan in 2007 at this time.

Southeast New Mexico

We established a new core area in southeast New Mexico through an alliance with two private companies in 2003.  As of December 31, 2006, we owned an interest in 100,015 gross (19,836 net) acres in this area that we earned through a drilling obligation we fulfilled during 2004 and 2005 and through subsequent purchases. The objectives in this area are shallow oil in the Yeso, San Andres, Queen and Grayburg formations, and deep natural gas in the Atoka and Morrow formations. Additional objectives are the Strawn, Cisco, Wolfcamp and Devonian formations. In 2006, we participated in the drilling of 16 gross (5.6 net) wells, of which 94% were apparent successes.  Production from wells in the southeast New Mexico area represented approximately 10% of our total net production in 2006.  During 2007, we anticipate drilling 10 to 12 wells (2 to 3 net, respectively) in southeast New Mexico.

Arkansas

As of December 31, 2006, we owned an interest in 5,448 gross (4,629 net) undeveloped acres in the Fayetteville Shale play in south central Arkansas. In 2006, we drilled two wells (0.9 net), both of which were apparently successful, although not yet producing.  During 2007, we anticipate drilling 20 to 24 wells (6 to 8 net, respectively) in this area.

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

We have granted mortgage liens on substantially all of our oil and natural gas properties in favor of Union Bank of California, as agent, to secure our credit facility.  These mortgages and the credit facility contain substantial restrictions and operating covenants that are customarily found in loan agreements of this type.  See ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – LIQUIDITY AND CAPITAL RESOURCES – CREDIT FACILITY” and Notes 10 and 12 to our consolidated financial statements.

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

There are a variety of factors which affect the market for oil and natural gas, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulations on oil and natural gas production and sales.  We have not experienced any significant difficulties in marketing our oil and natural gas. The oil and natural gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual customers.  Where feasible, we use a combination of market-sensitive pricing and forward-fixed pricing.  Forward pricing is utilized to take advantage of anomalies in the futures market.

Due to the instability of oil and natural gas prices, we may enter into, from time to time, pricerisk management transactions (e.g., swaps, collars and floors) for a portion of our oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure to price fluctuations.  While the use of these arrangements may limit our ability to benefit from increases in the price of oil and natural gas, it also reduces our potential exposure to adverse price movements.  Our price-risk management arrangements, to the extent we enter into any, apply to only a portion of our production, provide only partial price protection against declines in oil and natural gas prices and limit our potential gains from future increases in prices.  None of these instruments are used for trading purposes.  All such derivative transactions provide for financial rather than physical settlement.  On a quarterly basis, our management reviews all of our price-risk management transaction policies, including volumes, accounting treatment, types of instruments and counterparties. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation with and concurrence by the President and Chairman of the Board.  Our Board of Directors continuously monitors our price-risk management policies and trades.  We account for these transactions as hedging and derivative activities and, accordingly, certain gains and losses are included in revenue during the period the transactions occur (see Note 9 to our consolidated financial statements and ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CRITICAL ACCOUNTING POLICIES AND ESTIMATES – DERIVATIVES AND HEDGING ACTIVITIES.”).

All of these price-risk management transactions are considered derivative instruments and are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). These derivative instruments are intended to hedge our price-risk and may be considered hedges for economic purposes, but certain of these transactions may not qualify for cash flow hedge accounting. All derivative instrument contracts are recorded on the balance sheet at fair value and the cash flows resulting from settlement of these derivative transactions are classified in operating activities on the statement of cash flows. For those derivatives to which mark-to-market accounting treatment is applied, the changes in fair value are not deferred through other comprehensive income on the balance sheet. Rather they are immediately recorded in total revenue on the statement of operations. For those derivatives that are designated and qualify for cash flow hedge accounting, the effective portion of the changes in the fair value of the contracts is recorded in other comprehensive income on the balance sheet and the ineffective portion of the changes in the fair value of the contracts is recorded in total revenue on the statement of operations, in either case as such changes occur. When the hedged production is sold, the realized gains and losses on the contracts are removed from other comprehensive income and recorded in revenue. While the contract is outstanding, the unrealized and ineffective gain or loss may increase or decrease until settlement of the contract depending on the fair value at the measurement dates.

During the first quarter of 2006, we determined that the cash flow hedge accounting treatment previously applied to our natural gas derivative contracts should be discontinued due to projected changes in the 2006 physical production volumes hedged and to give us more flexibility in how we market our physical production. Beginning in the first quarter of 2006, we applied mark-to-market accounting treatment to all outstanding derivative contracts, therefore the changes in fair value are not deferred through other comprehensive income, but rather recorded in revenue immediately as unrealized gains or losses. Going forward, we will continue to evaluate the terms of new contracts entered into to determine whether cash flow hedge accounting treatment or mark-to-market accounting treatment will be applied. In the past, we used mark-to-market accounting treatment for our crude oil derivative contracts and cash flow hedge accounting treatment for our natural gas derivative contracts. Therefore, unrealized gains and losses on the change in fair value of natural gas derivative contracts between periods may not be comparable.

Included within total revenue for the years ended December 31, 2006, 2005, and 2004 was approximately $9.7 million in net gains, $2.3 million in net losses and $2.5 million in net losses, respectively, from hedging and derivative activity as shown in the table below.

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Natural gas contract settlements (Mcf)	$4,699	$(1,230)	$(328)
Crude oil contract settlements (Bbl)	—	(1,757)	(881)
Hedge premium reclassification (Mcf)	—	—	(686)
Mark-to-market unrealized change in fair value of gas derivative contracts (Mcf)	4,686	—	—
Mark-to-market reversal of prior period unrealized change in fair value of oil derivative contracts (Bbl)	(155)	565	—
Mark-to-market unrealized change in fair value of oil derivative contracts (Bbl)	500	155	(565)
Gain (loss) on hedging and derivatives	$9,730	$(2,267)	$(2,460)

The table below summarizes our outstanding derivative contracts reflected on the balance sheet at December 31, 2006 and 2005.

							Fair Value of Outstanding Hedging and Derivative Contracts as of
					Price	Volumes	December 31,
Transaction Date	Transaction Type		Beginning	Ending	Per Unit	Per Day	2006	2005
							(in thousands)
Natural Gas (1):
08/05	Natural Gas Collar		01/01/2006	12/31/2006	$7.00-$10.50	10,000MMbtu	$—	$(2,498)
08/05	Natural Gas Collar		01/01/2006	12/31/2006	$7.00-$16.10	10,000MMbtu	—	(137)
08/06	Natural Gas Collar	(3)	01/01/2007	12/31/2007	$7.50-$11.50	5,000 MMbtu	2,301	—
08/06	Natural Gas Collar	(3)	01/01/2007	12/31/2007	$7.50-$12.00	5,000 MMbtu	2,385	—
Crude Oil (2):
08/05	Crude Oil Collar		01/01/2006	12/31/2006	$55.00-$80.00	400Bbl	—	156
08/06	Crude Oil Collar		01/01/2007	12/31/2007	$70.00-$87.50	400 Bbl	1,047	—
12/06	Crude Oil Swap		01/01/2007	12/31/2007	$66.00	600 Bbl	212	—
12/06	Crude Oil Swap		01/01/2008	12/31/2008	$66.00	1,500 Bbl	(758)	—
							$5,187	$(2,479)

(1)                Our current natural gas derivative contracts were entered into on a per MMbtu delivered price basis, using the Houston Ship Channel Index.  Cash flow hedge accounting, which was applied to these contracts in 2005, was discontinued in 2006. During 2006, mark-to-market accounting treatment was applied to these contracts and the change in fair value is reflected in total revenue during the year.

(2)                Cash flow hedge accounting is not applied to our crude oil contracts, which were entered into on a per barrel delivered price basis, using the West Texas Intermediate Light Sweet Crude Oil Index. Mark-to-market accounting treatment is applied to these contracts and the change in fair value is reflected in total revenue during the year.

(3)                Subsequent to December 31, 2006, two natural gas collars covering a portion of our 2007 estimated production were terminated and replaced with new collars.  The terms of the new contracts are detailed below.

Derivative contracts entered into after December 31, 2006 were as follows:

Transaction			Effective Dates			Volume Per
Date	Transaction Type (1)		Beginning	Ending	Price Per Unit	Day
01/07	Natural Gas Collar		01/01/08	12/31/08	$7.50-$9.00	10,000 MMbtu
01/07	Natural Gas Collar		01/01/08	12/31/08	$7.50-$9.02	10,000 MMBtu
01/07	Natural Gas Collar	(2)	02/01/07	12/31/07	$7.02-$9.00	15,000 MMBtu
01/07	Natural Gas Collar	(2)	02/01/07	12/31/07	$7.00-$9.00	15,000 MMBtu
01/07	Natural Gas Collar		02/01/07	12/31/07	$7.00-$9.00	10,000 MMbtu
01/07	Natural Gas Collar		01/01/08	12/31/08	$7.50-$9.00	20,000 MMBtu

(1)                Our January 2007 natural gas collars were entered into on a per MMbtu delivered price basis, using the NYMEX Natural Gas Index. Mark-to-market accounting treatment will be applied to these contracts and the change in fair value will be reflected in total revenue.

(2)                These natural gas collars replaced contracts that were cancelled subsequent to December 31, 2006.

Sales to Major Customers

We sold natural gas and crude oil production representing 10% or more of our total revenues to the following major customers for the years ended December 31, 2006, 2005, and 2004.

	For the Year Ended December 31,
Purchaser	2006	2005	2004
Kinder Morgan	37%	29%	*
Chevron Corporation	12%	18%	22%
Copano Field Services	10%	17%	19%
Kerr-McGee Oil & Gas	10%	*	*
Upstream Energy Services (1)	3%	5%	22%

* Zero or less than 1%.

(1) Upstream Energy Services is an agent that sells our production to other purchasers on our behalf.

NOTE: Amounts disclosed are approximations and those that are less than 10% are presented for information and comparison purposes only. These percentages do not consider the effects of financial derivative instruments.

In the exploration, development and production business, production is normally sold to relatively few customers. Substantially all our customers are concentrated in the oil and gas industry, and our revenue can be materially affected by current economic conditions and the price of certain commodities such as natural gas and crude oil, the cost of which is passed through to the customer. However, based on the current demand for natural gas and crude oil and the fact that alternate purchasers are readily available, we believe that the loss of any of our major purchasers would not have a long-term material adverse effect on our operations.

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

Regulation of Oil and Natural Gas Exploration and Production.  Our operations are subject to various types of regulation at the federal, state and local levels.  Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with operations.  Our operations are also subject to various conservation laws and regulations.  These include the regulation of the size of drilling and spacing units or proration units and the density of wells that may be drilled in and the unitization or pooling of oil and natural gas properties.  In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely primarily or exclusively on voluntary pooling of lands and leases.  In areas where pooling is voluntary, it may be more difficult to form units, and therefore more difficult to develop a project, if the operator owns less than 100% of the leasehold.  In addition, state conservation laws which establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production.  The effect of these regulations may limit the amount of oil and natural gas we can produce from our wells and may limit the number of wells or the locations at which we can drill.  The regulatory burden on the oil and natural gas industry increases our costs of doing business and, consequently, affects our profitability.  Inasmuch as such laws and regulations are frequently expanded, amended and interpreted, we are unable to predict the future cost or impact of complying with such regulations.

Regulation of Sales and Transportation of Natural Gas.   Federal legislation and regulatory controls have historically affected the price of natural gas produced by us, and the manner in which such production is transported and marketed.  Under the Natural Gas Act (“NGA”) of 1938, the Federal Energy Regulatory Commission (the “FERC”) regulates the interstate transportation and the sale in interstate commerce for resale of natural gas.  Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act (the “Decontrol Act”) deregulated natural gas prices for all “first sales” of natural gas, including all sales by us of our own production.  As a result, all of our domestically produced natural gas may now be sold at market prices, subject to the terms of any private contracts that may be in effect.  However, the Decontrol Act did not affect the FERC’s jurisdiction over natural gas transportation.  Under the provisions of the Energy Policy Act of 2005 (the “2005 Act”), the NGA has been amended to prohibit any forms of market manipulation in connection with the purchase or sale of natural gas, and the FERC has issued new regulations to implement this prohibition. In addition, under the 2005 Act the FERC has been directed to establish new regulations that are intended to increase natural gas pricing transparency through, among other things, expanded dissemination of information about the availability and prices of gas sold. The 2005 Act also has significantly increased the penalties for violations of the NGA.

Our natural gas sales are affected by intrastate and interstate gas transportation regulation.  Following the Congressional passage of the Natural Gas Policy Act of 1978 (“NGPA”), the FERC adopted a series of regulatory changes that have significantly altered the transportation and marketing of natural gas.  Beginning with the adoption of Order No. 436, issued in October 1985, the FERC has implemented a series of major restructuring orders that have required pipelines, among other things, to perform “open access” transportation of gas for others, “unbundle” their sales and transportation functions, and allow shippers to release their unneeded capacity temporarily and permanently to other shippers. As a result of these changes, sellers and buyers of gas have gained direct access to the particular pipeline services they need and are better able to conduct business with a larger number of counterparties.  We believe these changes generally have improved our access to markets while, at the same time, substantially increasing competition in the natural gas marketplace.  It remains to be seen, however, what effect the FERC’s other activities will have on access to markets, the fostering of competition and the cost of doing business.  We cannot predict what new or different regulations the FERC and other regulatory agencies may adopt, or what effect subsequent regulations may have on our activities.  We do not believe that we will be affected by any such new or different regulations materially differently than any other seller of natural gas with which we compete.

In the past, Congress has been very active in the area of gas regulation.  However, as discussed above, the more recent trend has been in favor of deregulation, or “lighter handed” regulation, and the promotion of competition in the gas industry.  There regularly are other legislative proposals pending in the Federal and state legislatures that, if enacted, would significantly affect the petroleum industry.  At the present time, it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on us.  Similarly, and despite the trend toward federal deregulation of the natural gas industry, we cannot predict whether or to what extent that trend will continue, or what the ultimate effect will be on our sales of gas.  Again, we do not believe that we will be affected by any such new legislative proposals materially differently than any other seller of natural gas with which we compete.

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

The intrastate pipeline system in Texas is regulated for safety compliance by the DOT and the Texas Railroad Commission. In 2002, the United States Congress enacted the Pipeline Safety Improvement Act of 2002, which contains a number of provisions intended to increase pipeline operating safety. The DOT’s final regulations implementing the 2002 act became effective in February 2004. Among other provisions, the regulations require that pipeline operators implement a pipeline integrity management program that must at a minimum include an inspection of gas transmission pipeline and nonrural gathering facilities within the next ten years, and at least every seven years thereafter. In December 2006, Congress enacted the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, which reauthorizes the programs adopted under the 2002 Act, proposes enhancements for state programs to reduce excavation damage to pipelines, establishes increased federal enforcement of one-call excavation programs, and establishes a new program for review of pipeline security plans and critical facility inspections. In addition, beginning in October 2005, the DOT’s Pipeline and Hazardous Materials Safety Administration commenced a rulemaking proceeding to develop rules that would better distinguish onshore gathering lines from production facilities and transmission lines, and to develop safety requirements better tailored to gathering line risks. On March 15, 2006, the DOT revised its regulations to define more clearly the categories of gathering facilities subject to DOT regulation, establish new safety rules for certain gathering lines in rural areas, revise the current regulations applicable to safety and inspection of gathering lines in nonrural areas, and adopt new compliance deadlines. We are not able to predict with certainty the final impact of these new rules on the pipelines that we will acquire in the Smith acquisition.  In addition to safety regulation, state regulation of gathering facilities generally includes various environmental, and in some circumstances, nondiscriminatory take requirements, but does not generally entail rate regulation.  Natural gas gathering may receive greater regulatory rate and service scrutiny at the state level in the post-restructuring environment.

Oil Price Controls and Transportation Rates.  Sales of crude oil, condensate and gas liquids by us are not currently regulated and are made at market prices.  The price we receive from the sale of these products may be affected by the cost of transporting the products to market. Much of the transportation is through interstate common carrier pipelines.  Effective as of January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations.  The FERC’s regulation of oil transportation rates may tend to increase the cost of transporting oil and natural gas liquids by interstate pipelines, although the annual adjustments may result in decreased rates in a given year. Every five years, the FERC must examine the relationship between the annual change in the applicable index and the actual cost changes experienced in the oil pipeline industry.  In March 2006, to implement the second of the required five-yearly re-determinations, the FERC established an upward adjustment in the index to track oil pipeline cost changes. The FERC determined that the Producer Price Index for Finished Goods plus 1.3 percent (PPI plus 1.3 percent) should be the oil pricing index for the five-year period beginning July 1, 2006.  We are not able at this time to predict the effects of these regulations or FERC proceedings, if any, on the transportation costs associated with oil production from our oil producing operations.

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

The U.S. Congress and various states are currently considering proposed legislation directed at reducing “greenhouse gas emissions.”  It is not possible at this time to predict how legislation that may be enacted to address greenhouse gas emissions would impact the oil and gas exploration and production business.  However, future federal laws and regulations, if enacted, could result in increased compliance costs or additional operating restrictions and adversely affect our business and prospects.

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

Our revenue, profitability, cash flow, future growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of oil and natural gas.  Our reserves are predominantly natural gas, therefore changes in natural gas prices may have a particularly large impact on our financial results.  Lower oil and natural gas prices also may reduce the amount of oil and natural gas that we can produce economically. Historically, the markets for oil and natural gas have been volatile, and such markets are likely to continue to be volatile in the future.  Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control.  These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions, the foreign supply of oil and natural gas, the price of foreign imports and overall economic conditions.  Declines in oil and natural gas prices may materially adversely affect our financial condition, liquidity, and ability to finance planned capital expenditures and results of operations.  See ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – RISK MANAGEMENT ACTIVITIES - DERIVATIVES AND HEDGING” and ITEMS 1 AND 2. “BUSINESS AND PROPERTIES – OIL AND NATURAL GAS RESERVES” and “–  MARKETING.”

We have in the past (most recently in the third quarter of 2006) and may in the future be required to write down the carrying value of our oil and natural gas properties when oil and natural gas prices are depressed or unusually volatile.  Whether we will be required to take such a charge will depend on the prices for oil and natural gas at the end of any quarter and the effect of reserve additions or revisions and capital expenditures during such quarter.  If a write down is required, it would result in a charge to earnings, but would not impact cash flow from operating activities.

We have hedged and may continue to hedge a portion of our production, which may result in our making cash payments or prevent us from receiving the full benefit of increases in prices for oil and gas.

In order to reduce our exposure to short-term fluctuations in the price of oil and natural gas, we periodically enter into hedging arrangements.  Our hedging arrangements apply to only a portion of our production and provide only partial price protection against declines in oil and natural gas prices.  Such hedging arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected, our customers fail to purchase contracted quantities of oil or natural gas or a sudden, unexpected event materially impacts oil or natural gas prices. In addition, our hedging arrangements may limit the benefit to us of increases in the price of oil and natural gas.  See ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – RISK MANAGEMENT ACTIVITIES – DERIVATIVES AND HEDGING” and ITEMS 1 AND 2. “BUSINESS AND PROPERTIES – MARKETING.”

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

We have experienced growth in the past through the expansion of our drilling program and, more recently, acquisitions. This expansion was curtailed in 1998 and 1999, but resumed in 2000 and increased in subsequent years. Further expansion is anticipated in 2007 both through increased drilling efforts and possible acquisitions.  Any future growth may place a significant strain on our financial, technical, operational and administrative resources.  In particular, the Smith acquisition, which was completed in January 2007, has resulted in a significant growth in our assets, reserves and revenues and may place a significant strain on our financial, technical, operational and administrative resources. We may not be able to integrate the operations of the acquired assets without increases in costs, losses in revenues or other difficulties. In addition, we may not be able to realize the operating efficiencies, synergies, costs savings or other benefits expected from the Smith acquisition. Any unexpected costs or delays incurred in connection with the integration could have an adverse effect on our business, results of operations or financial condition.  We currently do not expect to hire any personnel associated with Smith. We have added to our staffing levels as a result of the Smith acquisition,and we intend to hire approximately 5 additional employees that we expect will be required to manage the increased scale of our business.  However, we may experience difficulties in finding the additional qualified personnel. In an effort to stay on schedule with our planned activities in 2007, we intend to supplement our staff with contract and consultant personnel until we are able to hire new employees.

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

Reservoir engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner and is based upon assumptions that may vary considerably from actual results.  Accordingly, reserve estimates may be subject to downward or upward adjustment.  Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material. The information regarding discounted future net cash flows included in this report should not be considered as the current market value of the estimated oil and natural gas reserves attributable to our properties.  As required by the SEC, the estimated discounted future net cash flows from proved reserves are based on prices and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower.  Actual future net cash flows also will be affected by factors such as the amount and timing of actual production, supply and demand for oil and natural gas, increases or decreases in consumption, and changes in governmental regulations or taxation.  In addition, the 10% discount factor, which is required by Financial Accounting Standards Board in SFAS No. 69, Disclosures About Oil and Natural Gas Producing Activities to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general.  See ITEMS 1 AND 2. “BUSINESS AND PROPERTIES – OIL AND NATURAL GAS RESERVES.”

Our credit facility has substantial operating restrictions and financial covenants and we may have difficulty obtaining additional credit, which could adversely affect operations.

Over the past few years, increases in commodity prices, in proved reserve amounts and the resultant increase in estimated discounted future net revenue, has allowed us to increase our available borrowing amounts.  In the future, commodity prices may decline, we may increase our borrowings or our borrowing base may be adjusted downward.  Our credit facility is secured by a pledge of substantially all of our assets and has covenants that limit additional borrowings, sales of assets and the distributions of cash or properties and that prohibit the payment of dividends on our common stock and the incurrence of liens.  The credit facility also requires that specified financial ratios be maintained.  The restrictions of our credit facility and the difficulty in obtaining additional debt financing may have adverse consequences on our operations and financial results, including our ability to obtain financing for working capital, capital expenditures, our drilling program, purchases of new technology or other purposes.  In addition,  such financing may be on terms unfavorable to us and we may be required to use a substantial portion of our cash flow to make debt service payments, which will reduce the funds that would otherwise be available for operations and future business opportunities. Further, a substantial decrease in our operating cash flow or an increase in our expenses could make it difficult for us to meet debt service requirements and require us to modify operations and we may become more vulnerable to downturns in our business or the economy generally.

Our ability to obtain and service indebtedness will depend on our future performance, including our ability to manage cash flow and working capital, which are in turn subject to a variety of factors beyond our control.  Our business may not generate cash flow at or above anticipated levels or we may not be able to borrow funds in amounts sufficient to enable us to service indebtedness, make anticipated capital expenditures or finance our drilling program.  If we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service our debt, we may be required to curtail portions of our drilling program, sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing.  We may not be able to refinance our debt or obtain additional financing, particularly in view of current industry conditions, the restrictions on our ability to incur debt under our existing debt arrangements, and the fact that substantially all of our assets are currently pledged to secure obligations under our credit facility.  See ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – LIQUIDITY AND CAPITAL RESOURCES” and “– CREDIT FACILITY.”

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

Acquisitions have become increasingly important to our business strategy in recent years. The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other factors.  Such assessments, even when performed by experienced personnel, are necessarily inexact and their accuracy inherently uncertain. Our review of subject properties will not reveal all existing or potential problems, deficiencies and capabilities.  We may not always perform inspections on every well, and may not be able to observe structural and environmental problems even when we undertake an inspection.  Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of such problems.  We may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with our expectations. We may be left with no recourse for liabilities and other problems associated with acquisitions that we do not discover prior to the closing date.  Any acquisition of property interests by us may not be successful and, if unsuccessful, such failure may have an adverse effect on our future results of operations and financial condition.

Approximately 36% of the proved reserves associated with the Smith acquisition in January 2007 and approximately 23% of our proved reserves were undeveloped as of December 31, 2006, and those reserves may not ultimately be developed.

As of December 31, 2006, approximately 36% of the proved reserves associated with the Smith acquisition in January 2007 and approximately 23% of our proved reserves were undeveloped. Proved undeveloped reserves, by their nature, are less certain than other categories of proved reserves. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations and involves greater risks. Our reserve data for the properties assumes that to develop our reserves we will make significant capital expenditures and conduct these operations successfully. Although we have prepared estimates of these natural gas and oil reserves and the costs associated with these reserves in accordance with industry standards and SEC requirements, the estimated costs may not be accurate, development may not occur as scheduled and actual results may not be as estimated.

We do not intend to pay dividends on our common stock and our ability to pay dividends on our common stock is restricted.

We have not historically paid a dividend on our common stock, cash or otherwise, and do not intend to in the foreseeable future.  We are currently restricted from paying dividends on common stock by our existing credit facility agreement and, in some circumstances, by the terms of our Series A preferred stock. Any future dividends also may be restricted by our then-existing debt agreements.  See ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – LIQUIDITY AND CAPITAL RESOURCES” and Notes 10 and 12 to our consolidated financial statements.

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

Texas Comptroller Audit - During the second quarter of 2004, we received notice that a subsidiary’s franchise tax returns for the State of Texas would be audited for the tax years 1999 through 2002. After reviewing the documents submitted, the agent representing the Office of the Comptroller of the State of Texas proposed adjustments to the calculation that would result in an increased franchise tax liability.  The agent maintained that transfers by us to our subsidiary, which were classified as intercompany loans, should instead be classified as equity investments in the subsidiary. The State of Texas originally proposed that the franchise tax liability of the subsidiaries would be increased by approximately $3.0 million for the four-year period under audit.

During the third quarter of 2006, we and the Comptroller agreed upon a method of computing our franchise tax liability to the State of Texas for the tax years 1999 through 2002 that resulted in a total one-time payment of $144,474, plus penalties of $9,228 which was recorded in 2006.  Interest on this settlement of $40,150 was paid in the fourth quarter of 2006.

Wade and Joyce Montet, et al., v. Edge Petroleum Corp of Texas, et al., consolidated with Rolland L. Broussard, et al., v. Edge Petroleum Corp of Texas, et al. - This is a consolidated suit, filed in state court in Vermilion Parish, Louisiana in September 2003. Plaintiffs are mineral/royalty owners under the Norcen-Broussard No. 1 and 2 wells, Marg Tex Reservoir C, Sand Unit A (Edge’s old Bayou Vermilion Prospect).  They claim the operator at the time, Norcen Explorer, now Anadarko, failed to “block squeeze” the sections of the No. 2 well, as a prudent operator, according to their allegations, would have done, to protect the gas reservoir from being flooded with water from adjacent underground formations. Plaintiffs further allege Norcen was negligent in not creating a field-wide unit to protect their interests.  The allegations relate to actions taken beginning in the early 1990’s. Plaintiffs have named us and other working interest owners in the leases as defendants, including Norcen Explorer’s successors in interest, Anadarko. Plaintiffs originally sought unspecified damages for lost royalties and damages due to alleged devaluation of their mineral and property interests, plus interest and attorneys’ fees. In early 2005, we filed a motion for summary judgment in the case asserting, among other defenses, that:  (i) there has been no breach of contract, (ii) there is no express or implied duty imposed on us to block squeeze the well or form a field-wide unit, (iii) the units were properly formed by the Conservation Commissioner in accordance with the statutory scheme in Louisiana, (iv) plaintiffs’ claims are barred by limitations, and (v) other defenses. Along with the other defendants, we also filed a special peremptory challenge of no cause of action under the leases and the Louisiana Mineral Code for failure to exhaust administrative remedies and due to lack of a demand. In May and June 2005, the court ruled against us on the motion for summary judgment and the peremptory challenges. Of the 18.75% after-payout working interest that was originally reserved in the leases, we owned a 2.8% working interest at the time of the alleged acts or omissions. On September 6, 2005, we filed a third-party demand to join the other working interest owners who hold the remainder of the 18.75% working interest as third-party defendants in this case. These third-parties consist, for the most part, of partnerships that are directly or indirectly controlled by John Sfondrini, a director of ours, and hold an aggregate 14.7% working interest (the “Sfondrini Partnerships”). Vincent Andrews, also a director of ours, owns a minority interest in the corporate general partner of one of the partnerships. The Sfondrini Partnerships consist of (1) Edge Group Partnership, a general partnership composed of limited partnerships of which Mr. Sfondrini and a company controlled by Mr. Sfondrini are general partners; (2) (A) Edge Option I Limited Partnership, (B) Edge Option II Limited Partnership and (C) Edge Option III Limited Partnership, limited partnerships of which Mr. Sfondrini and a company controlled by Mr. Sfondrini are general partners; and (3) BV Partners Limited Partnership, a limited partnership of which a company controlled by Messrs. Sfondrini and Andrews is general partner and of which Mr. Sfondrini is manager (and of which company Mr. Andrews is an officer).  These partnerships were among the third party defendants that we have sought to join in the case, and these partnerships have for the most part filed answers denying any liability to us. We participated for our 2.8% share of the well costs and revenues for the Broussard No. 2 well, as did the other defendants for their share, including the third-party defendant partnerships who participated for 14.7%. We strongly believe the parties should only be liable for their proportionate share of any damages award should a finding of liability occur in the case. We intend to vigorously contest the plaintiffs’ claims.

As of the date of this report, it is not possible to determine what, if any, our ultimate exposure might be in this matter. Prior to the settlement described below, plaintiffs had asserted damages, including interest, to be as high as

$63 million.  The plaintiffs’ expert witness, in his December 2005 deposition, offered his theory that plaintiffs’ gross damages are in the range of $19 to $22 million. That number is based on his theory that the alleged failure to block squeeze the well resulted in the under-production of gas worth $300 million. Plaintiffs’ royalty share of that figure yields the $19 to $22 million range of alleged damages. Based on the expert’s testimony, damages attributable to the full 18.75% interest would be in the range of $3.75 million gross or net to our 2.8% share would be in the range of $560,000 (excluding interest and attorneys’ fees). Along with the other defendants, we hired our own expert witnesses who have refuted these claims, particularly the expert’s assertions that failure to block squeeze the well caused any damages to the reservoir. The deposition of a Norcen engineer who prepared the completion plan for the Broussard No. 2 well and supervised the completion operations, taken in April 2006, confirms the testimony of the defense experts as to why the well was not block squeezed.  The plaintiffs have also retained a damages expert who has given a report that the damages in this case are in the range of $30 million, excluding interest and attorneys’ fees.  Our share of that amount based on the full 18.75% would be approximately $5.6 million and net to our 2.8% share would be approximately $840,000. We participated in mediation of this lawsuit on July 18, 2006, but the parties failed to reach an agreement.  In July 2006, the plaintiffs’ attorney sent a demand to the defendants for total damages claimed by plaintiffs, with legal interest, totaling $63 million.  Our share of that amount based on the full 18.75% interest would be approximately $12.2 million and net to our 2.8% interest would be approximately $1.8 million. On July 31, 2006 the Judge granted the defendant groups’ motion for partial summary judgment dismissing plaintiffs’ tort-based claims. Also on the same date, the Judge granted the defendant groups’ motion for partial summary judgment seeking to deny the plaintiffs an award of attorneys’ fees and also to dismiss any claim of plaintiffs that defendants had an obligation to form a field-wide unit.

Broussard Plaintiff Settlement.

On December 19, 2006, we, along with the other defendants in this suit, reached a settlement agreement with the Broussard Plaintiffs in full settlement of their 72% of the total claims made in this consolidated action.  This settlement was finalized in January 2007.  Our share of this settlement totaled approximately $208,000, which was recorded in December 2006, and the Sfondrini Partnerships’ share totaled $1,109,759.  The settlement with the Broussard Plaintiffs was finalized on February 1, 2007, and the defendants and the third-party defendants including the Sfondrini Partnerships were released from all claims by the Broussard Plaintiffs.

The Sfondrini Partnerships did not have sufficient cash to fund their respective full portion of the settlement.  Therefore, in order to facilitate the settlement, we purchased certain oil and gas properties from certain of the Sfondrini Partnerships, with the proceeds of such sale and purchase generally being directed to payment of the Broussard settlement, in full satisfaction of the Sfondrini Partnerships’ share of such settlement.  The oil and gas properties that we purchased from the Sfondrini Partnerships and their respective purchase prices are as follows:

(1)          100% of each of Edge Group Partnership’s, Edge Option I Limited Partnership’s, Edge Option II Limited Partnership’s and Edge Option III Limited Partnership’s interest in the Ilse Miller No. 2 Well and leases, Wharton County, Texas, for a total combined value of $51,243.

(2)          100% of each of Edge Group Partnership’s, Edge Option I Limited Partnership’s, Edge Option II Limited Partnership’s and Edge Option III Limited Partnership’s interest in the Wm Baas 2-16 No. 1 Well and leases, Monroe County, Alabama, for a total combined value of $14,407.

(3)          55.953% of Edge Group Partnership’s interest in certain wells and leases in the Company’s Austin and Nita prospects, for a total value of $1,044,109.

In the purchase and sale transaction between us and the Sfondrini Partnerships, BV Partners Limited Partnership, whose 2.48% share of the Broussard settlement amount was $186,000 (as determined by us and Mr. Sfondrini on behalf of the BV Partners Limited Partnership), did not sell any assets to us and did not have sufficient funds to satisfy their share of the settlement amount.  In addition, the Edge Option I, II and III Limited Partnerships did not have sufficient assets to satisfy their respective ..34%, .34% and 2.25% shares of the settlement amount, which we and Mr. Sfondrini determined to be $25,750, $25,750 and $169,102, respectively.  The shortfall amounts of Edge Option I, II and III Limited Partnerships were, net of assets that they sold to us, determined by us and Mr. Sfondrini to be $24,333, $24,333 and $163,276, respectively.  As a result, Edge Group Partnership sold additional properties (over the amount necessary to fund its portion of the settlement) to us at fair market value in an amount sufficient to allow it to have proceeds from such sale to fund BV Partners Limited Partnership’s share of the settlement and the remaining shortfall amounts owed by Edge Option I, II and III.  In return, BV Partners and Edge Option I, II and III contributed all of their interest in the Bayou Vermilion Prospect leases and the Trahan No. 3 well located thereon to Edge Group Partnership.  The fair market value of these interests contributed to Edge Group by BV Partners Limited Partnership and Edge Option I, II and III were determined by us and Mr. Sfondrini on behalf of such partnerships to be $27,793, $3,847, $3,847 and $25,263, respectively.

The valuations of the interests of the Sfondrini Partnerships purchased by us and the interests contributed to Edge Group Partnership by BV Partners and Edge Option I, II and III were made at an agreed value, using a PV10 model and assuming $7.50/MMBtu gas and $60/BBl oil, which we believed represented current pricing levels for oil and gas properties at the time, and were agreed to by us and Mr. Sfondrini, on behalf of the Sfondrini Partnerships.

The trial on the remaining claims, those of the Montet plaintiffs (approximately 28% of the original aggregate claims in the case), is now set for trial beginning August 27, 2007.  The Montet plaintiffs’ calculation of their alleged damages has not changed.  If the jury were to adopt the plaintiffs’ damage figures, the total damages attributable to the Montet plaintiffs could be approximately $17.6 million.  The defendants’ exposure for an 18.75% share of that number would be approximately $3.31 million.  The exposure for our approximate 2.8% share would be approximately $493,000.  If there were a damage award against the defendants, we believe that ultimately we should only be liable for our 2.8% share of any such award unless a co-party defendant, including any of the third-party defendants, cannot satisfy their share of any final judgment or settlement amount or are found not to be liable to us on our third-party demand.  In that event, we could be held responsible for more than our 2.8% share.  We believe we have meritorious defenses and intend to continue to vigorously contest this suit and our third-party demands against the partnerships.  We have not established a reserve with respect to these claims.

We may have insurance coverage for all or part of this claim up to the policy limits of $1 million per occurrence and $2 million in the aggregate. A claim was submitted to Mid-Continent Casualty Company, our casualty carrier, who is currently providing a defense under a reservation of rights letter.   However, on July 3, 2006, Mid-Continent filed a suit for declaratory judgment against us in federal district court in Houston, Texas seeking to determine whether it has a duty to indemnify us and certain other defendants for this loss under the policies at issue.   Mid-Continent has asked the court to declare they have no obligation to indemnify us and the third-party defendants based on certain technical definitions under the policies and the fact that the plaintiffs’ claims are based on alleged breaches of contract. We are both vigorously defending the declaratory judgment action, and actively seeking indemnity under the policies at issue for our potential liabilities, if any, to the plaintiffs in the Louisiana actions.  We are also pursuing coverage claims under other insurance policies that could cover a portion of our share of a loss in this case.

David Blake, et al. v. Edge Petroleum Corporation – On September 19, 2005, David Blake and David Blake, Trustee of the David and Nita Blake 1992 Children’s Trust filed suit against us in state district court in Goliad County, Texas alleging breach of contract for failure and refusal to transfer overriding royalty interests to plaintiffs in at least five leases in Goliad County, Texas and failure and refusal to pay monies to Blake pursuant to such overriding royalty interests for wells completed on the leases. The plaintiffs seek relief of (1) specific performance of the alleged agreement, including granting of overriding royalty interests by us to Blake; (2) monetary damages for failure to grant the overriding royalty interests; (3) exemplary damages for his claims of business disparagement and slander; (4) monetary damages for tortuous interference; and (5) attorneys’ fees and court costs. Venue of the case was transferred to Harris County, Texas by agreement of the litigants.  We have served plaintiffs with discovery and have filed a counterclaim and an amended counterclaim joining various related entities that are controlled by plaintiffs.  In addition, plaintiffs have filed an amended complaint alleging claims of slander of title and tortuous interference related to its alleged right to receive an overriding royalty interest from a third party.  Plaintiffs currently have on file an amended motion for summary judgment, to which we have filed a response.  In addition, we have filed a motion for summary judgment on the plaintiffs’ case.  In December 2006, the court denied our motion for summary judgment.  The court has not ruled on Blake’s motion.  The trial setting in March 2007 has been postponed by agreement of the parties and reset to September 15, 2007.  Discovery in the case has commenced and is continuing. We have responded aggressively to this lawsuit, and believe we have meritorious defenses and counterclaims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G (3) to Form 10-K, the following information is included in Part I of this Form 10-K.

John W. Elias has served as the Chief Executive Officer and Chairman of the Board of the Company since November 1998.  From April 1993 to September 30, 1998, he served in various senior management positions, including Executive Vice President, of Seagull Energy Corporation, a company engaged in oil and natural gas exploration, development and production and pipeline marketing.  Prior to April 1993, Mr. Elias served in various positions for more than 30 years, including senior management positions with Amoco Corporation, a major integrated oil and gas company.  Mr. Elias has more than 40 years of experience in the oil and natural gas exploration and production business.  He is 66 years old.

Michael G. Long has served as Executive Vice President and Chief Financial Officer of the Company since April 2005 and as Senior Vice President and Chief Financial Officer since December 1996, and as Treasurer of the Company since October 2004.  Mr. Long served as Vice President-Finance of W&T Offshore, Inc., an oil and natural gas exploration and production company, from July 1995 to December 1996.  From May 1994 to July 1995, he served as Vice President of the Southwest Petroleum Division for Chase Manhattan Bank, N.A.  Prior thereto, he served in various capacities with First National Bank of Chicago, most recently that of Vice President and Senior Corporate Banker of the Energy and Transportation Department, from March 1992 to May 1994.  Mr. Long received a B.A. in Political Science and a M.S. in Economics from the University of Illinois.  Mr. Long is 54 years old.

John O. Tugwell has served as Chief Operating Officer and Executive Vice President since April 2005 and prior to that served as Chief Operating Officer and Senior Vice President of Production for the Company since March 2004 and prior to that as Vice President of Production since March 1997. He served as Senior Petroleum Engineer of the Company’s predecessor corporation since May 1995.  From 1986 to May 1995, Mr. Tugwell held various reservoir/production engineering positions with Shell Oil Company, most recently that of Senior Reservoir Engineer. Mr. Tugwell holds a B.S. in Petroleum Engineering from Louisiana State University.  Mr. Tugwell is a registered Professional Engineer in the State of Texas.  Mr. Tugwell is 43 years old.

Significant Employees

C.W. MacLeod has served as the Senior Vice President Business Development and Planning for the Company since April 2004 and Vice President Business Development and Planning for the Company since January 2002. From November 1999 to December 2001, he was Vice President - Investment Banking with Raymond James and Associates, Inc.  From February 1990 to October 1999, Mr. MacLeod was a principal with Kirkpatrick Energy Associates, Inc., whose principal business was merger and acquisition services, capital arrangement and analytical services for the oil and gas producing industry.  Mr. MacLeod was responsible for originating corporate finance and research products for energy clients.  His previous experience includes positions as an independent petroleum geologist, a manager of exploration and production for an independent oil and gas producer and geologic positions with Ladd Petroleum Corporation and Resource Sciences Corporation.  Mr. MacLeod graduated from Eastern Michigan University with a B.S. in Geology and earned his M.B.A. from the University of Tulsa.  Mr. MacLeod is a registered professional geologist in the State of Wyoming.  He is 56 years old.

Howard Creasey has served as the Senior Vice President of Exploration since October 2006 and prior to that as the Vice President of Exploration since October 2005.  Before October 2005, Mr. Creasey was Chief Geologist for the Company since October 2003.  From April of 1999 until October 2003 he served as a Senior Staff Geologist for Devon Energy and its predecessor Ocean Energy.  Prior to April 1999 for 14 years Mr. Creasey served as President and Exploration Geologist for Moss Rose Energy, Inc., a company he started in 1986.  Mr. Creasey holds a B.S. in Geology from Stephen F. Austin State University, has been a member of the AAPG for over 25 years and is a Certified Geoscientist in the State of Texas.   Mr. Creasey is 51 years old.

Kirsten A. Hink has served as Vice President and Controller of the Company since October 1, 2003 and as Controller of the Company since December 31, 2000.  Prior to that time she served as Assistant Controller from June 2000 to December 2000.  Before joining Edge, she served as Controller of Benz Energy Inc., an oil and gas exploration company, from June 1998 to June 2000.  Mrs. Hink received a B.S. in Accounting from Trinity University.  Mrs. Hink is a Certified Public Accountant in the State of Texas.  She is 40 years old.

Kurt P. Primeaux has served as Vice President of Production since October 2006, Manager of Production Operations from April 2004 to October 2006, and before that, as Senior Petroleum Engineer from August 2003 to April 2004.  Prior to joining the Company, he held similar positions with Union Oil of California from June 1998 to

August 2003, most recently that of Resource Manager.  Mr. Primeaux began his career with Texaco USA in 1988 and has over 18 years experience in reservoir, drilling, production and operations engineering.  He holds a B.S. degree in Petroleum Engineering from Louisiana State University and an M.S. degree in Environmental Engineering from Tulane University.  He is 43 years old.

R. Keith Turner has served as Vice President of Land for the Company since September 2006.  Before moving to the Land Department, Mr. Turner was a Staff Attorney in the Legal Department since 2003.  Prior to joining the Company in 2003, Mr. Turner served in various capacities with Newfield Exploration Company, Fina Oil and Chemical Company and Torch Energy Advisors, Inc.  He received a B.S. in Science from Stephen F. Austin State University and a J.D. degree from South Texas College of Law.  Mr. Turner is 52 years old.

Robert C. Thomas has served as Senior Vice President, General Counsel and Corporate Secretary since October 2006 and prior to that as Vice President, General Counsel and Corporate Secretary since March 1997.  From February 1991 to March 1997, he served in similar capacities for the Company’s corporate predecessor.  From 1988 to January 1991, he was associate and acting general counsel for Mesa Limited Partnership in Amarillo, Texas.  Mr. Thomas holds a B.S. degree in Finance and a J.D. degree in Law from the University of Texas at Austin.  He is 53 years old.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on Common Equity and Related Stockholder Matters.

As of March 8, 2007, we estimate there were approximately 236 record holders of our common stock.  Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) and traded under the symbol “EPEX”.  As of March 8, 2007, we had 28,383,455 shares outstanding and our closing price on NASDAQ was $11.97 per share.  The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock as listed on NASDAQ.

	Common Stock Prices
	High ($)	Low ($)
Calendar 2006
First Quarter	34.65	22.89
Second Quarter	26.85	16.60
Third Quarter	21.58	15.28
Fourth Quarter	20.26	15.00

Calendar 2005
First Quarter	18.24	13.40
Second Quarter	16.86	12.46
Third Quarter	27.94	15.47
Fourth Quarter	28.49	20.05

We have never paid a dividend on our common stock, cash or otherwise, and do not intend to in the foreseeable future.  In addition, under our current credit facility, we are restricted from paying cash dividends on our common stock.  The payment of future dividends, if any, will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements, restrictions in financing agreements, business conditions and other factors.  See ITEMS 1A. “RISK FACTORS – We do not intend to pay dividends on our common stock and our ability to pay dividends on our common stock is restricted.”

There were no repurchases of securities during the fourth quarter of 2006.

Performance Graph

The following performance graph compares the cumulative total stockholder return on the common stock to the cumulative total return of the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and an index composed of all publicly traded oil and gas companies identifying themselves by primary Standard Industrial Classification (“SIC”) Code 1311 (Crude Petroleum and Natural Gas) for the period beginning December 31, 2001 and ending December 31, 2006.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN

AMONG EDGE PETROLEUM CORPORATION, S&P 500 INDEX

AND SIC CODE 1311 INDEX

The graph assumes that $100 was invested on December 31, 2001 in each of Edge common stock, the S&P 500 Index and the SIC Code 1311 companies and assumes that all dividends were reinvested:

	Edge Petroleum	S&P 500 Index	SIC Code Index
December 31, 2001	$100.00	$100.00	$100.00
December 31, 2002	$70.75	$77.90	$106.61
December 31, 2003	$190.94	$100.25	$171.22
December 31, 2004	$275.09	$111.15	$217.51
December 31, 2005	$470.00	$116.61	$312.49
December 31, 2006	$344.15	$135.03	$406.32

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding the Company as of and for each of the periods indicated.  The following data should be read in conjunction with ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and ITEM 8. “FINANCIALS STATEMENTS AND SUPPLEMENTARY DATA”:

	Year Ended December 31,
	2006 (1) (2)	2005 (3)	2004 (4)	2003 (5)	2002
	(in thousands, except per share amounts)
Statement of operations:
Oil and natural gas revenue	$129,744	$121,183	$64,505	$33,926	$20,911
Operating expenses:
Oil and natural gas operating expenses including production and ad valorem taxes	18,257	17,068	9,309	5,116	3,831
Depletion, depreciation, amortization and accretion (5)	61,080	40,218	21,928	13,577	10,427
Impairment of oil and natural gas properties (6)	96,942	—	—	—	—
General and administrative expenses and bad debt expense	13,788	12,436	9,447	7,132	5,229
Total operating expenses	190,067	69,722	40,684	25,825	19,487
Operating income (loss)	(60,323)	51,461	23,821	8,101	1,424
Interest expense and amortization of deferred loan costs, net of amounts capitalized	(2,665)	(153)	(473)	(679)	(228)
Interest income	152	128	36	17	27
Income (loss) before income taxes and cumulative effect of accounting change	(62,836)	51,436	23,384	7,439	1,223
Income tax (expense) benefit	21,575	(18,078)	(8,255)	(2,731)	(473)
Income (loss) before cumulative effect of accounting change	(41,261)	33,358	15,129	4,708	750
Cumulative effect of accounting change (5)	—	—	—	(358)	—
Net income (loss)	$(41,261)	$33,358	$15,129	$4,350	$750
Basic earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	$(2.38)	$1.95	$1.16	$0.48	$0.08
Cumulative effect of accounting change	—	—	—	(0.03)	—
Basic earnings (loss) per share	$(2.38)	$1.95	$1.16	$0.45	$0.08
Diluted earnings (loss) per share :
Income (loss) before cumulative effect of accounting change	$(2.38)	$1.87	$1.11	$0.47	$0.08
Cumulative effect of accounting change (5)	—	—	—	(0.03)	—
Diluted earnings (loss) per share	$(2.38)	$1.87	$1.11	$0.44	$0.08
Basic weighted average number of shares outstanding (7)	17,368	17,122	13,029	9,726	9,384
Diluted weighted average number of shares outstanding (7)	17,368	17,815	13,648	9,988	9,606
EBITDA Reconciliation (8):
Net income (loss)	$(41,261)	$33,358	$15,129	$4,350	$750
Cumulative effect of accounting change (5)	—	—	—	358	—
Income tax expense (benefit)	(21,575)	18,078	8,255	2,731	473
Interest expense and amortization of deferred loan costs, net of amounts capitalized	2,665	153	473	679	228
Interest income	(152)	(128)	(36)	(17)	(27)
Depletion, depreciation, amortization and accretion (5)	61,080	40,218	21,928	13,577	10,427
EBITDA	$757	$91,679	$45,749	$21,678	$11,851

	As of December 31,
	2006 (1) (2)	2005 (3)	2004 (4)	2003 (5)	2002
	(in thousands)
Selected Cash Flow Data:
Net cash provided by operating activities	$97,409	$93,111	$42,270	$23,898	$10,408

Net cash used in investing activities	$(140,412)	$(167,280)	$(89,410)	$(28,070)	$(19,255)
Net cash provided by financing activities	$44,418	$72,568	$48,080	$2,931	$10,623

Selected Balance Sheet Data:
Working capital (9)	$10,162	$10,537	$8,957	$948	$3,310
Property and equipment, net	289,457	306,456	165,840	97,981	75,682
Total assets	321,657	343,380	190,990	118,012	85,576
Long-term debt, including current maturities	129,000	85,000	20,000	21,000	20,500
Stockholders’ equity (7)	156,052	191,755	150,467	82,011	58,533

(1)                  As discussed in Note 6 to our consolidated financial statements, we completed one significant property acquisition in December 2006 and various other working interest acquisitions throughout the year, which could affect the comparability of our results in 2006 to prior periods.

(2)                  As discussed in Note 9 to our consolidated financial statements, in 2006 we discontinued the use of cash flow hedge accounting on our natural gas contracts.  During 2006, mark-to-market accounting treatment was applied to these contracts, which affects the comparability of our results in 2006 to prior periods.

(3)                  As discussed in Note 6 to our consolidated financial statements, we completed one property acquisition and one corporate acquisition in the fourth quarter of 2005, which affects the comparability of our results in 2005, and subsequent periods, to prior periods.

(4)                  As discussed in Note 6 to our consolidated financial statements, we completed the merger with Miller in December 2003, which affects the comparability of our results in 2004, and subsequent periods, to prior periods.

(5)                  As discussed in Note 7 to our consolidated financial statements, effective January 1, 2003, we changed our method of accounting for asset retirement obligations, which affects the comparability of our results in 2003, and subsequent periods, to prior periods.

(6)                  As discussed in Note 2 to our consolidated financial statements, in the third quarter of 2006 we recorded an impairment of oil and natural gas properties in the amount of $96.9 million ($63.0 million, net of tax) as a result of our full-cost ceiling test.  The impairment of oil and natural gas properties was primarily the result of a decline in natural gas prices at September 30, 2006, the date of impairment measurement for the full-cost ceiling test.  No such impairment was necessary in the years 2002 through 2005.

(7)                  As discussed in Note 11 to our consolidated financial statements, we completed a public offering of our common stock on December 21, 2004 and a significant property acquisition on December 29, 2004, therefore certain of our results in 2004 and subsequent periods are not directly comparable to periods prior to 2004.

(8)                  EBITDA is defined as net income (loss) before cumulative effect of accounting change, interest expense and amortization of deferred loan costs (net of interest income and amounts capitalized), income tax expense, depletion, depreciation and amortization and accretion expense. EBITDA is not adjusted for the full-cost ceiling test impairment recorded in 2006.  EBITDA is a financial measure commonly used in the oil and natural gas industry, but is not defined under accounting principles generally accepted in the United States of America (“GAAP”). EBITDA should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP or as a measure of a company’s profitability or liquidity. Because EBITDA excludes some, but not all, items that affect net income, this measure may vary among companies. The EBITDA data presented above may not be comparable to a similarly titled measure of other companies. Our management believes that EBITDA is a meaningful measure to investors and provides additional information about our ability to meet our future liquidity requirements for debt service, capital expenditures and working capital. In addition, management believes that EBITDA is a useful comparative measure of operating performance and liquidity.  For example, debt levels, credit ratings and, therefore, the impact of interest expense on earnings vary significantly between companies. Similarly, the tax positions of individual companies can vary because of their differing abilities to take advantage of tax benefits, with the result that their effective tax rates and tax expense can vary considerably. Finally, companies differ in the age and method of acquisition of productive assets, and thus the relative costs of those assets, as well as in the depreciation or depletion (straight-line, accelerated, units of production) method, which can result in considerable variability in depletion, depreciation and amortization expense between companies. Thus, for comparison purposes, management believes that EBITDA can be useful as an objective and comparable measure of operating profitability and the contribution of operations to liquidity because it excludes these elements.

(9)                  Working Capital is defined as current assets less current liabilities.

We do not pay cash dividends on our common stock and have not in the periods presented above; therefore, they are not presented in the selected financial data.  We expect to pay dividends on our 5.75% Series A cumulative convertible perpetual preferred stock issued in our January 2007 offering.

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

GENERAL OVERVIEW

Edge Petroleum Corporation (“Edge”, “we” or the “Company”) is a Houston-based independent energy company that focuses its exploration, development, production, acquisition and marketing activities in selected onshore basins of the United States. In late 1998, we undertook a top-level management change and began a shift in strategy from pure exploration, which focused more on prospect generation, to our current strategy which focuses on a balanced program of exploration, exploitation and development and acquisition of oil and gas properties. We generate revenues, income and cash flows by producing and marketing oil and natural gas produced from our oil and natural gas properties. We make significant capital expenditures in our exploration, development, and production activities that allow us to continue generating revenue, income and cash flows.  We have also spent considerable efforts on acquisitions, including both corporate and asset acquisitions, which have contributed to our growth in recent years.

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

•                  Risk Management Activities – Derivatives & Hedging – supplementary information regarding our price-risk management activities.

•                  Tax Matters – supplementary discussion of income tax matters.

•                  Recently Issued Accounting Pronouncements – a discussion of certain recently issued accounting pronouncements that may impact our future results.

INDUSTRY AND ECONOMIC FACTORS

In managing our business, we must deal with many factors inherent in our industry.  First and foremost is the fluctuation of oil and gas prices.  Historically, oil and gas markets have been cyclical and volatile, which makes future price movements difficult to predict.  While our revenues are a function of both production and prices, wide swings in commodity prices have most often had the greatest impact on our results of operations. We have little ability to predict those prices or to control them without losing some advantage of the upside potential. During 2006, natural gas prices steadily declined from their record highs at the end of 2005.  Crude oil prices spiked to an all-time high in the summer of 2006, but subsequently declined to a price similar to the price at the end of 2005. Despite these changes in 2006, oil and gas prices remain at historically high levels.

Our operations entail significant complexities.  Advanced technologies requiring highly trained personnel are utilized in both exploration and production.  Even when the technology is properly used, we may still not know conclusively if hydrocarbons will be present or the rate at which they will be produced.  Exploration is a high-risk activity, often times resulting in no commercially productive reserves being discovered.  Moreover, costs associated with operating within our industry are substantial. The high commodity price environment in 2005 led to increased costs in our industry, and in 2006, we saw commodity prices decline while operating costs continued to increase.  These factors, together with increased demand for rigs, equipment, supplies and services, have made it difficult at times for us to further our growth, and made timely execution of our planned activities difficult.

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

We periodically hedge our exposure to volatile oil and gas prices on a portion of our production to reduce price risk. In 2006, we had 53% and 42% of our natural gas and crude oil production, respectively, hedged.  As of March 9, 2007, we have derivative contracts in place covering approximately 60% and 72% of our anticipated 2007 natural gas and crude oil production, respectively, including the effect of the Smith acquisition which closed in January 2007, but before any other acquisitions that may occur.

Implementation of our business approach relies on our ability to fund ongoing exploration and development projects with cash flow provided by operating activities and external sources of capital.  Our Board recently approved a 2007 capital budget of approximately $140 million. Based on current expectations for production volumes and commodity prices, we expect to fund those capital expenditures from internally generated cash from operating activities. We do not typically include acquisitions in our budgeted capital expenditures, but expect to fund those with either borrowings under our credit facility, proceeds from offerings of common stock or other securities under our shelf registration statement or other sources.

For 2006, we reported a 5% increase in annual production volumes over the 2005 period. We also replaced 97% of our total 2006 production (see ITEMS 1 AND 2. “BUSINESS AND PROPERTIES – OIL AND NATURAL GAS RESERVE REPLACEMENT”).  At December 31, 2006, our net proved reserves were 102.1 Bcfe, of which approximately 77% were developed.  In addition, in January 2007, we acquired certain oil and gas properties from Smith Production Inc., as discussed below in “ACQUISITIONS AND DIVESTITURES - Acquisitions.”  Following the completion of our two recent public offerings that resulted in net proceeds of approximately $276.7 million, we believe we are in a strong financial position.  We have unused borrowing capacity of $85.0 million as of March 9,

2007.  Operationally and financially, we believe we are well positioned to continue the execution of our business strategy during 2007.

ACQUISITIONS AND DIVESTITURES

Acquisitions - We have become increasingly active in acquisitions in recent years. We have looked to acquisitions to enable us to achieve our growth objectives and we expect acquisitions will continue to play a significant role in our future plans for growth. Acquisitions add meaningful incremental increases in reserves and production and may range in size from acquiring a working interest in non-operated producing property to an entire field or company. Unlike drilling capital, which is planned and budgeted, acquisition capital is neither budgeted nor allocated.  Specific timing and size of acquisitions cannot be predicted. Although we consider a wide variety of acquisitions, a significant part of our growth strategy is expected to be focused toward producing property acquisitions, which we believe have exploitable potential. Because of our financial flexibility, we are positioned to take advantage of opportunities to acquire producing properties as they may arise. In today’s high-price environment, where production is providing greater cash flow and earnings to most companies in our industry, identifying quality opportunities is difficult. We believe through hard work, technical ability and creative thinking, we will continue to grow through both acquisitions and drilling. Any such acquisition could involve the payment by us of a substantial amount of cash or the issuance of a substantial number of additional shares or other securities.

On January 31, 2007, we completed the purchase. of certain oil and natural gas properties located in 13 counties in south and southeast Texas and other assets from Smith Production Inc.  We paid approximately $389.8 million for these assets.  In total, the Smith assets include approximately 150 gross producing wells (74 net) and an ownership interest in approximately 17,000 gross (12,250 net) developed acres and 56,000 gross (16,000 net) undeveloped acres of leasehold, all as of December 31, 2006.  In addition to the properties and related acreage, we acquired from Smith certain gathering facilities and ownership of approximately 13 miles of natural gas gathering pipelines and related infrastructure serving certain producing assets in southeast Texas. The pipeline system transports our natural gas as well as third-party natural gas.  We also acquired 25% of Smith’s option and leasehold rights in an approximate 95 square mile 3-D exploration area with approximately 30,000 gross acres of leases and options located in the Mission project area in Hidalgo County in south Texas, with a primary focus on the Vicksburg formation.  We acquired a 12.5% working interest in an approximate 160 square mile 3-D exploration area with approximately 55,000 gross acres of leases and options located in the Yates Ranch/Hostetter project area in McMullen and Duval Counties in south Texas. The 160 mile 3-D area increases our exposure to the Middle and Deep Wilcox trend. Furthermore, this venture allows us to participate in a proposed additional 3-D shoot covering approximately 120 square miles near the Yates Ranch within the Wilcox trend. We also acquired 25% of Smith’s option and leasehold rights in an approximate 105 square mile 3-D exploration area with approximately 60,000 gross acres of leases and options in Newton County in southeast Texas and Beauregard Parish in Louisiana with a focus on prospects in the Frio, Yegua and Wilcox formations at depths ranging between 4,000 and 10,000 feet.  We financed the Smith acquisition through concurrent public offerings of 10.925 million shares of our common stock and 2.875 million shares of our Series A preferred stock, along with borrowings under a new revolving credit facility.

On December 28, 2006, we completed an acquisition of certain working interests in the Chapman Ranch Field in Nueces County, Texas from Kerr-McGee, a wholly-owned subsidiary of Anadarko Petroleum Corporation.  In late 2005, we acquired non-operated working interests ranging from 44% to 50% in several producing wells in this field, as discussed below.  In the Kerr-McGee acquisition, we acquired an additional 44% to 50% working interest in the same wells in the field and acquired two additional wells, bringing our working interests in those Chapman Ranch properties, including a total of nine producing wells, to 88% to 100%.  The base purchase price of the acquisition was $26.0 million.  The purchase price was preliminarily adjusted at closing to approximately $25 million (including a previously paid deposit of $2.6 million) as a result of adjustments to the purchase price for the results of operations between the December 1, 2006 effective date and the December 28, 2006 closing date, and other purchase price adjustments.  There may be post-closing adjustments to the purchase price for results of operations between the effective date and closing date as further information becomes available.  We financed the purchase price of the Kerr-McGee acquisition through $24.0 million in borrowings under our credit facility, the borrowing base of which was increased in connection with this transaction (see Note 10 to our consolidated financial statements).

On September 21, 2005, we acquired (i) the stock of a private company, Cinco Energy Corporation (“Cinco”), whose primary asset is ownership of working interests in oil and natural gas properties located on the Chapman Ranch Field in south Texas and (ii) additional working interests in the same field owned by two other private companies for an aggregate cash purchase price of approximately $74.9 million (of which $46.9 million was attributable to the stock purchase and $28.0 million was attributable to the working interest asset purchase). We allocated approximately $17.5 million of the total purchase price to the unproved property category. The properties acquired from these entities are located in Nueces County, Texas and consisted of six producing wells, one well undergoing completion operations, and one well shut in for evaluation, as well as an ownership interest in approximately 1,300 net acres of developed and undeveloped leasehold.  We financed the acquisitions through borrowings under our then-existing credit facility, the borrowing base of which was increased in connection with the acquisitions and other activities after the last redetermination.

On October 13, 2005, we consummated the Chapman Ranch Field asset acquisition for a final purchase price of $28.0 million. On November 30, 2005, we consummated the Cinco stock purchase for a final purchase price of $46.9 million.

On December 29, 2004, we acquired oil and natural gas properties located in south Texas from Contango Oil & Gas Company (“Contango”) for a final purchase price of $40.1 million.  We financed the acquisition with proceeds from a public offering of our common stock under our shelf registration (see Note 11 to our consolidated financial statements). The properties acquired consisted of 39 non-operated producing wells with working interests ranging from approximately 41% to 75% and net revenue interests ranging from 29% to 56%. These properties, located primarily in Jim Hogg County, Texas and producing primarily from the Queen City formation, are in a geographic area that has been one of our most active and successful areas of focus in recent years. In addition to estimated proved reserves, our technical team also identified a substantial number of additional drilling locations on undeveloped acreage for which we realized much of the exploitable potential in 2005 and 2006.  We believe this area to be a continued target of exploitable potential for us in future years.

Divestitures - We regularly review our asset base for the purpose of identifying non-core assets, the disposition of which would increase capital resources available for other activities and create organizational and operational efficiencies. While we generally do not dispose of assets solely for the purpose of reducing debt, such dispositions can have the result of furthering our objective of financial flexibility through reduced debt levels. During the first half of 2006, we sold our Buckeye properties in Live Oak County, Texas for $627,645.  During 2005, we had no divestitures. During 2004, our net proceeds from asset divestitures of $60,000 were primarily derived from the sale of certain oil and gas properties and equipment in Texas, Mississippi and Louisiana.

OUTLOOK

•                  We successfully completed one significant acquisition during 2006, as well as a large, transforming acquisition in the first quarter of 2007, both of which added valuable reserves in our core areas in Texas. We also completed smaller working interest acquisitions in 2006.  We expect to continue to spend considerable effort in 2007 on acquisitions, as we seek to further our growth.

•                  We expect to drill between 80 and 90 wells (37 and 42 net, respectively) in 2007 and we estimate capital spending for the year to be approximately $140 million. Our ability to materially increase the number of wells to be drilled is heavily dependent upon the timely access to oilfield services, particularly drilling rigs.  The shortage of available rigs in 2006 delayed the drilling of several wells, slowing growth in our production for the year.

•                  Drilling activities in the Fayetteville Shale play were initiated during the second quarter of 2006 and we expect that activity to continue into 2007.

•                  In order to manage our realized growth in 2006 and our anticipated growth for the next several years, we increased our headcount from 62 employees as of December 31, 2005 to 68 employees as of December 31, 2006, resulting in increased G&A costs for 2006. We have added and expect to continue to add to our staff levels again in 2007 both as a result of recent growth and anticipated future growth.

•                  To help protect against the possibility of downward commodity price movements and lost revenue, we have several derivatives in place to hedge a portion of our expected natural gas and crude oil production streams for 2007 and 2008. While there was no cash impact from our oil derivatives contracts, our gas derivatives contracts contributed $4.7 million to our cash flows in 2006. We discontinued cash flow hedge accounting treatment on our natural gas collars, and thus all of our derivative transactions are now accounted for using mark-to-market accounting treatment (see Note 9 to our consolidated financial statements).

•                  We recorded a $96.9 million ($63.0 million, net of tax) non-cash impairment relating to our oil and natural gas properties during the third quarter of 2006 resulting from our full-cost ceiling test. Natural gas prices fell below $5.00 per MMBtu at September 30, 2006, but subsequently rose above $6.00 per MMBtu after the third quarter end, which we believe would have allowed us to avoid the impairment if, as would have been allowed under applicable accounting guidelines, we had elected to use such subsequent prices in determining the calculation of our ceiling test at September 30, 2006. However, oil and natural gas prices are expected to continue to be volatile in the future.  The benefit of the write-down is that it is expected to decrease future depletion expense and we believe that it will more appropriately state our capitalized costs.

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

 “Ceiling” Test - The full-cost method of accounting for oil and gas properties requires a quarterly calculation of a limitation on capitalized costs, often referred to as a full-cost ceiling test. The ceiling is the discounted present value of our estimated total proved reserves adjusted for taxes and the impact of qualifying hedges on pricing, using a 10% discount rate. To the extent that our capitalized costs (net of accumulated depletion and deferred taxes) exceed the ceiling, the excess must be written off to expense. Once incurred, this impairment of oil and gas properties is not reversible at a later date even if oil and gas prices increase. A ceiling test impairment could result in a significant loss for a reporting period; however, future depletion expense would be correspondingly reduced. During the year ended December 31, 2006, we recorded a ceiling test impairment of $96.9 million ($63.0 million, net of tax).  No such impairment was required in the years ended December 31, 2005 and 2004. The ceiling test calculation dictates that prices and costs in effect as of the last day of the period are to be used in calculating the discounted present value of our estimated total proved reserves.  Oil and natural gas prices used in the reserve valuation at December 31, 2006 were $61.06 per barrel and $5.62 per MMbtu.

Effect if different assumptions used: Units-of-production method to amortize our oil and natural gas properties - A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the year by approximately 10%.

“Ceiling” Test - The most likely factor to contribute to a ceiling test impairment is the price used to calculate the reserve limitation threshold. A significant reduction in prices at a measurement date could trigger a full-cost ceiling impairment. Such a reduction from June 30, 2006 to September 30, 2006 was primarily responsible for our impairment in the third quarter of 2006.  Subsequent to September 30, 2006, quoted market prices for natural gas increased such that we believe we would have avoided a write down if, as would have been allowed under applicable accounting guidelines, we had elected to use such subsequent prices in calculating our ceiling test at September 30, 2006.  We had a cushion (i.e. the excess of the ceiling over our capitalized costs) of $31.9 million, net of tax, at December 31, 2006.  A 10% increase or decrease in prices used would have increased or decreased, respectively, our cushion by approximately 78%. Our hedging program would serve to mitigate some of the economic impact of any price decline. However, since we no longer apply cash flow hedge accounting to our derivative contracts, our hedging program does not impact the ceiling test. Had we applied cash flow hedge accounting to our outstanding derivative contracts, the cushion at December 31, 2006 would have increased by approximately $11.1 million. Another likely factor to contribute to a ceiling test impairment is a revised estimate of reserve volume. A 10% increase or decrease in reserve volume would have increased or decreased, respectively, our cushion at December 31, 2006 by approximately 53%, net of tax.  As noted above, we used pricing and costs as of the last day of the period to determine our ceiling test.  Should commodity prices decrease significantly in 2007, the possibility of a ceiling test impairment at a future date exists.  Also, the effects of the Smith acquisition in 2007 could increase the possibility that we will be required to record a ceiling test impairment, particularly if commodity prices decline below the effective levels paid for in the Smith acquisition.

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

Assumptions/Approach Used: At December 31, 2006, we had $57.6 million allocated to unproved property. This allocation is based on our estimation of whether the property has potential attributable reserves. Therefore, our assessment of the potential reserves will determine whether costs are moved from the unproved category to the full-cost pool for depletion or whether an impairment is taken.

Effect if different assumptions used: A 10% increase or decrease in the unproved property balance (i.e. transfer to full-cost pool) would have decreased or increased, respectively, our depletion expense by approximately 2% for the year ended December 31, 2006.

Nature of Critical Estimate Item: Asset Retirement Obligations - We have certain obligations to remove tangible equipment and restore land at the end of oil and gas production operations.  Our removal and restoration obligations are primarily associated with plugging and abandoning wells. Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, the costs associated with this activity were capitalized to the full-cost pool and charged to income through depletion. SFAS No. 143 significantly changed the method of accruing for costs an entity is legally obligated to incur related to the retirement of fixed assets (“asset retirement obligations” or “ARO”).  Primarily, SFAS No. 143 requires us to estimate asset retirement costs for all of our assets, adjust those costs for inflation to the forecast abandonment date, discount that amount using a credit-adjusted-risk-free rate back to the date we acquired the asset or obligation to retire the asset, and record an ARO liability in that amount with a corresponding addition to our asset value. When new obligations are incurred, i.e. new well drilled or acquired, we add a layer to the ARO liability. We accrete the liability layers quarterly using the applicable period-end effective credit-adjusted-risk-free rates for each layer. Should either the estimated life or the estimated abandonment costs of a property change upon our quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using our credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost (included in the full-cost pool); therefore, abandonment costs will almost always approximate the estimate. When well obligations are relieved by sale of the property or plugging and abandoning the well, the related liability and asset costs are removed from our balance sheet.

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

Effect if different assumptions used: Since there are so many variables in estimating AROs, we attempt to limit the impact of management’s judgment on certain of these variables by using input of qualified third parties. We engage independent engineering firms to evaluate our properties annually. We use the remaining estimated useful life from the year-end reserve reports by our independent reserve engineers in estimating when abandonment could be expected for each property. We utilize a three-year average rate for inflation to diminish any significant volatility that may be present in the short term. We expect to see our calculations impacted significantly if interest rates are volatile, as the credit-adjusted-risk-free rate is one of the variables used on a quarterly basis. We have developed a standard cost estimate based on historical costs, industry quotes and depth of wells. Unless we expect a well’s plugging to be significantly different than a normal abandonment, we use this estimate. The resulting estimate, after application of a discount factor and some significant calculations, could differ from actual results, despite all our efforts to make an accurate estimate.

Nature of Critical Estimate Item: Income Taxes - In accordance with the accounting for income taxes under SFAS No. 109, Accounting for Income Taxes, we have recorded a deferred tax asset and liability to account for the expected future tax benefits and consequences of events that have been recognized in our financial statements and our tax returns. There are several items that result in deferred tax asset and liability impact to the balance sheet, but the largest of which is the impact of net operating loss (“NOL”) carryforwards. We routinely assess our ability to use all of our NOL carryforwards that result from substantial income tax deductions, prior year losses and acquisitions. We consider future taxable income in making such assessments.  If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, it is reduced by a valuation allowance.

Assumptions/Approach Used: Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions (particularly as related to prevailing oil and natural gas prices). We were required to make alternative minimum tax payments for 2006 of $94,100 and for 2005 of $327,400 , but no alternative minimum tax payments were made in 2004.

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

Hedge Contracts - We formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used for hedging are expected to be highly effective in offsetting changes in cash flows of the hedged transactions.  The ongoing measurement of effectiveness determines whether the change in fair value is deferred through other comprehensive income (“OCI”) on the balance sheet or recorded immediately in revenue on the income statement. The effective portion of the changes in the fair value of hedge contracts is recorded initially in OCI. When the hedged production is sold, the realized gains and losses on the hedge contracts are removed from OCI and recorded in revenue. Ineffective portions of the changes in the fair value of the hedge contracts are recognized in revenue as they occur. The cash flows resulting from settlement of these hedge transactions are included in cash flows from operating activities on the statement of cash flows.  While the hedge contract is outstanding, the fair value may increase or decrease until settlement of the contract. In the event it is determined that the use of a particular derivative may not be or has ceased to be effective in pursuing a hedging strategy, hedge accounting is discontinued prospectively. During the first quarter of 2006, we discontinued cash flow hedge accounting treatment applied to our natural gas contracts due to projected changes in the 2006 physical production volumes hedged and to give us flexibility in how we market our physical production. Therefore, all contracts are utilizing mark-to-market accounting treatment rather than cash flow hedge accounting treatment at December 31, 2006, as discussed below.

Derivative Contracts - For transactions accounted for using mark-to-market accounting treatment, the change in the fair value of the derivative contract is reflected in revenue immediately, and not deferred through OCI, and there is no measurement of effectiveness.

Assumptions/Approach Used: Estimating the fair values of derivative instruments requires complex calculations, including the use of a discounted cash flow technique, estimates of risk and volatility, and subjective judgment in selecting an appropriate discount rate. In addition, the calculations use future market commodity prices, which although posted for trading purposes, are merely the market consensus of forecasted price trends. The results of the fair value calculations cannot be expected to represent exactly the fair value of our commodity hedges. We currently obtain the fair value of our positions from our counterparties. Our practice of relying on our counterparties who are more specialized and knowledgeable in preparing these complex calculations reduces our management’s input and approximates the fair value of the contracts, as the fair value obtained from our counterparties would be the cost to us to terminate a contract at that point in time. Due to the fact that we apply mark-to-market accounting treatment, the offset to the balance sheet asset or liability, or the change in fair value of the contracts, is included in revenue on the income statement rather than in OCI on the balance sheet.

Effect if different assumptions used: At December 31, 2006, a 10% change in the commodity price per unit, as long as the price is either above the ceiling or below the floor price, would cause the fair value total of our derivative financial instruments to increase or decrease by approximately $0.6 million. Had we applied cash flow hedge accounting treatment to all of our derivative contracts outstanding at December 31, 2006, our net loss for the year would have been reduced to $33.3 million.

RESULTS OF OPERATIONS

This section includes discussion of our 2006, 2005 and 2004 results of operations.  We are an independent energy company engaged in the exploration, development, acquisition and production of oil and natural gas.  Our resources and assets are managed and our results reported as one operating segment.  We conduct our operations primarily along the onshore United States Gulf Coast, with our primary emphasis in south Texas, Mississippi, Louisiana and southeast New Mexico.

Revenue and Production

Our primary source of production and revenue is natural gas. For the years ended December 31, 2006, 2005 and 2004, our product mix contributed the following percentages of revenues and production:

	REVENUES (1)
	2006	2005	2004
Natural gas	79%	82%	82%
Natural gas liquids	4%	5%	7%
Crude oil	17%	13%	11%

Total	100%	100%	100%

(1)          Includes effect of hedging and derivative transactions.

	PRODUCTION VOLUMES (MCFE)
	2006	2005	2004
Natural gas	80%	77%	75%
Natural gas liquids	8%	11%	14%
Crude oil	12%	12%	11%

Total	100%	100%	100%

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

The following table summarizes production volumes, average sales prices and operating revenue for our oil and natural gas operations for the periods indicated.

	For the Year Ended December 31,			% Increase (Decrease)
	2006	2005	2004	06 vs. 05	05 vs. 04
	(in thousands, except prices and percentages)
Production Volumes:
Natural gas (Mcf)	13,850	12,597	9,148	10%	38%
Natural gas liquids (Bbls)	222	308	276	(28)%	11%
Oil and condensate (Bbls)	345	324	215	6%	51%
Natural gas equivalent (Mcfe)	17,251	16,384	12,093	5%	35%
Average Sales Price (1):
Natural gas ($ per Mcf)(2)	$6.68	$7.97	$5.91	(16)%	35%
Natural gas liquids ($ per Bbl)	25.52	18.45	15.83	38%	17%
Oil and condensate ($ per Bbl) (2)	63.10	53.57	39.77	18%	35%
Natural gas equivalent ($ per Mcfe) (3)	7.52	7.40	5.33	2%	39%
Operating Revenue:
Natural gas (2)	$92,582	$100,437	$54,057	(8)%	86%
Natural gas liquids	5,665	5,677	4,373	0%	30%
Oil and condensate (2)	21,767	17,336	8,535	26%	103%
Gain (loss) on hedging and derivatives	9,730	(2,267)	(2,460)	*	8%
Total (3)	$129,744	$121,183	$64,505	7%	88%

(1) Prices are calculated based on whole numbers, not rounded numbers.

(2) Excludes the effect of hedging and derivative transactions.

(3) Includes the effect of hedging and derivative transactions.

*Not meaningful, as different accounting treatment between reporting periods affects comparability.

Natural gas revenue - Natural gas revenue, excluding hedging activity, decreased 8% for the year ended December 31, 2006 over the same period in 2005 and increased 86% for the year ended December 31, 2005 over the same period in 2004. This growth from 2004 to 2005 resulted from significantly higher production and higher realized prices, whereas the decline in natural gas revenue from 2005 to 2006 was due to lower average realized prices that were partially offset by higher production levels. Average natural gas production increased from 25.0 MMcf/d in 2004 to 34.5 MMcf/d in 2005 and to 37.9 MMcf/d in 2006. Production increases in 2005 and 2006 as compared to 2004 have been attributable in part to significant drilling at our Queen City and southeast New Mexico properties. In addition, a significant amount of growth has come from acquisitions, including the existing production in the Queen City trend in late 2004, the Chapman Ranch Field in late 2005 and additional working interests in the Chapman Ranch Field in December of 2006, for which the impact should be more noticeable in 2007.  Partially offsetting the increases in production were natural declines at our O’Connor Ranch East and Brandon projects in 2005 as compared to 2004, and natural declines in production in our older properties including Gato Creek, Encinitas and Miller in 2006 as compared to 2005. Excluding the effect of hedges, the average natural gas sales price for production in 2006 was $6.68 per Mcf compared to $7.97 per Mcf for 2005. This decrease in average price received resulted in decreased revenue of approximately $17.8 million (based on 2006 year production). The overall increase in production in 2006 compared to 2005 resulted in an increase in revenue of approximately $10.0 million (based on 2005 comparable period pre-hedge prices).  The overall increase in production in 2005 compared to 2004 resulted in an increase in revenue of approximately $20.4 million (based on 2004 comparable period pre-hedge prices).  Excluding the effect of hedges, the average natural gas sales price for production in 2005 was $7.97 per Mcf compared to $5.91 per Mcf for 2004.  This increase in average price received resulted in increased revenue of approximately $26.0 million (based on 2005 year production).

NGL revenue - Revenue from the sale of NGLs remained flat for the year ended December 31, 2006 over the same period in 2005 and increased 30% for the year ended December 31, 2005 over the same period in 2004.  Daily production volumes for NGLs increased from 755 Bbls/d for the year ended December 31, 2004 to 843 Bbls/d for 2005 and decreased to 608 Bbls/d in 2006.  The increase from 2004 to 2005 is primarily due to increased production from new wells drilled at Gato Creek, Encinitas, Santellana and southeast New Mexico and new processing and treating agreements entered into during 2004 which increased production in 2005.  The decrease from 2005 to 2006 is mainly attributed to production declines at our Encinitas, Gato Creek and Louisiana properties.  The average realized price for NGLs for the year ended December 31, 2006 was $25.52 per barrel as compared to $18.45 per barrel in 2005 and $15.83 per barrel for the same period in 2004.  The increase in NGL production in 2005 increased revenue by approximately $0.5 million (based on 2004 comparable period average prices).  Higher average realized prices for the year ended December 31, 2005 resulted in an increase in revenue of approximately $0.8 million (based on 2005 production).

Crude oil and condensate revenue - Revenue from the sale of oil and condensate, excluding derivative activity, increased 26% for the year ended December 31, 2006 over the same period in 2005 and 103% for the year ended December 31, 2005 as compared to the same period in 2004 due to increased realized prices and production. The average realized price for oil and condensate before the derivative gains for the year ended December 31, 2006 was $63.10 per barrel compared to $53.57 per barrel in the same period of 2005.  These higher average prices for 2006 resulted in an increase in revenue of approximately $3.3 million (based on 2006 production). The average realized price for oil and condensate before the derivative gains or losses for the year ended December 31, 2005 was $53.57 per barrel compared to $39.77 per barrel in the same period of 2004. These higher average prices for 2005 resulted in an increase in revenue of approximately $4.5 million (based on 2005 production). Production volumes for oil and condensate increased to 945 Bbls/d for the year ended December 31, 2006 from 887 Bbls/d for the same period in 2005 and 586 Bbls/d for the same period in 2004.  The increase in 2006 as compared to 2005 was from production on new wells drilled in our Queen City and southeast New Mexico projects, as well as from the Chapman Ranch Field properties acquired in late 2005, partially offset by declines in production from our Miller, Encinitas, and Gato Creek properties.  The increase in 2006 oil and condensate production as compared to 2005 resulted in an increase in revenue of approximately $1.1 million (based on 2005 comparable period average prices).  The increase in 2005 as compared to 2004 was due primarily to successful drilling in southeast New Mexico and at our Queen City and Encinitas projects, as well as the acquisition of existing production in the Queen City trend on December 29, 2004, partially offset by declines at the Duson Horst and Brandon projects. The increase in 2005 oil and condensate production as compared to 2004 resulted in an increase in revenue of approximately $4.3 million (based on 2004 comparable period average prices).

Hedging and derivatives - Our hedging and derivative contracts resulted in a net gain in 2006 as compared to net losses in 2004 and 2005. During the first quarter of 2006, we discontinued cash flow hedge accounting treatment applied to our natural gas collars, due to projected changes in 2006 physical production volumes hedged and to give us more flexibility in how we market our physical production.  This change in accounting treatment affects the comparability of the periods (see Note 9 to our consolidated financial statements) because the change in fair market value of the natural gas hedge contracts in 2005 was deferred through OCI on the balance sheet rather than presented in total revenue on the income statement, as presented in 2006. The volume and price contract terms vary from period to period and therefore interact differently with the changing pricing environment. While we are unable to predict the market prices, we enter into contracts that we expect will protect us in the event of significant downturns in the market, which has proven to be a benefit to us in 2006, with declining natural gas prices resulting in cash settlement inflows from our hedge counterparties to offset the lower prices received for our physical production. The following table summarizes the various components of the total gain or loss on hedging and derivatives for each of the periods indicated and the impact each component had on our realized prices:

	Year Ended December 31,
	2006		2005		2004
	(in thousands, except prices)
	$	$ per unit	$	$ per unit	$	$ per unit
Natural gas contract settlements (Mcf)	$4,699	$0.34	$(1,230)	$(0.10)	$(328)	$(0.04)
Crude oil contract settlements (Bbl)	—	—	(1,757)	(5.43)	(881)	(4.10)
Hedge premium reclassification (Mcf)	—	—	—	—	(686)	(0.08)
Mark-to-market unrealized change in fair value of gas derivative contracts (Mcf)	4,686	0.34	—	—	—	—
Mark-to-market reversal of prior period unrealized change in fair value of oil derivative contracts (Bbl)	(155)	(0.45)	565	1.74	—	—
Mark-to-market unrealized change in fair value of oil derivative contracts (Bbl)	500	1.45	155	0.48	(565)	(2.63)
Gain (loss) on hedging and derivatives (Mcfe)	$9,730	$0.56	$(2,267)	$(0.14)	$(2,460)	$(0.20)

Should crude oil or natural gas prices increase or decrease from the current levels, it could materially impact our revenues.  In a high price environment, hedged positions could result in lost opportunities if there is a ceiling in place, thus lowering our effective realized prices on hedged production, but in an environment of falling prices, these transactions offer some pricing protection for hedged production.  Our physical sales of these commodities are vulnerable to the volatility of market price movements.  Therefore, we typically enter into contracts covering only a portion of anticipated production to ensure certain revenues that allow us to plan our business activities.

Costs and Operating Expenses

The table below presents a detail of expenses for the periods indicated:

	December 31,			% Increase (Decrease)
	2006	2005	2004	06 vs. 05	05 vs. 04
	(in thousands, except percentages)
Oil and natural gas operating expenses	$9,122	$8,478	$4,946	8%	71%
Severance and ad valorem taxes	9,135	8,590	4,363	6%	97%
Depreciation, depletion, amortization and accretion:
Oil and natural gas property and equipment	60,472	39,810	21,472	52%	85%
Other assets	419	267	357	57%	(25)%
ARO accretion	189	141	99	34%	43%
Impairment of oil and natural gas properties	96,942	—	—	*	*
General and administrative expenses:
Bad debt expense	—	65	—	*	*
General and administrative expenses	13,788	12,371	9,447	11%	31%
Total operating expenses	190,067	69,722	40,684	173%	71%
Other expense, net	2,513	25	437	*	(94)%
Total expense	$192,580	$69,747	$41,121	176%	70%

* Not meaningful

Oil and natural gas operating expenses - Oil and natural gas operating expenses increased 71% between 2004 and 2005 and 8% between 2005 and 2006, an 84% increase of 2006 over 2004. The increase from 2004 to 2006 has been driven by activity increases as well as cost increases. Activity levels were impacted by bringing online 62 apparently successful wells during 2005 and 43 apparently successful wells in 2006.  The 2005 and 2004 results were impacted by the addition of the Miller and south Texas properties (acquisitions late in 2003) that accounted for 26% of the total costs in 2004 and 23% in 2005. The 2005 results had the added costs from the newly acquired Contango properties (late 2004), which account for 21% of total costs in 2005 and represent 50% of the increase from 2004 to 2005. The 2006 results were impacted by increased costs on our States, Gato Creek and southeast New Mexico properties.  We also experienced increases in 2006 due to the Chapman Ranch properties acquired late in 2005, but costs for this area were not as high as expected due to delays in our Chapman Ranch drilling program during 2006.  Operating expenses averaged $0.53 per Mcfe, $0.52 per Mcfe and $0.41 per Mcfe for the years ended December 31, 2006, 2005 and 2004, respectively. The increasing cost structure resulted from added costs for compression, workovers and salt-water disposal as well as inflation in our industry during 2006. We are witnessing increasing costs due to increased demand for oil field products and services. The oil and natural gas industry tends to be cyclical in nature and the demand for goods and services of oil field companies, suppliers and others associated with the industry can put great pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do many or all associated costs. When commodity prices decline, associated costs do not necessarily decline at the same rate.

Severance and ad valorem taxes - Severance tax expense for 2006 was 8% lower than 2005 whereas 2005 was 76% higher than 2004. Severance taxes are levied directly on our non-hedge revenue dollars, so the trend is consistent with our changes in revenue.  Total revenue subject to severance taxes in 2006 was 2% lower than 2005 and 2005 was 85% higher than 2004.  The severance tax rate realized was 6.0% in 2004 and then decreased to 5.7% in 2005 and further decreased to 5.4% in 2006.  The rate realized changes as a result of the changing mix of our production locations.  We had a significant portion of production in Texas in 2004, which imposes a tax rate of approximately 7.5% of the revenue dollar. In 2005, we had an increasing amount of production in New Mexico which added another location to the mix. In 2006, we received severance tax abatements on certain Chapman Ranch Field locations acquired late in 2005 as a result of these properties qualifying for high-cost gas certification, which lowered our severance tax rate further.  Ad valorem costs increased 67% in 2006 as compared to 2005 and increased 296% in 2005 compared to 2004.  Increased commodity prices in 2005 and 2006 resulted in a higher valuation of reserves by taxing authorities and therefore higher ad valorem taxes on certain properties.  Significant property acquisitions in late 2004 led to increased ad valorem taxes in 2005 and represented the majority of the increase from 2004 to 2005.  On an equivalent basis, severance and ad valorem taxes averaged $0.53 per Mcfe, $0.52 per Mcfe and $0.36 per Mcfe for the years ended December 31, 2006, 2005 and 2004, respectively.

Depletion, depreciation and amortization (“DD&A”) and accretion expense - DD&A and accretion expense for the year ended December 31, 2006 increased 52% over the year ended December 31, 2005 and 83% for the year ended December 31, 2005 over the year ended December 31, 2004.  Full-cost depletion on our oil and natural gas properties totaled $60.5 million in 2006, $39.8 million in 2005 and $21.5 million in 2004. These increases were driven by production volume increases in 2004 and depletion rate increases in 2005 and 2006.  For the year ended December 31, 2006, depletion expense on a unit of production basis was $3.51 per Mcfe or 44% higher than the 2005 depletion rate of $2.43.  The higher depletion rate increased depletion expense by approximately $18.6 million.  Higher production in 2006 compared to 2005 increased depletion expense by approximately $2.1 million.  For the year ended December 31, 2005, higher oil and natural gas production compared to the prior year period resulted in an increase in depletion expense of $7.6 million.  Depletion expense on a unit of production basis for the year ended December 31, 2005 was $2.43 per Mcfe, 37% higher than the 2004 rate of $1.78 per Mcfe. The higher depletion rate per Mcfe resulted in an increase in depletion expense of $10.7 million.  The increase in the depletion rate was primarily due to a higher amortizable base in 2005 compared to the prior year without a corresponding increase in reserves.

Depreciation of other assets increased 57% from 2005 to 2006 and decreased 25% from 2004 to 2005.  Our depreciation expense related to other assets increased from 2005 to 2006 because we fully depreciated computer software programs during the year and then replaced those same programs with new, upgraded technology.  From 2004 to 2005 a decrease in depreciation expense occurred due to accelerating depreciation on leasehold improvements and computer equipment in 2003 and 2004.

Accretion expense on our ARO liability increased 34% in 2006 and 43% in 2005 for the addition of new obligations associated with wells added each year, as well as the fact that accretion is calculated using the interest method of allocation, which calculates interest on the cumulative balance such that the interest increases with each subsequent period.

Impairment of oil and natural gas properties – During the third quarter of 2006 we recorded a non-cash full-cost ceiling test impairment of oil and natural gas properties in the amount of $96.9 million ($63.0 million, net of tax), as discussed in Note 2 to the consolidated financial statements.  No such impairment was necessary in 2005 or 2004.  The write-down was primarily the result of the decline in natural gas prices at September 30, 2006.  The natural gas price used to calculate the full-cost ceiling at September 30, 2006 was significantly lower than the price at year-end 2005 and 2004 when no impairment was necessary.

General and administrative (“G&A”) expenses - Total G&A expenses for the year ended December 31, 2006 were $13.8 million, an increase of 11% compared to the 2005 total of $12.4 million and 46% compared to the 2004 total of $9.4 million.  The components of total G&A for 2004 and 2005 include compensation costs in accordance with FIN 44 related to repriced options, amortization of restricted stock grants, bad debt expense and other corporate G&A costs.   In 2006, in conjunction with the adoption of SFAS No. 123(R), we discontinued the application of FIN 44 accounting treatment for repriced options and began recording compensation expense for stock options that had not vested as of the date of adoption of SFAS No. 123(R).

In 2004 and 2005, FIN 44 accounting treatment was applied to our repriced options, which calls for a non-cash charge to compensation expense if the price of our common stock on the last trading day of a reporting period is greater than the exercise price of certain repriced options.  FIN 44 could also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of the prior period, but not below the exercise price of the options. In 2004 and 2005, we adjusted compensation expense upward or downward monthly based on the trading price at the end of each such period. We were required to report under this rule as a result of non-qualified stock options granted to employees and directors in prior years and repriced in May of 1999, as well as certain newly issued options in conjunction with the repricing.  A FIN 44 charge on our repriced stock options was required in 2004 and 2005 as a result of our stock price exceeding the exercise price of those repriced options. The average price at December 31, 2005 and 2004 that was used to calculate this expense was $24.65 per share and $14.66 per share, respectively. In conjunction with the adoption of SFAS No. 123(R), we discontinued the application of FIN 44 and there will not be any additional adjustments for charges or credits to compensation expense related to repriced options.

Upon adoption of SFAS No. 123(R), as discussed in Notes 2 and 17 to the consolidated financial statements, during 2006, we recorded $68,937 in compensation expense for stock options that had not vested as of adoption of SFAS No. 123(R). Those options have since vested and we have not issued new options since 2004.

Compensation expense related to the amortization of restricted stock has increased from $0.5 million in 2004 to $1.0 million in 2005 and to $1.9 million in 2006.  This gradual increase in compensation for restricted stock awards is related to additional restricted stock awards granted in conjunction with our increase in employees from 2004 to 2006 as well as the vesting of additional tranches of grants already awarded to existing employees.

Other G&A expenses, which does not include the compensation costs discussed above, increased 20% over 2005, which was 25% higher than 2004. The increase in other G&A from 2004 to 2006 was in part attributable to the growth in our company from 51 full-time employees at December 31, 2004 to 68 full-time employees and one part-time employee at December 31, 2006. In 2005, we added new corporate office space to support our growth, which increased our rent expense. We also were impacted by higher audit and legal fees and amounts spent on investor relations projects during 2005.  In 2005, we realized additional costs related to the 2004 Sarbanes-Oxley 404 Internal Control Report of approximately $92,700 that were unexpected. These increases were partially offset by decreases in general office related spending in 2004. Included in 2005 were charitable contributions of $100,000 to the Hurricane Katrina relief effort and bad debt expense of $65,157 for joint interest owner accounts receivable that we believe were uncollectible. In 2006, we experienced higher legal fees which were in conjunction with increased legal activity in Texas and Louisiana.  Also in 2006, we paid a franchise tax settlement to the State of Texas of approximately $0.2 million and a litigation settlement in the Broussard case of approximately $0.2 million (see Note 13 to the consolidated financial statements).  For the years ended December 31, 2006, 2005 and 2004, overhead reimbursement fees reduced G&A costs by approximately $429,600, $287,900 and $262,000, respectively. We capitalized $3.0 million, $2.6 million and $2.2 million of general and administrative costs in 2006, 2005 and 2004, respectively.  Other G&A expenses on a unit of production basis for the years ended December 31, 2006, 2005 and 2004 were $0.68 per Mcfe, $0.60 per Mcfe and $0.65 per Mcfe, respectively.

Other income (expense) – For the years ended December 31, 2004 and 2006, we capitalized a portion of our interest expense.  But in the year ended December 31, 2005, we capitalized 100% of our interest expense because our unproved property balance exceeded our weighted average debt balance.  At December 31, 2006, 2005 and 2004 our unproved property balance was $57.6 million, $36.9 million and $15.5 million, respectively.  We incurred higher interest costs for the year ended December 31, 2006 than for the years 2005 and 2004 due to higher commitment fees and outstanding debt balances, and also due to interest paid on our franchise tax settlement in 2006 of approximately $40,150.  Interest costs on the franchise tax settlement were not subject to capitalization.  The table below details our interest expense, capitalized interest and weighted average debt for each of the periods indicated:

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Gross interest	$7,761	$1,943	$1,033
Less: capitalized interest	(5,261)	(1,943)	(702)
Interest expense, net	$2,500	$—	$331

Weighted Average Debt	$102,077	$24,189	$20,027

Included in other income (expense) for the years ended December 31, 2006, 2005 and 2004 was $165,211, $152,723 and $142,135, respectively, representing amortization of deferred loan costs associated with our then-existing credit facility.

Also included in other income (expense) was interest income, which totaled $152,184, $127,993, and $36,075 for the years ended December 31, 2006, 2005 and 2004, respectively. The interest is earned on daily cash invested in overnight money market funds. We have had increased cash on hand in recent years providing for the increased interest income.

Income tax expense/benefit - We are subject to state and federal income taxes and although we were recently generating taxable income for financial reporting purposes, we are not in a federal income tax paying position as a result of deducting intangible drilling costs (“IDC”) that reduce our taxable income for income tax purposes and NOL carryforwards that offset any remaining taxable income. A deferred income tax benefit of $21.6 million was recorded for the year ended December 31, 2006, as we reported a net loss for the year, primarily due to the full-cost ceiling test impairment recorded in the third quarter of 2006.  Deferred income tax provisions of $18.1 million and $8.3 million were recorded for the years ended December 31, 2005 and 2004, respectively. The majority of the increase year over year has been the growth in income before income taxes. Due to changes in amounts of permanent tax differences, including meals and entertainment and compensation expense, our effective tax rate also changes from time to time. The effective rate was 34.3% for the year ended December 31, 2006, as compared to 35.2% in 2005 and 35.3% in 2004. As of December 31, 2006, approximately $73.6 million of net operating loss carryforwards have been accumulated or acquired that will begin to expire in 2012.  We were required to make alternative minimum tax payments for 2006 of $94,100 and of $327,400 in 2005.  No such alternative minimum tax payments were made in 2004.

Earnings/loss per share - For the year ended December 31, 2006, we had a net loss of $41.3 million, or $2.38 per basic and diluted loss per share, as compared to net income of $33.4 million, or $1.95 basic earnings per share and $1.87 diluted earnings per share, in the same period of 2005 and net income of $15.1 million, or $1.16 basic and $1.11 diluted earnings per share, in 2004.  Basic weighted average shares outstanding increased from approximately 13.0 million at December 31, 2004 to 17.1 million at December 31, 2005 and to 17.4 million at December 31, 2006.  There were also minimal increases due to options exercised and vesting of restricted stock during 2004, 2005 and 2006.

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

Our primary cash requirements are for exploration, development and acquisition of oil and gas properties, and the repayment of principal and interest on outstanding debt. We attempt to fund our exploration and development activities primarily through internally generated cash flows and budget capital expenditures based on projected cash flows. We routinely adjust capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, and cash flow. We have historically used our credit facility to supplement any deficiencies between operating cash flow and capital expenditures. We typically have funded acquisitions from borrowings under our credit facility, cash flow from operations and sales of common stock and preferred stock.

Significant changes to working capital may affect our liquidity in the short term. The increase in our derivative instrument asset is indicative of potential future cash settlement inflows on our hedge positions, which are scheduled to settle in future months. The fair value of our outstanding derivative contracts is reflected on the balance sheet as a current asset and a long-term liability for the positions with each of our two counterparties. Our derivative financial instrument asset represents future potential cash inflows as of the balance sheet date, such that if the contracts were to settle at the balance sheet date we would have significant potential gains. The fair market value represents the potential settlement for those contracts if the market prices remain unchanged, but should commodity prices increase or decrease, the fair value of those outstanding contracts would change and the settlements at maturity would also change. When our derivatives result in cash inflows on settlements, we receive lower cash inflows on the sale of unhedged production at lower market prices, thus providing us with fewer funds with which to cover any derivative payments that may come due in the future.

We have historically used our credit facility to supplement any deficiencies between operating cash flow and capital expenditures.  Our outstanding debt balance has increased from $20.0 million at December 31, 2004, to $85.0 million at year-end 2005, to $129.0 million at December 31, 2006, and to $235.0 million at March 9, 2007, primarily due to the funding of our acquisition program, principally the 2005 and 2006 acquisitions in the Chapman Ranch field, through borrowings under our then-existing credit facility.

After considering the impact of these working capital changes and our forecasts of future results of operations, we believe that cash flows from operating activities, as supplemented by borrowings under our credit facility, combined with our ability to control the timing of certain of our future exploration and development requirements, will provide us with the flexibility and liquidity to meet our planned capital requirements for 2007. Our new revolving credit facility had $85.0 million available for borrowing at March 9, 2007.

During 2004 and early 2005, we realized increased cash flows as a result of our public stock offerings and exercises of options and warrants to acquire shares of our common stock. Most significant were the net proceeds of $47.8 million that we received, before direct costs of $0.6 million, from our December 2004 offering of our common stock and the related exercise of the underwriter’s over-allotment option for 0.5 million additional shares of our common stock, resulting in an additional $7.2 million of net proceeds to us in January 2005. At December 31, 2005 and 2006, we had certain options outstanding and exercisable for shares of our common stock. We typically do not rely on proceeds from the exercise of warrants and stock options to sustain our business, as the timing of their exercise is unpredictable.

We had cash and cash equivalents at December 31, 2006 of $2.1 million consisting primarily of short-term money market investments, as compared to $0.7 million at December 31, 2005.  Working capital was $10.2 million as of December 31, 2006, as compared to $10.5 million at December 31, 2005.

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Net Cash Provided By Operating Activities	$97,409	$93,111	$42,270
Net Cash Used In Investing Activities	(140,412)	(167,280)	(89,410)
Net Cash Provided by Financing Activities	44,418	72,568	48,080

Net Cash Provided By Operating Activities - Cash flows provided by operating activities were $97.4 million, $93.1 million and $42.3 million for the years ended December 31, 2006, 2005, and 2004, respectively.  The significant increase in cash flows provided by operating activities for the year ended December 31, 2005 compared to 2004 was primarily due to higher oil and gas production revenue partially offset by higher operating expense, and the increase from 2005 to 2006 occurred for the same reasons, only to a lesser extent.

Net cash generated from operating activities is a function of commodity prices, which are inherently volatile and unpredictable, production and capital spending. In an effort to reduce the volatility realized on commodity prices, we enter into derivative instruments.  Due to lower natural gas market pricing, we realized a benefit in cash settlement gains of $4.7 million on our natural gas derivatives during 2006. Overall, oil and gas production revenue for 2006 increased 7% over 2005 and 101% over 2004.

Although fluctuations in commodity prices have been the primary reason for our short-term changes in cash flow from operating activities, increased production volumes also impacted us in 2006. Our business, as with other extractive businesses, is a depleting one in which each gas equivalent produced must be replaced or our asset base and capacity to generate revenues in the future will shrink. Our ability to prevent shrinkage will be affected in the future by the successes and/or failures of our exploration, production and acquisition activities. Less predictable than production declines from our proved reserves is the impact of constantly changing oil and natural gas prices on cash flows and, therefore, capital budgets.

For these reasons, we put in place an annual budget that is based upon our forecasts for production, revenues and costs.  Those forecasts are reviewed and updated regularly by management and our capital budget is adjusted as warranted.  Longer term forecasts are used to assist our strategic planning and long-term capital planning.

In the event such capital resources are not available to us, our drilling and other activities may be curtailed. See ITEMS 1A. “RISK FACTORS – Our operations have significant capital requirements which, if not met will hinder operations.”

Net Cash Used In Investing Activities - We reinvest a substantial portion of our cash flows in our drilling, acquisition, land and geophysical activities.  As a result, we used $140.4 million in investing activities during 2006. Capital expenditures of $82.6 million were attributable to the drilling of 52 gross wells, 43 of which were apparently successful. Acquisition costs totaled $39.4 million, mainly related to the acquisition of additional interests in the Chapman Ranch Field late in 2006 and final adjustments to the Cinco purchase price. Other spending included $14.0 million attributable to land holdings, capitalized G&A and interest and $7.7 million for increased seismic data and other geological and geophysical expenditures. Drilling advances to the operator of our Queen City properties decreased in 2006 to approximately $2.9 million.  We also received $0.6 million during 2006 from the sale of our Buckeye properties. The remaining capital expenditures were associated with computer hardware and office furniture and equipment.

During the year ended December 31, 2005, we used $167.3 million in investing activities. Capital expenditures of $79.1 million were attributable to the drilling of 65 gross wells, 62 of which were apparently successful. Acquisition costs related to the private company corporate acquisition totaled $39.0 million, net of cash acquired, and other acquisition costs totaled $28.0 million, mainly related to the Chapman Ranch Field asset acquisition. Other spending included $14.4 million attributable to land holdings, capitalized G&A and interest and $2.5 million for increased seismic data and other geological and geophysical expenditures. Drilling advances to the operator of our Queen City properties amounted to $4.3 million during 2005. The remaining capital expenditures were associated with computer hardware, office furniture and equipment for the expansion into additional office space.

During the year ended December 31, 2004, we used $89.4 million in investing activities.  Capital expenditures for the year ended December 31, 2004 were partially offset by $60,000 of proceeds from the sale of one well and a gas cooler during the year. Capital expenditures of $45.7 million were attributable to the drilling of 49 gross wells, 40 of which were successful. Acquisition costs totaled $40.0 million for the year ended December 31, 2004, which includes $39.8 million related to the Contango Asset Acquisition. Other spending included $2.6 million in expenditures attributable to land holdings and $0.6 million for increased seismic data and other geological and geophysical expenditures.  The remaining capital expenditures were associated with computer hardware, office furniture and equipment for the expansion into additional office space.

Due to our active exploration, development and acquisition activities, we have experienced, and expect to continue to experience, substantial working capital requirements.  We currently anticipate capital expenditures in 2007 to be approximately $140 million. Approximately $111.0 million is allocated to our expected drilling and production activities; $21.0 million is allocated to land, legal and seismic activities; and $8.0 million relates to capitalized interest, G&A and other. We intend to fund these capital expenditures, and other commitments and working capital requirements with expected cash flow from operations and, to the extent necessary, other sources. Should there be a change in our pricing or production assumptions, we believe that we have sufficient financial flexibility from other financing sources to meet our financial obligations as they come due, and we would recommend to our Board an adjustment to our capital expenditures program accordingly so as to avoid unnecessary incremental borrowings that may be needed for acquisitions. We do not explicitly budget for acquisitions; however, we do expect to spend considerable effort evaluating acquisition opportunities. We expect to fund acquisitions through traditional reserve-based bank debt and/or the issuance of equity and, if required, through additional debt and equity financings.

Net Cash Provided By Financing Activities - Cash flows provided by financing activities totaled $44.4 million for the year ended December 31, 2006. We had $62.0 million in borrowings and $18.0 million in repayments under our credit facility. We incurred loan costs of approximately $0.2 million in amending our credit facility. In addition, we received $0.6 million in proceeds from the issuance of common stock related to options exercised in 2006.

For the year ended December 31, 2005, cash flows provided by financing activities totaled $72.6 million. We had $81.0 million in borrowings and $16.0 million in repayments under our credit facility. We incurred loan costs of approximately $47,000 in amending our credit facility. In addition, we received $7.6 million in proceeds from the issuance of common stock related to options exercised in 2005. The majority of those proceeds are related to the January 2005 underwriter exercise of the over-allotment option to the December 2004 common stock offering. The funds generated from that exercise were used to reduce debt early in 2005.

For the year ended December 31, 2004, cash flows provided by financing activities totaled $48.1 million including $27.0 million in borrowings and $28.0 million in repayments under our credit facility. In addition, we completed a public offering of common stock in December 2004 that provided $47.2 million of net proceeds, after direct costs.  We also received approximately $2.3 million in proceeds from exercised stock options and warrants, and incurred approximately $0.4 million in loan costs in 2004.

The combination of unused debt capacity and possible sales of equity or debt securities should allow us the financial flexibility to continue to participate in acquisitions and complete our capital programs as we move into 2007.

Credit Facility

On December 21, 2006, we amended our Third Amended and Restated Credit Agreement (the “Prior Credit Facility”), which we had originally entered into in March 2004 (effective December 31, 2003) and previously amended on December 4, 2006.  The Prior Credit Facility permitted borrowings up to the lesser of (i) the borrowing base and (ii) $150.0 million. Effective December 2006, the borrowing base under the Prior Credit Facility was increased from $125.0 million to $140.0 million as a result of acquisitions and our drilling activities since the last redetermination. Based on the increase, our available borrowing capacity at December 31, 2006 was $11.0 million.

The Prior Credit Facility’s scheduled maturity date was March 31, 2008, and it was secured by substantially all of our assets. Borrowings under the Prior Credit Facility bore interest at rates that were variable based on the percentage usage of the facility. Borrowings could be at Prime plus a margin of up to 0.25% or at LIBOR plus a margin of 1.75% to 2.125%.  As of December 31, 2006, our interest rates on our outstanding Prime and LIBOR borrowings were 8.500% and 7.485%, respectively. As of December 31, 2006, $129.0 million in borrowings were outstanding under the Prior Credit Facility.

The Prior Credit Facility provided for certain restrictions and covenants, including but not limited to, limitations on additional borrowings, sales of oil and natural gas properties or other collateral, and engaging in merger or consolidation transactions. The Prior Credit Facility also prohibited dividends on our common stock and certain distributions of cash or properties and certain liens.  The Prior Credit Facility also contained the following financial covenants, among others:

•                  The EBITDAX to Interest Expense ratio required that the ratio of (a) our consolidated EBITDAX (defined as EBITDA plus similar non-cash items and exploration and abandonment expenses for such period) for the four fiscal quarters then ended to (b) our consolidated interest expense for the four fiscal quarters then ended, to not be less than 3.5 to 1.0.

•                  The Working Capital ratio required that the amount of our consolidated current assets less our consolidated current liabilities, as defined in the Credit Facility Agreement, be at least $1.0 million. For the purposes of calculating the Working Capital ratio, the total of current assets was adjusted for unused capacity under the Credit Facility Agreement, and derivative financial instruments and the total of current liabilities was adjusted for the current portion of indebtedness under the Credit Facility Agreement, derivative financial instruments and asset retirement obligations.

•                  The Maximum Leverage ratio required that the ratio, as of the last day of any fiscal quarter, of (a) Total Indebtedness (as defined in the Credit Facility Agreement) as of such fiscal quarter to (b) an amount equal to consolidated EBITDAX for the two quarters then ended times two, not be greater than 3.0 to 1.0.

Consolidated EBITDAX is a component of negotiated covenants with our lenders and is defined above as part of our disclosure of our covenant obligations.

As discussed in Note 12 to our consolidated financial statements, subsequent to year-end on January 30, 2007, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Agreement”) for a new Revolving Credit Facility with Union Bank of California (“UBOC”), as administrative agent and issuing lender, and the other lenders party thereto. Pursuant  to the Agreement, UBOC will act as the administrative agent for a senior, first lien secured borrowing base revolving credit facility (the “Credit Facility”) in favor of us and certain of our wholly owned subsidiaries (which subsidiaries include Edge Petroleum Operating Company, Inc., Edge Petroleum Exploration Company, Miller Oil Corporation and Miller Exploration Company) in an amount equal to $750 million, of which only $320 million is available under the borrowing base established at the closing. The Credit Facility has a letter of credit sub-limit of $20 million. In connection with the Credit Facility, we paid the lenders fees in an amount equal to 1.00% of the initial borrowing base established under the Credit Facility, or $3.2 million, on January 31, 2007.  We paid approximately $0.4 million to the lenders for certain other administrative fees, fronting fees and work fees in connection with the Credit Facility. Upon initiation of the Credit Facility, we terminated our existing Third Amended and Restated Credit Agreement described above and repaid the $129.0 million in borrowings under the Prior Credit Facility with proceeds from the public offerings described below and in Note 12 to the consolidated financial statements.

The Credit Facility matures on January 31, 2011 and bears interest at LIBOR plus an applicable margin ranging from 1.25% to 2.5%, with an unused commitment fee ranging from 0.50% to 0.25%.

The Credit Facility provides for certain restrictions, including, but not limited to, limitations on additional borrowings, sales of oil and natural gas properties or other collateral, and engaging in merger or consolidation transactions. The Credit Facility restricts dividends and certain distributions of cash or properties and certain liens and also contains financial covenants including, without limitation, the following:

•      An EBITDAX to interest expense ratio requires that as of the last day of each fiscal quarter the ratio of (a) our consolidated EBITDAX (defined as EBITDA plus similar non-cash items and exploration and abandonment expenses for such period) to (b) our consolidated interest expense, not be less than 2.5 to 1.0, calculated on a cumulative quarterly basis for the first 12 months after the closing of the Credit Facility and then on a rolling four quarter basis.

•      A current ratio requires that as of the last day of each fiscal quarter the ratio of ourconsolidated current assets to our consolidated current liabilities, as defined in the Credit Facility, be at least 1.0 to 1.0.

•      A maximum leverage ratio requires that as of the last day of each fiscal quarter the ratio of (a) Total Indebtedness (as defined in the Credit Facility) to (b) an amount equal to consolidated EBITDAX be not greater than 3.0 to 1.0, calculated on a cumulative quarterly basis for the first 12 months after the closing of the Credit Facility and then on a rolling four quarter basis.

The Credit Facility includes other covenants and events of default that we believe are customary for similar facilities. As of March 9, 2007, $235.0 million in borrowings were outstanding under the Credit Facility, as a result of the Smith acquisition and the refinancing of the Prior Credit Facility.

Shelf Registration Statement

During the second quarter 2005, we filed a registration statement with the SEC which registered offerings of up to $390.0 million of any combination of debt securities, preferred stock, common stock or warrants for debt securities or equity securities of the Company. Net proceeds, terms and pricing of the offering of securities issued under the shelf registration statement will be determined at the time of the offerings. The shelf registration statement does not provide assurance that we will or could sell any such securities. Our ability to utilize our shelf registration statement for the purpose of issuing, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or equity securities will depend upon, among other things, market conditions and the existence of investors who wish to purchase our securities at prices acceptable to us. In connection with the filing of the 2005 registration statement, we deregistered the remaining shares then available for sale under our earlier $150.0 million shelf registration statement filed in 2004.

On December 21, 2004, we completed an offering of 3.5 million shares of our common stock, which generated net proceeds to us, before direct costs of the offering, of $47.8 million. These funds were used to finance the south Texas asset acquisition that closed on December 29, 2004 with a final adjusted purchase price of $40.1 million, before other acquisition costs, and fund the costs of the offering and other general corporate purposes. On January 5, 2005, the underwriters exercised their over-allotment option for an additional 525,000 shares of common stock, which generated net proceeds to us of $7.2 million. These funds were used to reduce our outstanding debt. Each of these sales was made under our shelf registration statement. At December 31, 2006, we had $390.0 million remaining for issuance under our 2005 shelf registration statement.

As discussed in Note 12 to our consolidated financial statements, we completed a public offering of 10.925 million shares of common stock and 2.875 million shares of Series A cumulative convertible perpetual preferred stock subsequent to year-end.  These offerings generated combined estimated net proceeds to us, before direct costs of the offerings, of $276.7 million ($138.1 million in the common offering and $138.6 million in the preferred offering).  These proceeds were used to partially finance the Smith acquisition, which closed on January 31, 2007, and to refinance our Prior Credit Facility.  At March 9, 2007, we had approximately $101.5 million remaining available for issuance under our 2005 shelf registration statement.

Convertible Preferred Stock

In January 2007, we completed the public offering of 2,875,000 shares of our 5.75% Series A cumulative convertible perpetual preferred stock (“Convertible Preferred Stock”) for net proceeds of approximately $138 million.  We used the proceeds from this offering, along with the proceeds from a concurrent common stock offering and along with borrowings under our current credit facility, to finance the Smith acquisition and to refinance our prior credit facility.

Dividends.  The Convertible Preferred Stock accumulates dividends at a rate of $2.875 for each share of Convertible Preferred Stock per year. Dividends are cumulative from the date of first issuance and, to the extent payment of dividends is not prohibited by our debt agreements, assets are legally available to pay dividends and our board of directors or an authorized committee of our board declares a dividend payable, we will pay dividends in cash, every quarter.

No dividends or other distributions (other than a dividend payable solely in shares of a like or junior ranking) may be paid or set apart for payment upon any shares ranking equally with the Convertible Preferred Stock (“parity shares”) or shares ranking junior to the Convertible Preferred Stock (“junior shares”), nor may any parity shares or junior shares be redeemed or acquired for any consideration by us (except by conversion into or exchange for shares of a like or junior ranking) unless all accumulated and unpaid dividends have been paid or funds therefore have been set apart on the Convertible Preferred Stock and any parity shares.

Liquidation preference.  In the event of our voluntary or involuntary liquidation, winding-up or dissolution, each holder of Convertible Preferred Stock will be entitled to receive and to be paid out of our assets available for distribution to our stockholders, before any payment or distribution is made to holders of junior stock (including common stock), but after any distribution on any of our indebtedness or senior stock, a liquidation preference in the amount of $50 per share of the Convertible Preferred Stock, plus accumulated and unpaid dividends on the shares to the date fixed for liquidation, winding-up or dissolution.

Ranking.  Our Convertible Preferred Stock ranks:

•      senior to all of the shares of our common stock and to all of our other capital stock issued in the future unless the terms of such capital stock expressly provide that it ranks senior to, or on a parity with, shares of our Convertible Preferred Stock;

•      on a parity with all of our other capital stock issued in the future the terms of which expressly provide that it will rank on a parity with the shares of our Convertible Preferred Stock; and

•      junior to all of our existing and future debt obligations and to all shares of our capital stock issued in the future the terms of which expressly provide that such shares will rank senior to the shares of our Convertible Preferred Stock.

Mandatory conversion. On or after January 20, 2010, we may, at our option, cause shares of our Convertible Preferred Stock to be automatically converted at the applicable conversion rate, but only if the closing sale price of our common stock for 20 trading days within a period of 30 consecutive trading days ending on the trading day immediately preceding the date we give the conversion notice equals or exceeds 130% of the conversion price in effect on each such trading day.

Optional redemption. If fewer than 15% of the shares of Convertible Preferred Stock issued in the Convertible Preferred Stock offering (including any additional shares issued pursuant to the underwriters' over-allotment option) are outstanding, we may, at any time on or after January 20, 2010, at our option, redeem for cash all such Convertible Preferred Stock at a redemption price equal to the liquidation preference of $50 plus any accrued and unpaid dividends, if any, on a share of Convertible Preferred Stock to, but excluding, the redemption date, for each share of Convertible Preferred Stock.

Conversion rights. Each share of Convertible Preferred Stock may be converted at any time, at the option of the holder, into approximately 3.0193 shares of our common stock (which is based on an initial conversion price of $16.56 per share of common stock, subject to adjustment) plus cash in lieu of fractional shares, subject to our right to settle all or a portion of any such conversion in cash or shares of our common stock. If we elect to settle all or any portion of our conversion obligation in cash, the conversion value and the number of shares of our common stock we will deliver upon conversion (if any) will be based upon a 20 trading day averaging period.

Upon any conversion, the holder will not receive any cash payment representing accumulated and unpaid dividends on the Convertible Preferred Stock, whether or not in arrears, except in limited circumstances. The conversion rate is equal to $50 divided by the conversion price at the time. The conversion price is subject to adjustment upon the occurrence of certain events. The conversion price on the conversion date and the number of shares of our common stock, as applicable, to be delivered upon conversion may be adjusted if certain events occur.

Purchase upon fundamental change. If we become subject to a fundamental change (as defined herein), each holder of shares of Convertible Preferred Stock will have the right to require us to purchase any or all of its shares at a purchase price equal to 100% of the liquidation preference, plus accumulated and unpaid dividends, to the date of the purchase. We will have the option to pay the purchase price in cash, shares of common stock or a combination of cash and shares. Our ability to purchase all or a portion of the Convertible Preferred Stock for cash is subject to our obligation to repay or repurchase any outstanding debt required to be repaid or repurchased in connection with a fundamental change and to any contractual restrictions then contained in our debt.

Conversion in connection with a fundamental change. If a holder elects to convert its shares of our Convertible Preferred Stock in connection with certain fundamental changes, we will in certain circumstances increase the conversion rate for such Convertible Preferred Stock. Upon a conversion in connection with a fundamental change, the holder will be entitled to receive a cash payment for all accumulated and unpaid dividends.

A "fundamental change" will be deemed to have occurred upon the occurrence of any of the following:

1.     a "person" or "group" subject to specified exceptions, disclosing that the person or group has become the direct or indirect ultimate "beneficial owner" of our common equity representing more than 50% of the voting power of our common equity other than a filing with a disclosure relating to a transaction which complies with the proviso in subsection 2 below;

2.     consummation of any share exchange, consolidation or merger of us pursuant to which our common stock will be converted into cash, securities or other property or any sale, lease or other transfer in one transaction or a series of transactions of all or substantially all of the consolidated assets of us and our subsidiaries, taken as a whole, to any person other than one of our subsidiaries; provided, however, that a transaction where the holders of more than 50% of all classes of our common equity immediately prior to the transaction own, directly or indirectly, more than 50% of all classes of common equity of the continuing or surviving corporation or transferee immediately after the event shall not be a fundamental change;

3.     we are liquidated or dissolved or holders of our capital stock approve any plan or proposal for our liquidation or dissolution; or

4.     our common stock is neither listed on a national securities exchange nor listed nor approved for quotation on an over-the-counter market in the United States.

However, a fundamental change will not be deemed to have occurred in the case of a share exchange, merger or consolidation, or in an exchange offer having the result described in subsection 1 above, if 90% or more of the consideration in the aggregate paid for common stock (and excluding cash payments for fractional shares and cash payments pursuant to dissenters' appraisal rights) in the share exchange, merger or consolidation or exchange offer consists of common stock of a United States company traded on a national securities exchange (or which will be so traded or quoted when issued or exchanged in connection with such transaction).

Voting rights. If we fail to pay dividends for six quarterly dividend periods (whether or not consecutive) or if we fail to pay the purchase price on the purchase date for the Convertible Preferred Stock following a fundamental change, holders of our Convertible Preferred Stock will have voting rights to elect two directors to our board.

In addition, we may generally not, without the approval of the holders of at least 66 2/3% of the shares of our Convertible Preferred Stock then outstanding:

•      amend our restated certificate of incorporation, as amended, by merger or otherwise, if the amendment would alter or change the powers, preferences, privileges or rights of the holders of shares of our Convertible Preferred Stock so as to adversely affect them;

•      issue, authorize or increase the authorized amount of, or issue or authorize any obligation or security convertible into or evidencing a right to purchase, any senior stock; or

•      reclassify any of our authorized stock into any senior stock of any class, or any obligation or security convertible into or evidencing a right to purchase any senior stock.

Off Balance Sheet Arrangements

The Company currently does not have any off balance sheet arrangements.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations as of December 31, 2006 by payment due date:

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-term debt (1)	$129,000	$—	$129,000	$—	$—
Operating leases	5,354	817	2,460	1,608	469
Total contractual cash obligations (2)(3)	$134,354	$817	$131,460	$1,608	$469

(1)          Excludes amounts for interest expense payable upon outstanding debt. Long-term outstanding debt under our credit facility is subject to floating interest rates (see Note 10 to our consolidated financial statements) and payable on the last day of each calendar month while any loan amounts remain outstanding.  We do not forecast debt repayments beyond the current year.  Therefore, cash payments for interest beyond one year cannot be estimated.  We expect to pay approximately $19.1 million in interest during 2007.

(2)          We did not have any capital leases or purchase obligations as of December 31, 2006.

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

All of these price-risk management transactions are considered derivative instruments and accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). These derivative instruments are intended to hedge our price risk and may be considered hedges for economic purposes. There are two types of accounting treatments for derivatives, (i) mark-to-market accounting and (ii) cash flow hedge accounting. For discussion of these accounting treatments, see Note 9 to our consolidated financial statements.  During the first quarter of 2006, we discontinued cash flow hedge accounting treatment previously applied to our natural gas derivatives. Therefore, all derivatives are recorded on the balance sheet at fair value and the changes in fair value are presented in total revenue on the income statement, rather than deferred through OCI on the balance sheet.. The following table provides additional information regarding our various derivative transactions that were recorded at fair value on the balance sheet as of December 31, 2006.

Fair value of contracts outstanding at December 31, 2005	$(2,479)
Contracts realized or otherwise settled during the period	4,699
Fair value of new contracts when entered into during 2006:
Asset	5,733
Liability	(546)
Changes in fair values attributable to changes in valuation techniques and assumptions	—
Other changes in fair values	(2,220)
Fair values of contracts outstanding at December 31, 2006	$5,187

The following table details the fair value of our commodity-based derivative contracts by year of maturity and valuation methodology as of December 31, 2006.

	Fair Value of Contracts at December 31, 2006
Source of Fair Value	Maturity less than 1 year	Maturity 1- 3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total fair value
Prices actively quoted:	$—	$—	$—	$—	$—
Prices provided by other external sources:
Asset	5,945	—	—	—	5,945
Liability	—	(758)	—	—	(758)
Prices based on models and other valuation methods:	—	—	—	—	—
Total	$5,945	$(758)	$—	$—	$5,187

TAX MATTERS

At December 31, 2006, we have cumulative net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $73.6 million, including $17.4 million and $5.4 million of NOLs acquired in the Miller merger and Cinco acquisition, respectively, that expire beginning in 2012. These estimated NOLs assume that certain items, primarily intangible drilling costs, have been written off for tax purposes in the current year. However, we have not made a final determination if an election will be made to capitalize all or part of these items for tax purposes in the future.

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

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. FIN 48 also requires that the amount of interest expense to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return. The change in net assets as a result of applying this pronouncement will be considered a change in accounting principle, with the cumulative effect of the change treated as an offsetting adjustment to the opening balance of retained earnings or goodwill, if allowed under existing accounting standards, in the period of transition. FIN 48 is effective as of January 1, 2007 and we are currently evaluating the effects, if any, that FIN 48 will have on our financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 applies to all entities and is effective for fiscal years beginning after November 15, 2007.  We are currently determining the impact, if any, that SFAS No. 159 will have on our financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and commodity prices.  We use a credit facility, which has a floating interest rate, to finance a portion of our operations. We are not subject to fair value risk resulting from changes in our floating interest rates.  The use of floating rate debt instruments provides a benefit due to downward interest rate movements but does not limit us to exposure from future increases in interest rates.  Based on the year-end December 31, 2006 outstanding borrowings and interest rates of 8.500% and 7.485% applied to various borrowings, a 10% change in interest rate would result in an increase or decrease in interest expense of approximately $1.0 million on an annual basis.

In the normal course of business, we enter into derivative transactions, including commodity price collars, swaps and floors to mitigate our exposure to commodity price movements, but not for trading or speculative purposes.  During 2006 and early 2007, we put in place several natural gas and crude oil collars for a portion of our 2007 and 2008 production to achieve a more predictable cash flow. Please refer to Note 9 to our consolidated financial statements for a discussion of these collars. While the use of these arrangements may limit the benefit to us of increases in the price of oil and natural gas, it also limits the downside risk of adverse price movements.  The following is a list of contracts outstanding at December 31, 2006:

Transaction Date	Transaction Type	Beginning		Ending	Price Per Unit	Volumes Per Day	Fair Value Outstanding as of December 31, 2006
							(in thousands)
Natural Gas (1):

08/06	Collar	01/01/07	(3)	12/31/07	$7.50-$11.50	5,000 MMbtu	$2,301

08/06	Collar	01/01/07	(3)	12/31/07	$7.50-$12.00	5,000 MMbtu	2,385

Crude Oil (2):

08/06	Collar	01/01/07		12/31/07	$70.00-$87.50	400 Bbl	1,047

12/06	Swap	01/01/07		12/31/07	$66.00	600 Bbl	212

12/06	Swap	01/01/08		12/31/08	$66.00	1,500 Bbl	(758)
							$5,187

(1)     Our current natural gas collars were entered into on a per MMbtu delivered price basis, using the Houston Ship Channel Index.  During 2005, cash flow hedge accounting was applied to these contracts, which was then discontinued in 2006. During 2006, mark-to-market accounting treatment was applied to these contracts and the change in fair value is reflected in total revenue during the year.

(2)     Cash flow hedge accounting is not applied to our crude oil contracts, which were entered into on a per barrel delivered price basis, using the West Texas Intermediate Light Sweet Crude Oil Index. Mark-to-market accounting treatment is applied to these contracts and the change in fair value is reflected in total revenue during the year.

(3)     Subsequent to December 31, 2006, two natural gas collars covering a portion of our 2007 estimated production were terminated and replaced with new collars.  The terms of the new contracts are detailed in the table below.

At December 31, 2006, the fair value of the outstanding contracts was a net asset of approximately $5.2 million (See ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – RISK MANAGEMENT ACTIVITIES – DERIVATIVES AND HEDGING”). A 10% change in the commodity price per unit, as long as the price is either above the ceiling or below the floor price of each contract, would cause the fair value total of the hedge to increase or decrease by approximately $0.6 million.

Derivative contracts entered into after December 31, 2006 were as follows:

Effective Dates
Transaction Date	Transaction Type (1)		Beginning	Ending	Price Per Unit	Volume Per Day
01/07	Natural Gas Collar		01/01/08	12/31/08	$7.50-$9.00	10,000 MMbtu
01/07	Natural Gas Collar		01/01/08	12/31/08	$7.50-$9.02	10,000 MMBtu
01/07	Natural Gas Collar	(2)	02/01/07	12/31/07	$7.02-$9.00	15,000 MMBtu
01/07	Natural Gas Collar	(2)	02/01/07	12/31/07	$7.00-$9.00	15,000 MMBtu
01/07	Natural Gas Collar		02/01/07	12/31/07	$7.00-$9.00	10,000 MMbtu
01/07	Natural Gas Collar		01/01/08	12/31/08	$7.50-$9.00	20,000 MMBtu

(1)   Our January 2007 natural gas collars were entered into on a per MMbtu delivered price basis, using the NYMEX Natural Gas Index. Mark-to-market accounting treatment will be applied to these contracts and the change in fair value will be reflected in total revenue.

(2)   These natural gas collars replaced contracts that were cancelled subsequent to December 31, 2006.

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

BDO Seidman, LLP’s audit report, dated March 9, 2007, expressed an unqualified opinion on our consolidated financial statements and its assessment of Management’s Annual Report on Internal Control over Financial Reporting is included herein under paragraph (d).

(b) Management’s Annual Report on Internal Control over Financial Reporting. Management, including the CEO and CFO, has the responsibility for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act, Rule 13a-15(f).  Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions and influenced by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate or insufficient because of changes in operating conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Management assessed internal control over financial reporting of the Company and subsidiaries as of December 31, 2006.  The Company’s management conducted its assessment in accordance with the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management has concluded that the internal control over financial reporting was effective as of December 31, 2006.

BDO Seidman, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements, has issued its own attestation report on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, which is filed herewith.

(c) Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)  Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Edge Petroleum Corporation

Houston, Texas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Edge Petroleum Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO criteria). Edge Petroleum Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Edge Petroleum Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Edge Petroleum Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Edge Petroleum Corporation as of December 31, 2006 and 2005 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 9, 2007 expressed an unqualified opinion thereon.

63

/S/ BDO SEIDMAN, LLP

BDO Seidman, LLP
Houston, TX
March 9, 2007

ITEM 9B. OTHER INFORMATION

None.

64

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors and executive officers required under ITEM 10 will be contained within the definitive Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders (the “Proxy Statement”) under the headings “Election of Directors,” “Meetings and Committees of the Board” and “Compliance with Section 16(a) of the Exchange Act” and is incorporated herein by reference.  The Proxy Statement will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 2006.  Pursuant to Item 401(b) of Regulation S-K certain of the information required by this item with respect to our executive officers is set forth in Part I of this report.

We have adopted a code of ethics for all employees, officers and directors. That code is available on our website at www.edgepet.com.  Any waivers of, or amendments to, the Code of Ethics will be posted on the website.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by ITEM 11 will be contained in the Proxy Statement under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “2006 Director Compensation” and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by ITEM 12 will be contained in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by ITEM 13 will be contained in the Proxy Statement under the heading “Transactions with Related Persons” and is incorporated herein by reference.

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

Agreement and Amendment No. 2 to the Third Amended and Restated Credit Agreement dated November 30, 2005 among Edge Petroleum Corporation, Edge Petroleum Exploration Company, Edge Petroleum Operating Company, Inc., Miller Oil Corporation, Miller Exploration Company, and Cinco Energy Corporation, as borrowers, the lenders thereto and Union Bank of California, N.A., a national banking association, as Agent (Incorporated by reference from Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-22149)).

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

4.8	—

Fourth Amended and Restated Credit Agreement dated January 31, 2007 by and among Edge Petroleum Corporation, as borrower, and Union Bank of California, N.A., as Administrative Agent and Issuing Lender, and the other lenders party thereto (Incorporated by reference from exhibit 4.1 to Edge’s Current Report on Form 8-K filed on February 5, 2007).

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

*†10.12	—	Summary of Compensation of Non-Employee Directors.

*†10.13	—	Salaries and Certain Other Compensation of Executive Officers.

†10.14	—	Description of Annual Cash Bonus Program for Executive Officers (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 12, 2007).

†10.15	—	New Base Salaries and Long-Term Incentive Awards for Certain Executive Officers (Incorporated by reference from exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2006).

10.16	—

Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated November 16, 2006 (Incorporated by reference to exhibit 10.1 to Edge’s Current Report on Form 8-K filed January 16, 2007).

10.17	—

Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated November 16, 2006 (Incorporated by reference to exhibit 10.2 to Edge’s Current Report on Form 8-K filed January 16, 2007).

10.18	—

First Amendment of Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated December 15, 2006 (Incorporated by reference to exhibit 10.3 to Edge’s Current Report on Form 8-K filed January 16, 2007).

10.19	—

Second Amendment of Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated January 15, 2007 (Incorporated by reference to exhibit 10.1 to Edge’s Current Report on Form 8-K filed January 19, 2007).

10.20	—

First Amendment of Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated January 15, 2007 (Incorporated by reference to exhibit 10.2 to Edge’s Current Report on Form 8-K filed January 19, 2007).

10.21	—

Third Amendment of Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated January 31, 2007 (Incorporated by reference to exhibit 10.6 to Edge’s Current Report on Form 8-K filed February 7, 2007).

10.22	—

Certificate of Designations establishing the 5.75% Series A cumulative convertible perpetual preferred stock, dated January 27, 2007 (Incorporated by reference to exhibit 3.1 to Edge’s Current Report on Form 8-K filed January 30, 2007).

10.23	—

Purchase and Sale Agreement between Kerr-McGee Oil & Gas Onshore, L.P., as Seller, and Edge Petroleum Production Company, as Purchaser, and Edge Petroleum Corporation, as Additional Purchaser dated December 12, 2006 (Incorporated by reference from exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 18, 2006).

*12.1	—	Statement of Computation of Ratio of Earnings to Fixed Charges.

*21.1	—	Subsidiaries of the Company.

*23.1	—	Consent of BDO Seidman, LLP.

23.2	—	Consent of Ryder Scott Company (Incorporated by reference from exhibit 23.1 to the Company’s Current Report on Form 8-K filed January 23, 2007).

23.3	—	Consent of W. D. Von Gonten & Co. (Incorporated by reference from exhibit 23.2 to the Company’s Current Report on Form 8-K filed January 23, 2007).

*23.4	—	Consent of Ryder Scott Company.

*31.1	—	Certification by John W. Elias, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification by Michael G. Long, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification by John W. Elias, Chief Executive Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification by Michael G. Long, Chief Financial Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	—

Summary of Reserve Report of Ryder Scott Company Petroleum Engineers as of December 31, 2006 (Incorporated by reference from exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 23, 2007).

99.2	—

Summary of Reserve Report of W. D. Von Gonten & Co. Petroleum Engineers as of December 31, 2006 (Incorporated by reference from exhibit 99.2 to the Company’s Current Report on Form 8-K filed January 23, 2007).

99.3	—

Oversight review letter of Ryder Scott Company Petroleum Engineers dated January 11, 2007 (Incorporated by reference from exhibit 99.2 to the Company’s Current Report on Form 8-K filed January 16, 2007).

*99.4	—	Supplemental Summary of Reserve Report of Ryder Scott Company Petroleum Engineers as of December 31, 2006.

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
John W. Elias
Chief Executive Officer and Chairman of the Board
Date: March 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/S/ John W. Elias	Date: March 12, 2007
John W. Elias
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By	/S/ Michael G. Long	Date: March 12, 2007
Michael G. Long
Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

By	/S/ Thurmon M. Andress	Date: March 12, 2007
Thurmon Andress
Director

By	/S/ Vincent S. Andrews	Date: March 12, 2007
Vincent Andrews
Director

By	/S/ Jonathan Clarkson	Date: March 12, 2007
Jonathan Clarkson
Director

By	/S/ Michael A. Creel	Date: March 12, 2007
Michael A. Creel
Director

By	/S/ Stanley S. Raphael	Date: March 12, 2007
Stanley S. Raphael
Director

By	/S/ John Sfondrini	Date: March 12, 2007
John Sfondrini
Director

By	/S/ Robert W. Shower	Date: March 12, 2007
Robert W. Shower
Director

By	/S/ David F. Work	Date: March 12, 2007
David F. Work
Director

EDGE PETROLEUM CORPORATION

Index to Consolidated Financial Statements and Supplementary Information

CONSOLIDATED FINANCIAL STATEMENTS

Audited Financial Statements:
Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Unaudited Information:
Supplementary Information to Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

All schedules are omitted, as the required information is either inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Edge Petroleum Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of Edge Petroleum Corporation as of December 31, 2006 and 2005 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Edge Petroleum Corporation at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Edge Petroleum Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/S/ BDO SEIDMAN, LLP

BDO Seidman, LLP

Houston, Texas
March 9, 2007

EDGE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,081	$666
Accounts receivable, trade, net of allowance	17,738	24,980
Accounts receivable, joint interest owners and other, net of allowance	2,217	2,100
Deferred income taxes	—	2,518
Derivative financial instruments	5,945	—
Other current assets	3,959	6,437

Total current assets	31,940	36,701

PROPERTY AND EQUIPMENT, Net – full cost method of accounting for oil and natural gas properties (including unevaluated costs of $57.6 million and $36.9 million at December 31, 2006 and 2005, respectively)	289,457	306,456

OTHER ASSETS	260	223

TOTAL ASSETS	$321,657	$343,380

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable, trade	$3,953	$5,571
Accrued liabilities	16,638	17,894
Derivative financial instruments	—	2,479
Accrued interest payable	541	17
Deferred income taxes	433	—
Asset retirement obligation – current portion	213	203

Total current liabilities	21,778	26,164

ASSET RETIREMENT OBLIGATION – long-term portion	3,158	2,564

DERIVATIVE FINANCIAL INSTRUMENTS	758	—

DEFERRED TAX LIABILITY	10,911	37,897

LONG-TERM DEBT	129,000	85,000

Total liabilities	165,605	151,625

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 17,442,229 and 17,216,776 shares issued and outstanding at December 31, 2006 and 2005, respectively	174	172
Additional paid-in capital	141,685	137,842
Retained earnings	14,193	55,454
Accumulated other comprehensive loss	—	(1,713)

Total stockholders’ equity	156,052	191,755

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$321,657	$343,380

See accompanying notes to the consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except share data)
OIL AND NATURAL GAS REVENUE:
Oil and natural gas sales	$120,014	$123,450	$66,965
Gain (loss) on derivatives	9,730	(2,267)	(2,460)
Total revenue	129,744	121,183	64,505

OPERATING EXPENSES:
Oil and natural gas operating expenses including production and ad valorem taxes	18,257	17,068	9,309
Depletion, depreciation, amortization and accretion	61,080	40,218	21,928
Impairment of oil and natural gas properties	96,942	—	—
Bad debt expense	—	65	—
General and administrative expenses	13,788	12,371	9,447

Total operating expenses	190,067	69,722	40,684

OPERATING INCOME (LOSS)	(60,323)	51,461	23,821

OTHER INCOME (EXPENSE):
Interest expense, net of amounts capitalized	(2,500)	—	(331)
Amortization of deferred loan costs	(165)	(153)	(142)
Interest income	152	128	36

INCOME (LOSS) BEFORE INCOME TAXES	(62,836)	51,436	23,384

INCOME TAX (EXPENSE) BENEFIT	21,575	(18,078)	(8,255)

NET INCOME (LOSS)	$(41,261)	$33,358	$15,129

BASIC EARNINGS (LOSS) PER SHARE	$(2.38)	$1.95	$1.16

DILUTED EARNINGS (LOSS) PER SHARE	$(2.38)	$1.87	$1.11

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	17,368	17,122	13,029

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	17,368	17,815	13,648

See accompanying notes to the consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2006	2005	2004
	(in thousands)

NET INCOME (LOSS)	$(41,261)	$33,358	$15,129

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Change in fair value of outstanding hedging and derivative instruments (1)	—	(3,761)	953
Reclassification of hedging and derivative losses (2)	1,713	799	660
Other comprehensive income (loss)	1,713	(2,962)	1,613

COMPREHENSIVE INCOME (LOSS)	$(39,548)	$30,396	$16,742

(1) net of income taxes	$—	$(2,025)	$513
(2) net of income taxes	$922	$430	$355

See accompanying notes to the consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(41,261)	$33,358	$15,129
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized (gain) loss on the fair value of derivatives	(5,031)	(720)	565
Loss on property	—	2	—
Depletion, depreciation, amortization and accretion	61,080	40,218	21,928
Impairment of oil and natural gas properties	96,942	—	—
Amortization of deferred loan costs	165	153	142
Deferred tax provision	(21,575)	18,078	8,255
Non-cash share-based compensation cost	2,807	2,769	1,746
Bad debt expense	—	65	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, trade	7,242	(9,770)	(3,180)
(Increase) decrease in accounts receivable, joint interest owners	(117)	3,746	(4,113)
Increase in other assets	(536)	(1,062)	(259)
Increase (decrease) in accounts payable, trade	(1,618)	2,052	1,408
Increase in accrued interest payable	524	17	—
Increase (decrease) in accrued liabilities	(1,213)	4,205	649
Net cash provided by operating activities	97,409	93,111	42,270

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(144,338)	(123,959)	(89,470)
Drilling advances	2,869	(4,286)	—
Proceeds from the sale of oil and natural gas properties	628	—	60
Acquisition of Cinco Energy Corporation, net of cash acquired	429	(39,035)	—
Net cash used in investing activities	(140,412)	(167,280)	(89,410)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from long-term debt	62,000	81,000	27,000
Payments on long-term debt	(18,000)	(16,000)	(28,000)
Net proceeds from issuance of common stock	576	7,615	49,507
Deferred loan costs	(158)	(47)	(427)
Net cash provided by financing activities	44,418	72,568	48,080

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,415	(1,601)	940
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	666	2,267	1,327
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,081	$666	$2,267

See accompanying notes to the consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Equity
	(in thousands)
BALANCE, DECEMBER 31, 2003	12,581	$126	$75,282	$6,967	$(364)	$82,011
Issuance of common stock	3,955	39	49,579	—	—	49,618
Compensation cost – restricted stock	—	—	498	—	—	498
Compensation cost – repriced options	—	—	1,136	—	—	1,136
Tax benefit associated with exercise of non-qualified stock options	—	—	462	—	—	462
Change in valuation of hedging instruments	—	—	—	—	1,613	1,613

Net income	—	—	—	15,129	—	15,129
BALANCE, DECEMBER 31, 2004	16,536	165	126,957	22,096	1,249	150,467
Issuance of common stock	681	7	7,776	—	—	7,783
Compensation cost – restricted stock	—	—	974	—	—	974
Compensation cost – repriced options	—	—	1,628	—	—	1,628
Tax benefit associated with exercise of non-qualified stock options	—	—	507	—	—	507
Change in valuation of hedging instruments	—	—	—	—	(2,962)	(2,962)

Net income	—	—	—	33,358	—	33,358
BALANCE, DECEMBER 31, 2005	17,217	172	137,842	55,454	(1,713)	191,755
Issuance of common stock	225	2	1,404	—	—	1,406
Compensation cost – restricted stock	—	—	1,908	—	—	1,908
Compensation cost – stock option expense	—	—	69	—	—	69
Tax benefit associated with exercise of non-qualified stock options	—	—	462	—	—	462
Change in valuation of hedging instruments	—	—	—	—	1,713	1,713

Net loss	—	—	—	(41,261)	—	(41,261)
BALANCE, DECEMBER 31, 2006	17,442	$174	$141,685	$14,193	$—	$156,052

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

Changes in Accounting Principles –  Beginning January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.  This statement requires the Company to record expense associated with the fair value of stock-based compensation.  The Company elected to use the modified-prospective adoption method for the standard which is discussed in further detail below and in Note 17.

Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Financial Instruments - The Company’s financial instruments consist of cash, receivables, payables, long-term debt and oil and natural gas commodity derivatives.  The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items.  The carrying amount of long-term debt as of December 31, 2006 and 2005 approximates fair value because the interest rates are variable and reflective of market rates. Derivative instruments are reflected at fair value based on quotes obtained from our counterparties.

Revenue Recognition - The Company recognizes oil and natural gas revenue from its interests in producing wells as oil and natural gas is produced and sold from those wells.  Oil and natural gas sold by the Company is not significantly different from the Company’s share of production.

Allowance for Doubtful Accounts - The Company routinely assesses the recoverability of all material trade and other receivables to determine its ability to collect the receivables in full. Many of the Company’s receivables are from joint interest owners on properties of which the Company is the operator. Thus, the Company may have the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings.  Generally, the Company’s crude oil and natural gas receivables are collected within two to three months. The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated (see Note 3).

Inventories - Inventories consist principally of tubular goods and production equipment, stated at the lower of weighted-average cost or market.

Other Property, Plant & Equipment - Depreciation of other office furniture and equipment and computer hardware and software is provided using the straight-line method based on estimated useful lives ranging from one to seven years.

Oil and Natural Gas Properties - The accounting for our business is subject to special accounting rules that are unique to the oil and gas industry. There are two allowable methods of accounting for oil and gas business activities:  the successful-efforts method and the full-cost method.  There are several significant differences between these methods. Among these differences is that, under the successful-efforts method, costs such as geological and geophysical (“G&G”), exploratory dry holes and delay rentals are expensed as incurred whereas under the full-cost method these types of charges are capitalized to their respective full-cost pool.  The Company utilizes the full-cost method of accounting for oil and natural gas properties.  In accordance with the full-cost method of accounting, all costs associated with the exploration, development and acquisition of oil and natural gas properties, including salaries, benefits and other internal costs directly attributable to these activities are capitalized within a cost center. The Company’s oil and natural gas properties are located within the United States of America, which constitutes one cost center.  The Company also capitalizes a portion of interest expense on borrowed funds.

In the measurement of impairment of proved oil and gas properties, the successful-efforts method of accounting follows the guidance provided in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, where the first measurement for impairment is to compare the net book value of the related asset to its undiscounted future cash flows using commodity prices consistent with management expectations.  The full-cost method follows guidance provided in Securities and Exchange Commission (“SEC”) Regulation S-X Rule 4-10, where impairment is determined by the “ceiling test,” whereby to the extent that such capitalized costs subject to amortization in the full cost pool (net of depletion, depreciation and amortization and related deferred taxes) exceed the present value (using 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves adjusted for asset retirement obligations net of salvage value, such excess costs are charged to expense.  Once incurred, an impairment of oil and natural gas properties is not reversible at a later date.  A ceiling test impairment could result in a significant loss for a reporting period; however, future depletion expense would be correspondingly reduced.  In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 103, Update of Codification of Staff Accounting Bulletins, derivative instruments qualifying as cash flow hedges are to be included in the computation of limitation on capitalized costs. During the first quarter of 2006, the Company discontinued the use of cash flow hedge accounting; therefore, the ceiling test at December 31, 2006 was not impacted by the value of our derivatives.  At December 31, 2005 and 2004, the Company was applying cash flow hedge accounting to its natural gas derivatives, and the period-end price was between the cap and floor established by the Company’s hedge contracts and thus no impact was included in the ceiling test calculation.

Impairment of oil and natural gas properties is assessed quarterly in conjunction with the Company’s quarterly and annual SEC filings. The Company recorded a non-cash ceiling test impairment of oil and natural gas properties for the year ended December 31, 2006 of $96.9 million ($63.0 million net of tax).  The impairment was recorded in the third quarter of 2006 and was primarily the result of a decline in natural gas prices at September 30, 2006.  At December 31, 2005, the quoted market prices, adjusted for differentials, utilized in calculating the full-cost ceiling were $10.05 per MMBtu for natural gas and $61.04 per barrel for crude oil.  Our impairment of $96.9 million at September 30, 2006 was calculated based upon prices of $4.18 per MMBtu for natural gas and $62.92 per barrel for crude oil.  Subsequent to the end of the reporting period, quoted market prices for natural gas increased such that we believe we would have avoided a write-down if, as would have been allowed under applicable accounting guidelines, we had elected to use such subsequent prices in calculating the ceiling test at September 30, 2006.  No ceiling test impairment was required during the comparable 2005 and 2004 period.

The Company capitalized $3.0 million, $2.6 million, and $2.2 million of general and administrative costs in 2006, 2005 and 2004, respectively. The Company also capitalizes a portion of interest expense on borrowed funds related to unproved oil and gas properties. The Company capitalized approximately $5.3 million, $1.9 million, and $0.7 million of interest costs in 2006, 2005 and 2004, respectively.

Oil and natural gas properties are amortized using the unit-of-production method using estimates of proved reserve quantities.  Investments in unproved properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs. Unproved oil and natural gas properties consist of the cost of unevaluated leaseholds, cost of seismic data, exploratory and developmental wells in progress, and secondary recovery projects before the assignment of proved reserves. Oil and natural gas properties include costs of $57.6 million and $36.9 million at December 31, 2006 and 2005, respectively, related to unproved property, which were excluded from capitalized costs being amortized. Unproved properties are evaluated quarterly, and as needed, for impairment on a property-by-property basis. Factors considered by management in its impairment assessment include drilling results by the Company and other operators, the terms of oil and natural gas leases not held by production, production response to secondary recovery activities and available funds for exploration and development. If the results of an assessment indicate that an unproved property is impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. In September 2004, the SEC issued SAB No. 106, Interaction of Statement 143 and the Full Cost Rules, which the Company adopted in the fourth quarter of 2004 with no impact on the Company’s financial statements. In accordance with SAB No. 106, the amortizable base used to calculate unit-of-production depletion includes estimated future development and dismantlement costs, and restoration and abandonment costs, net of estimated salvage values. The depletion rates per Mcfe for the years ended December 31, 2006, 2005 and 2004 were $3.51, $2.43, and $1.78, respectively.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

Asset Retirement Obligations – The Company accounts for asset retirement obligations under the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, which provides for an asset and liability approach to accounting for Asset Retirement Obligations (“ARO”). Under this method, when legal obligations for dismantlement and abandonment costs, excluding salvage values, are incurred, a liability is recorded at fair value and the carrying amount of the related oil and gas properties is increased. Accretion of the liability is recognized each period using the interest method of allocation and the capitalized cost is depleted over the useful life of the related asset. See further discussion in Note 7.

Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, which provides for an asset and liability approach to accounting for income taxes.  Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases (see Note 15).

Earning per Share - The Company accounts for earnings per share in accordance with SFAS No. 128, Earnings per Share, which establishes the presentation requirements for earnings per share (“EPS”).  SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the statement of operations.  Basic earnings per common share amounts are calculated using the weighted average number of common shares outstanding during each period.  Diluted earnings per common share assumes the exercise of all restricted stock units, stock options and warrants having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method.

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per common share computations, in accordance with SFAS No. 128, for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share amounts)

Net income (loss)	$(41,261)	$33,358	$15,129

Basic weighted average shares outstanding	17,368	17,122	13,029
Add: dilutive effect of employee stock options	—	498	477
Add: dilutive effect of restricted stock units	—	195	142
Diluted weighted-average common shares outstanding	17,368	17,815	13,648

Basic income (loss) per common share	$(2.38)	$1.95	$1.16
Diluted income (loss) per common share	$(2.38)	$1.87	$1.11

Due to the Company’s net loss in 2006 our unvested restricted stock units and stock options (429,567 equivalent shares) were not included in computing diluted earnings per share because the effect was antidilutive.  In computing earnings per share, no adjustments were made to reported net income (loss).

Share-Based Compensation – At December 31, 2006, the Company had a share-based employee compensation plan that included restricted stock units and stock options issued to employees and non-employee directors, as more fully described in Note 17.  Stock options were last issued in April 2004.  Prior to 2006, the Company accounted for share-based compensation using the intrinsic value recognition and measurement principles detailed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.  Except for certain repriced options described below, no share-based compensation expense relating to stock option grants was reflected in the Company’s consolidated statements of operations for any period presented prior to 2006, since all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The Company used the Black-Scholes option calculation model to calculate the disclosures required under SFAS No. 123, Accounting for Stock Based Compensation.  In 1999, the Company repriced certain employee and director stock options.  The Company accounted for these repriced stock options in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions involving Stock Based Compensation – An Interpretation of APB No. 25, which prescribed the variable plan accounting treatment for repriced options.  Under variable plan accounting, compensation expense is adjusted for increases or decreases in the fair market value of the Company’s common stock to the extent that the market value exceeds the exercise price of the option until the options are exercised, forfeited, or expire unexercised.  Beginning January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment.  This statement requires the Company to record expense associated with the fair value of share-based compensation.  The Company elected to use the modified-prospective adoption method for the standard and has consequently recognized additional compensation expense of $68,937 in 2006.  No further expense associated with stock options is expected to be recognized unless future awards are granted.  The Company has recorded compensation expense associated with the issuance of restricted stock and restricted stock units since the plan was adopted in 1997 and stock or stock units were first granted.  The Company recognizes costs associated with these grants based on the estimated fair value of the restricted stock units as determined at the time of grant.

The following table illustrates the effect on net income and earnings per share information if the Company had applied the fair value recognition provision of SFAS No. 123(R) to options and restricted stock units granted under our share-based compensation plans in 2005 and 2004.  For the purposes of this pro forma disclosure, the value is estimated using a Black-Scholes option-pricing formula and expensed over the option’s vesting periods.

	Year Ended December 31,
	2005	2004
	(in thousands, except per share amounts)
Net income:
As reported	$33,358	$15,129
Add: share-based employee compensation reported in net income, net of taxes	1,691	1,062
Deduct: share-based employee compensation under the fair value method for all awards, net of taxes	(822)	(608)
Pro forma net income	$34,227	$15,583

Earnings per share:
Basic - as reported	$1.95	$1.16
Basic – pro forma	2.00	1.20
Diluted – as reported	1.87	1.11
Diluted – pro forma	1.95	1.16

Derivatives and Hedging Activities - The Company accounts for its derivative contracts under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended).  The statement requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives be reported in current earnings, unless the derivative qualifies for special hedge accounting treatment. If the derivative is designated as a cash flow hedge and the intended use of the derivative is to hedge the exposure to variability in expected future cash flows, then the changes in the fair value of the derivative instrument will generally be reported in Other Comprehensive Income (“OCI”).  The gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the period in which earnings are impacted by the hedged item.  If hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value and gains and losses that were accumulated in other comprehensive income will be recognized in earnings immediately.  During the first quarter of 2006, the Company determined that the cash flow hedge accounting treatment previously applied to its natural gas contracts should be discontinued due to projected changes in the 2006 physical production volumes hedged and to give the Company more flexibility in how it markets its physical production. In 2006, the Company applied mark-to-market accounting treatment to all outstanding derivative contracts.  Therefore, the changes in fair value are not deferred through other comprehensive income, but rather recorded in revenue immediately as unrealized gains or losses. Going forward, the Company will continue to evaluate the terms of new contracts entered into to determine whether cash flow hedge accounting treatment or mark-to-market accounting treatment will be applied. In the past, the Company has used mark-to-market accounting treatment for its crude oil contracts and cash flow hedge accounting treatment for its natural gas contracts, therefore unrealized gains and losses on the change in fair value of natural gas contracts between periods may not be comparable.  (See Note 9).

Comprehensive Income - The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In accordance with the provisions of SFAS No. 130, the Company has presented the components of comprehensive income on the face of the consolidated statements of comprehensive income. For the years ended December 31, 2005 and 2004, the only component of other comprehensive income was changes in fair value of hedging instruments and reclassifications of hedging gains and losses.  This component of other comprehensive income is not applicable in 2006 because cash flow hedge accounting was discontinued in the first quarter of the year.

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

Concentration of Credit Risk - Substantially all of the Company’s accounts receivable result from oil and natural gas sales or joint interest billings to third parties in the oil and natural gas industry.  This concentration of customers and joint interest owners may impact the Company’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions.  Historically, the Company has not experienced significant credit losses on such receivables; however, in 2001, the Company reserved $0.5 million related to non-payments from two purchasers of the Company’s oil and natural gas, which remains in the allowance for doubtful accounts receivable, trade until such time as the Company discontinues pursuing recovery efforts. In 2006, the Company wrote off $1,571 in accounts receivable from joint interest owners.  During 2005 the Company recorded $65,157 of bad debt expense to increase its allowance for outstanding receivables from joint interest owners and wrote off $142,386 in accounts receivable from joint interest owners.  No bad debt expense was recorded in 2004 related to joint interest owners.  The Company cannot ensure that similar such losses may not be realized in the future.

Recently Issued Accounting Pronouncements – In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS No. 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS No. 156 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. FIN 48 also requires that the amount of interest expense to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return. The change in net assets as a result of applying this pronouncement will be considered a change in accounting principle with the cumulative effect of the change treated as an offsetting adjustment to the opening balance of retained earnings or goodwill, if allowed under existing accounting standards, in the period of transition. FIN 48 is effective as of January 1, 2007 and the Company is currently evaluating the effects, if any, that FIN 48 will have on its financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 applies to all entities and is effective for fiscal years beginning after November 15, 2007.  The Company is currently determining the impact, if any, that SFAS No. 159 will have on its financial statements.

Reclassifications - Certain reclassifications of prior period balances have been made to conform to current reporting practices.

3.     ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Below are the components of Accounts Receivable, Joint Interest Owners and Other, as of December 31, 2006 and 2005:

	December 31,
	2006	2005
	(in thousands)
Joint interest owners	$2,218	$1,212
Chapman Ranch Field Asset Acquisition Purchase Price Adjustment (1)	—	818
Other Receivables (2)	2	75
Allowance for Doubtful Accounts Receivable (joint interest owners)	(3)	(5)
Net Accounts Receivable, joint interest owners and other	$2,217	$2,100

(1)     This amount represents the accrual of revenues, net of expenses for the results of operations between September 1, 2005 and October 13, 2005 of the Chapman Ranch Field acquired properties, pursuant to closing provisions of the purchase and sale agreement for the Chapman Ranch Field asset acquisition in 2005  (see Note 6).

(2)     Other receivables represent various miscellaneous refunds or credits that the Company is due that may not relate to Joint Interest Billings or Trade Receivables.

The following table sets forth changes in the Company’s allowance for doubtful accounts receivable, trade and joint interest owners and other, for the years ended December 31, 2006, 2005 and 2004:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions and Other	Balance at End of Year
	(in thousands)
Year ended December 31, 2006:
Allowance for doubtful accounts	$530	$—	$(2)	$528
Year ended December 31, 2005:
Allowance for doubtful accounts	$607	$65	$(142)	$530
Year ended December 31, 2004:
Allowance for doubtful accounts	$607	$—	$—	$607

4.     OTHER CURRENT ASSETS

Below are the components of other current assets as of December 31, 2006 and 2005:

	December 31,
	2006	2005
	(in thousands)
Prepaid insurance	$397	$388
Prepayments and deposits to vendors	387	323
Prepaid seismic licenses	266	—
Drilling advances	1,151	4,286
Inventory (1)	1,758	1,440
Total other current assets	$3,959	$6,437

(1) Consists of tubular goods and production equipment for wells and facilities.

5.     PROPERTY AND EQUIPMENT

At December 31, 2006 and 2005, property and equipment consisted of the following:

	December 31,
	2006	2005
	(in thousands)
Developed oil and natural gas properties	$521,713	$401,697
Unevaluated oil and natural gas properties	57,577	36,949
Computer equipment and software	4,602	4,491
Other office property and equipment	2,588	2,515
Total property and equipment	586,480	445,652
Accumulated depletion, depreciation and amortization	(297,023)	(139,196)
Total property and equipment, net	$289,457	$306,456

The following table summarizes the cost of the properties not subject to amortization by the year the cost was incurred:

	December 31,
	2006	2005
	(in thousands)
Year cost incurred:
1999	$193	$193
2000	—	—
2001	22	22
2002	88	88
2003	118	248
2004	228	3,510
2005	26,150	32,888
2006	30,778	—
Total	$57,577	$36,949

6.     ACQUISITIONS AND DIVESTITURES

Chapman Ranch Field Acquisition in 2006 - On December 12, 2006, the Company executed an agreement to acquire certain working interests in the Chapman Ranch Field in Nueces County, Texas from Kerr-McGee Oil & Gas Onshore LP (“Kerr-McGee”), a wholly owned subsidiary of Anadarko Petroleum Corporation.  In late 2005, the Company acquired non-operated working interests in certain wells in this field, as discussed below.  Upon the closing of the Kerr-McGee acquisition on December 28, 2006, the Company assumed operatorship of Chapman Ranch.  The base purchase price of the acquisition was $26.0 million.  The purchase price was preliminarily adjusted at closing to $25.0 million (including a previously paid deposit of $2.6 million) as a result of adjustments to the purchase price for the results of operations between the December 1, 2006 effective date and the December 28, 2006 closing date, and other purchase price adjustments.  There may be post-closing adjustments to the purchase price for results of operations between the effective date and closing date as further information becomes available.  The Company financed the purchase price of the Kerr-McGee acquisition through $24.0 million in borrowings under its Credit Facility, the borrowing base of which was increased as a result of this transaction.

Chapman Ranch Field Acquisitions in 2005 - On September 21, 2005, the Company executed two separate and definitive agreements for the acquisition of (i) the stock of a private company, Cinco Energy Corporation (“Cinco”), whose primary asset is ownership of working interests in oil and natural gas properties located on the Chapman Ranch Field in Nueces County, Texas and (ii) additional working interests in the Chapman Ranch Field owned by two other private companies for an aggregate final purchase price of approximately $74.9 million (of which $46.9 million was attributable to the stock purchase and $28.0 million was attributable to the working interest asset purchase). The Company allocated approximately $17.5 million of the total purchase price to the unproved property category. Both purchase prices were subject to adjustment pursuant to the provisions of the applicable agreements. The Company also agreed to pay the sellers an aggregate incremental purchase price of $5.2 million (of which $3.0 million was attributable to the stock purchase and $2.2 million was attributable to the working interest asset purchase) related to the operator obtaining high-cost gas certification on or before January 31, 2006, which would provide for severance tax abatements on the properties acquired. The operator of the properties filed for the abatements and the Company was notified that not all of the properties qualified for high-cost gas certification, therefore the incremental purchase price was reduced to $4.8 million in January 2006. On November 30, 2005, the Company paid a portion of the incremental purchase price of $3.9 million when a portion of the properties qualified for the certification and incurred a contingent liability for the remaining balance of $0.9 million, which was paid to the Sellers in the first quarter of 2006. The Company financed the acquisitions through borrowings under its credit facility, the borrowing base of which increased in connection with these transactions and other recent activities since the last redetermination.

The asset purchase closed on October 13, 2005. The final purchase price of $28.0 million was adjusted for the incremental purchase price (see above) and the results of operations between the September 1, 2005 effective date and the October 13, 2005 closing date, pursuant to the closing adjustment provisions of the relevant agreement.

The stock purchase closed November 30, 2005. The final purchase price of $46.9 million was subject to adjustment for, among other things, working capital as of September 1, 2005 and an incremental purchase price (see above), pursuant to the closing provisions of the relevant agreement.

Pursuant to the terms of the stock purchase agreement, Cinco changed its name to Edge Petroleum Production Company.  It will remain a wholly owned subsidiary of the Company going forward.

The Cinco acquisition was accounted for as a purchase business combination. Under this method of accounting, on the closing date, the assets and liabilities of Cinco were recorded by Edge at their estimated fair market values. The following allocation of the final purchase price to specific assets and liabilities has been adjusted for actual amounts.

In thousands:
Cash	$8,305
Current assets	2,470
Properties and equipment	53,065
Deferred tax liability (1)	(14,945)
Current liabilities	(1,919)
Asset retirement obligation	(64)
Stockholders’ equity	$46,912

(1)  Represents certain tax liabilities resulting from the fair value and tax basis difference.

The following unaudited pro forma results for 2005 show the effect on the Company’s consolidated results of operations as if the Cinco transaction had occurred on January 1, 2005.  The following 2005 unaudited pro forma results are the result of combining the statement of operations of Edge with the statement of income for Cinco, adjusted for (i) assumption of ARO liabilities and accretion expense for the properties acquired, (ii) depletion, depreciation and amortization expense applied to the adjusted basis of the properties acquired using the purchase method of accounting, (iii) conversion of Cinco from successful efforts method of accounting to the full cost method of accounting,  and (iv) the related income tax effects of these adjustments based on the applicable statutory rates.  The pro forma information is based upon numerous assumptions, and is not necessarily indicative of future results of operations.

For the Year Ended December 31, 2005
(unaudited)
(in thousands, except share data)
Revenue	$131,289
Net income	$27,202
Net income per common share:
Basic	$1.59
Diluted	$1.53

Contango Asset Acquisition - On December 29, 2004, the Company consummated the acquisition of interests in oil and natural gas properties located in south Texas from Contango Oil & Gas Company (“Contango”). The final purchase price for the acquisition was $40.1 million, which was adjusted for the results of operations between the July 1, 2004 effective date and the December 29, 2004 closing date, pursuant to the closing adjustment provisions. The purchase price was funded from the net proceeds of a public offering of common stock completed on December 21, 2004 (see Note 11).

Divestitures - In 2006, the Company consummated the divestiture of its Buckeye properties located in Live Oak County, Texas for net proceeds of $627,645.  During 2005, the Company had no divestitures of oil and gas properties.  During 2004, the Company sold oil and gas properties for net proceeds of $60,000.  The Company’s 2004 asset divestitures related primarily to the sale of certain oil and gas properties and equipment in Texas, Mississippi and Louisiana.  Proceeds from these dispositions were credited to the full-cost pool.

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

The Company adopted SFAS No. 143 on January 1, 2003, whereby the Company records an abandonment liability associated with its oil and natural gas wells when those assets are placed in service.  The changes to the ARO during the periods ended December 31, 2006 and 2005 are as follows:

	For the Year Ended December 31,
	2006	2005
	(in thousands)
ARO, beginning of year	$2,767	$2,189
Additional liabilities incurred	572	588
Liabilities settled	(199)	(151)
Accretion expense	189	141
Revisions	42	—
ARO, end of year	$3,371	$2,767

Current portion	$213	$203
Long-term portion	$3,158	$2,564

ARO liabilities incurred during the year ended December 31, 2006 include obligations assumed for 39 wells that were successfully drilled during the year, several non-operated wells that were not previously identified and adjustments for additional working interests acquired in 19 wells in the Chapman Ranch Field. Liabilities settled during the year ended December 31, 2006 included 30 wells that were either plugged or sold.

8.     ACCRUED LIABILITIES

Below are the components of accrued liabilities as of December 31, 2006 and 2005:

	As of December 31,
	2006	2005
	(in thousands)
Accrued capital expenditures	$6,603	$9,428
Professional services	1,244	850
Salaries and benefits	931	1,600
Royalties payable	4,014	4,133
Lease operating expenses including ad valorem taxes payable	2,438	1,409
Litigation settlement	1,328	—
Other	80	474
Total accrued liabilities	$16,638	$17,894

9.      HEDGING AND DERIVATIVE ACTIVITIES

Due to the volatility of oil and natural gas prices, the Company periodically enters into price-risk management transactions (e.g., swaps, collars and floors) for a portion of its oil and natural gas production to achieve a more predictable revenue, as well as to reduce exposure from price fluctuations.  While the use of these arrangements may limit the Company’s ability to benefit from increases in the price of oil and natural gas, it also reduces the Company’s potential exposure to adverse price movements.  The Company’s arrangements, to the extent it enters into any, apply to only a portion of its production and provide only partial price protection against declines in oil and natural gas prices. None of these instruments are used for trading or speculative purposes. On a quarterly basis, the Company’s management sets all of the Company’s price-risk management policies, including volumes, types of instruments and counterparties. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation and concurrence by the President and Chairman of the Board.  The Board of Directors monitors the Company’s policies and trades.

All of these price-risk management transactions are considered derivative instruments and accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). These derivative instruments are intended to hedge our price risk and may be considered hedges for economic purposes, but certain of these transactions may not qualify for cash flow hedge accounting. All derivative instrument contracts are recorded on the balance sheet at fair value and the cash flows resulting from settlement of these derivative transactions are classified in operating activities on the statement of cash flows. For those derivatives in which mark-to-market accounting treatment is applied, the changes in fair value are not deferred through other comprehensive income on the balance sheet.  Rather they are immediately recorded in total revenue on the statement of operations.  For those derivative instrument contracts that are designed and qualify for cash flow hedge accounting, the effective portion of the changes in the fair value of the contracts is recorded in other comprehensive income on the balance sheet and the ineffective portion of the changes in the fair value of the contracts is recorded in total revenue on the statement of operations, in either case, as such changes occur. When the hedged production is sold, the realized gains and losses on the contracts are removed from other comprehensive income and recorded in revenue. While the contract is outstanding, the ineffective gain or loss may increase or decrease until settlement of the contract depending on the fair value at the measurement dates.

During the first quarter of 2006, the Company determined that the cash flow hedge accounting treatment previously applied to its natural gas contracts should be discontinued due to projected changes in the 2006 physical production volumes hedged and to give the Company more flexibility in how it markets its physical production. In 2006, the Company has applied mark-to-market accounting treatment to all outstanding derivative contracts, therefore the changes in fair value are not deferred through other comprehensive income, but rather recorded in revenue immediately as unrealized gains or losses. Going forward, the Company will continue to evaluate the terms of new contracts entered into to determine whether cash flow hedge accounting treatment or mark-to-market accounting treatment will be applied. In the past, the Company has used mark-to-market accounting treatment for its crude oil contracts and cash flow hedge accounting treatment for its natural gas contracts.  Therefore, unrealized gains and losses on the change in fair value of natural gas contracts between periods may not be comparable.

For the years ended December 31, 2006, 2005 and 2004, the Company included in revenue realized and unrealized losses related to its derivative contracts. There was no ineffectiveness recognized during the years ended December 31, 2005 and 2004 when cash flow hedge accounting was applied to the Company’s natural gas contracts. For the three years ended December 31, 2006, 2005 and 2004, the Company included in total revenue the following realized and unrealized gains and losses:

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Natural gas collar realized settlements	$4,699	$(1,230)	$(328)
Crude oil collar realized settlements	—	(1,757)	(881)
Hedge premium reclassification	—	—	(686)
Natural gas collar unrealized change in fair value	4,686	—	—
Crude oil collar unrealized change in fair value	345	720	(565)
Gain (loss) on hedging and derivatives	$9,730	$(2,267)	$(2,460)

The fair value of outstanding hedge and derivative contracts at December 31, 2006 and 2005 reflected on the balance sheet were as follows:

							Fair Value of Outstanding Hedging and Derivative Contracts as of
					Price	Volumes	December 31,
Transaction Date	Transaction Type		Beginning	Ending	Per Unit	Per Day	2006	2005
							(in thousands)
Natural Gas (1):

08/05	Natural Gas Collar		01/01/2006	12/31/2006	$7.00-$10.50	10,000MMbtu	$—	$(2,498)

08/05	Natural Gas Collar		01/01/2006	12/31/2006	$7.00-$16.10	10,000MMbtu	—	(137)

08/06	Natural Gas Collar	(3)	01/01/2007	12/31/2007	$7.50-$11.50	5,000 MMbtu	2,301	—

08/06	Natural Gas Collar	(3)	01/01/2007	12/31/2007	$7.50-$12.00	5,000 MMbtu	2,385	—

Crude Oil (2):

08/05	Crude Oil Collar		01/01/2006	12/31/2006	$55.00-$80.00	400Bbl	—	156

08/06	Crude Oil Collar		01/01/2007	12/31/2007	$70.00-$87.50	400 Bbl	1,047	—

12/06	Crude Oil Swap		01/01/2007	12/31/2007	$66.00	600 Bbl	212	—

12/06	Crude Oil Swap		01/01/2008	12/31/2008	$66.00	1,500 Bbl	(758)	—
							$5,187	$(2,479)

(1)          The Company’s current natural gas collars were entered into on a per MMbtu delivered price basis, using the Houston Ship Channel Index.  Cash flow hedge accounting, which was applied to these contracts in 2005, was discontinued in 2006. During 2006, mark-to-market accounting treatment was applied to these contracts and the change in fair value is reflected in total revenue during the year.

(2)          Cash flow hedge accounting is not applied to the Company’s crude oil contracts, which were entered into on a per barrel delivered price basis, using the West Texas Intermediate Light Sweet Crude Oil Index, with settlement for each calendar month occurring five business days following the expiration date. Mark-to-market accounting treatment is applied to these contracts and the change in fair value is reflected in total revenue during the year.

(3)          Subsequent to December 31, 2006, two natural gas collars covering a portion of our 2007 estimated production were terminated and replaced with new collars.  The terms of the new contracts are detailed in the table below.

Derivative contracts entered into after December 31, 2006 were as follows:

Effective Dates
Transaction Date	Transaction Type (1)		Beginning	Ending	Price Per Unit	Volume Per Day

01/07	Natural Gas Collar		01/01/08	12/31/08	$7.50-$9.00	10,000 MMbtu

01/07	Natural Gas Collar		01/01/08	12/31/08	$7.50-$9.02	10,000 MMbtu

01/07	Natural Gas Collar	(2)	02/01/07	12/31/07	$7.02-$9.00	15,000 MMbtu

01/07	Natural Gas Collar	(2)	02/01/07	12/31/07	$7.00-$9.00	15,000 MMbtu

01/07	Natural Gas Collar		02/01/07	12/31/07	$7.00-$9.00	10,000 MMbtu

01/07	Natural Gas Collar		01/01/08	12/31/08	$7.50-$9.00	20,000 MMbtu

(1)   The Company’s January 2007 natural gas collars were entered into on a per MMbtu delivered price basis, using the NYMEX Natural Gas Index, with settlement for each calendar month occurring five business days following the expiration date. Mark-to-market accounting treatment will be applied to these contracts and the change in fair value will be reflected in total revenue.

(2)   These natural gas collars replaced contracts that were cancelled subsequent to December 31, 2006.

10.           LONG-TERM DEBT

On December 21, 2006, the Company amended its Third Amended and Restated Credit Agreement (the “Prior Credit Facility”), which it had originally entered into in March 2004 (effective December 31, 2003) and previously amended on December 4, 2006.  The Prior Credit Facility permitted borrowings up to the lesser of (i) the borrowing base and (ii) $150.0 million.  Effective December 21, 2006, the Prior Credit Facility’s borrowing base was increased from $125.0 million to $140.0 million. The borrowing base under the Prior Credit Facility was increased as a result of the Kerr-McGee acquisition and the Company’s drilling activities since the last redetermination. The Company’s available borrowing capacity under this facility was $11.0 million at December 31, 2006.

The Prior Credit Facility was scheduled to mature on March 31, 2008 and was secured by substantially all of the Company’s assets. Borrowings under the Prior Credit Facility bore interest at rates that were variable based on percentage usage of the facility.  Borrowings could be at Prime plus a margin of 0% to 0.25% or at LIBOR plus a margin of 1.75% to 2.125%.  Outstanding availability bore interest rates of 0.25% to 0.50% based on utilization levels.  At December 31, 2006 the interest rates applied to the Company’s outstanding Prime and LIBOR borrowings were 8.500% and 7.485%, respectively. As of December 31, 2006, $129.0 million in borrowings were outstanding under the Prior Credit Facility.

The Prior Credit Facility provided for certain restrictions, including but not limited to, limitations on additional borrowings, sales of oil and natural gas properties or other collateral, and engaging in merger or consolidation transactions. The Prior Credit Facility also prohibited dividends on our common stock and certain distributions of cash or properties and certain liens.  The Prior Credit Facility also contained the following financial covenants, among others:

•      The EBITDAX to Interest Expense ratio required that the ratio of (a) consolidated EBITDAX (defined as EBITDA plus similar non-cash items and exploration and abandonment expenses for such period) of the Company for the four fiscal quarters then ended to (b) the consolidated interest expense of the Company for the four fiscal quarters then ended, not be less than 3.5 to 1.0.

•      The Working Capital ratio required that the amount of the Company’s consolidated current assets less its consolidated current liabilities, as defined in the Credit Facility Agreement, be at least $1.0 million. For the purposes of calculating the Working Capital ratio, the total of current assets was adjusted for unused capacity under the Credit Facility Agreement, and derivative financial instruments and the total of current liabilities is adjusted for derivative financial instruments and asset retirement obligations.

•      The Maximum Leverage ratio required that the ratio, as of the last day of any fiscal quarter, of (a) Total Indebtedness (as defined in the Credit Facility Agreement) as of such fiscal quarter to (b) an amount equal to consolidated EBITDAX for the two quarters then ended times two, not be greater than 3.0 to 1.0.

Consolidated EBITDAX is a component of negotiated covenants with our lenders and is defined above as part of the Company’s disclosure of its covenant obligations.

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

On December 21, 2004, the Company completed an offering of 3.5 million shares of its common stock, which generated net proceeds of $47.8 million, before direct costs of the offering of $0.6 million. These funds were used to finance the south Texas asset acquisition that closed December 29, 2004 and fund other general corporate purposes. On January 5, 2005, the underwriters exercised their over-allotment option for an additional 0.5 million shares of common stock, which generated additional net proceeds of $7.2 million. These funds were used to reduce outstanding debt. Each of these sales was made under the Company’s initial shelf registration statement. At December 31, 2006, the Company had $390 million available for issuance under its 2005 shelf registration statement.

In January 2007, the Company completed an offering of 10.925 million shares of its common stock and 2.875 million shares of 5.75% Series A cumulative convertible perpetual preferred stock, as discussed further below in Note 12.  As a result of the offerings, the Company had approximately $101.5 million remaining available under its 2005 shelf registration statement.

12.       SUBSEQUENT EVENTS

Acquisitions - On November 16, 2006, the Company entered into two separate purchase and sale agreements (one of which was subsequently amended) with Smith Production Inc. (“Smith”) for (A) (i) ownership interests in certain oil and gas properties located in 13 counties in southeast and south Texas, consisting of approximately 150 gross (74 net) producing wells from Smith and eight other owners who transferred their interests to Smith prior to the closing, (ii) an ownership interest in approximately 17,000 gross (12,250 net) developed acres and 56,000 gross (16,000 net) undeveloped acres of leasehold, (iii) 25% of Smith’s option and leasehold rights and exploration and development rights in an approximate 95 square mile exploration project area known as the Mission project area, also in south Texas, and (iv) certain gathering facilities and ownership to approximately 13 miles of natural gas gathering pipelines and related infrastructure serving producing assets in southeast Texas ((i) through (iv) collectively referred to as the “Smith Properties”); and (B) working interest, option and leasehold rights in two exploration ventures in separate areas, primarily in Texas, from Smith (the “Smith Ventures” and collectively with the Smith Properties, the “Properties”).  The combined cash purchase price paid at closing on January 31, 2007 was approximately $379.8 million for the Smith Properties and $10.0 million for the Smith Ventures.  The purchase price for the Smith Properties was adjusted from the base purchase price of $385 million for, among other things, the results of operations of the Smith Properties between the January 1, 2007 effective date and the January 31, 2007 closing date.  The Company expects further adjustments to the purchase price pursuant to the post-closing adjustment provisions of the amended purchase and sale agreements.

Public Offerings - In order to finance a portion of the Smith acquisition, on January 30, 2007, the Company completed an offering of 10.925 million shares of its common stock, as well as an offering of 2.875 million shares of 5.75% Series A cumulative convertible perpetual preferred stock.  The shares were offered to the public at a price of $13.25 per share of common stock and $50.00 per share of preferred stock.  The Company received net proceeds of approximately $276.7 million, before other direct costs, from the offerings ($138.1 million from the common offering and $138.6 from the preferred offering), after deducting underwriting discounts and commissions and the estimated expenses of the offerings. As a result of the offerings, the Company had approximately $101.5 million remaining available under its 2005 shelf registration statement as of March 9, 2007.

Credit Facility - On January 30, 2007, the Company entered into a Fourth Amended and Restated Credit Agreement for a new Revolving Credit Facility with Union Bank of California (“UBOC”) and the other lenders party thereto. Pursuant to the agreement, UBOC will act as the administrative agent for a senior, first lien secured borrowing base revolving credit facility (the “Credit Facility”) for the Company in an amount equal to $750 million, of which $320 million was initially made available under the borrowing base established at the closing. The Credit Facility has a letter of credit sub-limit of $20 million. In connection with the Credit Facility, the Company paid the lenders fees in an amount equal to 1.00% of the initial borrowing base established under the Credit Facility, or $3.2 million, on January 31, 2007.  The Company paid approximately $0.4 million to the lenders for certain other administrative fees, fronting fees and work fees in connection with the Credit Facility.

The Credit Facility matures on January 31, 2011 and is secured by substantially all of the Company’s assets.  Borrowings under the Credit Facility bear interest at LIBOR plus an applicable margin ranging from 1.25% to 2.5%, with an unused commitment fee ranging from 0.50% to 0.25%.

The Credit Facility provides for certain restrictions and covenants, including, but not limited to, limitations on additional borrowings, sales of oil and natural gas properties or other collateral, and engaging in merger or consolidation transactions. The Credit Facility restricts dividends and certain distributions of cash or properties and certain liens and also contains financial covenants including, without limitation, the following:

•                  An EBITDAX to interest expense ratio requires that as of the last day of each fiscal quarter the ratio of (a) the Company’s consolidated EBITDAX (defined as EBITDA plus similar non-cash items and exploration and abandonment expenses for such period) to (b) the Company’s consolidated interest expense, not be less than 2.5 to 1.0, calculated on a cumulative quarterly basis for the first 12 months after the closing of the Credit Facility and then on a rolling four quarter basis.

•                  A current ratio requires that as of the last day of each fiscal quarter the ratio of the Company’s consolidated current assets to the Company’s consolidated current liabilities, as defined in the Credit Facility, be at least 1.0 to 1.0.

•                  A maximum leverage ratio requires that as of the last day of each fiscal quarter the ratio of (a) Total Indebtedness (as defined in the Credit Facility) to (b) an amount equal to consolidated EBITDAX be not greater than 3.0 to 1.0, calculated on a cumulative quarterly basis for the first 12 months after the closing of the Credit Facility and then on a rolling four quarter basis.

Consolidated EBITDAX is a component of negotiated covenants with our lenders and is presented here as part of the Company’s disclosure of its covenant obligations.

UBOC had previously provided the Company a commitment letter for a $250 million senior, second lien secured bridge loan facility (the “Bridge Loan Facility”). The Bridge Loan Facility, along with the Credit Facility, was intended to replace the Company’s existing credit facility and to fund the Smith acquisition described above if the Company was unable to complete one or both of its previously announced public offerings. Due to the successful completion of the Company’s public offerings of common stock and Series A preferred stock on January 30, 2007, the Company did not enter into the Bridge Loan Facility. The Company paid an amount equal to 0.50% of the commitment under the Bridge Loan Facility, or $1.3 million, on January 31, 2007 which was recorded in the first quarter of 2007.

In connection with the Credit Facility, Edge terminated its existing Third Amended and Restated Credit Agreement, which it had originally entered into in March 2004 (effective December 31, 2003). The balance of the borrowings under this prior credit facility of $129.0 million was repaid on January 30, 2007 with the proceeds from the public offerings described above.  As of March 9, 2007, the Company had borrowings of $235.0 million outstanding under its Credit Facility.

13.       COMMITMENTS AND CONTINGENCIES

Commitments - At December 31, 2006, the Company was obligated under non-cancelable operating leases.  Following is a schedule of the remaining future minimum lease payments under these leases:

(in thousands)
2007	$817
2008	826
2009	818
2010	816
2011	804
Remainder	1,273
Total	$5,354

Rent expense for the years ended December 31, 2006, 2005 and 2004 was approximately $0.7 million, $0.7 million, and $0.5 million, respectively.

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

Texas Comptroller Audit - During the second quarter of 2004, the Company received notice that a subsidiary’s franchise tax returns for the State of Texas would be audited for the tax years 1999 through 2002. After reviewing the documents submitted, the agent representing the Office of the Comptroller of the State of Texas proposed adjustments to the calculation that would result in an increased franchise tax liability.  The agent maintained that transfers by the Company to its subsidiary, which had been classified as intercompany loans, should instead be classified as equity investments in the subsidiary. The State of Texas originally proposed that the franchise tax liability of the subsidiaries would be increased by approximately $3.0 million for the four-year period under audit.

During the third quarter of 2006, the Company and the Comptroller agreed upon a method of computing the Company’s franchise tax liability to the State of Texas for tax years 1999 through 2002 that resulted in a total one-time payment of $144,474, plus penalties of $9,228, which was recorded in 2006.  Interest on this settlement of $40,150 was paid in the fourth quarter of 2006.

Wade and Joyce Montet, et al., v. Edge Petroleum Corp of Texas, et al., consolidated with Rolland L. Broussard, et al., v. Edge Petroleum Corp of Texas, et al. - This is a consolidated suit, filed in state court in Vermilion Parish, Louisiana in September 2003. Plaintiffs are mineral/royalty owners under the Norcen-Broussard No. 1 and 2 wells, Marg Tex Reservoir C, Sand Unit A (Edge’s old Bayou Vermilion Prospect).  They claim the operator at the time, Norcen Explorer, now Anadarko, failed to “block squeeze” the sections of the No. 2 well, as a prudent operator, according to their allegations, would have done, to protect the gas reservoir from being flooded with water from adjacent underground formations. Plaintiffs further allege Norcen was negligent in not creating a field-wide unit to protect their interests.  The allegations relate to actions taken beginning in the early 1990’s. Plaintiffs have named the Company and other working interest owners in the leases as defendants, including Norcen Explorer’s successors in interest, Anadarko. Plaintiffs originally sought unspecified damages for lost royalties and damages due to alleged devaluation of their mineral and property interests, plus interest and attorneys’ fees. In early 2005, the Company filed a motion for summary judgment in the case asserting, among other defenses, that:  (i) there has been no breach of contract, (ii) there is no express or implied duty imposed on us to block squeeze the well or form a field-wide unit, (iii) the units were properly formed by the Conservation Commissioner in accordance with the statutory scheme in Louisiana, (iv) plaintiffs’ claims are barred by limitations, and (v) other defenses. Along with the other defendants, the Company also filed a special peremptory challenge of no cause of action under the leases and the Louisiana Mineral Code for failure to exhaust administrative remedies and due to lack of a demand. In May and June 2005, the court ruled against us on the motion for summary judgment and the peremptory challenges. Of the 18.75% after-payout working interest that was originally reserved in the leases, the Company owned a 2.8% working interest at the time of the alleged acts or omissions. On September 6, 2005, the Company filed a third-party demand to join the other working interest owners who hold the remainder of the 18.75% working interest as third-party defendants in this case. These third-parties consist, for the most part, of partnerships that are directly or indirectly controlled by John Sfondrini, a director of the Company, and hold an aggregate 14.7% working interest (the “Sfondrini Partnerships”). Vincent Andrews, also a director of the Company, owns a minority interest in the corporate general partner of one of the partnerships.  The Sfondrini Partnerships consist of (1) Edge Group

Partnership, a general partnership composed of limited partnerships of which Mr. Sfondrini and a company controlled by Mr. Sfondrini are general partners; (2) (A) Edge Option I Limited Partnership, (B) Edge Option II Limited Partnership and (C) Edge Option III Limited Partnership, limited partnerships of which Mr. Sfondrini and a company controlled by Mr. Sfondrini are general partners; and (3) BV Partners Limited Partnership, a limited partnership of which a company controlled by Messrs. Sfondrini and Andrews is general partner and of which Mr. Sfondrini is manager (and of which company Mr. Andrews is an officer).  These partnerships were among the third party defendants that the Company has sought to join in the case, and these partnerships have for the most part filed answers denying any liability to the Company. The Company participated for its 2.8% share of the well costs and revenues for the Broussard No. 2 well, as did the other defendants for their share, including the third-party defendant partnerships who participated for 14.7%. The Company strongly believes the parties should only be liable for their proportionate share of any damages award should a finding of liability occur in the case. The Company intends to vigorously contest the plaintiffs’ claims.

As of the date of this report, it is not possible to determine what, if any, the Company’s ultimate exposure might be in this matter. Prior to the settlement described below, plaintiffs had asserted damages, including interest, to be as high as $63 million.  The plaintiffs’ expert witness, in his December 2005 deposition, offered his theory that plaintiffs’ gross damages are in the range of $19 to $22 million. That number is based on his theory that the alleged failure to block squeeze the well resulted in the under-production of gas worth $300 million. Plaintiffs’ royalty share of that figure yields the $19 to $22 million range of alleged damages. Based on the expert’s testimony, damages attributable to the full 18.75% interest would be in the range of $3.75 million gross or net to our 2.8% share would be in the range of $560,000 (excluding interest and attorneys’ fees). Along with the other defendants, the Company hired its own expert witnesses who have refuted these claims, particularly the expert’s assertions that failure to block squeeze the well caused any damages to the reservoir. The deposition of a Norcen engineer who prepared the completion plan for the Broussard No. 2 well and supervised the completion operations, taken in April 2006, confirms the testimony of the defense experts as to why the well was not block squeezed.  The plaintiffs have also retained a damages expert who has given a report that the damages in this case are in the range of $30 million, excluding interest and attorneys’ fees.  The Company’s share of that amount based on the full 18.75% would be approximately $5.6 million and net to our 2.8% share would be approximately $840,000. The Company participated in mediation of this lawsuit on July 18, 2006 but the parties failed to reach an agreement.  In July 2006, the plaintiffs’ attorney sent a demand to the defendants for total damages claimed by plaintiffs, with legal interest, totaling $63 million.  The Company’s share of that amount based on the full 18.75% interest would be approximately $12.2 million and net to our 2.8% interest would be approximately $1.8 million. On July 31, 2006, the Judge granted the defendant groups’ motion for partial summary judgment dismissing plaintiffs’ tort-based claims. Also on the same date, the Judge granted the defendant groups’ motion for partial summary judgment seeking to deny the plaintiffs an award of attorneys’ fees and also to dismiss any claim of plaintiffs that defendants had an obligation to form a field-wide unit.

Broussard Plaintiff Settlement.

On December 19, 2006, the Company, along with the other defendants in this suit, reached a settlement agreement with the Broussard Plaintiffs in full settlement of their 72% of the total claims made in this consolidated action. This settlement was finalized in January 2007.  The Company’s share of this settlement totaled approximately $208,000, which was recorded in December 2006, and the Sfondrini Partnerships’ share totaled $1,109,759.  The settlement with the Broussard Plaintiffs was finalized on February 1, 2007, and the defendants and the third-party defendants including the Sfondrini Partnerships were released from all claims by the Broussard Plaintiffs.

The Sfondrini Partnerships did not have sufficient cash to fund their respective full portion of the settlement.  Therefore, in order to facilitate the settlement, the Company purchased certain oil and gas properties from certain of the Sfondrini Partnerships, with the proceeds of such sale and purchase generally being directed to payment of the Broussard settlement, in full satisfaction of the Sfondrini Partnerships’ share of such settlement.  The oil and gas properties that the Company purchased from the Sfondrini Partnerships and their respective purchase prices are as follows:

(1)   100% of each of Edge Group Partnership’s, Edge Option I Limited Partnership’s, Edge Option II Limited Partnership’s and Edge Option III Limited Partnership’s interest in the Ilse Miller No. 2 Well and leases, Wharton County, Texas, for a total combined value of $51,243.

(2)   100% of each of Edge Group Partnership’s, Edge Option I Limited Partnership’s, Edge Option II Limited Partnership’s and Edge Option III Limited Partnership’s interest in the Wm Baas 2-16 No. 1 Well and leases, Monroe County, Alabama, for a total combined value of $14,407.

(3)   55.953% of Edge Group Partnership’s interest in certain wells and leases in the Company’s Austin and Nita prospects, for a total value of $1,044,109.

In the purchase and sale transaction between us and the Sfondrini Partnerships, BV Partners Limited Partnership, whose 2.48% share of the Broussard settlement amount was $186,000 (as determined by the Company and Mr. Sfondrini on behalf of the BV Partners Limited Partnership), did not sell any assets to the Company and did not have sufficient funds to satisfy their share of the settlement amount.  In addition, the Edge Option I, II and III Limited Partnerships did not have sufficient assets to satisfy their respective .34%, .34% and 2.25% shares of the settlement amount, which the Company and Mr. Sfondrini determined to be $25,750, $25,750 and $169,102, respectively.  The shortfall amounts of Edge Option I, II and III Limited Partnerships were, net of assets that they sold to the Company, determined by the Company and Mr. Sfondrini to be $24,333, $24,333 and $163,276, respectively.  As a result, Edge Group Partnership sold additional properties (over the amount necessary to fund its portion of the settlement) to the Company at fair market value in an amount sufficient to allow it to have proceeds from such sale to fund BV Partners Limited Partnership’s share of the settlement and the remaining shortfall amounts owed by Edge Option I, II and III.  In return, BV Partners and Edge Option I, II and III contributed all of their interest in the Bayou Vermilion Prospect leases and the Trahan No. 3 well located thereon to Edge Group Partnership.  The fair market value of these interests contributed to Edge Group by BV Partners Limited Partnership and Edge Option I, II and III were determined by the Company and Mr. Sfondrini on behalf of such partnerships to be $27,793, $3,847, $3,847 and $25,263, respectively.

The valuations of the interests of the Sfondrini Partnerships purchased by the Company and the interests contributed to Edge Group Partnership by BV Partners and Edge Option I, II and III were made at an agreed value, using a PV10 model and assuming $7.50/MMBtu gas and $60/BBl oil, which the Company believed represented current pricing levels for oil and gas properties at the time, and were agreed to by the Company and Mr. Sfondrini, on behalf of the Sfondrini Partnerships.

The trial on the remaining claims, those of the Montet plaintiffs (approximately 28% of the original aggregate claims in the case), is now set for trial beginning August 27, 2007.  The Montet plaintiffs’ calculation of their alleged damages has not changed.  If the jury were to adopt the plaintiffs’ damage figures, the total damages attributable to the Montet plaintiffs could be approximately $17.6 million. The defendants’ exposure for an 18.75% share of that number would be approximately $3.31 million.  The exposure for the Company’s 2.8% share would be approximately $493,000.  If there were a damage award against the defendants, the Company believes that ultimately it should only be liable for its 2.8% share of any such award unless a co-party defendant, including any of the third-party defendants, cannot satisfy their share of any final judgment or settlement amount or are found not to be liable to the Company on its third-party demand.  In that event, the Company could be held responsible for more than its 2.8% share.  The Company believes it has meritorious defenses and intends to continue to vigorously contest this suit and its third-party demands against the partnerships.  The Company has not established a reserve with respect to these claims.

The Company may have insurance coverage for all or part of this claim up to the policy limits of $1 million per occurrence and $2 million in the aggregate.  A claim was submitted to Mid-Continent Casualty Company, our casualty carrier, who is currently providing a defense under a reservation of rights letter.  However, on July 3, 2006, Mid-Continent filed a suit for declaratory judgment against us in federal district court in Houston, Texas seeking to determine whether it has a duty to indemnify the Company and certain other defendants for this loss under the policies at issue.  Mid-Continent has asked the court to declare they have no obligation to indemnify the Company and the third-party defendants based on certain technical definitions under the policies and the fact that the plaintiffs’ claims are based on alleged breaches of contract.  The Company is both vigorously defending the declaratory judgment action, and actively seeking indemnity under the policies at issue for its potential liabilities, if any, to the plaintiffs in the Louisiana actions.  The Company is also pursuing coverage claims under other insurance policies that could cover a portion of our share of a loss in this case.

David Blake, et al. v. Edge Petroleum Corporation – On September 19, 2005, David Blake and David Blake, Trustee of the David and Nita Blake 1992 Children’s Trust filed suit against the Company in state district court in Goliad County, Texas alleging breach of contract for failure and refusal to transfer overriding royalty interests to plaintiffs in at least five leases in Goliad County, Texas and failure and refusal to pay monies to Blake pursuant to such overriding royalty interests for wells completed on the leases. The plaintiffs seek relief of (1) specific performance of the alleged agreement, including granting of overriding royalty interests by the Company to Blake; (2) monetary damages for failure to grant the overriding royalty interests; (3) exemplary damages for his claims of business disparagement and slander; (4) monetary damages for tortuous interference; and (5) attorneys’ fees and court costs. Venue of the case was transferred to Harris County, Texas by agreement of the litigants.  The Company has served plaintiffs with discovery and has filed a counterclaim and an amended counterclaim joining various related entities that are controlled by plaintiffs.  In addition, plaintiffs have filed an amended complaint alleging claims of slander of title and tortuous interference related to its alleged right to receive an overriding royalty interest from a third party.  Plaintiffs currently have on file an amended motion for summary judgment, to which the Company has filed a response.  In addition, the Company has filed a motion for summary judgment on the plaintiffs’ case.  In December 2006, the court denied the Company’s motion for summary judgment.  The court has not ruled on Blake’s motion.  The trial setting in March 2007 has been postponed by agreement of the parties and reset to September 15, 2007.  Discovery in the case has commenced and is continuing. The Company has responded aggressively to this lawsuit, and believes it has meritorious defenses and counterclaims.

14.       SALES TO MAJOR CUSTOMERS AND OPERATORS

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, public business enterprises are required to report financial and other information about operating segments of the entity for which such information is available and is utilized by the chief operating decision maker. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic area, and major customers. The Company operates as one business segment. We sold natural gas and crude oil production representing 10% or more of our total revenues for the years ended December 31, 2006, 2005, and 2004 as listed below:

	For the Year Ended December 31,
Purchaser	2006	2005	2004
Kinder Morgan	37%	29%	*
Chevron Corporation	12%	18%	22%
Copano Field Services	10%	17%	19%
Kerr-McGee Oil & Gas	10%	*	*
Upstream Energy Services (1)	3%	5%	22%

* Zero or less than 1%.

(1) Upstream Energy Services is an agent that sells our production to other purchasers on our behalf.

NOTE: Amounts disclosed are approximations and those that are less than 10% are presented for information and comparison purposes only. Also these percentages do not consider the effects of financial derivative instruments.

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

15.       INCOME TAXES

Income tax expense, including deferred amounts, is summarized as follows:

	2006	2005	2004
	(in thousands)
Current
Federal	$51	$327	$—
State	—	—	—
Total Current	51	327	—
Deferred
Federal	(21,959)	17,751	8,255
State	333	—	—
Total Deferred	(21,626)	17,751	8,255
TOTAL	$(21,575)	$18,078	$8,255

Total income taxes differed from the amounts computed by applying the statutory income tax rate to income before income taxes.  The sources of these differences are as follows:

	2006	2005	2004
	(in thousands)
Income (Loss) Before Income Taxes	$(62,836)	$51,436	$23,384
Statutory tax rate	35%	35%	35%

Tax computed on statutory rate	$(21,993)	$18,003	$8,184
Adjustments resulting from:
State income taxes (net of federal income tax benefit)	333	—	—
Expenses not deductible for tax purposes and other	85	75	71
Total income tax expense (benefit)	$(21,575)	$18,078	$8,255
Effective tax rate	34.3%	35.2%	35.3%

The effect of stock-based compensation expense for tax purposes in excess of amounts recognized for financial accounting purposes has been credited directly to stockholders’ equity in the amounts of approximately $461,900, $507,300 and $462,000 for 2006, 2005 and 2004, respectively.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes in accordance with SFAS No. 109.  Under this method, future income tax assets and liabilities are determined based on the “temporary differences” between the accounting basis and the income tax basis of the Company’s assets and liabilities measured using the currently enacted, or substantially enacted, income tax rates in effect when these differences are expected to reverse. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2006 and 2005 are as follows:

	As of December 31,
	2006	2005
	(in thousands)
Deferred tax liability – current:
Price-risk management liability	$(1,816)	$(252)
Deferred tax asset – current:
Price-risk management	—	922
Compensation cost	894	1,076
Expenses not currently deductible for tax purposes	289	542
Other	200	230
Total deferred tax asset – current	1,383	2,770
Net deferred tax asset (liability) – current	$(433)	$2,518

Deferred tax liability – long-term:
Book basis of oil and natural gas properties in excess of tax basis	$(37,807)	$(58,247)
Deferred tax asset – long-term:
Net operating loss carryforwards	25,956	19,532
Accretion on ARO	246	180
Federal alternative minimum tax credits	497	445
Other	197	193
Total deferred tax asset – long-term	26,896	20,350
Net deferred tax liability – long-term	$(10,911)	$(37,897)

Total deferred taxes at December 31, 2006 include state deferred taxes of approximately $333,000.  No state deferred taxes were included at December 31, 2005.

Tax carryforwards at December 31, 2006, which are available for utilization on future income tax returns, are as follows:

	Domestic	Expiration
	(in thousands)
Net operating loss – regular tax	$73,553	2012 - 2026
Net operating loss - state	$465	2007 - 2017

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

16.       EMPLOYEE BENEFIT PLANS

Effective July 1, 1997, the Company established a defined-contribution 401(k) Savings & Profit Sharing Plan Trust (the “Plan”) covering employees of the Company who are age 21 or older.  The Company’s matching contributions to the Plan are discretionary.  For the years ended December 31, 2006, 2005 and 2004, the Company contributed approximately $480,300, $176,500, and $121,300, respectively, to the Plan.  In 2006, the Company increased the percentage of employee contributions that it matches, which accounts for the significant increase between 2005 and 2006.

17.       EQUITY AND STOCK PLANS

Private Offering – In connection with a private offering on May 6, 1999 of 1,400,000 shares of common stock at a price of $5.40 per share, the Company issued warrants for $0.125 per warrant, to acquire an additional 420,000 shares of common stock at $5.35 per share and were exercisable through May 6, 2004. All of these warrants have now been exercised. At the election of the Company, the warrants could have been called at a redemption price of $0.01 per warrant at any time after any date at which the average daily per share closing bid price for the immediately preceding 20 consecutive trading days exceeds $10.70.  In November and December of 2003, 375,000 warrants were exercised for proceeds of approximately $2.0 million.  In March 2004, Mr. Elias, our Chairman and Chief Executive Officer, exercised the remaining warrants, which resulted in the Company’s issuance to him of 45,000 shares of common stock and net proceeds to us of $240,750.

Public Offering  – In connection with a public offering on December 21, 2004, the Company issued 3.5 million shares of common stock at a gross price of $14.45 per share. This offering generated net proceeds to us, after underwriter’s fees and before direct costs of the offering, of $47.8 million. These shares were issued to generate funds to finance the Contango Asset Acquisition that was completed December 29, 2004. In January 2005, the underwriters exercised their overallotment option for 0.5 million additional shares of common stock, resulting in an additional $7.2 million of net proceeds to the Company.

Share-Based Compensation – The Company established the Incentive Plan of Edge Petroleum Corporation (the “Incentive Plan”) in conjunction with its initial public offering in March 1997.  The Incentive Plan is discretionary and provides for the granting of awards, including options for the purchase of the Company’s common stock and for the issuance of restricted and/or unrestricted common stock to directors, officers, employees and independent contractors of the Company.  The options and restricted stock granted to date vest over periods of 2 to 4 years.  The Company amended the Incentive Plan (i) in December 2003 to increase the shares available under the plan from 1.2 million shares to 1.7 million shares and (ii) in June 2006 to increase the number of shares available under the Plan from 1.7 million shares to 2.2 million shares.  Of the aggregate 2.2 million shares of common stock reserved for grants under the Incentive Plan, 501,446 shares were available for future grants at December 31, 2006.  The following nonqualified stock option awards and restricted stock unit grants were made under the Incentive Plan during each of the years indicated below:

	Number Granted	Market Value on Date of Grant
Options Awards:
2006	—	—
2005	—	—
2004	13,000	$13.99

Restricted Stock Awards (1):
2006	326,280	$16.42 to $32.40
2005	131,640	$14.02 to $25.12
2004	94,676	$10.09 to $16.89

(1)          Restricted stock awards granted, as presented above, are net of shares forfeited or cancelled during the corresponding year.

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

Effective January 1, 2006, the Company adopted SFAS No. 123(R) utilizing the modified prospective approach.  Prior to the adoption of SFAS No. 123(R), the Company accounted for stock option grants in accordance with APB No. 25 using the intrinsic value method, and accordingly, recognized no compensation expense for stock option grants.  In 1999, the Company repriced certain employee and director stock options.  The Company accounted for these repriced stock options in accordance with FIN 44 which prescribed the variable plan accounting treatment for repriced options.  Under variable plan accounting, compensation expense is adjusted for increases or decreases in the fair market value of the Company’s common stock to the extent that the market value exceeds the exercise price of the option until the options are exercised, forfeited, or expire unexercised.

Under the modified prospective approach, SFAS No. 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.  Under the modified prospective approach, compensation cost recognized in the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  Prior periods were not restated to reflect the impact of adopting the new standard.

Share-based compensation costs for the years ended December 31, 2006, 2005 and 2004 were:

	Year Ended December 31,
	2006 (1)	2005 (2)(3)	2004 (2)(3)
	(in thousands)

Stock options	$69	$—	$—

Repriced stock options (2)	—	1,628	1,136

Restricted stock units	1,908	974	498

Total share-based compensation	$1,977	$2,602	$1,634

(1) In accordance with SFAS No. 123(R).
(2) In accordance with FIN 44.
(3) In accordance with APB No. 25.

As a result of adopting SFAS No. 123(R), the Company’s loss before income taxes and net loss for 2006 was approximately $301,400 and $195,900 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25.  Basic and diluted loss per share for the year ended December 31, 2006 would have been $(2.36) if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted loss per share of $(2.38).

The Company receives a tax deduction for certain stock options exercised during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options.  In addition, the Company receives a tax deduction for restricted stock grants that vest during the period for the excess of the fair value on the vesting date compared to the grant date fair value.  SFAS No. 123(R) requires that these excess tax benefits be reported in the consolidated statement of cash flows as financing activities.  SFAS No. 123(R) provides that the excess tax benefit and credit to APIC for the windfall should not be recorded until the deduction reduces income taxes payable.  Because the Company is in a net operating loss (“NOL”) position for tax purposes, and does not have taxes payable at this time, it has not realized a tax benefit from the deduction.  Therefore, the Company excludes these deductions from the windfall pool and does not present the tax benefits from the exercise of stock options as financing activities.  As of December 31, 2006, $1.6 million of NOL carryforwards will be credited to APIC in future periods when the tax benefit is realized and reduces taxes payable.

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

For the year ended December 31, 2006, the Company recognized $68,937 in stock option compensation expense.  All option grants were fully vested as of April 1, 2006; therefore, no further compensation expense associated with stock options will be expensed in future periods unless new grants are awarded.  The total intrinsic value (current market price less the option strike price) of options exercised during the year ended December 31, 2006 was $1.5 million and the Company received $0.6 million in cash in connection with these exercises.

A summary of activity associated with the Company’s stock options during the last three years follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
For the Year Ended December 31, 2004:
Outstanding, beginning of period	1,171,512	$8.76
Granted	50,000	13.99
Exercised	(322,723)	6.24
Forfeited	(76,739)	59.11
Outstanding, end of period	822,050	5.91	5.79 years	$7,195,268
Exercisable, end of period	690,050	5.51	5.26 years	$6,316,658
For the Year Ended December 31, 2005:
Outstanding, beginning of period	822,050	5.91
Exercised	(86,600)	5.67
Outstanding, end of period	735,450	5.93	4.80 years	$13,760,616
Exercisable, end of period	685,450	5.35	4.55 years	$13,227,866
For the Year Ended December 31, 2006:
Outstanding, beginning of period	735,450	5.93
Exercised	(84,750)	6.80
Outstanding, end of period	650,700	5.82	3.92 years	$8,200,945
Exercisable, end of period	650,700	$5.82	3.92 years	$8,200,945

The fair value of options was measured at the date of grant using the Black-Scholes option-pricing model.  There were no options granted or forfeited for the years ended December 31, 2006 and 2005.  For the year ended December 31, 2004, the weighted-average fair value of options granted during the year was $11.03 using the following weighted-average assumptions:

For the Year Ended December 31, 2004
Risk free interest rate	3.76%
Dividend yield	None
Volatility factor of the expected market price of the Company’s common stock	72%
Expected life of the options (in years)	10

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  The Company’s stock options have characteristics significantly different for those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management’s opinion that the valuations afforded by the existing models are different from the value that the options would realize if traded in the market.

A summary of additional information related to options outstanding as of December 31, 2006 follows:

All Options				Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Range of Exercise Price	Options Outstanding	Weighted Average Exercise Price
$3.00 - $3.88	119,500	4.60	$3.52	$3.00-$3.88	119,500	$3.52
$4.22	200,000	2.00	$4.22	$4.22	200,000	$4.22
$5.18 - $5.73	160,500	5.33	$5.46	$5.18-$5.73	160,500	$5.46
$7.06 - $7.58	70,600	2.59	$7.12	$7.06-$7.58	70,600	$7.12
$8.88	50,000	4.00	$8.88	$8.88	50,000	$8.88
$13.50-$13.99	50,100	7.24	$13.99	$13.50-$13.99	50,100	$13.99

Restricted Stock

In addition to stock options, the Company issues restricted stock and restricted stock units.  For awards issued to date, shares of common stock associated with the restricted stock awards will be issued, subject to continued employment, ratably over three or four years in accordance with the award’s vesting schedule, beginning on the first or second anniversary of the date of grant.  Compensation expense from restricted stock and restricted stock units is amortized over the vesting period and offset to APIC.  The share-based expense for these awards was determined based on the market price of the Company’s stock at the date of grant applied to the total number of shares that were anticipated to fully vest and then amortized over the vesting period.  As of December 31, 2006, the Company had unamortized share-based compensation of $5.8 million associated with these awards.  The cost is expected to be recognized over a weighted-average period of two years.  The total fair value of shares vested during the year ended December 31, 2006 was $2.3 million.  Upon adoption of SFAS No. 123(R), the Company recorded an immaterial cumulative effect of change in accounting principle as a result of the change in policy from recognizing forfeitures as they occur to recognizing expense based on its expectation of the awards that will vest over the requisite service period for its restricted stock and restricted stock unit awards.  This amount was recorded as compensation cost in general and administrative expenses in the consolidated statement of operations.

The following table below summarizes restricted stock activity for the year ended December 31, 2006:

	Shares	Weighted- Average Price
Unvested restricted stock units at December 31, 2005	218,954	$14.90
Granted	333,600	19.32
Vested	(98,720)	13.14
Forfeited	(17,210)	21.02
Unvested restricted stock units at December 31, 2006	436,624	$18.43

Computation of Earnings per Share - The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share computations, in accordance with SFAS No. 128.

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Net income (loss)	$(41,261)	$33,358	$15,129

Basic weighted average shares outstanding	17,368	17,122	13,029
Add: dilutive effect of employee stock options	—	498	477
Add: dilutive effect of restricted stock units	—	195	142
Diluted weighted-average common shares outstanding	17,368	17,815	13,648

Basic income (loss) per common share	$(2.38)	$1.95	$1.16
Diluted income (loss) per common share	$(2.38)	$1.87	$1.11

Associated with the exercise of stock options, the Company received a tax benefit of approximately $461,900, $507,300 and $462,000 in 2006, 2005 and 2004, respectively. The tax benefit is recorded as an increase in additional paid-in capital.

18.                               RELATED PARTY TRANSACTIONS

The transactions described below were with affiliates, and it is possible that the Company would have obtained different terms from a truly unaffiliated third-party.

Affiliates’ Ownership in Prospects – Edge Group Partnership, a Connecticut general partnership composed of the three Connecticut limited partnerships (Edge I, L.P., Edge II, L.P., and Edge III, L.P.) whose general partners are Mr. Sfondrini and a corporation wholly-owned by him; Edge Holding Company, L.P., a limited partnership of which Mr. Sfondrini and a corporation wholly owned by him are the general partners; Andex Energy Corporation and Texedge Energy Corporation, corporations of which Mr. Andrews is an officer and members of his immediate family hold ownership interests, Mr. Raphael (a director of the Company), Jovin, L.P. (a limited partnership, the general partners of which are a company wholly owned by Mr. Sfondrini and a company of which Mr. Andrews is an officer) and Essex II Joint Venture, own certain working interests in the Company’s Nita and Austin Prospects and certain other wells and prospects operated by the Company. These working interests aggregate 7.19% in the Austin Prospect, 6.27% in the Nita Prospect and are neglible in other wells and prospects. These working interests bear their share of lease operating costs and royalty burdens on the same basis as the Company. In addition, Bamaedge, L.P., a limited partnership of which Andex Energy Corporation is the general partner, and Mr. Raphael also hold overriding royalty interests with respect to the Company’s working interest in certain wells and prospects.  Neither Mr. Raphael nor Bamaedge L.P. has an overriding interest in excess of 0.075% in any one well or prospect. Essex I Joint Venture and Essex II Joint Venture (a joint venture of which Mr. Sfondrini and a company wholly owned by him are the managers) own royalty and overriding royalty interests in various wells operated by the Company. The combined royalty and overriding royalty interests of the Essex I and Essex II Joint Ventures do not exceed 6.2% in any one well or prospect. In September 2006, the Essex I and Essex II Joint Ventures sold all of their interests in wells operated by the Company except for one well in which Essex II has a 1% gross working interest.  The gross amounts paid or accrued to these persons and entities by the Company in 2006 (including net revenue, royalty and overriding royalty interests) and the amounts these same persons and entities paid to the Company for their respective share of lease operating expenses and other costs is set forth in the following table:

	Total Amounts Paid by the Company to Owners Including Overriding Royalty (1)
Owner	2006	2005	2004
Andex Corporation /Texedge Corporation	$4,375	$2,516	$3,896
Bamaedge, L.P.	1,447	2,057	3,594
Edge Group Partnership	428,321	291,773	387,603
Edge Holding Co., L.P.	76,169	54,048	71,177
Essex I Royalty Joint Venture	18,641	23,887	32,603
Essex II Royalty Joint Venture	112,912	79,781	150,509
Jovin, L.P.	—	—	—
Stanley Raphael	4,268	3,630	5,209
Total	$646,133	$457,692	$654,591

(1)    In the case of Essex I and II Royalty Joint Ventures, amount includes royalty income in addition to working interest and overriding royalty income. The Company sold its interest in these entities in 2003, but Mr. Sfondrini, maintains an indirect interest in these entities.

	Lease Operating Expenses Paid to the Company by Owners
Owner	2006	2005	2004
Andex Corporation /Texedge Corporation	$—	$—	$2,578
Bamaedge, L.P.	318	—	—
Edge Group Partnership	308,516	66,146	40,284
Edge Holding Co., L.P.	54,422	12,711	7,065
Essex I Royalty Joint Venture	—	—	—
Essex II Royalty Joint Venture	64,248	13,114	5,629
Jovin, L.P.	—	—	—
Stanley Raphael	2,595	659	412
Total	$430,099	$92,630	$55,968

19.          SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

A summary of non-cash investing and financing activities for the years ended December 31, 2006, 2005 and 2004 is presented below:

Description	Number of shares issued	Fair Market Value
	(in thousands)
2006:
Shares issued to satisfy restricted stock grants	119	$1,803
Shares issued to fund the Company’s matching contribution under the Company’s 401(k) plan	22	$429
2005:
Shares issued to satisfy restricted stock grants	59	$570
Shares issued to fund the Company’s matching contribution under the Company’s 401(k) plan	10	$168
2004:
Shares issued to satisfy restricted stock grants	70	$447
Shares issued to fund the Company’s matching contribution under the Company’s 401(k) plan	8	$112

For the years ended December 31, 2006, 2005 and 2004, the non-cash portion of Asset Retirement Costs was $0.4 million, $0.4 million, and $0.3 million, respectively.  A supplemental disclosure of cash flow information for the years ended December 31, 2006, 2005 and 2004 is presented below:

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Cash paid during the period for:
Interest, net of amounts capitalized	$1,959	$—	$331
Federal alternative minimum tax payments	94	327	—

20.                               SUPPLEMENTAL FINANCIAL QUARTERLY RESULTS (unaudited):

The sum of the individual quarterly basic and diluted earnings (loss) per share amounts may not agree with year-to-date basic and diluted earnings (loss) per share amounts as a result of each period’s computation being based on the weighted average number of common shares outstanding during that period.

	Fourth Quarter	Third Quarter (1)	Second Quarter	First Quarter
	(in thousands, except per share amounts)
2006:
Oil and natural gas revenue	$24,931	$35,941	$33,878	$34,994
Operating expenses	(19,364)	(122,619)	(24,389)	(23,695)
Operating income (loss)	5,567	(86,678)	9,489	11,299
Other expense, net	(478)	(809)	(554)	(672)
Income tax (expense) benefit	(2,157)	30,607	(3,140)	(3,735)
Net income (loss)	$2,932	$(56,880)	$5,795	$6,892
Basic earnings (loss) per share	$0.17	$(3.27)	$0.33	$0.40
Diluted earnings (loss) per share	$0.16	$(3.27)	$0.32	$0.38
2005:
Oil and natural gas revenue	$42,444	$29,585	$26,210	$22,944
Operating expenses	(21,943)	(17,083)	(15,056)	(15,640)
Operating income	20,501	12,502	11,154	7,304
Other expense, net	(3)	(8)	(11)	(3)
Income tax expense	(7,216)	(4,351)	(3,934)	(2,577)
Net income	$13,282	$8,143	$7,209	$4,724
Basic earnings per share	$0.77	$0.47	$0.42	$0.28
Diluted earnings per share	$0.74	$0.45	$0.41	$0.27

(1)    Operating expenses in the third quarter of 2006 include a $96.9 million ($63.0 million, net of tax) non-cash impairment charge as a result of a full-cost ceiling test write down.  See the full-cost ceiling test discussion in Note 2.

21                                  SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (unaudited)

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

Capitalized Costs - Capitalized costs and accumulated depletion relating to the Company’s oil and natural gas producing activities, all of which are conducted within the continental United States, are summarized below:

	As of December 31,
	2006	2005
	(in thousands)
Developed oil and natural gas properties	$521,713	$401,697
Unevaluated oil and natural gas properties	57,577	36,949
Accumulated depletion	(290,863)	(133,449)
Net capitalized cost	$288,427	$305,197

Costs Incurred - Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below:

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Acquisition cost:
Unproved properties	$21,661	$33,948	$12,163
Proved properties (1)	36,573	66,472	33,980
Exploration costs	17,898	20,426	8,297
Development costs (2)	65,140	59,121	34,827
Total costs incurred	$141,272	$179,967	$89,267

(1)                Includes $17.8 million added to property acquired in the Cinco acquisition in 2005 associated with recording a deferred tax liability at the date of acquisition for taxable temporary differences existing at the purchase date in accordance with SFAS No. 109.  This amount was adjusted to $16.8 million in 2006 as a result of the final purchase price adjustment for the Cinco acquisition.  See Notes 6 and 15.

(2)                Included in the development costs line item are the asset retirement costs associated with the plugging and abandonment liability related to SFAS No. 143 (see Note 7).

Net costs incurred excludes sales of proved oil and natural gas properties which are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

Results of Operations - Results of operations for the Company’s oil and natural gas producing activities are summarized below:

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Oil and natural gas revenue	$129,744	$121,183	$64,505
Operating expenses:
Oil and natural gas operating expenses and ad valorem taxes	11,836	10,102	5,356
Production taxes	6,421	6,966	3,953
Accretion expense	189	141	99
Depletion expense	60,472	39,810	21,472
Income tax expense	17,721	22,551	11,870
Results of operations from oil and gas producing activities	$33,105	$41,613	$21,755

Reserves - Proved reserves are estimated quantities of oil and natural gas, which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Proved developed reserves are proved reserves that can reasonably be expected to be recovered through existing wells with existing equipment and operating methods.  Proved oil and natural gas reserve quantities and the related discounted future net cash flows before income taxes (see Standardized Measure) for the periods presented are based on estimates prepared by Ryder Scott Company and W.D. Von Gonten & Co., independent petroleum engineers.  Such estimates have been prepared in accordance with guidelines established by the SEC.

The Company’s net ownership in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below.

	Natural Gas(Mcf) For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Proved developed and undeveloped reserves
Beginning of year	82,290	66,311	46,824
Revisions of previous estimates	(13,526)	(7,737)	(5,993)
Purchase of oil and gas properties	12,083	10,168	14,803
Extensions and discoveries	9,202	26,145	19,825
Sales of natural gas properties	(52)	—	—
Production	(13,850)	(12,597)	(9,148)
End of year	76,147	82,290	66,311
Proved developed reserves at year end	60,163	59,066	50,698

	Oil, Condensate and Natural Gas Liquids(Bbls) For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Proved developed and undeveloped reserves
Beginning of year	3,410	3,792	2,851
Revisions of previous estimates	675	(640)	(106)
Purchase of oil and gas properties	322	114	268
Extensions and discoveries	502	775	1,270
Sales of natural gas properties	(17)	—	—
Production	(567)	(631)	(491)
End of year	4,325	3,410	3,792
Proved developed reserves at year end	3,158	2,852	2,698

Standardized Measure - The Standardized Measure of Discounted Future Net Cash Flows relating to the Company’s ownership interests in proved oil and natural gas reserves for each of the three years ended December 31, 2006 is shown below:

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Future cash inflows	$616,605	$949,752	$521,263
Future oil and natural gas operating expenses	(131,926)	(192,550)	(118,492)

Future development costs	(75,389)	(79,651)	(31,795)
Future income tax expense	(65,738)	(173,019)	(75,095)
Future net cash flows	343,552	504,532	295,881
10% discount factor	(110,346)	(160,742)	(79,010)
Standardized measure of discounted future net cash flows	$233,206	$343,790	$216,871

In accordance with SEC regulations, the oil and natural gas prices in effect at December 31, 2006, adjusted for basis and quality differentials, are applied to year-end quantities of proved oil and natural gas reserves to compute future cash flows. The base prices before adjustments were $5.62 per MMbtu of natural gas, $36.64 per Bbl of natural gas liquids and $61.06 per Bbl of oil.

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

Changes in Standardized Measure - Changes in Standardized Measure of Discounted Future Net Cash Flows relating to proved oil and gas reserves are summarized below:

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Changes due to current year operations:
Sales of oil and natural gas, net of oil and natural gas operating expenses	$(101,520)	$(105,638)	$(56,969)
Sales of oil and natural gas properties	(618)	—	—
Purchase of oil and gas properties	34,855	58,022	65,403
Extensions and discoveries	42,085	119,850	65,467
Changes due to revisions of standardized variables:
Prices and operating expenses	(190,802)	143,600	17,648
Revisions of previous quantity estimates	(29,018)	(54,208)	(21,190)
Estimated future development costs	44,992	14,054	(15,962)
Income taxes	72,792	(74,281)	(9,190)
Accretion of discount	34,379	21,687	15,217
Production rates (timing) and other	(17,729)	3,833	4,280
Net change	(110,584)	126,919	64,704
Beginning of year	343,790	216,871	152,167
End of year	$233,206	$343,790	$216,871

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

Agreement and Amendment No. 2 to the Third Amended and Restated Credit Agreement dated November 30, 2005 among Edge Petroleum Corporation, Edge Petroleum Exploration Company, Edge Petroleum Operating Company, Inc., Miller Oil Corporation, Miller Exploration Company, and Cinco Energy Corporation, as borrowers, the lenders thereto and Union Bank of California, N.A., a national banking association, as Agent (Incorporated by reference from Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-22149)).

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

4.8	—

Fourth Amended and Restated Credit Agreement dated January 31, 2007 by and among Edge Petroleum Corporation, as borrower, and Union Bank of California, N.A., as Administrative Agent and Issuing Lender, and the other lenders party thereto (Incorporated by reference from exhibit 4.1 to Edge’s Current Report on Form 8-K filed on February 5, 2007).

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

*†10.12	—	Summary of Compensation of Non-Employee Directors.

*†10.13	—	Salaries and Certain Other Compensation of Executive Officers.

†10.14	—	Description of Annual Cash Bonus Program for Executive Officers (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 12, 2007.)

†10.15	—	New Base Salaries and Long-Term Incentive Awards for Certain Executive Officers (Incorporated by reference from exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2006).

10.16	—

Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated November 16, 2006 (Incorporated by reference to exhibit 10.1 to Edge’s Current Report on Form 8-K filed January 16, 2007).

10.17	—

Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated November 16, 2006 (Incorporated by reference to exhibit 10.2 to Edge’s Current Report on Form 8-K filed January 16, 2007).

10.18	—

First Amendment of Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated December 15, 2006 (Incorporated by reference to exhibit 10.3 to Edge’s Current Report on Form 8-K filed January 16, 2007).

10.19	—

Second Amendment of Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated January 15, 2007 (Incorporated by reference to exhibit 10.1 to Edge’s Current Report on Form 8-K filed January 19, 2007).

10.20	—

First Amendment of Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated January 15, 2007 (Incorporated by reference to exhibit 10.2 to Edge’s Current Report on Form 8-K filed January 19, 2007).

10.21	—

Third Amendment of Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated January 31, 2007 (Incorporated by reference to exhibit 10.6 to Edge’s Current Report on Form 8-K filed February 7, 2007).

10.22	—

Certificate of Designations establishing the 5.75% Series A cumulative convertible perpetual preferred stock, dated January 27, 2007 (Incorporated by reference to exhibit 3.1 to Edge’s Current Report on Form 8-K filed January 30, 2007).

10.23	—

Purchase and Sale Agreement between Kerr-McGee Oil & Gas Onshore, L.P., as Seller, and Edge Petroleum Production Company, as Purchaser, and Edge Petroleum Corporation, as Additional Purchaser dated December 12, 2006 (Incorporated by reference from exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 18, 2006).

*12.1	—	Statement of Computation of Ratio of Earnings to Fixed Charges.

*21.1	—	Subsidiaries of the Company.

*23.1	—	Consent of BDO Seidman, LLP.

23.2	—	Consent of Ryder Scott Company (Incorporated by reference from exhibit 23.1 to the Company’s Current Report on Form 8-K filed January 23, 2007)

23.3	—	Consent of W.D. Von Gonten & Co. (Incorporated by reference from exhibit 23.2 to the Company’s Current Report on Form 8-K filed January 23, 2007)

*23.4	—	Consent of Ryder Scott Company.

*31.1	—	Certification by John W. Elias, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	—	Certification by Michael G. Long , Chief Financial and Accounting Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32.1	—

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

Summary of Reserve Report of Ryder Scott Company Petroleum Engineers as of December 31, 2006 (Incorporated by reference from exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 23, 2007).

99.2	—

Summary of Reserve Report of W. D. Von Gonten & Co. Petroleum Engineers as of December 31, 2006 (Incorporated by reference from exhibit 99.2 to the Company’s Current Report on Form 8-K filed January 23, 2007).

99.3	—

Oversight review letter of Ryder Scott Company Petroleum Engineers dated January 11, 2007 (Incorporated by reference from exhibit 99.2 to the Company’s Current Report on Form 8-K filed January 16, 2007).

*99.4	—	Supplemental Summary of Reserve Report of Ryder Scott Company Petroleum Engineers as of December 31, 2006.

* Filed herewith.

† Denotes management or compensatory contract, arrangement or agreement.