Form 10-Q
period 2007-03-31
EDGE PETROLEUM CORP
filed 2007-05-09
CIK 1021010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act.:

☐ Large accelerated filer	☒Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2007
Common Stock	28,459,848

EDGE PETROLEUM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EDGE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,027	$2,081
Accounts receivable, trade, net of allowance	29,026	17, 738
Accounts receivable, joint interest owners, net of allowance	3,309	2,217
Deferred tax asset	6,164	—
Derivative financial instruments	—	5,945
Other current assets	4,916	3,959
Total current assets	47,442	31,940
PROPERTY AND EQUIPMENT, net — full cost method of accounting for oil and natural gas properties (including unproved costs of $88.5 million and $57.6 million at March 31, 2007 and December 31, 2006, respectively)	667,696	289,457
OTHER ASSETS	3,570	260
TOTAL ASSETS	$718,708	$321,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, trade	$3,023	$3,953
Accrued liabilities	15,217	16,638
Accrued interest payable	2,752	541
Deferred tax liability	—	433
Asset retirement obligation — current	332	213
Derivative financial instruments	8,872	—
Total current liabilities	30,196	21,778
ASSET RETIREMENT OBLIGATION — long-term	3,996	3,158
DERIVATIVE FINANCIAL INSTRUMENTS	3,684	758
DEFERRED TAX LIABILITY	14,581	10,911
OTHER NON-CURRENT LIABILITIES	534	—
LONG-TERM DEBT	240,000	129,000
Total liabilities	292,991	165,605
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 2,875,000 issued and outstanding at March 31, 2007 and none at December 31, 2006	29	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 28,442,667 and 17,442,229 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	284	174
Additional paid-in capital	418,894	141,685
Retained earnings	6,510	14,193
Total stockholders’ equity	425,717	156,052
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$718,708	$321,657

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share amounts)
OIL AND NATURAL GAS REVENUE:
Oil and natural gas sales	$39,214	$32,895
Gain (loss) on derivatives	(16,331)	2,099
Total revenue	22,883	34,994

OPERATING EXPENSES:
Oil and natural gas operating expenses	3,380	2,189
Severance and ad valorem taxes	2,311	2,589
Depletion, depreciation, amortization and accretion	18,542	15,793
General and administrative expenses	4,395	3,124
Total operating expenses	28,628	23,695
OPERATING INCOME (LOSS)	(5,745)	11,299
OTHER INCOME AND EXPENSE:
Interest income	57	38
Interest expense, net of amounts capitalized	(2,762)	(668)
Amortization of deferred loan costs	(253)	(42)
INCOME (LOSS) BEFORE INCOME TAXES	(8,703)	10,627
INCOME TAX BENEFIT (EXPENSE)	2,935	(3,735)
NET INCOME (LOSS)	(5,768)	6,892
Preferred Stock Dividends	(1,381)	—
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(7,149)	$6,892

BASIC EARNINGS (LOSS) PER SHARE	$(0.29)	$0.40
DILUTED EARNINGS (LOSS) PER SHARE	$(0.29)	$0.38
PREFERRED STOCK DIVIDENDS PER SHARE	$0.06	$—

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	24,867	17,239
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	24,867	17,976

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands)
NET INCOME (LOSS)	$(5,768)	$6,892
Preferred Dividends	(1,381)	—
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	(7,149)	6,892

OTHER COMPREHENSIVE INCOME, net of tax:
Reclassification of derivative losses (1)	—	1,713
Other comprehensive income	—	1,713
COMPREHENSIVE INCOME (LOSS)	$(7,149)	$8,605

(1) net of income taxes	$—	$922

See accompanying notes to the consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,768)	$6,892
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized loss (gain) on the fair value of derivatives	17,743	(1,780)
Deferred income taxes	(2,935)	3,735
Depletion, depreciation, amortization and accretion	18,542	15,793
Amortization of deferred loan costs	253	42
Stock based compensation costs	786	407
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, trade	(11,288)	5,702
Increase in accounts receivable, joint interest owners	(1,092)	(642)
Decrease (increase) in other assets	189	(440)
Decrease in accounts payable, trade	(930)	(1,497)
Decrease in accrued liabilities	(2,803)	(4,035)
Increase in accrued interest payable	2,211	889
Net cash provided by operating activities	14,908	25,066

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas property and equipment additions	(17,491)	(40,394)
Acquisition of Smith assets	(379,457)	—
Decrease (increase) in drilling advances	(1,147)	1,309
Proceeds from the sale of oil and natural gas properties	1,125	60
Net cash used in investing activities	(396,970)	(39,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	240,000	21,000
Repayments of long-term debt	(129,000)	(6,000)
Proceeds of preferred stock offering	143,750	—
Costs of preferred stock offering	(5,293)	—
Proceeds of common stock offering	144,756	—
Costs of common stock offering	(6,642)	—
Net proceeds from issuance of common stock	—	569
Deferred loan costs	(3,563)	(7)
Net cash provided by financing activities	384,008	15,562
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,946	1,603
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,081	666
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,027	$2,269

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(in thousands)
BALANCE, DECEMBER 31, 2006	—	$—	17,442	$174	$141,685	$14,193	$156,052
Issuance of preferred stock	2,875	29	—	—	143,721	—	143,750
Costs of preferred stock offering	—	—	—	—	(5,293)	—	(5,293)
Issuance of common stock	—	—	10,925	109	144,647	—	144,756
Costs of common stock offering	—	—	—	—	(6,642)	—	(6,642)
Issuance of common stock	—	—	76	1	86	—	87
Stock based compensation costs	—	—	—	—	699	—	699
Tax benefit associated with exercise of non-qualified stock options	—	—	—	—	(9)	—	(9)
Adoption of FIN 48	—	—	—	—	—	(534)	(534)
Preferred stock dividends	—	—	—	—	—	(1,381)	(1,381)
Net loss	—	—	—	—	—	(5,768)	(5,768)
BALANCE, MARCH 31, 2007	2,875	$29	28,443	$284	$418,894	$6,510	$425,717

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein have been prepared by Edge Petroleum Corporation, a Delaware corporation (“we”, “our”, “us” or the “Company”), without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited consolidated financial statements.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.  Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

In the measurement of impairment of oil and gas properties, the successful-efforts method follows the guidance provided in Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, where the first measurement for impairment is to compare the net book value of the related asset to its undiscounted future cash flows using commodity prices consistent with management expectations. The full-cost method follows guidance provided in SEC Regulation S-X Rule 4-10, where impairment is determined by the “ceiling test,” whereby to the extent that such capitalized costs subject to amortization in the full-cost pool (net of accumulated depletion, depreciation and amortization, and related tax effects) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to expense.  Once incurred, an impairment of oil and natural gas properties is not reversible at a later date.  A ceiling test impairment could result in a significant loss for a reporting period; however, future depletion expense would be correspondingly reduced. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with the Company’s quarterly and annual SEC filings.  No ceiling test impairment was required during the quarters ended March 31, 2007 or 2006.

In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 103, Update of Codification of Staff Accounting Bulletins, derivative instruments qualifying as cash flow hedges are to be included in the computation of limitation on capitalized costs.  As of March 31, 2007, the Company was not applying cash flow hedge accounting to any derivative contracts (see Note 8), therefore the ceiling test at March 31, 2007 was not impacted by the value of our derivatives.

Oil and natural gas properties are amortized based on a unit-of-production method using estimates of proved reserve quantities. Oil and natural gas liquids (“NGL”s) are converted to gas equivalent basis (“Mcfe”) at the rate of one barrel equals six Mcf. In accordance with SAB No. 106, Interaction of Statement 143 and the Full Cost Rules, the amortizable base includes estimated future development and dismantlement costs, and restoration and abandonment costs, net of estimated salvage values. Investments in unproved properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs. Unproved properties are evaluated quarterly, and as needed, for impairment on a property-by-property basis. If the results of an assessment indicate that an unproved property is impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. Oil and natural gas properties included costs of $88.5 million and $57.6 million at March 31, 2007 and December 31, 2006, respectively, related to unproved property, which were excluded from capitalized costs being amortized.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

Accounts Receivable and Allowance for Doubtful Accounts - The Company routinely assesses the recoverability of all material trade and other receivables to determine our ability to collect the receivables in full. Accounts Receivable, Trade includes an “allowance” for doubtful accounts of $0.5 million at March 31, 2007 and December 31, 2006.  Accounts Receivable, Joint Interest Owners includes “allowances” for doubtful accounts of $3,200 at both March 31, 2007 and December 31, 2006.

Inventories - Inventories consist principally of tubular goods and production equipment for wells and facilities. They are stated at the lower of weighted-average cost or market and are included in Other Current Assets on the consolidated balance sheet.

Asset Retirement Obligations - The Company records a liability for legal obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and gas properties is increased. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset. The changes to the Asset Retirement Obligations (“ARO”) for oil and natural gas properties and related equipment during the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
ARO, Beginning of Period	$3,371	$2,767
Liabilities incurred in the current period	910	148
Liabilities settled in the current period	(17)	(39)
Accretion expense	64	44
Revisions	—	—
ARO, End of Period	$4,328	$2,920
Current Portion	$332	$195
Long-Term Portion	$3,996	$2,725

During the three months ended March 31, 2007, ARO liabilities incurred include 173 new well obligations, including the newly acquired properties from Smith Production Inc. (see Note 9) and liabilities settled include two wells that were plugged.

Share-Based Compensation - The Company accounts for share-based compensation in accordance with the provisions of SFAS No. 123R, Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. Share-based compensation for the three months ended March 31, 2007 was approximately $698,700, of which $549,300 is included in general and administrative expenses (“G&A”) and $149,400 is capitalized to oil and natural gas properties.  Share-based compensation for the three months ended March 31, 2006 was approximately $407,200, of which $302,200 was included in G&A and $105,000 was capitalized to oil and natural gas properties.

During the three months ended March 31, 2007, 38,100 restricted stock units (“RSUs”) were granted. At March 31, 2007, 462,213 RSUs were outstanding, all of which are classified as equity instruments.  No options were granted during the three months ended March 31, 2007 and at period end, 650,700 options were outstanding.

Income Taxes - Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN 48”).  This interpretation clarified the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be take in a tax return.  FIN 48 also provides guidance on de-recognitions, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company also adopted FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”) as of January 1, 2007.  FSP FIN 48-1 provides that a company’s tax position will be considered settled if the taxing authority has competed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future (see Note 6).

Accounting Pronouncements - In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FAS Statement No. 115. SFAS No. 159 gives companies the option of applying at specified election dates fair value accounting to certain financial instruments and other items that are not currently required to be measured at fair value. If a company chooses to record eligible items at fair value, the company must report unrealized gains and losses on those items in earnings at each subsequent reporting date. SFAS No. 159 also prescribes presentation and disclosure requirements for assets and liabilities that are measured at fair value pursuant to this standard and pursuant to the guidance in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). SFAS No. 159 will be effective for fiscal year 2008. As the provisions of SFAS No. 159 are applied prospectively, the impact on the Company will depend on the instruments selected for fair value measurement at the time of implementation.

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

2.     LONG TERM DEBT

On January 30, 2007, the Company terminated its Third Amended and Restated Credit Agreement (the “Prior Credit Facility”), which it had originally entered into in March 2004 (effective December 31, 2003). The Prior Credit Facility was scheduled to mature on March 31, 2008 and had a borrowing base of $140.0 million, of which $129.0 million was outstanding as of January 30, 2007.

On January 30, 2007, the Company also entered into a Fourth Amended and Restated Credit Agreement (the “Agreement”) for a new Revolving Credit Facility with Union Bank of California (“UBOC”), as administrative agent and issuing lender, and the other lenders party thereto. Pursuant  to the Agreement, UBOC will act as the administrative agent for a senior, first lien secured borrowing base revolving credit facility (the “Revolving Facility”) in favor of the Company and certain of its wholly-owned subsidiaries in an amount equal to $750 million, of which only $320 million is available under the borrowing base established at the closing. The Revolving Facility has a letter of credit sub-limit of $20 million. In connection with the Revolving Facility, the Company paid the lenders fees in an amount equal to 1.00% of the initial borrowing base established under the Revolving Facility, or $3.2 million, on January 31, 2007.  The Company also paid approximately $0.5 million for certain other administrative fees, legal fees, fronting fees and work fees in connection with the Revolving Facility. The aggregate fees of $3.7 million (of which $0.1 million was paid in December 2006) were recorded to deferred loan costs and are being amortized over the maturity of the Revolving Facility.

The Revolving Facility matures on January 31, 2011 and bears interest at LIBOR plus an applicable margin ranging from 1.25% to 2.5% or Prime plus a margin of up to 0.25%, with an unused commitment fee ranging from 0.50% to 0.25%. At March 31, 2007 the interest rates applied to the Company’s outstanding Prime and LIBOR borrowings were 8.25% and 7.10%, respectively. As of March 31, 2007, $240.0 million in total borrowings were outstanding under the Revolving Facility. The Company’s available borrowing capacity under the Revolving Facility was $80.0 million at March 31, 2007.  The borrowing base is currently being redetermined by the lender and the Company expects to be notified of any changes during the second quarter of 2007.

The Revolving Facility is secured by substantially all of our assets. The Revolving Facility provides for certain restrictions, including, but not limited to, limitations on additional borrowings, sales of oil and natural gas properties or other collateral, and engaging in merger or consolidation transactions. The Revolving Facility restricts dividends and certain distributions of cash or properties and certain liens and also contains financial covenants including, without limitation, the following:

•                  An EBITDAX to interest expense ratio requires that as of the last day of each fiscal quarter the ratio of (a) Edge’s consolidated EBITDAX (defined as EBITDA plus similar non-cash items and exploration and abandonment expenses for such period) to (b) Edge’s consolidated interest expense, not be less than 2.5 to 1.0, calculated on a cumulative quarterly basis for the first 12 months after the closing of the Revolving Facility and then on a rolling four quarter basis.

•                  A current ratio requires that as of the last day of each fiscal quarter the ratio of Edge’s consolidated current assets to Edge’s consolidated current liabilities, as defined in the Revolving Facility, be at least 1.0 to 1.0.

•                  A maximum leverage ratio requires that as of the last day of each fiscal quarter the ratio of (a) Total Indebtedness (as defined in the Revolving Facility) to (b) an amount equal to consolidated EBITDAX be not greater than 3.0 to 1.0, calculated on a cumulative quarterly basis for the first 12 months after the closing of the Revolving Facility and then on a rolling four quarter basis.

Consolidated EBITDAX is a component of negotiated covenants with our lender and is discussed here as part of the Company’s disclosure of its covenant obligations. The Revolving Facility includes other covenants and events of default that are customary for similar facilities.

In December 2006, UBOC provided the Company a commitment letter for a $250 million senior, second lien secured bridge loan facility (the “Bridge Loan Facility”). The Bridge Loan Facility, along with the Revolving Facility, were intended to replace the Company’s Prior Credit Facility and to fund the closing of the Smith Acquisition (see Note 9) if the Company was unable to complete one or both of its intended public offerings. Due to the successful completion of the public offering of common stock and 5.75% Series A cumulative convertible perpetual preferred stock on January 30, 2007, the Company did not enter into the Bridge Loan Facility. The Company paid an amount equal to 0.50% of the commitment under the Bridge Loan Facility, or $1.3 million, on January 31, 2007, which is included in interest expense.

3.     SHELF REGISTRATION STATEMENT

During the second quarter 2005, the Company filed a registration statement with the SEC which registered offerings of up to $390 million of any combination of debt securities, preferred stock, common stock or warrants for debt securities or equity securities of the Company. Net proceeds, terms and pricing of the offering of securities issued under the shelf registration statement will be determined at the time of the offerings. The shelf registration statement does not provide assurance that the Company will or could sell any such securities. The Company’s ability to utilize the shelf registration statement for the purpose of issuing, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or equity securities will depend upon, among other things, market conditions and the existence of investors who wish to purchase the Company’s securities at prices acceptable to the Company.

In January 2007, the Company completed an offering of 10.925 million shares of its common stock and 2.875 million shares of 5.75% Series A cumulative convertible perpetual preferred stock. The shares were offered to the public at a price of $13.25 per share of common stock and $50.00 per share of preferred stock. The Company received net proceeds of approximately $276.6 million from the offerings ($138.1 million from the common offering and $138.5 from the preferred offering), after deducting underwriting discounts and commissions and the expenses of the offerings. As a result of the offerings, the Company had approximately $101.5 million remaining available under its 2005 shelf registration statement as of March 31, 2007.

	Common Stock Offering	Preferred Stock Offering
	(in thousands, except issue price)
Gross Proceeds	$144,756	$143,750
Underwriting discount	(6,152)	(4,672)
Other costs of offering	(491)	(621)
Net Proceeds	$138,113	$138,457

Shares issued	10,925	2,875
Issue price	$13.25	$50.00

4.     PREFERRED STOCK

The Company completed the public offering of 2,875,000 shares of its 5.75% Series A cumulative convertible perpetual preferred stock (“Convertible Preferred Stock”) in January 2007.

Dividends.  The Convertible Preferred Stock accumulates dividends at a rate of $2.875 for each share of Convertible Preferred Stock per year. Dividends are cumulative from the date of first issuance and, to the extent payment of dividends is not prohibited by the Company’s debt agreements, assets are legally available to pay dividends and the board of directors or an authorized committee of our board declares a dividend payable, the Company will pay dividends in cash, every quarter. The first payment was made on April 15, 2007.

No dividends or other distributions (other than a dividend payable solely in shares of a like or junior ranking) may be paid or set apart for payment upon any shares ranking equally with the Convertible Preferred Stock (“parity shares”) or shares ranking junior to the Convertible Preferred Stock (“junior shares”), nor may any parity shares or junior shares be redeemed or acquired for any consideration by the Company (except by conversion into or exchange for shares of a like or junior ranking) unless all accumulated and unpaid dividends have been paid or funds therefore have been set apart on the Convertible Preferred Stock and any parity shares.

Liquidation preference.  In the event of the Company’s voluntary or involuntary liquidation, winding-up or dissolution, each holder of Convertible Preferred Stock will be entitled to receive and to be paid out of the Company’s assets available for distribution to our stockholders, before any payment or distribution is made to holders of junior stock (including common stock), but after any distribution on any of our indebtedness or senior stock, a liquidation preference in the amount of $50.00 per share of the Convertible Preferred Stock, plus accumulated and unpaid dividends on the shares to the date fixed for liquidation, winding-up or dissolution.

Ranking.  Our Convertible Preferred Stock ranks:

•                  senior to all of the shares of common stock and to all of the Company’s other capital stock issued in the future unless the terms of such capital stock expressly provide that it ranks senior to, or on a parity with, shares of the Convertible Preferred Stock;

•                  on a parity with all of the Company’s other capital stock issued in the future the terms of which expressly provide that it will rank on a parity with the shares of the Convertible Preferred Stock; and

•                  junior to all of the Company’s existing and future debt obligations and to all shares of its capital stock issued in the future, the terms of which expressly provide that such shares will rank senior to the shares of the Convertible Preferred Stock.

Mandatory conversion.   On or after January 20, 2010, the Company may, at its option, cause shares of its Convertible Preferred Stock to be automatically converted at the applicable conversion rate, but only if the closing sale price of our common stock for 20 trading days within a period of 30 consecutive trading days ending on the trading day immediately preceding the date we give the conversion notice equals or exceeds 130% of the conversion price in effect on each such trading day.

Optional redemption.   If fewer than 15% of the shares of Convertible Preferred Stock issued in the Convertible Preferred Stock offering (including any additional shares issued pursuant to the underwriters’ over-allotment option) are outstanding, the Company may, at any time on or after January 20, 2010, at its option, redeem for cash all such Convertible Preferred Stock at a redemption price equal to the liquidation preference of $50.00 plus any accrued and unpaid dividends, if any, on a share of Convertible Preferred Stock to, but excluding, the redemption date, for each share of Convertible Preferred Stock.

Conversion rights.   Each share of Convertible Preferred Stock may be converted at any time, at the option of the holder, into approximately 3.0193 shares of the Company’s common stock (which is based on an initial conversion price of $16.56 per share of common stock, subject to adjustment) plus cash in lieu of fractional shares, subject to our right to settle all or a portion of any such conversion in cash or shares of our common stock. If the Company elects to settle all or any portion of its conversion obligation in cash, the conversion value and the number of shares of its common stock the Company will deliver upon conversion (if any) will be based upon a 20 trading day averaging period.

Upon any conversion, the holder will not receive any cash payment representing accumulated and unpaid dividends on the Convertible Preferred Stock, whether or not in arrears, except in limited circumstances. The conversion rate is equal to $50.00 divided by the conversion price at the time. The conversion price is subject to adjustment upon the occurrence of certain events. The conversion price on the conversion date and the number of shares of our common stock, as applicable, to be delivered upon conversion may be adjusted if certain events occur.

Purchase upon fundamental change.   If the Company becomes subject to a fundamental change (as defined herein), each holder of shares of Convertible Preferred Stock will have the right to require the Company to purchase any or all of its shares at a purchase price equal to 100% of the liquidation preference, plus accumulated and unpaid dividends, to the date of the purchase. The Company will have the option to pay the purchase price in cash, shares of common stock or a combination of cash and shares. The Company’s ability to purchase all or a portion of the Convertible Preferred Stock for cash is subject to its obligation to repay or repurchase any outstanding debt required to be repaid or repurchased in connection with a fundamental change and to any contractual restrictions then contained in our debt.

Conversion in connection with a fundamental change.   If a holder elects to convert its shares of the Convertible Preferred Stock in connection with certain fundamental changes, we will in certain circumstances increase the conversion rate for such Convertible Preferred Stock. Upon a conversion in connection with a fundamental change, the holder will be entitled to receive a cash payment for all accumulated and unpaid dividends.

A “fundamental change” will be deemed to have occurred upon the occurrence of any of the following:

1. a “person” or “group” subject to specified exceptions, disclosing that the person or group has become the direct or indirect ultimate “beneficial owner” of our common equity representing more than 50% of the voting power of our common equity other than a filing with a disclosure relating to a transaction which complies with the provision in subsection 2 below;

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

However, a fundamental change will not be deemed to have occurred in the case of a share exchange, merger or consolidation, or in an exchange offer having the result described in subsection 1 above, if 90% or more of the consideration in the aggregate paid for common stock (and excluding cash payments for fractional shares and cash payments pursuant to dissenters’ appraisal rights) in the share exchange, merger or consolidation or exchange offer consists of common stock of a United States company traded on a national securities exchange (or which will be so traded or quoted when issued or exchanged in connection with such transaction).

Voting rights.   If the Company fails to pay dividends for six quarterly dividend periods (whether or not consecutive) or if the company fails to pay the purchase price on the purchase date for the Convertible Preferred Stock following a fundamental change, holders of the Convertible Preferred Stock will have voting rights to elect two directors to the board.

In addition, the Company may generally not, without the approval of the holders of at least 66 2/3% of the shares of the Convertible Preferred Stock then outstanding:

•                  amend the restated certificate of incorporation, as amended, by merger or otherwise, if the amendment would alter or change the powers, preferences, privileges or rights of the holders of shares of the Convertible Preferred Stock so as to adversely affect them;

•                  issue, authorize or increase the authorized amount of, or issue or authorize any obligation or security convertible into or evidencing a right to purchase, any senior stock; or

•                  reclassify any of our authorized stock into any senior stock of any class, or any obligation or security convertible into or evidencing a right to purchase any senior stock.

5. EARNINGS PER SHARE

The Company accounts for earnings per share in accordance with SFAS No. 128, Earnings per Share, which establishes the requirements for presenting earnings per share (“EPS”).  SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the statement of operations.  Basic EPS amounts are calculated using the weighted average number of common shares outstanding during each period.  Diluted EPS assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method.

Diluted EPS also includes the effect of convertible securities by application of the “if-converted” method.  Under this method, if an entity has convertible preferred stock outstanding, the preferred dividends applicable to the convertible preferred stock are added back to the numerator.  The convertible preferred stock is assumed to have been converted at the beginning of the period (or at time of issuance, if later) and the resulting common shares are included in the denominator of the EPS calculation.  In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. The following table presents the computation of EPS:

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Net income (loss)	$(5,768)			$6,892
Less: Preferred stock dividends	(1,381)			—

Basic EPS
Net income (loss) available to common stockholders	(7,149)	24,867	$(0.29)	6,892	17,239	$0.40
Effect of dilutive securities:
Restricted stock units		—			221
Common stock options		—			516
Convertible preferred stock	—	—		—	—
Diluted EPS
Net income (loss) available to common stockholders plus assumed conversions	$(5,768)	24,867	$(0.29)	$6,892	17,976	$0.38

When a loss from continuing operations exists, as in the three months ended March 31, 2007, potential common shares shall be excluded in the computation of diluted EPS because it would result in an anti-dilutive effect on per share amounts. During the three months ended March 31, 2007, 9.0 million shares of stock options and if-converted common stock were excluded from the diluted EPS calculation because their inclusion would have been anti-dilutive.

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

The Company currently estimates that its effective tax rate for the year ending December 31, 2007 will be approximately 34.95%.  An income tax benefit of $2.9 million (34.95% of pre-tax loss) and a provision for income taxes of $3.7 million (35.15% of pre-tax income) were reported for the three months ended March 31, 2007 and 2006, respectively. Our income tax provisions are primarily non-cash as we have NOL carryforwards available that were generated from drilling activity.  Currently the Company anticipates that it will pay only federal alternative minimum tax in 2007. The Company was required to pay federal alternative minimum taxes of $42,900 in the first quarter of 2006.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. FIN 48 also requires that the amount of interest expense to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return. The Company also adopted FSP FIN 48-1 as of January 1, 2007, which provides that a company’s tax position will be considered settled if the taxing authority has competed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. At January 1, 2007, the Company recorded the cumulative effect of the change in accounting principle as a $534,035 decrease in the opening balance of retained earnings. The Company had no reserves prior to adoption at January 1, 2007. The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. However, the Company has accrued no interest or penalties at March 31, 2007.

7. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. A summary of non-cash investing and financing activities is presented below:

Description	Number of Shares Issued	Fair Market Value
	(in thousands)
Three months ended March 31, 2007:
Shares issued to satisfy restricted stock grants	70	$1,416
Shares issued to fund the Company’s matching contribution under the Company’s 401(k) plan	6	$87
Three months ended March 31, 2006:
Shares issued to satisfy restricted stock grants	55	$660
Shares issued to fund the Company’s matching contribution under the Company’s 401(k) plan	1	$36

For the three months ended March 31, 2007 and 2006, the non-cash portion of Asset Retirement Costs was $0.9 million and $0.1 million, respectively. A supplemental disclosure of cash flow information is presented below:

	For the Three Months Ended March 31,
	2007	2006
	(in thousands)
Cash paid during the period for:
Interest	$551	$702
Federal alternative minimum tax payments	—	43

8. HEDGING AND DERIVATIVE ACTIVITIES

Due to the volatility of oil and natural gas prices, the Company periodically enters into price-risk management transactions (e.g., swaps, collars and floors) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from commodity price fluctuations.  While the use of these arrangements limits the Company’s ability to benefit from increases in the price of oil and natural gas, it also reduces the Company’s potential exposure to adverse price movements.  The Company’s arrangements, to the extent it enters into any, apply to only a portion of its production and provide only partial price protection against declines in oil and natural gas prices. None of these instruments are used for trading purposes. The use of derivative instruments involves the risk that the counterparties to such instruments will be unable to meet the financial obligations of such contracts.  On a quarterly basis, the Company’s management reviews all of the Company’s price-risk management policies, including volumes, types of instruments and counterparties. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation and concurrence by the President and Chairman of the Board.  The Board of Directors monitors the Company’s price-risk management policies and trades on a monthly basis.

All of these price-risk management transactions are considered derivative instruments and accounted for in accordance with SFAS No. 133 (as amended). These derivative instruments are intended to hedge the Company’s price risk and may be considered hedges for economic purposes, but certain of these transactions may not qualify for cash flow hedge accounting. All derivative instrument contracts are recorded on the balance sheet at fair value and the cash flows resulting from settlement of these derivative transactions are classified in operating activities on the statement of cash flows. For those derivatives in which mark-to-market accounting treatment is applied, the changes in fair value are not deferred through other comprehensive income on the balance sheet. Rather they are immediately recorded in total revenue on the statement of operations. For those derivatives that are designated and qualify for cash flow hedge accounting, the effective portion of the changes in the fair value of the contracts is recorded in other comprehensive income on the balance sheet and the ineffective portion of the changes in the fair value of the contracts is recorded in total revenue on the statement of operations as they occur. When the hedged production is sold, the realized gains and losses on the contracts are removed from other comprehensive income and recorded in revenue. While the contract is outstanding, the unrealized and ineffective gain or loss may increase or decrease until settlement of the contract depending on the fair value at the measurement dates. The Company evaluates the terms of new contracts entered into to determine whether cash flow hedge accounting treatment or mark-to-market accounting treatment will be applied. The Company has applied mark-to-market accounting treatment to all outstanding contracts since January 1, 2006.

The following table reflects the realized and unrealized gains and losses included in revenue on the statement of operations:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Natural gas derivative realized settlements	$569	$319
Crude oil derivative realized settlements	843	—
Natural gas derivative unrealized change in fair value	(15,472)	2,010
Crude oil derivative unrealized change in fair value	(2,271)	(230)
Gain (loss) on derivatives	$(16,331)	$2,099

The fair value of outstanding derivative contracts at March 31, 2007 and December 31, 2006 reflected on the balance sheet were as follows:

							Fair Value of Outstanding Derivative Contracts as of
Transaction	Transaction				Price	Volumes	March 31,	December 31,
Date	Type		Beginning	Ending	Per Unit	Per Day	2007	2006
							(in thousands)
Natural Gas (1):
08/06	Collar	(3)	01/01/2007	12/31/2007	$7.50-$11.50	5,000 MMbtu	$—	$2,301
08/06	Collar	(3)	01/01/2007	12/31/2007	$7.50-$12.00	5,000 MMbtu	—	2,385
01/07	Collar	(3)	02/01/2007	12/31/2007	$7.02-$9.00	15,000 MMbtu	(1,342)	—
01/07	Collar	(3)	02/01/2007	12/31/2007	$7.00-$9.00	15,000 MMbtu	(1,335)	—
01/07	Collar		02/01/2007	12/31/2007	$7.00-$9.00	10,000 MMbtu	(910)	—
01/07	Collar		01/01/2008	12/31/2008	$7.50-$9.00	20,000 MMbtu	(3,642)	—
01/07	Collar		01/01/2008	12/31/2008	$7.50-$9.00	10,000 MMbtu	(1,761)	—
01/07	Collar		01/01/2008	12/31/2008	$7.50-$9.02	10,000 MMbtu	(1,796)	—

Crude Oil (2):
08/06	Collar		01/01/2007	12/31/2007	$70.00-$87.50	400 Bbl	612	1,047
12/06	Swap		01/01/2007	12/31/2007	$66.00	600 Bbl	(350)	212
12/06	Swap		01/01/2008	12/31/2008	$66.00	1,500 Bbl	(2,032)	(758)
							$(12,556)	$5,187

(1)             The Company’s natural gas collars were entered into on a per MMbtu delivered price basis, using the NYMEX Natural Gas Index. Mark-to-market accounting treatment is applied to these contracts and the change in fair value is reflected in total revenue.

(2)             The Company’s crude oil collars were entered into on a per barrel delivered price basis, using the West Texas Intermediate Light Sweet Crude Oil Index. Mark-to-market accounting treatment is applied to these contracts and the change in fair value is reflected in total revenue.

(3)             Subsequent to December 31, 2006, the two natural gas collars entered into in August 2006 covering a portion of our 2007 estimated production were terminated at no cost to the Company and replaced with the new collars entered into January 2007.

A derivative contract was entered into after March 31, 2007:

Effective Dates
Transaction Date	Transaction Type (1)	Beginning	Ending	Price Per Unit	Volume Per Day
04/07	Natural Gas Collar	01/01/09	12/31/09	$7.75-$10.00	10,000 MMbtu

(1)             Our April 2007 natural gas collar was entered into on a per MMbtu delivered price basis, using the NYMEX Natural Gas Index. Mark-to-market accounting treatment will be applied to this contract and the change in fair value will be reflected in total revenue.

9. ACQUISITIONS & DIVESTITURES

Smith Acquisition - On November 16, 2006, the Company entered into two separate purchase and sale agreements (one of which was subsequently amended) with Smith Production Inc. (“Smith”) for (A) (i) ownership interests in certain oil and gas properties located in 13 counties in southeast and south Texas, consisting of approximately 150 gross (74 net) producing wells from Smith and eight other owners who transferred their interests to Smith prior to the closing, (ii) an ownership interest in approximately 17,000 gross (12,250 net) developed acres and 56,000 gross (16,000 net) undeveloped acres of leasehold, (iii) 25% of Smith’s option and leasehold rights and exploration and development rights in an approximate 95 square mile exploration project area known as the Mission project area, also in south Texas, and (iv) certain gathering facilities and ownership to approximately 13 miles of natural gas gathering pipelines and related infrastructure serving producing assets in southeast Texas ((i) through (iv) collectively referred to as the “Smith Properties”); and (B) working interest, option and leasehold rights in two exploration ventures in separate areas, primarily in Texas, from Smith (the “Smith Ventures” and collectively with the Smith Properties, the “Properties”).  The combined cash purchase price paid at closing on January 31, 2007 was approximately $379.8 million for the Smith Properties and $10.0 million for the Smith Ventures (which includes the deposit paid in December 2006).  The purchase price for the Smith Properties was adjusted from the base purchase price of $385 million for, among other things, the results of operations of the Smith Properties between the January 1, 2007 effective date and the January 31, 2007 closing date. The Company expects further adjustments to the purchase price pursuant to the post-closing adjustment provisions of the amended purchase and sale agreements. The Company financed the purchase price of the Smith Acquisition through public offerings of common and preferred stock (see Note 3) and borrowings under its Revolving Facility (see Note 2). The Company also capitalized approximately $0.6 million in other direct costs resulting from the acquisition and assumed ARO liabilities of $0.9 million.

The following unaudited pro forma results for the three months ended March 31, 2006 show the effect on the Company’s consolidated results of operations as if the Smith Acquisition had occurred on January 1, 2006. The acquisition closed January 31, 2007, therefore the first quarter of 2007 is only partially representative of the results of integrating the acquisition. The Company has not presented pro forma results for the one month ended January 31, 2007 due to unavailability of data at the time these financials were prepared. Therefore, the pro forma results are not directly comparable to the quarter in 2007. The pro forma results for 2006 are the result of combining the statement of income for the Company with the revenues and direct operating expenses of the Smith properties acquired adjusted for (1) assumption of ARO liabilities and accretion expense for the properties acquired, (2) depletion expense applied to the adjusted basis of the properties acquired using the purchase method of accounting, (3) depreciation expense for other non-oil and gas assets acquired, (4) interest expense on added borrowings necessary to finance the acquisition, (5) amortization of deferred loan costs for new loan costs related to the financing of the acquisition, (6) dividends payable on the convertible Preferred Stock, (7) the related income tax effects of these adjustments based on the applicable statutory rates, and (8) the impact of common and preferred shares issued in public offerings completed to partially finance the Smith Acquisition. The pro forma information is based upon numerous assumptions, and is not necessarily indicative of future results of operations:

For the Three Months Ended March 31, 2006
(unaudited)
(in thousands, except per share amounts)
Total revenue	$55,481
Net income	11,005
Net income available to common stockholders	9,283
Net income per common share:
Basic	$0.33
Diluted	$0.29

Chapman Ranch Field Acquisition in 2006 - On December 12, 2006, the Company executed an agreement to acquire certain working interests in the Chapman Ranch Field in Nueces County, Texas from Kerr-McGee Oil & Gas Onshore LP (“Kerr-McGee”), a wholly-owned subsidiary of Anadarko Petroleum Corporation.  In late 2005, the Company acquired non-operated working interests in certain wells in this field. Upon the closing of the Kerr-McGee acquisition on December 28, 2006, the Company assumed the role of operator of the Chapman Ranch Field.  The base purchase price of the acquisition was $26.0 million. The purchase price was preliminarily adjusted at closing to $25.0 million (including a previously paid deposit of $2.6 million) as a result of adjustments to the purchase price for the results of operations between the December 1, 2006 effective date and the December 28, 2006 closing date, and other purchase price adjustments.  There may be post-closing adjustments to the purchase price for results of operations between the effective date and closing date as further information becomes available. The Company financed the purchase price of the Kerr-McGee acquisition through $24.0 million in borrowings under its Prior Credit Facility.

Divestitures - During January 2007, the Company divested a portion of its interest in a Louisiana well for a sales price of $1.1 million.

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

Wade and Joyce Montet, et al., v. Edge Petroleum Corp of Texas, et al., consolidated with Rolland L. Broussard, et al., v. Edge Petroleum Corp of Texas, et al.   - This is a consolidated suit, filed in state court in Vermilion Parish, Louisiana in September 2003. Plaintiffs are mineral/royalty owners under the Norcen-Broussard No. 1 and 2 wells, Marg Tex Reservoir C, Sand Unit A (Edge’s old Bayou Vermilion Prospect).  They claim the operator at the time, Norcen Explorer, now Anadarko E&P Company (“Anadarko”), failed to “block squeeze” the sections of the No. 2 well, as a prudent operator, according to their allegations, would have done, to protect the gas reservoir from being flooded with water from adjacent underground formations. Plaintiffs further allege Norcen was negligent in not creating a field-wide unit to protect their interests.  The allegations relate to actions taken beginning in the early 1990’s. Plaintiffs have named the Company and other working interest owners in the leases as defendants, including Norcen Explorer’s successors in interest, Anadarko. Plaintiffs originally sought unspecified damages for lost royalties and damages due to alleged devaluation of their mineral and property interests, plus interest and attorneys’ fees. In early 2005, the Company filed a motion for summary judgment in the case asserting, among other defenses, that:  (i) there has been no breach of contract, (ii) there is no express or implied duty imposed on the Company to block squeeze the well or form a field-wide unit, (iii) the units were properly formed by the Conservation Commissioner in accordance with the statutory scheme in Louisiana, (iv) plaintiffs’ claims are barred by limitations, and (v) other defenses. Along with the other defendants, the Company also filed a special peremptory challenge of no cause of action under the leases and the Louisiana Mineral Code for failure to exhaust administrative remedies and due to lack of a demand. In May and June 2005, the court ruled against the Company on the motion for summary judgment and the peremptory challenges. Of the 18.75% after-payout working interest that was originally reserved in the leases, the Company owned a 2.8% working interest at the time of the alleged acts or omissions. On September 6, 2005, the Company filed a third-party demand to join the other working interest owners who hold the remainder of the 18.75% working interest as third-party defendants in this case. These third-parties consist, for the most part, of partnerships that are directly or indirectly controlled by John Sfondrini, a director of the Company, and hold an aggregate 14.7% working interest (the “Sfondrini Partnerships”). Vincent Andrews, also a director of the Company, owns a minority interest in the corporate general partner of one of the partnerships.  The Sfondrini Partnerships consist of (1) Edge Group Partnership, a general partnership composed of limited partnerships of which Mr. Sfondrini and a company controlled by Mr. Sfondrini are general partners; (2) (A) Edge Option I Limited Partnership, (B) Edge Option II Limited Partnership and (C) Edge Option III Limited Partnership, limited partnerships of which Mr. Sfondrini and a company controlled by Mr. Sfondrini are general partners; and (3) BV Partners Limited Partnership, a limited partnership of which a company controlled by Messrs. Sfondrini and Andrews is general partner and of which Mr. Sfondrini is manager (and of which company Mr. Andrews is an officer).  These partnerships were among the third party defendants that the Company has sought to join in the case, and these partnerships have for the most part filed answers denying any liability to the Company. The Company participated for its 2.8% share of the well costs and revenues for the Broussard No. 2 well, as did the other defendants for their share, including the third-party defendant partnerships who participated for 14.7%. The Company strongly believes the parties should only be liable for their proportionate share of any damages awarded should a finding of liability occur in the case. The Company intends to vigorously contest the plaintiffs’ claims.

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

The Company will participate in a mediation regarding the remaining claims in this lawsuit with the Montet plaintiffs on May 10, 2007.  If this matter is not resolved at mediation, the trial on the remaining claims of the Montet plaintiffs (approximately 28% of the original aggregate claims in the case) will begin on August 27, 2007.  The Montet plaintiffs’ calculation of their alleged damages has not changed.  If the jury were to adopt the plaintiffs’ damage figures, the total damages attributable to the Montet plaintiffs could be approximately $17.6 million. The defendants’ exposure for an 18.75% share of that number would be approximately $3.31 million.  The exposure for the Company’s 2.8% share would be approximately $493,000.  If there were a damage award against the defendants, the Company believes that ultimately it should only be liable for its 2.8% share of any such award unless a co-party defendant, including any of the third-party defendants, cannot satisfy their share of any final judgment or settlement amount or are found not to be liable to the Company on its third-party demand.  In that event, the Company could be held responsible for more than its 2.8% share.  The Company believes it has meritorious defenses and intends to continue to vigorously contest this suit and its third-party demands against the partnerships.  The Company has not established a reserve with respect to these claims.

The Company may have insurance coverage for all or part of this claim up to the policy limits of $1 million per occurrence and $2 million in the aggregate.  A claim was submitted to Mid-Continent Casualty Company, our casualty carrier, who is currently providing a defense under a reservation of rights letter.  However, on July 3, 2006, Mid-Continent filed a suit for declaratory judgment against the Company in federal district court in Houston, Texas seeking to determine whether it has a duty to indemnify the Company and certain other defendants for this loss under the policies at issue.  Mid-Continent has asked the court to declare they have no obligation to indemnify the Company and the third-party defendants based on certain technical definitions under the policies and the fact that the plaintiffs’ claims are based on alleged breaches of contract.  The Company is both vigorously defending the declaratory judgment action, and actively seeking indemnity under the policies at issue for its potential liabilities, if any, to the plaintiffs in the Louisiana actions.  The Company is also pursuing coverage claims under other insurance policies that could cover a portion of our share of a loss in this case.

                David Blake, et al. v. Edge Petroleum Corporation — On September 19, 2005, David Blake and David Blake, Trustee of the David and Nita Blake 1992 Children’s Trust filed suit against the Company in state district court in Goliad County, Texas alleging breach of contract for failure and refusal to transfer overriding royalty interests to plaintiffs in at least five leases in Goliad County, Texas and failure and refusal to pay monies to Blake pursuant to such overriding royalty interests for wells completed on the leases. The plaintiffs seek relief of (1) specific performance of the alleged agreement, including granting of overriding royalty interests by the Company to Blake; (2) monetary damages for failure to grant the overriding royalty interests; (3) exemplary damages for his claims of business disparagement and slander; (4) monetary damages for tortuous interference; and (5) attorneys’ fees and court costs. Venue of the case was transferred to Harris County, Texas by agreement of the litigants.  The Company has served plaintiffs with discovery and has filed a counterclaim and an amended counterclaim joining various related entities that are controlled by plaintiffs.  In addition, plaintiffs have filed an amended complaint alleging claims of slander of title and tortuous interference related to its alleged right to receive an overriding royalty interest from a third party.  Plaintiffs currently have on file an amended motion for summary judgment, to which the Company has filed a response.  In addition, the Company has filed a motion for summary judgment on the plaintiffs’ case.  In December 2006, the court denied the Company’s motion for summary judgment.  The court has not ruled on Blake’s motion.  The trial is scheduled to begin September 15, 2007.  Discovery in the case has commenced and is continuing. The Company has responded aggressively to this lawsuit, and believes it has meritorious defenses and counterclaims.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion and Analysis (“MD&A”) of significant factors that have affected certain aspects of our financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. The following MD&A is intended to help the reader understand Edge Petroleum Corporation (“Edge”). This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q and with MD&A of Financial Condition and Results of Operations and our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2006 (2006 Annual Report).

FORWARD LOOKING STATEMENTS

Certain of the statements contained in all parts of this document, including, but not limited to, those relating to our drilling plans (including scheduled and budgeted wells), the effect of changes in strategy and business discipline, future tax matters, our 3-D project portfolio, future general and administrative expenses on a per unit of production basis, changes in wells operated and reserves, future growth and expansion, future exploration, future seismic data (including timing and results), expansion of operation, our ability to generate additional prospects, our review of outside prospects and acquisitions, additional reserves and reserve increases, our ability to replace production and manage our asset base, enhancement of visualization and interpretation strengths, expansion and improvement of capabilities, integration of new technology into operations, credit facilities, redetermination of our borrowing base, attraction of new members to the technical team, future compensation programs, new focus on core areas, new prospects and drilling locations, new alliances, future capital expenditures (or funding thereof) and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected rates of return, retained earnings and dividend policies, projected cash flows from operations, future commodity price environment, expectation or timing of reaching payout, the outcome, effects or timing of any legal proceedings or contingencies, the impact of any change in accounting policies on our financial statements, the number, timing or results of any wells, the plans for timing, interpretation and results of new or existing seismic surveys or seismic data, future production or reserves, future acquisition of leases, lease options or other land rights, any other statements regarding future operations, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts are forward-looking statements. These forward-looking statements reflect our current view of future events and financial performance. When used in this document, the words “budgeted,” “anticipate,” “estimate,” “expect,” “may,” “project,” “believe,” “intend,” “plan,” “potential,” “forecast,” “might,” “predict,” “should” and similar expressions are intended to be among the expressions that identify forward-looking statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Such statements involve risks and uncertainties, including, but not limited to, those set forth under “ITEM 1A. RISK FACTORS” of our 2006 Annual Report on Form 10-K and other factors detailed in this document and our other filings with the Securities and Exchange Commission (the “SEC”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.

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

•                  Acquisitions and Divestitures — information about significant changes in our business structure.

•                  Outlook — additional discussion relating to management’s outlook to the future of our business.

•                  Critical Accounting Policies and Estimates — a discussion of certain accounting policies that require critical judgments and estimates.

•                  Results of Operations — an analysis of our consolidated results for the periods presented in our financial statements.

•                  Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, and contractual obligations.

•                  Risk Management Activities — Derivatives & Hedging — supplementary information regarding our price-risk management activities.

•                  Tax Matters — supplementary discussion of income tax matters.

•                  Recently Issued Accounting Pronouncements — a discussion of certain recently issued accounting pronouncements that may impact our future results.

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

Our operations entail significant complexities. Advanced technologies requiring highly trained personnel are utilized in both exploration and production.  Even when the technology is properly used, we may still not know conclusively if hydrocarbons will be present or the rate at which they will be produced.  Exploration is a high-risk activity, often times resulting in no commercially productive reserves being discovered. Moreover, costs associated with operating within our industry are substantial, especially during periods of high commodity prices.

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

We periodically hedge our exposure to volatile oil and gas prices on a portion of our production to reduce price risk. As of March 31, 2007, we had derivative contracts in place covering approximately 61% of our remaining expected natural gas production and 68% of our remaining expected 2007 crude oil production.  As of March 31, 2007, approximately 55% of total remaining 2007 estimated production on an Mcfe basis (including natural gas liquids) was hedged with derivative contracts. As of March 31, 2007, we also had derivative contracts in place covering approximately 46% and 75% of our anticipated 2008 natural gas and crude oil production, respectively.  All of such estimated production is before any new acquisitions that may occur.

Generally, our goal is to fund ongoing exploration and development projects with cash flow provided by operating activities and external sources of capital. During the first quarter of 2007, our Board approved a 2007 capital budget of approximately $140 million. Based upon current expectations for production volumes and commodity prices, we expect to fund our capital program with internally-generated cash from operating activities and borrowings under our Revolving Facility (as defined below). We do not typically include acquisitions in our budgeted capital expenditures, but expect to utilize either borrowings under our Revolving Facility, proceeds from offerings of common stock or other securities under our shelf registration statement or other sources to fund those potential acquisitions.

Our long-term debt balance as of March 31, 2007 was $240.0 million and our debt-to-total capital ratio was 36.1%.

Acquisitions and Divestitures

Acquisitions - We have become increasingly active in acquisitions in recent years. We have looked to acquisitions to enable us to achieve our growth objectives and we expect acquisitions will continue to play a significant role in our future plans for growth. Acquisitions add meaningful incremental increases in reserves and production and may range in size from acquiring a working interest in non-operated producing property to acquiring an entire field of wells or a company. Unlike drilling capital, which is planned and budgeted, acquisition capital is neither budgeted nor allocated, because the specific timing or size of acquisitions cannot be predicted. Although we consider a wide variety of acquisitions, a significant part of our growth strategy is expected to be focused toward producing property acquisitions, which we believe have exploitable potential. We try to maintain enough financial flexibility such that we are positioned to take advantage of producing property acquisition opportunities as they may arise.  We believe through hard work, technical ability and creative thinking of our people, we will continue to grow through both acquisitions and drilling. Any such acquisition could involve the payment by us of a substantial amount of cash or the issuance of a substantial number of additional shares or other securities.

Smith Acquisition - During the first quarter of 2007, we completed the largest acquisition in our history. We acquired oil and natural gas properties, exploration rights, leasehold acreage, gathering facilities and gathering pipelines from Smith Production Inc. for a cash purchase price of approximately $389.8 million. Pursuant to closing adjustment provisions in the agreements, the purchase price is subject to adjustment for the results of operations between the January 1, 2007 effective date and the January 31, 2007 closing date. We expect to finalize that adjustment during the second quarter of 2007. The properties acquired are located in south and southeast Texas, which we consider to be our main core area of operations. This acquisition had a substantial impact to our reserves, production revenues, operating costs, and property base. We have increased staffing levels to manage the growth and help with the integration of these assets into our operations. We expect this acquisition to have a transforming impact to our company.

Chapman Ranch Acquisition - During the fourth quarter of 2006, we completed the acquisition of additional working interests in the Chapman Ranch Field, in which we also acquired interests from two other companies during the fourth quarter of 2005. We also assumed the role of operator of these properties as a result of this acquisition. The preliminary adjusted purchase price was approximately $25.0 million. Pursuant to closing adjustment provisions in the agreements, the purchase price is subject to further adjustment for the results of operations between the December 1, 2006 effective date and the December 28, 2006 closing date, which we expect to finalize during the second quarter of 2007. The properties acquired are located in Nueces County, Texas and consisted of nine producing wells and an ownership in approximately 1,200 net acres of developed and undeveloped leasehold.

Divestitures - We regularly review our asset base for the purpose of identifying non-core assets, the disposition of which would increase capital resources available for other activities and create organizational and operational efficiencies. While we generally do not dispose of assets solely for the purpose of reducing debt, such dispositions can have the result of furthering our objective of financial flexibility through reduced debt levels. During the first quarter of 2007, we divested a portion of our interest in one of our Louisiana properties for a sales price of approximately $1.1 million.

Outlook

•                  During the three months ended March 31, 2007, a total of four wells were drilled with three apparent successes, for an overall success rate of 75%.

•                  We expect to drill between 80 and 90 wells (34 and 38 net, respectively) in 2007 and we estimate capital spending for the year to be approximately $140 million. Our ability to materially increase the number of wells to be drilled is heavily dependent upon the timely access to oilfield services, particularly drilling rigs.

•                  We have and will spend a considerable effort in 2007 integrating the assets acquired in the Smith Acquisition, which had the largest impact of any acquisition on our company. This will include continuing to add to our staff levels to manage the recent and anticipated future growth.

•                  We will continue to spend considerable effort in 2007 finding and evaluating acquisition opportunities, as we seek to further our growth.

•                  In the first quarter of 2007, we issued preferred stock and we declared our first dividend payment to preferred stockholders, which we paid in April 2007. We expect to issue preferred stock dividends quarterly in 2007.

•                  To help protect against the possibility of downward commodity price movements and lost revenue, we have several derivatives in place to hedge a portion of our expected natural gas and crude oil production streams for 2007 through 2009. We apply mark-to-market accounting treatment, rather than cash flow hedge accounting treatment, and therefore significant volatility from the changes in fair value of those outstanding contracts have and will impact our earnings in 2007 (see Note 8 to our consolidated financial statements).

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

Nature of Critical Estimate Item: Oil and Natural Gas Reserves - Our estimate of proved reserves is based on the quantities of oil and gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions.  The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment, as well as prices and cost levels at that point in time. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves. Despite the inherent imprecision in these engineering estimates, our reserves are used throughout our financial statements.

Assumptions/Approach Used: Units-of-production method to amortize our oil and natural gas properties - The quantity of reserves is used in calculating depletion expense and could significantly impact our depletion expense.

 “Ceiling” Test - The full-cost method of accounting for oil and gas properties requires a quarterly calculation of a limitation on capitalized costs, often referred to as a full-cost ceiling test. The ceiling is the discounted present value of our estimated total proved reserves (using a 10% discount rate) adjusted for taxes and the impact of cash flow hedges on pricing, if cash flow hedge accounting is applied. The ceiling test calculation dictates that prices and costs in effect as of the last day of the period are to be used in calculating the discounted present value of our estimated total proved reserves. Oil and natural gas prices used in the reserve valuation at March 31, 2007 were $65.88 per barrel and $7.34 per MMbtu. To the extent that our capitalized costs (net of accumulated depletion and deferred taxes) exceed the ceiling, the excess must be written off to expense. Once incurred, this impairment of oil and gas properties is not reversible at a later date even if oil and gas prices increase. A ceiling test impairment could result in a significant loss for a reporting period; however, future depletion expense would be correspondingly reduced. No such impairment was required in the three months ended March 31, 2006 or 2007.

Effect if Different Assumptions Used: Units-of-production method to amortize our oil and natural gas properties - A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the year by approximately 10%.

“Ceiling” limitation test - The most likely factor to contribute to a ceiling test impairment is the price used to calculate the reserve limitation threshold. A significant reduction in prices at a measurement date could trigger a full-cost ceiling impairment. We had a cushion of $75.6 million , net of tax, at March 31, 2007. A 10% increase or decrease in prices used would have increased or decreased our cushion (i.e. the excess of the ceiling over our capitalized costs) by approximately 77%, net of tax, respectively. Our hedging program would serve to mitigate some of the economic impact of any price decline. However, since we do not apply cash flow hedge accounting to our derivative contracts, our hedging program did not have an impact on the ceiling test at March 31, 2007. Had we applied cash flow hedge accounting to our outstanding derivative contracts, the cushion would have increased by 2%. Another likely factor to contribute to a ceiling test impairment is a revised estimate of reserve volume. A 10% increase or decrease in reserve volume would have decreased or increased our cushion by approximately 55%, net of tax, respectively.  As noted above, we used pricing and costs as of the last day of the period to determine our ceiling test. Should commodity prices decrease significantly in 2007, the possibility of a ceiling test impairment at a future date exists.  Also, the effects of the Smith Acquisition in 2007 could increase the possibility that we will be required to record a ceiling test impairment, particularly if commodity prices decline below the effective levels paid for in the Smith Acquisition.

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

Assumptions/Approach Used: At March 31, 2007, we had $88.5 million allocated to unproved property. This allocation is based on costs to date that are associated with potential attributable reserves.

Effect if Different Assumptions Used: A 10% increase or decrease in the unproved property balance (i.e., transfer to full-cost pool) would have decreased or increased, respectively, our depletion expense by approximately 1% for the three months ended March 31, 2007.

Nature of Critical Estimate Item: Asset Retirement Obligations - We have certain obligations to remove tangible equipment and restore land at the end of oil and gas production operations.  Our removal and restoration obligations are primarily associated with plugging and abandoning wells. Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, costs associated with this activity were capitalized to the full-cost pool as they were incurred and charged to income through depletion expense. SFAS No. 143 significantly changed the method of accruing for costs which an entity is legally obligated to incur related to the retirement of fixed assets (“asset retirement obligations” or “ARO”).  Primarily, SFAS No. 143 requires us to estimate asset retirement costs for all of our assets upon acquisition of the asset, adjust those costs for inflation to the forecast abandonment date, discount that amount using a credit-adjusted-risk-free rate back to the date we acquired the asset or obligation to retire the asset and record an ARO liability in that amount with a corresponding addition to our asset value. When new obligations are incurred, i.e. a new well drilled or acquired, we add to the ARO liability. Should either the estimated life or the estimated abandonment costs of a property change upon our quarterly review, our estimate must be revised. When well obligations are relieved by sale of the property or plugging and abandoning the well, the related estimated liability and asset costs are removed from our balance sheet and replaced by the costs actually spent on retiring the asset.

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

Assumptions/Approach Used:  Since there are so many variables in estimating AROs, we attempt to limit the impact of management’s judgment on certain of these variables by using input of qualified third parties. We engage independent engineering firms to evaluate our properties annually. We use the remaining estimated useful life from the year-end reserve reports prepared by our independent reserve engineers in estimating when abandonment could be expected for each property. We utilize a three-year average rate for inflation to diminish any significant volatility that may be present in the short term. We have developed a standard cost estimate based on historical costs, industry quotes and depth of wells. Unless we expect a well’s plugging to be significantly different than a normal abandonment, we use this estimate.

Effect if Different Assumptions Used: We expect to see our calculations impacted significantly if interest rates rise, as the credit-adjusted-risk-free rate is one of the variables used on a quarterly basis. We also expect that significant changes to the cost of retiring assets or the reserve life of our assets would have significant impact on our estimated ARO. The resulting estimate, after application of a discount factor and some significant calculations, could differ from actual results, despite all our efforts to make an accurate estimate.

Nature of Critical Estimate Item: Income Taxes - In accordance with SFAS No. 109, Accounting for Income Taxes, we have recorded a deferred tax asset and liability to account for the expected future tax benefits and consequences of events that have been recognized in our financial statements and our tax returns. There are several items that result in deferred tax asset and liability impact to the balance sheet, but the largest of which are income taxes and the impact of net operating loss (“NOL”) carryforwards. We routinely assess our ability to use all of our NOL carryforwards that resulted from substantial income tax deductions, prior year losses and acquisitions. We consider future taxable income in making such assessments.  If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, it is reduced by a valuation allowance to remove the benefit of those NOL carryforwards from our financial statements.

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

Cash Flow Hedge Accounting - For transactions accounted for under cash flow hedge accounting treatment, the effective portion of the change in fair value of outstanding derivative contracts is deferred through other comprehensive income (“OCI”) on the balance sheet, rather than recorded immediately in revenue on the income statement. Ineffective portions of the changes in the fair value of the derivative contracts are recognized in revenue as they occur. The cash flows resulting from settlement of these hedge transactions are included in cash flows from operating activities on the statement of cash flows. While the hedge contract is outstanding, the fair value may increase or decrease until settlement of the contract.

Mark-to-Market Accounting - For transactions accounted for using mark-to-market accounting treatment, the entire change in the fair value of the outstanding derivative contract is recorded in revenue immediately, and not deferred through OCI, and there is no measurement of effectiveness. As of March 31, 2007 and 2006, we applied mark-to-market accounting treatment to all outstanding derivative contracts.

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

Effect if Different Assumptions Used: At March 31, 2007, a 10% change in the commodity price per unit would cause the fair value total of our derivative financial instruments to increase or decrease by approximately $1.3 million. Had we applied cash flow hedge accounting treatment to all of our derivative contracts outstanding at March 31, 2007, our net income for the three months would have been approximately $5.8 million, or $0.18 per basic and $0.17 per diluted earnings per share, assuming that all hedges were fully effective.

Results of Operations

This section includes discussion of our results of operations for the three months ended March 31, 2007 as compared to the same period of the prior year.  We are an independent energy company engaged in the exploration, development, acquisition and production of oil and natural gas.  Our resources and assets are managed and our results reported as one operating segment.  We conduct our operations primarily along the onshore United States Gulf Coast, with our emphasis in south and southeast Texas, Louisiana, Mississippi and southeast New Mexico. We completed one acquisition in the fourth quarter of 2006 and one in the first quarter of 2007, which significantly impacted revenues, production and costs for the first three months of 2007 and affects the comparability of periods presented.

First Quarter 2007 Compared to the First Quarter 2006

Revenue and Production

Total revenue decreased 35% from the first quarter of 2006 to the comparable 2007 period. Excluding the effects of derivative activity, revenues increased 20% from the first quarter of 2006 to the comparable 2007 period.  For the three months ended March 31, 2007 and 2006, our product mix contributed the following percentages of revenues and production volumes:

			PRODUCTION VOLUMES
	REVENUES(1)		(MCFE)
	Three months ended March 31,
	2007	2006	2007	2006
Natural gas	67%	82%	78%	80%
Natural gas liquids	11%	4%	10%	8%
Crude oil and condensate	22%	14%	12%	12%
Total	100%	100%	100%	100%

(1)             Includes effect of derivative transactions.

The following table summarizes volume and price information with respect to our oil and gas production:

			2007 Period Compared
			to 2006 Period
	Three Months Ended			%
	March 31,		Increase	Increase
	2007	2006	(Decrease)	(Decrease)
	(in thousands, except prices and percentages)
Production Volumes:
Natural gas (MMcf)	4,465	3,429	1,036	30%
Natural gas liquids (MBbls)	99	61	38	62%
Crude oil and condensate (MBbls)	111	87	24	28%
Natural gas equivalent (MMcfe)	5,721	4,314	1,407	33%
Average Sales Price(1):
Natural gas ($ per Mcf)(2)	$6.78	$7.72	$(0.94)	(12)%
Natural gas liquids ($ per Bbl)	26.13	20.57	5.56	27%
Crude oil and condensate ($ per Bbl)(2)	57.50	59.53	(2.03)	(3)%
Natural gas equivalent ($ per Mcfe)(2)	6.85	7.63	(0.78)	(10)%
Natural gas equivalent ($ per Mcfe)(3)	4.00	8.11	(4.11)	(51)%
Operating Revenue:
Natural gas (2)	$30,267	$26,473	$3,794	14%
Natural gas liquids	2,574	1,245	1,329	107%
Crude oil and condensate (2)	6,373	5,177	1,196	23%
Gain (loss) on derivatives	(16,331)	2,099	(18,430)	*
Total revenue	$22,883	$34,994	$(12,111)	(35)%

(1)             Prices are calculated based on whole numbers, not rounded numbers.

(2)             Excludes the effect of derivative transactions.

(3)             Includes the effect of derivative transactions.

*                    Not meaningful.

Average sales price - Our sales revenue is sensitive to the volatility of commodity prices.  A substantial portion of our production is sold at prevailing market prices, which fluctuate in response to many factors that are outside of our control. Imbalances in the supply and demand for oil and natural gas can have a dramatic effect on the prices we receive for our production. Political instability and availability of alternative fuels could impact worldwide supply, while the economy, weather and other factors outside of our control could impact demand.

Natural gas revenue - For the three months ended March 31, 2007, natural gas revenue, excluding derivative activity, increased 14% over the same period in 2006 due to 30% higher production volumes partially offset by 12% lower commodity prices. The overall increase in production compared to the prior year period resulted in an increase in revenue of approximately $8.0 million (based on 2006 comparable period pre-hedge prices). The increase in production was primarily the result of new wells drilled and acquired during 2006 (including the additional interest in our Chapman Ranch Field acquired late in 2006) and the acquisition of the Smith assets on January 31, 2007. The decrease in average price received resulted in decreased revenue of approximately $4.2 million (based on current period production).

Natural gas liquids (“NGL”) revenue - For the three months ended March 31, 2007, NGL revenue increased 107% over the same period in 2006 due primarily to an increase in prices realized and production volumes. This price increase resulted in an increase in revenue of approximately $0.5 million (based on current period production).  NGL volumes were also higher during the three months ended March 31, 2007 as compared to the same period in 2006 as a result of new wells drilled and acquired during 2006 (including the additional interest in our Chapman Ranch Field acquired late in 2006) and the acquisition of the Smith assets on January 31, 2007. The increase in NGL production increased revenue by approximately $0.8 million (based on 2006 comparable period average prices).

Crude oil and condensate revenue - For the three months ended March 31, 2007, oil and condensate sales revenue, excluding derivative activity, increased 23% from the comparable period in 2006, due primarily to the 28% increase in volume, partially offset by a 3% decline in prices realized. Production volumes for oil and condensate increased for the three months ended March 31, 2007 compared to the same prior year period, due primarily to new wells drilled and acquired during 2006 (including the additional interest in our Chapman Ranch Field acquired late in 2006) and the acquisition of the Smith assets on January 31, 2007. The increase in oil and condensate production resulted in an increase in revenue of approximately $1.4 million (based on 2006 comparable period pre-hedge prices). The decreased average realized price for oil and condensate for the three months ended March 31, 2007 resulted in a decrease in revenue of approximately $0.2 million (based on current period production).

Derivatives - For the three months ended March 31, 2007, we recorded a net loss on derivative contracts as compared to a net gain in the same period in 2006. The volume and price contract terms vary from period to period and therefore interact differently with the changing pricing environment, which may affect the comparability of the results for each period. While we are unable to predict the market prices, we enter into contracts that we expect will protect us in the event of significant downturns in the market, which proved to be a benefit to us in the first three months of 2007 with cash settlement inflows from our hedge counterparties to offset the lower prices received for our physical production. In both periods, we applied mark-to-market accounting treatment to our derivative contracts; therefore the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in revenue. The following table summarizes the various components of the total gain/(loss) on derivatives and the impact each component had on our realized prices.

	Three Months Ended March 31,
	2007		2006
	$	$ per unit(1)	$	$ per unit(1)
	(in thousands, except per unit prices)
Natural gas derivative contract settlements (Mcf)	$569	$0.13	$319	$0.09
Crude oil derivative contract settlements (Bbl)	843	7.61	—	—
Mark-to-market reversal of prior period unrealized change in fair value of gas derivative contracts (Mcf)	(4,686)	(1.05)	—	—
Mark-to-market unrealized change in fair value of gas derivative contracts (Mcf)	(10,786)	(2.42)	2,010	0.59
Mark-to-market reversal of prior period unrealized change in fair value of oil derivative contracts (Bbl)	(501)	(4.52)	(17)	(0.20)
Mark-to-market unrealized change in fair value of oil derivative contracts (Bbl)	(1,770)	(15.97)	(213)	(2.45)
Gain (loss) on derivatives (Mcfe)	$(16,331)	$(2.85)	$2,099	$0.48

(1)             Prices per unit are calculated based on whole numbers, not rounded numbers.

Should commodity prices decrease from the current levels, our unhedged revenues could be materially affected.

Costs and Operating Expenses

The table below details our expenses:

			2007 Period Compared
			to 2006 Period
	Three Months Ended		$	%
	March 31,		Increase	Increase
	2007	2006	(Decrease)	(Decrease)
	(in thousands, except percentages)
Oil and natural gas operating expenses	$3,380	$2,189	$1,191	54%
Severance and ad valorem taxes	2,311	2,589	(278)	(11)%
Depletion, depreciation, amortization and accretion:
Oil and gas property and equipment	18,370	15,675	2,695	17%
Other assets	108	74	34	46%
ARO accretion	64	44	20	45%
General and administrative expenses	4,395	3,124	1,271	41%
Total operating expenses	$28,628	$23,695	$4,933	21%
Other income and expense, net	2,958	672	2,286	*
Income tax benefit (expense)	2,935	(3,735)	6,670	*
Preferred stock dividends	1,381	—	1,381	*

*                    Not meaningful

Oil and natural gas operating expenses - For the three months ended March 31, 2007, operating expenses increased 54% from the same period of 2006.  The acquisition of the Smith assets on January 31, 2007 accounted for approximately 86% of the increase in costs. We also had added costs in 2007 for the new wells drilled and acquired during 2006, including the Chapman Ranch Field properties acquired in December 2006. Average oil and natural gas operating expenses were $0.59 per Mcfe and $0.51 per Mcfe for the three months ended March 31, 2007 and 2006, respectively.

Severance and ad valorem taxes - For the three months ended March 31, 2007, severance and ad valorem taxes decreased 11% from the first quarter of 2006.  Severance tax expense for the three months ended March 31, 2007 was 31% lower than the prior year period as a result of significant abatements received during the first quarter of 2007 that related to prior year periods.  Our severance tax expense is levied on our oil and gas revenue (excluding derivative activity). For the three months ended March 31, 2007, severance tax expense was approximately 3.3% of revenue subject to severance taxes compared to 5.8% of revenue subject to severance taxes for the first quarter of 2006. Ad valorem tax expense for the first quarter of 2007 was impacted by the addition of the Chapman Ranch properties acquired in December 2006 and the Smith assets acquired in January 2007, as well as increases in estimated costs from the taxing authorities. On an equivalent basis, severance and ad valorem taxes averaged $0.40 per Mcfe and $0.60 per Mcfe for the three months ended March 31, 2007 and 2006, respectively.

Depletion, depreciation, and amortization (“DD&A”) and accretion - DD&A and accretion expense for the three months ended March 31, 2007 totaled $18.5 million compared to $15.8 million for the same period in 2006. Depletion expense on our oil and natural gas properties continues to increase due to increases in production volumes. The increase in depletion expense from the higher production levels in the first quarter of 2007 as compared to the same period of 2006 resulted in an increase in expense of approximately $5.1 million. Our depletion rate has increased since year-end 2006 due to the addition of the Smith assets during the first quarter of 2007, but the depletion rate decreased from $3.63 per Mcfe in the first quarter 2006 to $3.21 per Mcfe in the first quarter of 2007, resulting in a $2.4 million decrease in depletion expense. The rate decreased as a result of the full cost ceiling test impairment reported during the third quarter of 2006. Depreciation of furniture and fixtures for the first quarter of 2007 includes additional expense related to certain assets that were acquired in the Smith

Acquisition. Accretion expense associated with our asset retirement obligations for the three months ended March 31, 2007 increased 45% over the first quarter of 2006 for the new obligations incurred from the wells drilled and acquired since March 31, 2006 and the acquisition of the Smith assets in the first quarter of 2007.

General and administrative (“G&A”) expenses - Approximately 60% of the 41% increase in G&A expense from the first quarter of 2006 to the first quarter of 2007 is primarily the result of increasing our staffing levels since March 31, 2006. We have added 12 new employees over the last several months as a result of our continued growth. Approximately 30% of the increase in G&A expense is attributable to amortization related to restricted stock awards granted over the past three years, which has increased from $0.4 million in the first quarter of 2006 to $0.7 million in the first quarter of 2007 as a result of new grants that have occurred since the first quarter of 2006. We also had an increase in legal costs of $0.3 million associated with outstanding litigation and franchise taxes of $0.1 million. The cost increases were partially offset by decreases in general office expenses, increased capitalized G&A and overhead reimbursement fees (which reduce total G&A costs). Capitalized G&A costs for first quarter 2007 were $1.0 million as compared to $0.8 million for the comparable prior year period. G&A on a unit-of-production basis for the three months ended March 31, 2007 was $0.77 per Mcfe compared to $0.72 per Mcfe for the comparable 2006 period. G&A, excluding non-cash share-based compensation costs, for the three months ended March 31, 2007 averaged $0.65 per Mcfe compared to $0.63 per Mcfe in the same period in 2006.

Other income and expense - During the three months ended March 31, 2007, our other income and expense increased primarily due to an increase in gross interest expense, which was partially offset by an increase in interest income and capitalized interest. For the first quarter of 2007, 43% of our gross interest expense was capitalized, as compared to 58% in the same 2006 period. We calculate the amount of interest we can capitalize based on the comparison of our unproved property costs and our weighted average debt balance. We also incurred higher gross interest costs for the three months ended March 31, 2007 than for the same period of 2006 due to higher outstanding debt balances and commitment fees of $1.3 million paid to our lender for the unused bridge loan facility.

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Gross interest expense	$4,859	$1,607
Less: capitalized interest	(2,097)	(939)
Interest expense, net	$2,762	$668
Weighted average debt	$198,511	$93,400

We also recorded amortization of deferred loan costs related to our Prior Credit Facility and Revolving Facility during the three months ended March 31, 2007. These costs were higher than 2006 due to the termination of the Prior Credit Facility and the higher costs associated with the new Revolving Facility compared to the Prior Credit Facility. Interest income earned on our outstanding daily cash balances during the three months ended March 31, 2007 was 50% higher than in 2006 due to increased cash balances and minor changes to the interest rate earned.

Income tax benefit (expense) - An income tax benefit of $2.9 million was recorded for the three months ended March 31, 2007, whereas in 2006 we recorded income tax expense of $3.7 million for the comparable period. The income tax benefit as of March 31, 2007 resulted primarily from the unrealized losses on derivatives, which created a net loss for the first quarter of 2007.  There has not been a substantial change to our effective income tax rate since the first quarter of 2006.

Preferred stock dividends - Our Board of Directors declared our first dividend on our 5.75% Series A cumulative convertible perpetual preferred stock in March 2007. They were paid April 15, 2007 to preferred stockholders of record at the close of business on April 1, 2007. The preferred stock was issued in connection with a public offering in January 2007, therefore no comparable dividends were paid in 2006.

Earnings per share - For the three months ended March 31, 2007, earnings per share decreased in comparison to the same period in 2006, mainly as a result of the net loss in the first quarter of 2007. Basic weighted average shares outstanding for the three months ended March 31, 2007 increased significantly as a result of the public offering of common stock that was completed in January 2007. We issued a total of 10.9 million shares of common stock. We also issued 2.9 million shares of 5.75% Series A cumulative perpetual preferred stock, which if converted at March 31, 2007, would have a dilutive effect of 8.7 million shares of common stock. Due to the fact that we are reporting a net loss for the quarter, the 9.0 million shares of if-converted common shares and exercisable stock options are excluded due to their anti-dilutive effect on earnings per share.

Liquidity and Capital Resources

Our primary ongoing source of capital is the cash flow generated from our operating activities supplemented by borrowings under our credit facility. Net cash generated from operating activities is a function of production volumes and commodity prices, both of which are inherently volatile and unpredictable, as well as operating efficiency and costs. Our business, as with other extractive businesses, is a depleting one in which each gas equivalent unit produced must be replaced or our asset base and capacity to generate revenues in the future will shrink. Our overall expected future production decline is estimated to be approximately 22% per year. Less predictable than production declines from our proved reserves is the impact of constantly changing oil and natural gas prices on cash flows.  We attempt to mitigate the price risk with our hedging program. Reserves and production volumes are influenced, in part, by the amount of future capital expenditures. In turn, capital expenditures are influenced by many factors including drilling results, oil and gas prices, industry conditions, prices, availability of goods and services and the extent to which oil and gas properties are acquired.

Our primary cash requirements are for exploration, development and acquisition of oil and gas properties, and the repayment of principal and interest on outstanding debt. We attempt to fund our exploration and development activities primarily through internally generated cash flows and budget capital expenditures based on projected cash flows. We routinely adjust capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, and cash flow. We have historically used our credit facility to supplement any deficiencies between operating cash flow and capital expenditures. We typically have funded acquisitions from borrowings under our credit facility, cash flow from operations and sales of stock.

We had $240.0 million of total borrowings outstanding under our Revolving Facility at March 31, 2007. Our Revolving Facility matures on January 31, 2011. We have received significant funds through equity transactions in the past, including through offerings of our common stock and preferred stock and the exercise of warrants and stock options. We typically do not, however, rely on proceeds from the exercise of warrants and stock options to sustain our business, as the timing of those proceeds is unpredictable.

Significant changes to working capital may affect our liquidity in the short term. Price increases since year-end and the acquisition of the Smith assets contributed to the large increase in Accounts Receivable, Trade. We also had a significant increase in outstanding debt which resulted in the increase in interest payable at March 31, 2007. The Smith Acquisition was the largest in our history and therefore has had and will continue to have a significant impact on our liquidity. The change in our derivative instruments from a net asset at December 31, 2006 to a net liability at March 31, 2007 is indicative of potential future cash payments on our outstanding derivative positions, which are scheduled to settle in future months. When our derivative financial instruments require us to pay a cash settlement, we are receiving higher cash inflows on the sale of unhedged production at higher prices, providing us with funds needed to cover settlements when they come due.

After considering the impact of these working capital changes and our forecasts of future results of operations, we believe that cash flows from operating activities, as supplemented by borrowings under our Revolving Facility, combined with our ability to control the timing of certain of our future exploration and development requirements, will provide us with the flexibility and liquidity to meet our planned capital requirements for 2007.   As of March 31, 2007, we have $80.0 million in unused borrowing capacity under our Revolving Facility.

We had cash and cash equivalents at March 31, 2007 of $4.0 million consisting primarily of short-term money market investments, as compared to $2.1 million at December 31, 2006.  Working capital was $17.2 million as of March 31, 2007, as compared to $10.2 million at December 31, 2006. Our sources and uses of cash were as follows:

	For the Three Months Ended March 31,
	2007	2006
	(in thousands)
Net Cash Provided By Operating Activities	$14,908	$25,066
Net Cash Used In Investing Activities	(396,970)	(39,025)
Net Cash Provided by Financing Activities	384,008	15,562

Net Cash Provided By Operating Activities - The decrease in cash flows provided by operating activities for the first quarter of 2007 as compared the same period in 2006 is primarily attributable to changes in our working capital. The most significant was the increase in trade accounts receivable due to the acquisition of the Smith assets. Cash flows provided by operating activities before changes in working capital were actually higher in 2007 than in 2006 as a result of higher cash revenues, partially offset by higher cash operating costs.

Net Cash Used In Investing Activities - We reinvest a substantial portion of our cash flows from operating activities in our drilling, acquisition, land and geophysical activities.  During the first quarter of 2007, our largest expenditure was the Smith Acquisition. We also spent $12.3 million on our drilling and operating program and $4.6 million on leasehold and geological and geophysical activities. The remaining capital expenditures were associated with computer hardware, office equipment and other miscellaneous capital charges. Proceeds from the sale of an interest in one of our Louisiana oil and gas properties totaled $1.1 million. During the first quarter of 2006, we spent $36.5 million on our drilling and operating program, which entailed more activity than the first quarter of 2007 since we were focused on the Smith Acquisition in the 2007 period. We also spent $3.6 million on leasehold acquisitions, including seismic data and other geological and geophysical expenditures, for the three months ended March 31, 2006. The remaining capital expenditures were associated with computer hardware and office equipment and other miscellaneous capital charges. Proceeds from the sale of oil and gas properties totaled $60,000 during the three months ended March 31, 2006, which represented a deposit for the divestiture of the Buckeye properties which closed later in 2006.

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

Net Cash Provided By Financing Activities - During the three months ended March 31, 2007, our net borrowings under our Revolving Facility (as defined below) were $111.0 million due to the closing of the Smith Acquisition. We also incurred deferred loan costs related to the Revolving Facility. We received $276.6 million in proceeds from the issuance of common stock and preferred stock in our public offerings completed to partially finance the Smith Acquisition.

We expect to utilize our Revolving Facility to supplement timing differences in our projected cash inflows and outflows and smaller acquisitions. We also have approximately $101.5 million available under our current shelf registration statement for larger acquisitions. We believe we will be able to generate capital resources and liquidity sufficient to meet our financial obligations as they come due.

Prior Credit Facility & Revolving Facility

On January 30, 2007, we terminated our Third Amended and Restated Credit Agreement (the “Prior Credit Facility”), which we had originally entered into in March 2004 (effective December 31, 2003). The Prior Credit Facility was scheduled to mature on March 31, 2008 and had a borrowing base of $140.0 million, of which $129.0 million was outstanding as of January 30, 2007.

On January 30, 2007, we also entered into a Fourth Amended and Restated Credit Agreement (the “Agreement”) for a new Revolving Credit Facility with Union Bank of California (“UBOC”), as administrative agent and issuing lender, and the other lenders party thereto. Pursuant  to the Agreement, UBOC will act as the administrative agent for a senior, first lien secured borrowing base revolving credit facility (the “Revolving Facility”) in favor of the Company and certain of its wholly-owned subsidiaries in an amount equal to $750 million, of which only $320 million was available under the borrowing base established at the closing. The Revolving Facility has a letter of credit sub-limit of $20 million. In connection with the Revolving Facility, we paid the lenders fees in an amount equal to 1.00% of the initial borrowing base established under the Revolving Facility, or $3.2 million, on January 31, 2007.  We also paid approximately $0.5 million for certain other administrative fees, legal fees, fronting fees and work fees in connection with the Revolving Facility. The aggregate fees of $3.7 million (of which $0.1 million was paid in December 2006) were recorded to deferred loan costs and are being amortized over the maturity of the Revolving Facility.

The Revolving Facility matures on January 31, 2011 and bears interest at LIBOR plus an applicable margin ranging from 1.25% to 2.5% or Prime plus a margin of up to 0.25%, with an unused commitment fee ranging from 0.50% to 0.25%. At March 31, 2007 the interest rates applied to our outstanding Prime and LIBOR borrowings were 8.25% and 7.10%, respectively. As of March 31, 2007, $240.0 million in total borrowings were outstanding under the Revolving Facility. Our available borrowing capacity under the Revolving Facility was $80.0 million at March 31, 2007 and $90.0 million at April 30, 2007.  The borrowing base is currently being redetermined by the lender and we expect to be notified of any changes during the second quarter of 2007.

The Revolving Facility is secured by substantially all of our assets. The Revolving Facility provides for certain restrictions, including, but not limited to, limitations on additional borrowings, sales of oil and natural gas properties or other collateral, and engaging in merger or consolidation transactions. The Revolving Facility restricts dividends and certain distributions of cash or properties and certain liens and also contains financial covenants including, without limitation, the following:

•                  An EBITDAX to interest expense ratio requires that as of the last day of each fiscal quarter the ratio of (a) Edge’s consolidated EBITDAX (defined as EBITDA plus similar non-cash items and exploration and abandonment expenses for such period) to (b) Edge’s consolidated interest expense, not be less than 2.5 to 1.0, calculated on a cumulative quarterly basis for the first 12 months after the closing of the Revolving Facility and then on a rolling four quarter basis.

•                  A current ratio requires that as of the last day of each fiscal quarter the ratio of Edge’s consolidated current assets to Edge’s consolidated current liabilities, as defined in the Revolving Facility, be at least 1.0 to 1.0.

•                  A maximum leverage ratio requires that as of the last day of each fiscal quarter the ratio of (a) Total Indebtedness (as defined in the Revolving Facility) to (b) an amount equal to consolidated EBITDAX be not greater than 3.0 to 1.0, calculated on a cumulative quarterly basis for the first 12 months after the closing of the Revolving Facility and then on a rolling four quarter basis.

Consolidated EBITDAX is a component of negotiated covenants with our lender and is discussed here as part of the Company’s disclosure of its covenant obligations. The Revolving Facility includes other covenants and events of default that are customary for similar facilities.

In December 2006, UBOC provided us a commitment letter for a $250 million senior, second lien secured bridge loan facility (the “Bridge Loan Facility”). The Bridge Loan Facility, along with the Revolving Facility, were intended to replace our Prior Credit Facility and to fund the closing of the Smith Acquisition (see Note 9) if we were unable to complete one or both of our intended public offerings. Due to the successful completion of the public offering of common stock and 5.75% Series A cumulative convertible perpetual preferred stock on January 30, 2007, we did not enter into the Bridge Loan Facility. We paid an amount equal to 0.50% of the commitment under the Bridge Loan Facility, or $1.3 million, on January 31, 2007, which is included in interest expense.

Shelf Registration Statement & Offerings

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

In January 2007, we completed an offering of 10.925 million shares of our common stock and 2.875 million shares of 5.75% Series A cumulative convertible perpetual preferred stock. The shares were offered to the public at a price of $13.25 per share of common stock and $50.00 per share of preferred stock. We received net proceeds of approximately $276.6 million from the offerings ($138.1 million from the common offering and $138.5 from the preferred offering), after deducting underwriting discounts and commissions and the expenses of the offerings. As a result of the offerings, we had approximately $101.5 million remaining available under our 2005 shelf registration statement as of March 31, 2007.

Convertible Preferred Stock

As noted above, we completed the public offering of 2,875,000 shares of our 5.75% Series A cumulative convertible perpetual preferred stock (“Convertible Preferred Stock”) in January 2007.  We used the $138.5 million in net proceeds from this offering, along with the proceeds from the concurrent common stock offering and along with borrowings under our Revolving Facility, to finance the Smith Acquisition and to refinance our Prior Credit Facility.

Dividends.  The Convertible Preferred Stock accumulates dividends at a rate of $2.875 for each share of Convertible Preferred Stock per year. Dividends are cumulative from the date of first issuance and, to the extent payment of dividends is not prohibited by our debt agreements, assets are legally available to pay dividends and our board of directors or an authorized committee of our board declares a dividend payable, we will pay dividends in cash, every quarter. The first payment was made on April 15, 2007.

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

Liquidation preference.  In the event of our voluntary or involuntary liquidation, winding-up or dissolution, each holder of Convertible Preferred Stock will be entitled to receive and to be paid out of our assets available for distribution to our stockholders, before any payment or distribution is made to holders of junior stock (including common stock), but after any distribution on any of our indebtedness or senior stock, a liquidation preference in the amount of $50.00 per share of the Convertible Preferred Stock, plus accumulated and unpaid dividends on the shares to the date fixed for liquidation, winding-up or dissolution.

Ranking.  Our Convertible Preferred Stock ranks:

•                  senior to all of the shares of our common stock and to all of our other capital stock issued in the future unless the terms of such capital stock expressly provide that it ranks senior to, or on a parity with, shares of our Convertible Preferred Stock;

•                  on a parity with all of our other capital stock issued in the future the terms of which expressly provide that it will rank on a parity with the shares of our Convertible Preferred Stock; and

•                  junior to all of our existing and future debt obligations and to all shares of our capital stock issued in the future, the terms of which expressly provide that such shares will rank senior to the shares of our Convertible Preferred Stock.

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

Optional redemption. If fewer than 15% of the shares of Convertible Preferred Stock issued in the Convertible Preferred Stock offering (including any additional shares issued pursuant to the underwriters’ over-allotment option) are outstanding, we may, at any time on or after January 20, 2010, at our option, redeem for cash all such Convertible Preferred Stock at a redemption price equal to the liquidation preference of $50.00 plus any accrued and unpaid dividends, if any, on a share of Convertible Preferred Stock to, but excluding, the redemption date, for each share of Convertible Preferred Stock.

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

Upon any conversion, the holder will not receive any cash payment representing accumulated and unpaid dividends on the Convertible Preferred Stock, whether or not in arrears, except in limited circumstances. The conversion rate is equal to $50.00 divided by the conversion price at the time. The conversion price is subject to adjustment upon the occurrence of certain events. The conversion price on the conversion date and the number of shares of our common stock, as applicable, to be delivered upon conversion may be adjusted if certain events occur.

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

A “fundamental change” will be deemed to have occurred upon the occurrence of any of the following:

1. a “person” or “group” subject to specified exceptions, disclosing that the person or group has become the direct or indirect ultimate “beneficial owner” of our common equity representing more than 50% of the voting power of our common equity other than a filing with a disclosure relating to a transaction which complies with the provision in subsection 2 below;

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

However, a fundamental change will not be deemed to have occurred in the case of a share exchange, merger or consolidation, or in an exchange offer having the result described in subsection 1 above, if 90% or more of the consideration in the aggregate paid for common stock (and excluding cash payments for fractional shares and cash payments pursuant to dissenters’ appraisal rights) in the share exchange, merger or consolidation or exchange offer consists of common stock of a United States company traded on a national securities exchange (or which will be so traded or quoted when issued or exchanged in connection with such transaction).

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

Risk Management Activities — Derivatives & Hedging

Due to the volatility of oil and natural gas prices, we periodically enter into price-risk management transactions (e.g., swaps, collars and floors) for a portion of our oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from commodity price fluctuations.  While the use of these arrangements limits our ability to benefit from increases in the price of oil and natural gas, it also reduces our potential exposure to adverse price movements. Our arrangements, to the extent we enter into any, apply to only a portion of our production, provide only partial price protection against declines in oil and natural gas prices and limit our potential gains from future increases in prices. None of these instruments are used for trading purposes. The use of derivative instruments involves the risk that the counterparties to such instruments will be unable to meet the financial obligations of such contracts. On a quarterly basis, our management reviews all of our price-risk management policies, including volumes, types of instruments and counterparties. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation and concurrence by the President and Chairman of the Board.  Our Board of Directors monitors our price-risk management policies and trades on a monthly basis.

All of these price-risk management transactions are considered derivative instruments and accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). These derivative instruments are intended to hedge our price risk and may be considered hedges for economic purposes. There are two types of accounting treatments for derivatives, (i) mark-to-market accounting and (ii) cash flow hedge accounting. For discussion of these accounting treatments, see Note 8 to our consolidated financial statements.  We currently apply mark-to-market accounting treatment to all of our derivative contracts. The following table provides additional information regarding our various derivative transactions that were recorded at fair value on the balance sheet as of March 31, 2007.

(in thousands)
Fair value of contracts outstanding at December 31, 2006	$5,187
Contracts realized or otherwise settled during the period	1,412
Fair value of new contracts when entered into during 2007:
Asset	—
Liability	(15,472)
Changes in fair values attributable to changes in valuation techniques and assumptions	—
Other changes in fair values	(3,683)
Fair values of contracts outstanding at March 31, 2007	$(12,556)

The following table details the fair value of our commodity-based derivative contracts by year of maturity and valuation methodology as of March 31, 2007.

	Fair Value of Contracts at March 31, 2007
Source of Fair Value	Maturity less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total fair value
	(in thousands)
Prices actively quoted:	—	—	—	—	—
Prices provided by other external sources:
Asset	—	—	—	—	—
Liability	(8,872)	(3,684)	—	—	(12,556)
Prices based on models and other valuation methods:	—	—	—	—	—
Total	$(8,872)	$(3,684)	$—	$—	$(12,556)

Tax Matters

At March 31, 2007, we had cumulative net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $62.3 million. The estimated NOLs presented herein assume that certain items, primarily intangible drilling costs, have been written off for tax purposes in the current year. However, we have not made a final determination if an election will be made to capitalize all or part of these items for tax purposes in the future.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. FIN 48 also requires that the amount of interest expense to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return. We also adopted FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”) as of January 1, 2007, which provides that a company’s tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future.  At January 1, 2007 we recorded the cumulative effect of the change in accounting principle as a $534,035 decrease in the opening balance of retained earnings. We had no reserves prior to adoption at January 1, 2007.  We recognize interest and penalties related to unrecognized tax benefits in tax expense. However, we had not accrued interest or penalties at March 31, 2007.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FAS Statement No. 115. SFAS No. 159 gives companies the option of applying at specified election dates fair value accounting to certain financial instruments and other items that are not currently required to be measured at fair value. If a company chooses to record eligible items at fair value, the company must report unrealized gains and losses on those items in earnings at each subsequent reporting date. SFAS No. 159 also prescribes presentation and disclosure requirements for assets and liabilities that are measured at fair value pursuant to this standard and pursuant to the guidance in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). SFAS No. 159 will be effective for fiscal year 2008. As the provisions of SFAS No. 159 are applied prospectively, the impact to the Registrants will depend on the instruments selected for fair value measurement at the time of implementation.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and commodity prices.  We use a Revolving Facility with a floating interest rate. We are not subject to fair value risk resulting from changes in our floating interest rates.  The use of floating rate debt instruments provides a benefit due to downward interest rate movements but does not limit us to exposure from future increases in interest rates.  Based on the March 31, 2007 outstanding borrowings and interest rates of 8.25% and 7.10% applied to various borrowings, a 10% change in interest rates would result in an increase or decrease of interest expense of approximately $1.6 million on an annual basis.

In the normal course of business, we enter into hedging transactions, including commodity price collars, swaps and floors, to mitigate our exposure to commodity price movements, but not for trading or speculative purposes.  Please refer to Note 7 to our consolidated financial statements. While the use of these arrangements may limit the benefit to us of increases in the price of oil and natural gas, it also limits the downside risk of adverse price movements.  The use of derivative instruments also involves the risk that the counterparties to such instruments will be unable to meet the financial obligations of such contracts.  The following is a list of contracts outstanding as of March 31, 2007:

Transaction Date	Transaction Type	Beginning	Ending	Price Per Unit	Volumes Per Day	Fair Value Outstanding as of March 31, 2007
						(in thousands)
Natural Gas(1):
01/07	Collar	02/01/07	12/31/07	$7.02-$9.00	15,000 MMbtu	$(1,342)
01/07	Collar	02/01/07	12/31/07	$7.00-$9.00	15,000 MMbtu	(1,335)
01/07	Collar	02/01/07	12/31/07	$7.00-$9.00	10,000 MMbtu	(910)
01/07	Collar	01/01/08	12/31/08	$7.50-$9.00	20,000 MMbtu	(3,642)
01/07	Collar	01/01/08	12/31/08	$7.50-$9.00	10,000 MMbtu	(1,761)
01/07	Collar	01/01/08	12/31/08	$7.50-$9.02	10,000 MMbtu	(1,796)
Crude Oil(2):
08/06	Collar	01/01/07	12/31/07	$70.00-$87.50	400 Bbl	612
12/06	Swap	01/01/07	12/31/07	$66.00	600 Bbl	(350)
12/06	Swap	01/01/08	12/31/08	$66.00	1,500 Bbl	(2,032)
						$(12,556)

(1)          The Company’s natural gas collars were entered into on a per MMbtu delivered price basis, using the NYMEX Natural Gas Index. Mark-to-market accounting treatment is applied to these contracts and the change in fair value is reflected in total revenue.

(2)          The Company’s crude oil contracts were entered into on a per barrel delivered price basis, using the West Texas Intermediate Light Sweet Crude Oil Index. Mark-to-market accounting treatment is applied to these contracts and the change in fair value is reflected in total revenue.

At March 31, 2007, the fair value of the outstanding derivatives was a net liability of approximately $12.6 million. A 10% change in the commodity price per unit, as long as the price is either above the ceiling or below the floor price, would cause the fair value total of the derivative instruments to increase or decrease by approximately $1.3 million.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Wade and Joyce Montet, et al., v. Edge Petroleum Corp of Texas, et al., consolidated with Rolland L. Broussard, et al., v. Edge Petroleum Corp of Texas, et al. - This is a consolidated suit, filed in state court in Vermilion Parish, Louisiana in September 2003. Plaintiffs are mineral/royalty owners under the Norcen-Broussard No. 1 and 2 wells, Marg Tex Reservoir C, Sand Unit A (Edge’s old Bayou Vermilion Prospect).  They claim the operator at the time, Norcen Explorer, now Anadarko E&P Company (“Anadarko”), failed to “block squeeze” the sections of the No. 2 well, as a prudent operator, according to their allegations, would have done, to protect the gas reservoir from being flooded with water from adjacent underground formations. Plaintiffs further allege Norcen was negligent in not creating a field-wide unit to protect their interests.  The allegations relate to actions taken beginning in the early 1990’s. Plaintiffs have named us and other working interest owners in the leases as defendants, including Norcen Explorer’s successors in interest, Anadarko. Plaintiffs originally sought unspecified damages for lost royalties and damages due to alleged devaluation of their mineral and property interests, plus interest and attorneys’ fees. In early 2005, we filed a motion for summary judgment in the case asserting, among other defenses, that:  (i) there has been no breach of contract, (ii) there is no express or implied duty imposed on us to block squeeze the well or form a field-wide unit, (iii) the units were properly formed by the Conservation Commissioner in accordance with the statutory scheme in Louisiana, (iv) plaintiffs’ claims are barred by limitations, and (v) other defenses. Along with the other defendants, we also filed a special peremptory challenge of no cause of action under the leases and the Louisiana Mineral Code for failure to exhaust administrative remedies and due to lack of a demand. In May and June 2005, the court ruled against us on the motion for summary judgment and the peremptory challenges. Of the 18.75% after-payout working interest that was originally reserved in the leases, we owned a 2.8% working interest at the time of the alleged acts or omissions. On September 6, 2005, we filed a third-party demand to join the other working interest owners who hold the remainder of the 18.75% working interest as third-party defendants in this case. These third-parties consist, for the most part, of partnerships that are directly or indirectly controlled by John Sfondrini, a director of Edge, and hold an aggregate 14.7% working interest (the “Sfondrini Partnerships”). Vincent Andrews, also a director of Edge, owns a minority interest in the corporate general partner of one of the partnerships.  The Sfondrini Partnerships consist of (1) Edge Group Partnership, a general partnership composed of limited partnerships of which Mr. Sfondrini and a company controlled by Mr. Sfondrini are general partners; (2) (A) Edge Option I Limited Partnership, (B) Edge Option II Limited Partnership and (C) Edge Option III Limited Partnership, limited partnerships of which Mr. Sfondrini and a company controlled by Mr. Sfondrini are general partners; and (3) BV Partners Limited Partnership, a limited partnership of which a company controlled by Messrs. Sfondrini and Andrews is general partner and of which Mr. Sfondrini is manager (and of which company Mr. Andrews is an officer).  These partnerships were among the third party defendants that we have sought to join in the case, and these partnerships have for the most part filed answers denying any liability to the Company. We participated for our 2.8% share of the well costs and revenues for the Broussard No. 2 well, as did the other defendants for their share, including the third-party defendant partnerships who participated for 14.7%. We strongly believe the parties should only be liable for their proportionate share of any damages awarded, should a finding of liability occur in the case. We intend to vigorously contest the plaintiffs’ claims.

As of the date of this report, it is not possible to determine what, if any, our ultimate exposure might be in this matter. Prior to the settlement described below, plaintiffs had asserted damages, including interest, to be as high as $63 million.  The plaintiffs’ expert witness, in his December 2005 deposition, offered his theory that plaintiffs’ gross damages are in the range of $19 to $22 million. That number is based on his theory that the alleged failure to block squeeze the well resulted in the under-production of gas worth $300 million. Plaintiffs’ royalty share of that figure yields the $19 to $22 million range of alleged damages. Based on the expert’s testimony, damages attributable to the full 18.75% interest would be in the range of $3.75 million gross or net to our 2.8% share would be in the range of $560,000 (excluding interest and attorneys’ fees). Along with the other defendants, we hired its own expert witnesses who have refuted these claims, particularly the expert’s assertions that failure to block squeeze the well caused any damages to the reservoir. The deposition of a Norcen engineer who prepared the completion plan for the Broussard No. 2 well and supervised the completion operations, taken in April 2006, confirms the testimony of the defense experts as to why the well was not block squeezed.  The plaintiffs have also retained a damages expert who has given a report that the damages in this case are in the range of $30 million, excluding interest and attorneys’ fees.  Our share of that amount based on the full 18.75% would be approximately $5.6 million and net to our 2.8% share would be approximately $840,000. We participated in mediation of this lawsuit on July 18, 2006 but the parties failed to reach an agreement.  In July 2006, the plaintiffs’ attorney sent a demand to the defendants for total damages claimed by plaintiffs, with legal interest, totaling $63 million. Our share of that amount based on the full 18.75% interest would be approximately $12.2 million and net to our 2.8% interest would be approximately $1.8 million. On July 31, 2006, the Judge granted the defendant groups’ motion for partial summary judgment dismissing plaintiffs’ tort-based claims. Also on the same date, the Judge granted the defendant groups’ motion for partial summary judgment seeking to deny the plaintiffs an award of attorneys’ fees and also to dismiss any claim of plaintiffs that defendants had an obligation to form a field-wide unit.

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

We will participate in a mediation regarding the remaining claims in this lawsuit with the Montet plaintiffs on May 10, 2007.  If this matter is not resolved at mediation, the trial on the remaining claims of the Montet plaintiffs (approximately 28% of the original aggregate claims in the case) will begin on August 27, 2007.  The Montet plaintiffs’ calculation of their alleged damages has not changed.  If the jury were to adopt the plaintiffs’ damage figures, the total damages attributable to the Montet plaintiffs could be approximately $17.6 million. The defendants’ exposure for an 18.75% share of that number would be approximately $3.31 million.  The exposure for our 2.8% share would be approximately $493,000.  If there were a damage award against the defendants, we believe that ultimately it should only be liable for its 2.8% share of any such award unless a co-party defendant, including any of the third-party defendants, cannot satisfy their share of any final judgment or settlement amount or are found not to be liable to us on its third-party demand.  In that event, we could be held responsible for more than our 2.8% share.  We believe we have meritorious defenses and intend to continue to vigorously contest this suit and our third-party demands against the partnerships.  We have not established a reserve with respect to these claims.

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

David Blake, et al. v. Edge Petroleum Corporation — On September 19, 2005, David Blake and David Blake, Trustee of the David and Nita Blake 1992 Children’s Trust filed suit against Edge in state district court in Goliad County, Texas alleging breach of contract for failure and refusal to transfer overriding royalty interests to plaintiffs in at least five leases in Goliad County, Texas and failure and refusal to pay monies to Blake pursuant to such overriding royalty interests for wells completed on the leases. The plaintiffs seek relief of (1) specific performance of the alleged agreement, including granting of overriding royalty interests by the Company to Blake; (2) monetary damages for failure to grant the overriding royalty interests; (3) exemplary damages for his claims of business disparagement and slander; (4) monetary damages for tortuous interference; and (5) attorneys’ fees and court costs. Venue of the case was transferred to Harris County, Texas by agreement of the litigants.  We have served plaintiffs with discovery and have filed a counterclaim and an amended counterclaim joining various related entities that are controlled by plaintiffs.  In addition, plaintiffs have filed an amended complaint alleging claims of slander of title and tortuous interference related to its alleged right to receive an overriding royalty interest from a third party.  Plaintiffs currently have on file an amended motion for summary judgment, to which we have filed a response.  In addition, we have filed a motion for summary judgment on the plaintiffs’ case.  In December 2006, the court denied our motion for summary judgment.  The court has not ruled on Blake’s motion.  The trial is scheduled to begin September 15, 2007.    Discovery in the case has commenced and is continuing. We have responded aggressively to this lawsuit, and believe we have meritorious defenses and counterclaims.

Item 1A — Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2006 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.  The risks described in our 2006 Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

†10.12 —	Summary of Compensation of Non-Employee Directors (Incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
†10.13 —	Salaries and Certain Other Compensation of Executive Officers (Incorporated by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)
†10.14 —	Description of Annual Cash Bonus Program for Executive Officers (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 12, 2007).
†10.15 —	New Base Salaries and Long-Term Incentive Awards for Certain Executive Officers (Incorporated by reference from exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 29, 2006).
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

10.18 —

First Amendment of Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated December 16, 2006 (Incorporated by reference to exhibit 10.3 to Edge’s Current Report on Form 8-K filed January 16, 2007).

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

10.21 —

Third Amendment of Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated January 31, 2007 (Incorporated by reference to exhibit 10.6 to Edge’s Current Report on Form 8-K filed February 5, 2007).

10.22 —

Certificate of Designations establishing the 5.75% Series A cumulative convertible perpetual preferred stock, dated January 25, 2007 (Incorporated by reference to exhibit 3.1 to Edge’s Current Report on Form 8-K filed January 30, 2007).

10.23 —

Purchase and Sale Agreement between Kerr-McGee Oil & Gas Onshore, L.P., as Seller, and Edge Petroleum Production Company, as Purchaser, and Edge Petroleum Corporation, as Additional Purchaser dated December 12, 2006 (Incorporated by reference from exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 18, 2006).

10.24 —	New Base Salaries of Executive Officers (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2007).
*31.1 —	Certification by John W. Elias, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
*31.2 —	Certification by Michael G. Long, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
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

EDGE PETROLEUM CORPORATION,
A DELAWARE CORPORATION
(REGISTRANT)

Date May 9, 2007	/s/ John W. Elias
John W. Elias
President, Chief Executive Officer and
Chairman of the Board

Date May 9, 2007	/s/ Michael G. Long
Michael G. Long
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No
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

†10.12 —	Summary of Compensation of Non-Employee Directors (Incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
†10.13 —	Salaries and Certain Other Compensation of Executive Officers (Incorporated by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
†10.14 —	Description of Annual Cash Bonus Program for Executive Officers (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 12, 2007).
†10.15 —	New Base Salaries and Long-Term Incentive Awards for Certain Executive Officers (Incorporated by reference from exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 29, 2006).
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

10.18 —

First Amendment of Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated December 16, 2006 (Incorporated by reference to exhibit 10.3 to Edge’s Current Report on Form 8-K filed January 16, 2007).

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

10.21 —

Third Amendment of Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated January 31, 2007 (Incorporated by reference to exhibit 10.6 to Edge’s Current Report on Form 8-K filed February 5, 2007).

10.22 —

Certificate of Designations establishing the 5.75% Series A cumulative convertible perpetual preferred stock, dated January 25, 2007 (Incorporated by reference to exhibit 3.1 to Edge’s Current Report on Form 8-K filed January 30, 2007).

10.23 —

Purchase and Sale Agreement between Kerr-McGee Oil & Gas Onshore, L.P., as Seller, and Edge Petroleum Production Company, as Purchaser, and Edge Petroleum Corporation, as Additional Purchaser dated December 12, 2006 (Incorporated by reference from exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 18, 2006).

10.24 —	New Base Salaries of Executive Officers (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2007).
*31.1 —	Certification by John W. Elias, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
*31.2 —	Certification by Michael G. Long, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
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