Form 10-Q
period 2007-06-30
EDGE PETROLEUM CORP
filed 2007-08-09
CIK 1021010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

☐ Large accelerated filer                                               ☒Accelerated filer                                            ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2007
Common Stock	28,521,805

EDGE PETROLEUM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 EDGE PETROLEUM CORPORATION

 CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
	(in thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,674	$2,081
Accounts receivable, trade, net of allowance	24,124	17,738
Accounts receivable, joint interest owners, net of allowance	6,447	2,217
Deferred tax asset	7,735	—
Derivative financial instruments	262	5,945
Other current assets	4,687	3,959

Total current assets	51,929	31,940

PROPERTY AND EQUIPMENT, net – full cost method of accounting for oil and natural gas properties (including unproved costs of $95.0 million and $57.6 million at June 30, 2007 and December 31, 2006, respectively)	682,126	289,457
OTHER ASSETS	3,687	260

TOTAL ASSETS	$737,742	$321,657

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable, trade	$2,066	$3,953
Accrued liabilities	34,224	16,638
Accrued interest payable	2,610	541
Deferred tax liability	—	433
Asset retirement obligation – current	328	213
Derivative financial instruments	2,788	—
Total current liabilities	42,016	21,778

ASSET RETIREMENT OBLIGATION – long-term	4,067	3,158

DERIVATIVE FINANCIAL INSTRUMENTS	3,749	758

DEFERRED TAX LIABILITY	21,963	10,911

OTHER NON-CURRENT LIABILITIES	534	—

LONG-TERM DEBT	230,000	129,000

Total liabilities	302,329	165,605

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 2,875,000 issued and outstanding at June 30, 2007 and none at December 31, 2006	29	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 28,497,926 and 17,442,229 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	285	174
Additional paid-in capital	420,035	141,685
Retained earnings	15,064	14,193

Total stockholders’ equity	435,413	156,052

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$737,742	$321,657

See accompanying notes to consolidated financial statements.

 EDGE PETROLEUM CORPORATION

 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
OIL AND NATURAL GAS REVENUE
Oil and natural gas sales	$47,386	$31,199	$86,600	$64,094
Gain (loss) on derivatives	6,516	2,679	(9,815)	4,778
Total revenue	53,902	33,878	76,785	68,872

OPERATING EXPENSES:
Oil and natural gas operating expenses	4,048	2,260	7,428	4,449
Severance and ad valorem taxes	3,885	2,236	6,196	4,825
Depletion, depreciation, amortization and accretion	21,064	16,545	39,606	32,338
General and administrative expenses	5,053	3,348	9,448	6,472
Bad debt expense	482	—	482	—
Total operating expenses	34,532	24,389	63,160	48,084
OPERATING INCOME	19,370	9,489	13,625	20,788

OTHER INCOME AND EXPENSE:
Interest income	122	32	179	70
Interest expense, net of amounts capitalized	(2,928)	(545)	(5,690)	(1,213)
Amortization of deferred loan costs	(243)	(41)	(496)	(83)

INCOME BEFORE INCOME TAXES	16,321	8,935	7,618	19,562

INCOME TAX EXPENSE	(5,704)	(3,140)	(2,769)	(6,875)

NET INCOME	10,617	5,795	4,849	12,687
Preferred Stock Dividends	(2,063)	—	(3,444)	—

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$8,554	$5,795	$1,405	$12,687

BASIC EARNINGS PER SHARE	$0.30	$0.33	$0.05	$0.73
DILUTED EARNINGS PER SHARE	$0.28	$0.32	$0.05	$0.70
PREFERRED STOCK DIVIDENDS PER BASIC SHARE	$0.07	$—	$0.13	$—

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	28,470	17,372	26,679	17,306

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	37,509	18,105	27,015	18,043

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
NET INCOME	$10,617	$5,795	$4,849	$12,687
Preferred Stock Dividends	(2,063)	—	(3,444)	—
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	8,554	5,795	1,405	12,687

OTHER COMPREHENSIVE INCOME, net of tax:
Reclassification of derivative losses (1)	—	—	—-	1,713
Other comprehensive income	—	—	—-	1,713
COMPREHENSIVE INCOME	$8,554	$5,795	$1,405	$14,400

(1) net of income taxes of	$—	$—	$—	$922

See accompanying notes to the consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,849	$12,687
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized (gain) loss on the fair value of derivatives	11,462	(2,817)
Deferred income taxes	2,715	6,824
Depletion, depreciation, amortization and accretion	39,606	32,338
Amortization of deferred loan costs	496	83
Bad debt expense	482	—
Stock based compensation costs	2,105	633
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, trade	(6,868)	8,675
Increase in accounts receivable, joint interest owners	(4,230)	(2,258)
Increase in other assets	(1,223)	(533)
Decrease in accounts payable, trade	(1,887)	(3,058)
(Decrease) increase in accrued liabilities	15,864	(6,809)
Increase in accrued interest payable	2,069	605

Net cash provided by operating activities	65,440	46,370

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas property and equipment additions	(53,046)	(67,897)
Acquisition of Smith assets	(379,508)	—
Decrease in drilling advances	220	2,071
Proceeds from the sale of oil and natural gas properties	1,302	600

Net cash used in investing activities	(431,032)	(65,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	245,000	28,000
Repayments of long-term debt	(144,000)	(8,000)
Preferred dividends paid	(1,722)	—
Proceeds of preferred stock offering	143,750	—
Costs of preferred stock offering	(5,308)	—
Proceeds of common stock offering	144,756	—
Costs of common stock offering	(6,658)	—
Net proceeds from issuance of common stock	15	576
Deferred loan costs	(3,648)	(6)

Net cash provided by financing activities	372,185	20,570

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,593	1,714

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,081	666

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,674	$2,380

See accompanying notes to consolidated financial statements

EDGE PETROLEUM CORPORATION

CONSOLIDATED                STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(in thousands)
BALANCE, DECEMBER 31, 2006	—	$—	17,442	$174	$141,685	$14,193	$156,052

Issuance of preferred stock	2,875	29	—	—	143,721	—	143,750

Costs of preferred stock offering	—	—	—	—	(5,308)	—	(5,308)

Issuance of common stock	—	—	10,925	109	144,647	—	144,756

Costs of common stock offering	—	—	—	—	(6,658)	—	(6,658)

Issuance of common stock	—	—	131	2	615	—	617

Stock based compensation costs	—	—	—	—	1,503	—	1,503

Tax benefit associated with exercise of non-qualified stock options	—	—	—	—	(170)	—	(170)

Adoption of FIN 48	—	—	—	—	—	(534)	(534)

Preferred stock dividends	—	—	—	—	—	(3,444)	(3,444)

Net income	—	—	—	—	—	4,849	4,849

BALANCE,JUNE 30, 2007	2,875	$29	28,498	$285	$420,035	$15,064	$435,413

See accompanying notes to consolidated financial statements

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

In the measurement of impairment of oil and gas properties, the successful-efforts method follows the guidance provided in Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, where the first measurement for impairment is to compare the net book value of the related asset to its undiscounted future cash flows using commodity prices consistent with management expectations. The full-cost method follows guidance provided in SEC Regulation S-X Rule 4-10, where impairment is determined by the “ceiling test,” whereby to the extent that such capitalized costs subject to amortization in the full-cost pool (net of accumulated depletion, depreciation and amortization, and related tax effects) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to expense.  Once incurred, an impairment of oil and natural gas properties is not reversible at a later date.  A ceiling test impairment could result in a significant loss for a reporting period; however, future depletion expense would be correspondingly reduced. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with the Company’s quarterly and annual SEC filings.  No ceiling test impairment was required during the quarters ended June 30, 2007 or 2006.

In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 103, Update of Codification of Staff Accounting Bulletins, derivative instruments qualifying as cash flow hedges are to be included in the computation of limitation on capitalized costs.  Since January 1, 2006, the Company has not applied cash flow hedge accounting to any derivative contracts (see Note 9), therefore the ceiling test at June 30, 2007 and 2006 was not impacted by the value of our derivatives.

Oil and natural gas properties are amortized based on a unit-of-production method using estimates of proved reserve quantities. Oil and natural gas liquids (“NGL”s) are converted to a gas equivalent basis (“Mcfe”) at the rate of one barrel equals six Mcf. In accordance with SAB No. 106, Interaction of Statement 143 and the Full Cost Rules, the amortizable base includes estimated future development and dismantlement costs, and restoration and abandonment costs, net of estimated salvage values. Investments in unproved properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs. Unproved properties are evaluated quarterly, and as needed, for impairment on a property-by-property basis. If the results of an assessment indicate that an unproved property is impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. Oil and natural gas properties included costs of $95.0 million and $57.6 million at June 30, 2007 and December 31, 2006, respectively, related to unproved property, which were excluded from capitalized costs being amortized.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

Accounts Receivable and Allowance for Doubtful Accounts - The Company routinely assesses the recoverability of all material trade and other receivables to determine its ability to collect the receivables in full. Accounts Receivable, Trade includes an “allowance” for doubtful accounts of $0.2 million and $0.5 million at June 30, 2007 and December 31, 2006, respectively.  Accounts Receivable, Joint Interest Owners includes an “allowance” for doubtful accounts of $3,200 at both June 30, 2007 and December 31, 2006.

Inventories – Inventories consist principally of tubular goods and production equipment for wells and facilities. They are stated at the lower of weighted-average cost or market and are included in Other Current Assets on the consolidated balance sheet.

Asset Retirement Obligations – The Company records a liability for legal obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and gas properties is increased. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset. The changes to the Asset Retirement Obligations (“ARO”) for oil and natural gas properties and related equipment during the six months ended June 30, 2007 and 2006 are as follows:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
ARO, Beginning of Period	$3,371	$2,767
Liabilities incurred in the current period	916	287
Liabilities settled in the current period	(26)	(129)
Accretion expense	134	89
Revisions	—	—
ARO, End of Period	$4,395	$3,014

Current Portion	$328	$166
Long-Term Portion	$4,067	$2,848

During the six months ended June 30, 2007, ARO liabilities incurred include 178 new well obligations, including the newly acquired properties from Smith Production Inc. (see Note 10) and liabilities settled include four wells that were plugged.

Share-Based Compensation –The Company accounts for share-based compensation in accordance with the provisions of SFAS No. 123R, Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. Share-based compensation for the six months ended June 30, 2007 was approximately $1.5 million, of which $1.2 million is included in general and administrative expenses (“G&A”) and $295,300 is capitalized to oil and natural gas properties.  Share-based compensation for the six months ended June 30, 2006 was approximately $633,300, of which $463,400 was included in G&A and $169,900 was capitalized to oil and natural gas properties.

During the six months ended June 30, 2007, 259,400 restricted stock units (“RSUs”) were granted. At June 30, 2007, 586,500 RSUs were outstanding, all of which are classified as equity instruments.  No options were granted during the six months ended June 30, 2007.  During the first half of 2007, 2,000 options were exercised, resulting in 648,700 options outstanding at period end.

Income Taxes - Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN 48”).  This interpretation clarified the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be take in a tax return.  FIN 48 also provides guidance on de-recognitions, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company also adopted FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”) as of January 1, 2007.  FSP FIN 48-1 provides that a company’s tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future (see Note 7).

Accounting Pronouncements – In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FAS Statement No. 115. SFAS No. 159 gives companies the option of applying at specified election dates fair value accounting to certain financial instruments and other items that are not currently required to be measured at fair value. If a company chooses to record eligible items at fair value, the company must report unrealized gains and losses on those items in earnings at each subsequent reporting date. SFAS No. 159 also prescribes presentation and disclosure requirements for assets and liabilities that are measured at fair value pursuant to this standard and pursuant to the guidance in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). SFAS No. 159 will be effective for fiscal year 2008. As the provisions of SFAS No. 159 are applied prospectively, the impact on the Company will depend on the instruments selected for fair value measurement at the time of implementation.

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

2.     LONG-TERM DEBT

On January 30, 2007, the Company terminated its Third Amended and Restated Credit Agreement (the “Prior Credit Facility”), which it had originally entered into in March 2004 (effective December 31, 2003). The Prior Credit Facility was scheduled to mature on March 31, 2008 and had a borrowing base of $140.0 million, of which $129.0 million was outstanding as of January 30, 2007.

On January 30, 2007, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Agreement”) for a new Revolving Credit Facility with Union Bank of California (“UBOC”), as administrative agent and issuing lender, and the other lenders party thereto. Pursuant  to the Agreement, UBOC acts as the administrative agent for a senior, first lien secured borrowing base revolving credit facility (the “Revolving Facility”) in favor of the Company and certain of its wholly-owned subsidiaries in an amount equal to $750 million, of which only $320 million is available under the borrowing base established at the closing. The Revolving Facility has a letter of credit sub-limit of $20 million. In connection with the Revolving Facility, the Company paid the lenders fees in an amount equal to 1.00% of the initial borrowing base established under the Revolving Facility, or $3.2 million, on January 31, 2007.  The Company also paid approximately $0.6 million for certain other administrative fees, legal fees, fronting fees and work fees in connection with the Revolving Facility. The aggregate fees of $3.8 million (of which $0.1 million was paid in December 2006) were recorded to deferred loan costs and are being amortized over the maturity of the Revolving Facility.

The Revolving Facility matures on January 31, 2011 and bears interest at LIBOR plus an applicable margin ranging from 1.25% to 2.5% or Prime plus a margin of up to 0.25%, with an unused commitment fee ranging from 0.50% to 0.25%. At June 30, 2007, all of the Company’s outstanding borrowings were LIBOR based, consisting of two tranches of borrowings at interest rates of 7.10% and 7.09%. As of June 30, 2007, $230 million in total borrowings were outstanding under the Revolving Facility. The Company’s available borrowing capacity under the Revolving Facility was $90 million at June 30, 2007.  The borrowing base of $320 million was reconfirmed by the lenders during the second quarter of 2007.

The Revolving Facility is secured by substantially all of the Company’s assets. The Revolving Facility provides for certain restrictions, including, but not limited to, limitations on additional borrowings, sales of oil and natural gas properties or other collateral, and engaging in merger or consolidation transactions. The Revolving Facility restricts dividends and certain distributions of cash or properties and certain liens and also contains financial covenants including, without limitation, the following:

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

•                  A maximum leverage ratio requires that as of the last day of each fiscal quarter the ratio of (a) Total Indebtedness (as defined in the Agreement) to (b) an amount equal to consolidated EBITDAX be not greater than 3.0 to 1.0, calculated on a cumulative quarterly basis for the first 12 months after the closing of the Revolving Facility and then on a rolling four quarter basis.

Consolidated EBITDAX is a component of negotiated covenants with our lender and is discussed here as part of the Company’s disclosure of its covenant obligations. The Revolving Facility includes other covenants and events of default that are customary for similar facilities.

In December 2006, UBOC provided the Company a commitment letter for a $250 million senior, second lien secured bridge loan facility (the “Bridge Loan Facility”). The Bridge Loan Facility, along with the Revolving Facility, were intended to replace the Company’s Prior Credit Facility and to fund the closing of the Smith Acquisition (see Note 10) if the Company was unable to complete one or both of its intended public offerings. Due to the successful completion of the public offering of common stock and 5.75% Series A cumulative convertible perpetual preferred stock on January 30, 2007, the Company did not enter into the Bridge Loan Facility. The Company paid an amount equal to 0.50% of the commitment under the Bridge Loan Facility, or $1.3 million, on January 31, 2007, which is included in interest expense.

3.     SHELF REGISTRATION STATEMENT

During the second quarter 2005, the Company filed a registration statement with the SEC which registered securities of up to $390 million of any combination of debt securities, preferred stock, common stock or warrants for debt securities or equity securities of the Company. Net proceeds, terms and pricing of the offering of securities issued under the shelf registration statement will be determined at the time of the offerings. The shelf registration statement does not provide assurance that the Company will or could sell any such securities. The Company’s ability to utilize the shelf registration statement for the purpose of issuing, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or equity securities will depend upon, among other things, market conditions and the existence of investors who wish to purchase the Company’s securities at prices acceptable to the Company.  In July 2007, the Company replaced this shelf registration statement with a new shelf registration statement, which registered offerings of up to $500 million of securities (see Note 4).

In January 2007, the Company completed an offering of 10.925 million shares of its common stock and 2.875 million shares of 5.75% Series A cumulative convertible perpetual preferred stock. The shares were offered to the public at a price of $13.25 per share of common stock and $50.00 per share of preferred stock. The Company received net proceeds of approximately $276.5 million from the offerings ($138.1 million from the common offering and $138.4 from the preferred offering), after deducting underwriting discounts and commissions and the expenses of the offerings.

	Common Stock Offering	Preferred Stock Offering
	(in thousands, except issue price)
Gross Proceeds	$144,756	$143,750

Underwriting discount	(6,152)	(4,672)

Other costs of offering	(506)	(636)

Net Proceeds	$138,098	$138,442

Shares issued	10,925	2,875

Issue price	$13.25	$50.00

4.     SUBSEQUENT EVENT

On July 12, 2007, the Company filed an amendment to a registration statement filed with the SEC in the second quarter of 2007 that registered securities of up to $500 million of any combination of debt securities, preferred stock, common stock or warrants for debt securities or equity securities of the Company and guarantees of debt securities by the Company’s subsidiaries.  The shelf registration statement replaces a previous shelf registration statement, which registered offerings of up to $390 million of securities, as discussed in Note 3.  Net proceeds, terms and pricing of the offering of securities issued under the shelf registration statement will be determined at the time of the offerings. The shelf registration statement does not provide assurance that the Company will or could sell any such securities. The Company’s ability to utilize the shelf registration statement for the purpose of issuing, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or equity securities will depend upon, among other things, market conditions and the existence of investors who wish to purchase the Company’s securities at prices acceptable to the Company.  As of August 9, 2007, the Company had $500 million available under its current shelf registration statement.

5.     PREFERRED STOCK

The Company completed the public offering of 2,875,000 shares of its 5.75% Series A cumulative convertible perpetual preferred stock (“Convertible Preferred Stock”) in January 2007.

Dividends.  The Convertible Preferred Stock accumulates dividends at a rate of $2.875 for each share of Convertible Preferred Stock per year. Dividends are cumulative from the date of first issuance and, to the extent payment of dividends is not prohibited by the Company’s debt agreements, assets are legally available to pay dividends and the board of directors or an authorized committee of its board declares a dividend payable, the Company will pay dividends in cash, every quarter. The first payment was made on April 15, 2007 for the partial period from issuance through April 15, 2007, and the second payment, which was the first full quarterly dividend, was paid on July 16, 2007.

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

Mandatory conversion. On or after January 20, 2010, the Company may, at its option, cause shares of its Convertible Preferred Stock to be automatically converted at the applicable conversion rate, but only if the closing sale price of its common stock for 20 trading days within a period of 30 consecutive trading days ending on the trading day immediately preceding the date the Company gives the conversion notice equals or exceeds 130% of the conversion price in effect on each such trading day.

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

Conversion rights. Each share of Convertible Preferred Stock may be converted at any time, at the option of the holder, into approximately 3.0193 shares of the Company’s common stock (which is based on an initial conversion price of $16.56 per share of common stock, subject to adjustment) plus cash in lieu of fractional shares, subject to the Company’s right to settle all or a portion of any such conversion in cash or shares of its common stock. If the Company elects to settle all or any portion of its conversion obligation in cash, the conversion value and the number of shares of its common stock the Company will deliver upon conversion (if any) will be based upon a 20 trading day averaging period.

Upon any conversion, the holder will not receive any cash payment representing accumulated and unpaid dividends on the Convertible Preferred Stock, whether or not in arrears, except in limited circumstances. The conversion rate is equal to $50.00 divided by the conversion price at the time. The conversion price is subject to adjustment upon the occurrence of certain events. The conversion price on the conversion date and the number of shares of the Company’s common stock, as applicable, to be delivered upon conversion may be adjusted if certain events occur.

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

Conversion in connection with a fundamental change. If a holder elects to convert its shares of the Convertible Preferred Stock in connection with certain fundamental changes, the Company will in certain circumstances increase the conversion rate for such Convertible Preferred Stock. Upon a conversion in connection with a fundamental change, the holder will be entitled to receive a cash payment for all accumulated and unpaid dividends.

A “fundamental change” will be deemed to have occurred upon the occurrence of any of the following:

1. a “person” or “group” subject to specified exceptions, disclosing that the person or group has become the direct or indirect ultimate “beneficial owner” of the Company’s common equity representing more than 50% of the voting power of its common equity other than a filing with a disclosure relating to a transaction which complies with the provision in subsection 2 below;

2. consummation of any share exchange, consolidation or merger of the Company pursuant to which its common stock will be converted into cash, securities or other property or any sale, lease or other transfer in one transaction or a series of transactions of all or substantially all of the consolidated assets of the Company and its subsidiaries, taken as a whole, to any person other than one of its subsidiaries; provided, however, that a transaction where the holders of more than 50% of all classes of its common equity immediately prior to the transaction own, directly or indirectly, more than 50% of all classes of common equity of the continuing or surviving corporation or transferee immediately after the event shall not be a fundamental change;

3. the Company is liquidated or dissolved or holders of its capital stock approve any plan or proposal for its liquidation or dissolution; or

4. the Company’s common stock is neither listed on a national securities exchange nor listed nor approved for quotation on an over-the-counter market in the United States.

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

6.     EARNINGS PER SHARE

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

Diluted EPS also includes the effect of convertible securities by application of the “if-converted” method.  Under this method, if an entity has convertible preferred stock outstanding, the preferred dividends applicable to the convertible preferred stock are added back to the numerator.  The convertible preferred stock is assumed to have been converted at the beginning of the period (or at time of issuance, if later) and the resulting common shares are included in the denominator of the EPS calculation.  In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. The following tables present the computations of EPS for the periods indicated:

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Net income	$10,617			$5,795
Less: Preferred stock dividends	(2,063)			—

Basic EPS
Net income available to common stockholders	8,554	28,470	$0.30	5,795	17,372	$0.33
Effect of dilutive securities:
Restricted stock units	—	53	—	—	254	—
Common stock options	—	306	—	—	479	(0.01)
Convertible preferred stock	2,063	8,680	(0.02)	—	—	—
Diluted EPS
Net income available to common stockholders plus assumed conversions	$10,617	37,509	$0.28	$5,795	18,105	$0.32

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Net income	$4,849			$12,687
Less: Preferred stock dividends	(3,444)			—

Basic EPS
Net income available to common stockholders	1,405	26,679	$0.05	12,687	17,306	$0.73
Effect of dilutive securities:
Restricted stock units	—	31	—	—	238	(0.01)
Common stock options	—	305	—	—	499	(0.02)
Convertible preferred stock	—	—	—	—	—	—
Diluted EPS
Net income available to common stockholders plus assumed conversions	$1,405	27,015	$0.05	$12,687	18,043	$0.70

In the calculation of diluted EPS for the six months ended June 30, 2007, the Company’s 5.75% Series A cumulative convertible perpetual preferred stock has been excluded from the computation, because if-converted, the resulting 8.7 million shares are anti-dilutive.

7.     INCOME TAXES

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

The Company currently estimates that its effective tax rate for the year ending December 31, 2007 will be approximately 36.34%.  A provision for income taxes of $2.8 million (36.34% of pre-tax income) and $6.9 million (35.1% of pre-tax income) were reported for the six months ended June 30, 2007 and 2006, respectively. The Company’s income tax provisions are primarily non-cash as the Company has NOL carryforwards available that were generated from drilling activity. Currently the Company anticipates that it will pay a small amount of federal alternative minimum and current state income tax in 2007. The Company was required to pay federal alternative minimum taxes of $94,100 in the first six months of 2006.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. FIN 48 also requires that the amount of interest expense to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return. The Company also adopted FSP FIN 48-1 as of January 1, 2007, which provides that a company’s tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. At January 1, 2007, the Company recorded the cumulative effect of the change in accounting principle as a $534,035 decrease in the opening balance of retained earnings. The Company had no reserves prior to adoption at January 1, 2007. The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. However, the Company has accrued no interest or penalties at June 30, 2007.

8.     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. A summary of non-cash investing and financing activities is presented below:

Description	Number of Shares Issued	Fair Market Value
	(in thousands)
Six months ended June 30, 2007:
Shares issued to satisfy restricted stock grants	114	$2,055
Shares issued to fund the Company’s matching contribution under the Company’s 401(k) plan	15	$202
Six months ended June 30, 2006:
Shares issued to satisfy restricted stock grants	73	$911
Shares issued to fund the Company’s matching contribution under the Company’s 401(k) plan	5	$138

For the six months ended June 30, 2007 and 2006, the non-cash portion of Asset Retirement Costs was $0.9 million and $0.2 million, respectively. Dividends declared but not yet paid were $1.7 million for the six months ended June 30, 2007, and none for the same prior year period.  A supplemental disclosure of cash flow information is presented below:

	For the Six Months Ended June 30,
	2007	2006
	(in thousands)
Cash paid during the period for:
Interest	$7,187	$2,959
Federal alternative minimum tax payments	—	94

9.     HEDGING AND DERIVATIVE ACTIVITIES

Due to the volatility of oil and natural gas prices, the Company periodically enters into price-risk management transactions (e.g. swaps, collars and floors) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from commodity price fluctuations.  While the use of these arrangements limits the Company’s ability to benefit from increases in the price of oil and natural gas, it also reduces the Company’s potential exposure to adverse price movements.  The Company’s arrangements, to the extent it enters into any, apply to only a portion of its production and provide only partial price protection against declines in oil and natural gas prices and limit the Company’s potential gains from increases in prices. None of these instruments are used for trading purposes. The use of derivative instruments involves the risk that the counterparties to such instruments will be unable to meet the financial obligations of such contracts.  On a quarterly basis, the Company’s management reviews all of the Company’s price-risk management policies, including volumes, types of instruments and counterparties. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation and concurrence by the President and Chairman of the Board.  The Board of Directors monitors the Company’s price-risk management policies and trades on a monthly basis.

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

The following table reflects the realized and unrealized gains and losses included in revenue on the statement of operations:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Natural gas derivative realized settlements	$569	$1,961
Crude oil derivative realized settlements	1,078	—
Natural gas derivative unrealized change in fair value	(7,272)	3,124
Crude oil derivative unrealized change in fair value	(4,190)	(307)
Gain (loss) on derivatives	$(9,815)	$4,778

The fair value of outstanding derivative contracts reflected on the balance sheet were as follows:

							Fair Value of Outstanding Derivative Contracts as of
Transaction	Transaction				Price	Volumes	June 30,	December 31,
Date	Type		Beginning	Ending	Per Unit	Per Day	2007	2006
							(in thousands)
Natural Gas (1):
08/06	Collar	(3)	01/01/2007	12/31/2007	$7.50-$11.50	5,000 MMbtu	$—	$2,301
08/06	Collar	(3)	01/01/2007	12/31/2007	$7.50-$12.00	5,000 MMbtu	—	2,385
01/07	Collar	(3)	02/01/2007	12/31/2007	$7.02-$9.00	15,000 MMbtu	483	—
01/07	Collar	(3)	02/01/2007	12/31/2007	$7.00-$9.00	15,000 MMbtu	473	—
01/07	Collar		02/01/2007	12/31/2007	$7.00-$9.00	10,000 MMbtu	285	—
01/07	Collar		01/01/2008	12/31/2008	$7.50-$9.00	20,000 MMbtu	(1,947)	—
01/07	Collar		01/01/2008	12/31/2008	$7.50-$9.00	10,000 MMbtu	(885)	—
01/07	Collar		01/01/2008	12/31/2008	$7.50-$9.02	10,000 MMbtu	(951)	—
04/07	Collar		01/01/2009	12/31/2009	$7.75-$10.00	10,000 MMbtu	(44)	—

Crude Oil (2):
08/06	Collar		01/01/2007	12/31/2007	$70.00-$87.50	400 Bbl	212	1,047
12/06	Swap		01/01/2007	12/31/2007	$66.00	600 Bbl	(597)	212
12/06	Swap		01/01/2008	12/31/2008	$66.00	1,500 Bbl	(3,304)	(758)
							$(6,275)	$5,187

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

10.  ACQUISITIONS & DIVESTITURES

Smith Acquisition - On November 16, 2006, the Company entered into two separate purchase and sale agreements (both of which were subsequently amended) with Smith Production Inc. (“Smith”) for (A) (i) ownership interests in certain oil and gas properties located in 13 counties in southeast and south Texas, consisting of approximately 150 gross (74 net) producing wells from Smith and eight other owners who transferred their interests to Smith prior to the closing, (ii) an ownership interest in approximately 17,000 gross (12,250 net) developed acres and 56,000 gross (16,000 net) undeveloped acres of leasehold, (iii) 25% of Smith’s option and leasehold rights and exploration and development rights in an approximate 95 square mile exploration project area known as the Mission project area, also in south Texas, and (iv) certain gathering facilities and ownership of approximately 13 miles of natural gas gathering pipelines and related infrastructure serving certain producing assets in southeast Texas ((i) through (iv) collectively referred to as the “Smith Properties”); and (B) working interest, option and leasehold rights in two exploration ventures in separate areas, primarily in Texas, from Smith (the “Smith Ventures” and collectively with the Smith Properties, the “Properties”).  The combined cash purchase price paid at closing on January 31, 2007 was approximately $379.8 million for the Smith Properties and $10.0 million for the Smith Ventures (which includes the deposit paid in December 2006).  The purchase price for the Smith Properties was adjusted from the base purchase price of $385 million for, among other things, the results of operations of the Smith Properties between the January 1, 2007 effective date and the January 31, 2007 closing date.   Accordingly, the Company's consolidated results of operations include the Smith Properties beginning February 1, 2007.  The Company expects further adjustments to the purchase price pursuant to the post-closing adjustment provisions of the amended purchase and sale agreements. The Company financed the purchase price of the Smith Acquisition through public offerings of common and preferred stock (see Note 3) and borrowings under its Revolving Facility (see Note 2). The Company also capitalized approximately $0.7 million in other direct costs resulting from the acquisition and assumed ARO liabilities of $0.9 million.

The following unaudited pro forma results for the three and six months ended June 30, 2006 show the effect on the Company's consolidated results of operations as if the Smith Acquisition had occurred on January 1, 2006.  The unaudited pro forma results for the six months ended June 30, 2007 show the effect on the Company’s consolidated results of operations as if the Smith Acquisition had occurred on January 1, 2007. The pro forma results for the 2006 and 2007 periods presented are the result of combining the statement of income for the Company with the revenues and direct operating expenses of the Smith properties acquired adjusted for (1) assumption of ARO liabilities and accretion expense for the properties acquired, (2) depletion expense applied to the adjusted basis of the properties acquired using the purchase method of accounting, (3) depreciation expense for other non-oil and gas assets acquired, (4) interest expense on added borrowings necessary to finance the acquisition, (5) amortization of deferred loan costs for new loan costs related to the financing of the acquisition, (6) dividends payable on the Convertible Preferred Stock, (7) the related income tax effects of these adjustments based on the applicable statutory rates, and (8) the impact of common and preferred shares issued in public offerings completed to partially finance the Smith Acquisition. The pro forma information is based upon numerous assumptions, and is not necessarily indicative of future results of operations:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2006
	(unaudited)
	(in thousands, except per share amounts)
Total revenue	$52,647	$107,573
Net income	10,052	21,742
Net income available to common stockholders	7,992	17,643
Net income per common share:
Basic	$0.28	$0.62
Diluted	$0.27	$0.58

For the Six Months Ended
June 30, 2007
(unaudited)
(in thousands, except per share amounts)
Total revenue	$82,622
Net income	6,401
Net income available to common stockholders	2,300
Net income per common share:
Basic	$0.08
Diluted	$0.08

Chapman Ranch Field Acquisition in 2006 - On December 12, 2006, the Company executed an agreement to acquire certain working interests in the Chapman Ranch Field in Nueces County, Texas from Kerr-McGee Oil & Gas Onshore LP (“Kerr-McGee”), a wholly-owned subsidiary of Anadarko Petroleum Corporation.  In late 2005, the Company acquired non-operated working interests in certain wells in this field. Upon the closing of the Kerr-McGee acquisition on December 28, 2006, the Company assumed the role of operator of the Chapman Ranch Field.  The base purchase price of the acquisition was $26.0 million. The purchase price was preliminarily adjusted at closing to approximately $25.0 million (including a previously paid deposit of $2.6 million) as a result of adjustments to the purchase price for the results of operations between the December 1, 2006 effective date and the December 28, 2006 closing date, and other purchase price adjustments.  There may be post-closing adjustments to the purchase price for results of operations between the effective date and closing date as further information becomes available. The Company financed the purchase price of the Kerr-McGee acquisition through $24.0 million in borrowings under its Prior Credit Facility.

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

The Company and the other oil company defendants participated in a mediation regarding the remaining claims in this lawsuit with the Montet plaintiffs on May 10, 2007.  All remaining claims were settled for a total agreed payment to the Montet plaintiffs of $3.5 million.  The Company’s and the Sfondrini Partnerships’ share of the settlement amount were $118,333 and $502,917, respectively, for a total of $621,250, which amounts were paid by insurance.  As part of the settlement, Mid-Continent Casualty Company and one other insurer agreed to cover and pay the full share of the Montet settlement amount attributable to the Company and the Sfondrini Partnerships in return for mutual releases under the policies involved and for a joint dismissal of all claims asserted by the parties in the suit for declaratory judgment filed by Mid-Continent against the Company and the Sfondrini Partnerships in federal district court in Houston.  Also as part of the settlement, the Company reimbursed the Sfondrini Partnerships for certain attorneys’ fees in the amount of $62,500.  The settlement with the Montet plaintiffs was finalized in writing in June 2007, all defendants have paid their respective shares of the amounts owed, and the plaintiffs and defendants filed a joint motion to dismiss with the court on August 3, 2007.

David Blake, et al. v. Edge Petroleum Corporation – On September 19, 2005, David Blake and David Blake, Trustee of the David and Nita Blake 1992 Children’s Trust filed suit against the Company in state district court in Goliad County, Texas alleging breach of contract for failure and refusal to transfer overriding royalty interests to plaintiffs in at least five leases in Goliad County, Texas and failure and refusal to pay monies to Blake pursuant to such overriding royalty interests for wells completed on the leases. The plaintiffs seek relief of (1) specific performance of the alleged agreement, including granting of overriding royalty interests by the Company to Blake; (2) monetary damages for failure to grant the overriding royalty interests; (3) exemplary damages for his claims of business disparagement and slander; (4) monetary damages for tortuous interference; and (5) attorneys’ fees and court costs. Venue of the case was transferred to Harris County, Texas by agreement of the litigants.  The Company has served plaintiffs with discovery and has filed a counterclaim and an amended counterclaim joining various related entities that are controlled by plaintiffs.  In addition, plaintiffs have filed an amended complaint alleging claims of slander of title and tortuous interference related to its alleged right to receive an overriding royalty interest from a third party.  Plaintiffs currently have on file an amended motion for summary judgment, to which the Company has filed a response.  In addition, the Company has filed a motion for summary judgment on the plaintiffs’ case.  In December 2006, the court denied the Company’s motion for summary judgment.  The court has not ruled on Blake’s motion.  The trial was scheduled to begin September 10, 2007, but has been passed and the new trial has been set for March 3, 2008.  Discovery in the case has commenced and is continuing. The Company has responded aggressively to this lawsuit, and believes it has meritorious defenses and counterclaims.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion and Analysis (“MD&A”) of significant factors that have affected certain aspects of our financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. The following MD&A is intended to help the reader understand Edge Petroleum Corporation (“Edge”). This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q and with MD&A of Financial Condition and Results of Operations and our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2006 (“2006 Annual Report”).

FORWARD LOOKING STATEMENTS

Certain of the statements contained in all parts of this document, including, but not limited to, those relating to our drilling plans (including scheduled and budgeted wells), the effect of changes in strategy and business discipline, future tax matters, our 3-D project portfolio, future general and administrative expenses on a per unit of production basis, changes in wells operated and reserves, future growth and expansion, future exploration, future seismic data (including timing and results), expansion of operation, our ability to generate additional prospects, our review of outside prospects and acquisitions, additional reserves and reserve increases, our ability to replace production and manage our asset base, enhancement of visualization and interpretation strengths, expansion and improvement of capabilities, integration of new technology into operations, credit facilities, redetermination of our borrowing base, attraction of new members to the technical team, future compensation programs, new focus on core areas, new prospects and drilling locations, new alliances, future capital expenditures (or funding thereof) and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected rates of return, retained earnings and dividend policies, projected cash flows from operations, future commodity price environment, expectation or timing of reaching payout, the outcome, effects or timing of any legal proceedings or contingencies, the impact of any change in accounting policies on our financial statements, the number, timing or results of any wells, the plans for timing, interpretation and results of new or existing seismic surveys or seismic data, future production or reserves, future acquisition of leases, lease options or other land rights, any other statements regarding future operations, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts are forward-looking statements. These forward-looking statements reflect our current view of future events and financial performance. When used in this document, the words “budgeted,” “anticipate,” “estimate,” “expect,” “may,” “project,” “believe,” “intend,” “plan,” “potential,” “forecast,” “might,” “predict,” “should” and similar expressions are intended to be among the expressions that identify forward-looking statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Such statements involve risks and uncertainties, including, but not limited to, those set forth under “ITEM 1A. RISK FACTORS” of our 2006 Annual Report and other factors detailed in this document and our other filings with the Securities and Exchange Commission (the “SEC”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.

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

•                  Approach to the Business – information regarding our approach and strategy.

•                  Acquisitions and Divestitures – information about significant changes in our business structure.

•                  Outlook – discussion relating to management’s outlook to the future of our business.

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

Industry and Economic Factors

In managing our business, we must deal with many factors inherent in our industry.  First and foremost is the fluctuation of oil and natural gas prices. Historically, oil and gas markets have been cyclical and volatile, which makes future price movements difficult to predict. While our revenues are a function of both production and prices, wide swings in commodity prices have most often had the greatest impact on our results of operations. We have little ability to predict those prices or to control them without losing some advantage of the upside potential.

Our operations entail significant complexities. Advanced technologies requiring highly trained personnel are utilized in both exploration and production.  Even when the technology is properly used, we may still not know conclusively if hydrocarbons will be present or the rate at which they will be produced.  Exploration is a high-risk activity, often times resulting in no commercially productive reserves being discovered. Moreover, costs associated with operating within our industry are substantial.  The high commodity price environment in 2005 led to increased demand for oilfield equipment and services and increased costs in our industry, and in 2006, we saw natural gas prices decline while operating costs continued to increase.  These factors have made it difficult at times for us to further our growth, and made timely execution of our planned activities difficult.  Since late 2006, costs for drilling rigs in our core areas have decreased and the availability of services, including rigs, has increased.

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

We periodically hedge our exposure to volatile oil and natural gas prices on a portion of our production to reduce price risk. As of June 30, 2007, we had derivative contracts in place covering approximately 59% of our remaining expected 2007 natural gas production and 65% of our remaining expected 2007 crude oil production.  As of June 30, 2007, approximately 53% of total remaining 2007 estimated production on an Mcfe basis (including natural gas liquids) was hedged with derivative contracts. As of June 30, 2007, we also had derivative contracts in place covering approximately 46% and 75% of our anticipated 2008 natural gas and crude oil production, respectively, while less than 10% of our total expected 2009 natural gas production and none of our expected 2009 crude oil production was hedged. All of such estimated production is before any new acquisitions that may occur.

Generally, our goal is to fund ongoing exploration and development projects with cash flow provided by operating activities, occasionally supplemented with external sources of capital. During the first quarter of 2007, our Board approved a 2007 capital budget of approximately $140 million. Based upon current expectations for production volumes and commodity prices, we expect to fund our capital program with internally-generated cash from operating activities and borrowings under our Revolving Facility (as defined below). We do not typically include acquisitions in our budgeted capital expenditures, but expect to utilize either borrowings under our Revolving Facility, proceeds from offerings of common stock or other securities under our shelf registration statement or other sources to fund those potential acquisitions.

Our long-term debt balance as of June 30, 2007 was $230 million and our debt-to-total capital ratio was 34.6%.

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

Smith Acquisition - During the first quarter of 2007, we completed the largest acquisition in our history. We acquired oil and natural gas properties, exploration rights, leasehold acreage, gathering facilities and gathering pipelines from Smith Production Inc. for a cash purchase price of approximately $389.8 million. Pursuant to closing adjustment provisions in the agreements, the purchase price is subject to adjustment for the results of operations between the January 1, 2007 effective date and the January 31, 2007 closing date. We have agreed to extend the deadline for the adjustment, which we expect to finalize in the third quarter of 2007. The properties acquired are located in south and southeast Texas, which we consider to be our main core area of operations. This acquisition had a substantial impact to our reserves, production revenues, operating costs, and property base. We have increased staffing levels to manage the growth and help with the integration of these assets into our operations.

Chapman Ranch Acquisition - During the fourth quarter of 2006, we completed the acquisition of additional working interests in the Chapman Ranch Field, in which we also acquired interests from two other companies during the fourth quarter of 2005. We also assumed the role of operator of these properties as a result of this acquisition. The preliminary adjusted purchase price was approximately $25.0 million. Pursuant to closing adjustment provisions in the agreements, the purchase price is subject to further adjustment for the results of operations between the December 1, 2006 effective date and the December 28, 2006 closing date, which we expect to finalize in the third quarter of 2007. The properties acquired are located in Nueces County, Texas and consisted of nine producing wells and an ownership in approximately 1,200 net acres of developed and undeveloped leasehold.

Divestitures - We regularly review our asset base for the purpose of identifying non-core assets, the disposition of which would increase capital resources available for other activities and create organizational and operational efficiencies. While we generally do not dispose of assets solely for the purpose of reducing debt, such dispositions can have the result of furthering our objective of financial flexibility through reduced debt levels. During the first half of 2007, we divested a portion of our interest in one of our Louisiana properties for a sales price of approximately $1.1 million.

Outlook

•                  During the six months ended June 30, 2007, a total of 19 wells were logged with 17 apparent successes, for an overall success rate of approximately 89%.

•                  We expect to spud between 70 and 80 gross wells in total for the calendar year 2007 and we estimate capital spending for the year to be approximately $140 million. Our ability to materially increase the number of wells to be drilled is heavily dependent upon the timely access to oilfield services, particularly drilling rigs.

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

•                  In the first quarter of 2007, we issued preferred stock.  We declared dividend payments to preferred stockholders in March and June 2007. We expect to continue to pay preferred stock dividends on a quarterly basis.

•                  To help protect against the possibility of downward commodity price movements and lost revenue, we have several derivatives in place to hedge a portion of our expected natural gas and crude oil production streams for 2007 through 2009. We apply mark-to-market accounting treatment, rather than cash flow hedge accounting treatment, and therefore significant volatility from the changes in fair value of those outstanding contracts have and will impact our earnings in 2007 (see Note 9 to our consolidated financial statements).

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

 “Ceiling” Test - The full-cost method of accounting for oil and gas properties requires a quarterly calculation of a limitation on capitalized costs, often referred to as a full-cost ceiling test. The ceiling is the discounted present value of our estimated total proved reserves (using a 10% discount rate) adjusted for taxes and the impact of cash flow hedges on pricing, if cash flow hedge accounting is applied. The ceiling test calculation dictates that prices and costs in effect as of the last day of the period are to be used in calculating the discounted present value of our estimated total proved reserves. Oil and natural gas prices used in the reserve valuation at June 30, 2007 were $70.68 per barrel and $6.80 per MMBtu. To the extent that our capitalized costs (net of accumulated depletion and deferred taxes) exceed the ceiling, the excess must be written off to expense. Once incurred, this impairment of oil and natural gas properties is not reversible at a later date even if oil and natural gas prices increase. A ceiling test impairment could result in a significant loss for a reporting period; however, future depletion expense would be correspondingly reduced. No such impairment was required in the six months ended June 30, 2006 or 2007.

Effect if Different Assumptions Used: Units-of-production method to amortize our oil and natural gas properties - A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the year by approximately 10%.

“Ceiling” limitation test - The most likely factor to contribute to a ceiling test impairment is the price used to calculate the reserve limitation threshold. A reduction in prices at a measurement date could trigger a full-cost ceiling impairment. We had a cushion of $42.2 million, net of tax, at June 30, 2007. A 10% increase or decrease in prices used would have increased or decreased our cushion (i.e. the excess of the ceiling over our capitalized costs) by approximately 130%, net of tax, respectively.  Thus, a less than 10% decrease in the price used in the ceiling test would have triggered a full-cost ceiling impairment as of June 30, 2007. Our hedging program would serve to mitigate some of the economic impact of any price decline.

However, since we do not apply cash flow hedge accounting to our derivative contracts, our hedging program did not have an impact on the ceiling test at June 30, 2007. Had we applied cash flow hedge accounting to our outstanding derivative contracts, the cushion would have increased by 21%. Another likely factor to contribute to a ceiling test impairment is a revised estimate of reserve volume. A 10% increase or decrease in reserve volume would have increased or decreased our cushion by approximately 93%, net of tax, respectively.  As noted above, we used pricing and costs as of the last day of the period to determine our ceiling test. Should commodity prices continue to decrease in 2007, the possibility of a ceiling test impairment at a future date exists.  Also, the effects of the Smith Acquisition in 2007 could increase the possibility that we will be required to record a ceiling test impairment, particularly if commodity prices decline below the effective levels paid for in the Smith Acquisition.

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

Assumptions/Approach Used: At June 30, 2007, we had $95.0 million allocated to unproved property. This allocation is based on costs to date that are associated with potential attributable reserves.

Effect if Different Assumptions Used: A 10% increase or decrease in the unproved property balance (i.e., transfer to full-cost pool) would have decreased or increased, respectively, our depletion expense by approximately 1% for the three months ended June 30, 2007.

Nature of Critical Estimate Item: Asset Retirement Obligations - We have certain obligations to remove tangible equipment and restore land at the end of oil and gas production operations.  Our removal and restoration obligations are primarily associated with plugging and abandoning wells. Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, costs associated with this activity were capitalized to the full-cost pool as they were incurred and charged to income through depletion expense. SFAS No. 143 significantly changed the method of accruing for costs which an entity is legally obligated to incur related to the retirement of fixed assets (“asset retirement obligations” or “ARO”).  Primarily, SFAS No. 143 requires us to estimate asset retirement costs for all of our assets upon acquisition of the asset, adjust those costs for inflation to the forecast abandonment date, discount that amount using a credit-adjusted-risk-free rate back to the date we acquired the asset or obligation to retire the asset and record an ARO liability in that amount with a corresponding addition to our asset value. When new obligations are incurred, i.e. a new well is drilled or acquired, we add to the ARO liability. Should either the estimated life or the estimated abandonment costs of a property change upon our quarterly review, our estimate must be revised. When well obligations are relieved by sale of the property or plugging and abandoning the well, the related estimated liability and asset costs are removed from our balance sheet and replaced by the costs actually spent on retiring the asset.

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

Assumptions/Approach Used:  Since there are so many variables in estimating AROs, we attempt to limit the impact of management’s judgment on certain of these variables by using input of qualified third parties. We engage independent engineering firms to evaluate our properties annually. We use the remaining estimated useful life from the period-end reserve reports prepared by our independent reserve engineers in estimating when abandonment could be expected for each property. We utilize a three-year average rate for inflation to diminish any significant volatility that may be present in the short term. We have developed a standard cost estimate based on historical costs, industry quotes and depth of wells. Unless we expect a well’s plugging to be significantly different than a normal abandonment, we use this estimate.

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

Nature of Critical Estimate Item: Derivative and Hedging Activities - Due to the instability of oil and natural gas prices, we may enter into, from time to time, price-risk management transactions (e.g. swaps, collars and floors) for a portion of our oil and natural gas production to achieve a more predictable revenue, as well as to reduce exposure from commodity price fluctuations. While all of these transactions are economic hedges of price risk, different accounting treatment may apply depending on if they qualify for cash flow hedge accounting. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended), all transactions are recorded on the balance sheet at fair value.

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

Mark-to-Market Accounting - For transactions accounted for using mark-to-market accounting treatment, the entire change in the fair value of the outstanding derivative contract is recorded in revenue immediately, and not deferred through OCI, and there is no measurement of effectiveness. Since January 1, 2006, we have applied mark-to-market accounting treatment to all outstanding derivative contracts.

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

Effect if Different Assumptions Used: At June 30, 2007, a 10% change in the commodity price per unit would cause the fair value total of our derivative financial instruments to increase or decrease by approximately $0.9 million. Had we applied cash flow hedge accounting treatment to all of our derivative contracts outstanding at June 30, 2007, our net income for the six months would have been approximately $17.0 million, or $0.64 per basic and $0.57 per diluted earnings per share, assuming that all hedges were fully effective.

Results of Operations

This section includes discussion of our results of operations for the three and six months ended June 30, 2007 as compared to the same period of the prior year.  We are an independent energy company engaged in the exploration, development, acquisition and production of oil and natural gas.  Our resources and assets are managed and our results reported as one operating segment.  We conduct our operations primarily along the onshore United States Gulf Coast, with our emphasis in south and southeast Texas, Louisiana, Mississippi and southeast New Mexico. We completed one acquisition in the fourth quarter of 2006 and one in the first quarter of 2007, which significantly impacted revenues, production and costs for the first half of 2007 and affects the comparability of periods presented.

Second Quarter 2007 Compared to the Second Quarter 2006

Revenue and Production

Total revenue increased 59% from the second quarter of 2006 to the comparable 2007 period. Excluding the effects of derivative activity, revenues increased 52% from the second quarter of 2006 to the comparable 2007 period.  Our product mix contributed the following percentages of revenues and production volumes:

	REVENUES (1)		PRODUCTION VOLUMES (MCFE)
	Three months ended June 30,
	2007	2006	2007	2006
Natural gas	80%	79%	75%	80%
Natural gas liquids	10%	4%	14%	9%
Crude oil and condensate	10%	17%	11%	11%

Total	100%	100%	100%	100%

(1) Includes effect of derivative transactions.

The following table summarizes volume and price information with respect to our oil and natural gas production for the three months ended June 30, 2007 and 2006:

	Three Months Ended		2007 Period Compared to 2006 Period
	June 30,		Increase (Decrease)	% Increase (Decrease)
	2007	2006
Production Volumes:	(in thousands, except prices and percentages)
Natural gas (MMcf)	4,793	3,578	1,215	34%
Natural gas liquids (MBbls)	147	65	82	126%
Crude oil and condensate (MBbls)	115	85	30	35%
Natural gas equivalent (MMcfe)	6,370	4,478	1,892	42%
Average Sales Price(1):
Natural gas ($ per Mcf)(2)	$7.26	$6.68	$0.58	9%
Natural gas liquids ($ per Bbl)	37.07	23.14	13.93	60%
Crude oil and condensate ($ per Bbl)(2)	61.54	68.65	(7.11)	(10)%
Natural gas equivalent ($ per Mcfe)(2)	7.44	6.97	0.47	7%
Natural gas equivalent ($ per Mcfe)(3)	8.46	7.57	0.89	12%
Operating Revenue:
Natural gas(2)	$34,811	$23,881	$10,930	46%
Natural gas liquids	5,467	1,512	3,955	262%
Crude oil and condensate(2)	7,108	5,806	1,302	22%
Gain on derivatives	6,516	2,679	3,837	143%
Total revenue	$53,902	$33,878	$20,024	59%

(1)Prices are calculated based on whole numbers, not rounded numbers.

(2)Excludes the effect of derivative transactions.

(3)Includes the effect of derivative transactions.

Average sales price — Our sales revenue is sensitive to the volatility of commodity prices.  A substantial portion of our production is sold at prevailing market prices, which fluctuate in response to many factors that are outside of our control. Imbalances in the supply and demand for oil and natural gas can have a dramatic effect on the prices we receive for our production. Political instability and availability of alternative fuels could impact worldwide supply, while the economy, weather and other factors outside of our control could impact demand.

Natural gas revenue - For the three months ended June 30, 2007, natural gas revenue, excluding derivative activity, increased 46% over the same period in 2006 due to 34% higher production volumes and 9% higher commodity prices. The overall increase in production compared to the prior year period resulted in an increase in revenue of approximately $8.1 million (based on 2006 comparable period pre-hedge prices). The increase in production was primarily the result of new wells drilled and acquired during 2006 (including the additional interest in our Chapman Ranch Field acquired late in 2006) and the acquisition of the Smith assets on January 31, 2007. The increase in average price received resulted in increased revenue of approximately $2.8 million (based on current period production).

Natural gas liquids (“NGL”) revenue - For the three months ended June 30, 2007, NGL revenue increased 262% over the same period in 2006 due to increases in both realized prices and production volumes. The price increase resulted in an increase in revenue of approximately $2.1 million (based on current period production).  NGL volumes were also higher during the three months ended June 30, 2007 as compared to the same period in 2006 as a result of new wells drilled and acquired during 2006 (including the additional interest in our Chapman Ranch Field acquired late in 2006) and the acquisition of the Smith assets on January 31, 2007. The increase in NGL production increased revenue by approximately $1.9 million (based on 2006 comparable period average prices).

Crude oil and condensate revenue - For the three months ended June 30, 2007, oil and condensate sales revenue, excluding derivative activity, increased 22% from the comparable period in 2006, due to a 35% increase in volume, partially offset by a 10% decline in prices realized. Production volumes for oil and condensate increased for the three months ended June 30, 2007 compared to the same prior year period, due primarily to new wells drilled and acquired during 2006 (including the additional interest in our Chapman Ranch Field acquired late in 2006) and the acquisition of the Smith assets on January 31, 2007. The increase in oil and condensate production resulted in an increase in revenue of approximately $2.1 million (based on 2006 comparable period pre-hedge prices). The decreased average realized price for oil and condensate for the three months ended June 30, 2007 resulted in a decrease in revenue of approximately $0.8 million (based on current period production).

Derivatives – For both three month periods ended June 30, 2007 and 2006, we recorded net gains on derivative contracts. The volume and price contract terms vary from period to period and therefore interact differently with the changing pricing environment, which may affect the comparability of the results for each period. While we are unable to predict the market prices, we enter into contracts that we expect will protect us in the event of significant downturns in the market, which proved to be a benefit to us in the first half of 2007, with declining natural gas prices resulting in cash settlement inflows from our hedge counterparties to offset the lower prices received for our physical production. In both periods, we applied mark-to-market accounting treatment to our derivative contracts; therefore the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in revenue. The following table summarizes the various components of the total gain/(loss) on derivatives and the impact each component had on our realized prices.

	Three Months Ended June 30,
	2007		2006
	$	$ per unit (1)	$	$ per unit (1)
	(in thousands, except per unit prices)
Natural gas derivative contract settlements (Mcf)	$—	$—	$1,642	$0.46

Crude oil derivative contract settlements (Bbl)	235	2.04	—	—

Mark-to-market unrealized change in fair value of gas derivative contracts (Mcf)	8,200	1.71	1,114	0.31

Mark-to-market unrealized change in fair value of oil derivative contracts (Bbl)	(1,919)	(16.62)	(77)	(0.90)

Gain on derivatives (Mcfe)	$6,516	$1.02	$2,679	$0.61

(1)Prices per unit are calculated based on whole numbers, not rounded numbers

Should commodity prices decrease from the current levels, our unhedged revenues could be materially affected.

Costs and Operating Expenses

The table below details our expenses for the respective three-month periods:

			2007 Period Compared to 2006 Period
	Three Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2007	2006

	(in thousands, except percentages)
Oil and natural gas operating expenses	$4,048	$2,260	$1,788	79%
Severance and ad valorem taxes	3,885	2,236	1,649	74%
Depletion, depreciation, amortization and accretion:
Oil and gas property and equipment	20,854	16,339	4,515	28%
Other assets	140	160	(20)	(13)%
ARO accretion	70	46	24	52%
General and administrative expenses	5,053	3,348	1,705	51%
Bad debt expense	482	—	482	*
Total operating expenses	$34,532	$24,389	$10,143	42%

Other expense, net	$3,049	$554	$2,495	*
Income tax expense	5,704	3,140	2,564	82%
Preferred stock dividends	2,063	—	2,063	*

*Not meaningful.

Oil and natural gas operating expenses - For the three months ended June 30, 2007, operating expenses increased 79% from the same period of 2006.  The acquisition of the Smith assets on January 31, 2007 accounted for approximately 44% of the increase in costs. We also had added costs in 2007 for the new wells drilled and acquired during 2006, including the Chapman Ranch Field properties acquired in December 2006. Average oil and natural gas operating expenses were $0.64 per Mcfe and $0.50 per Mcfe for the three months ended June 30, 2007 and 2006, respectively.

Severance and ad valorem taxes - For the three months ended June 30, 2007, severance and ad valorem taxes increased 74% compared to the second quarter of 2006.  Severance tax expense for the three months ended June 30, 2007 was 70% higher than the prior year period due to the acquisition of the Smith assets on January 31, 2007.  Our severance tax expense is levied on our oil and natural gas revenue (excluding derivative activity). For the three months ended June 30, 2007, severance tax expense was approximately 5.6% of revenue subject to severance taxes compared to 5.0% of revenue subject to severance taxes for the second quarter of 2006. Ad valorem tax expense for the second quarter of 2007 was impacted by the addition of the Chapman Ranch properties acquired in December 2006 and the Smith assets acquired in January 2007, as well as increases in estimated costs from the taxing authorities. On an equivalent basis, severance and ad valorem taxes averaged $0.61 per Mcfe and $0.50 per Mcfe for the three months ended June 30, 2007 and 2006, respectively.

Depletion, depreciation, and amortization (“DD&A”) and accretion - DD&A and accretion expense for the three months ended June 30, 2007 totaled $21.1 million compared to $16.5 million for the same period in 2006. Depletion expense on our oil and natural gas properties continues to increase due to increases in production volumes. The increase in depletion expense from the higher production levels in the second quarter of 2007 as compared to the same period of 2006 resulted in an increase in expense of approximately $6.9 million. Our depletion rate has increased since year-end 2006 due to the addition of the Smith assets during the first quarter of 2007, but the depletion rate decreased from $3.65 per Mcfe in the second quarter 2006 to $3.27 per Mcfe in the second quarter of 2007, resulting in a $2.4 million decrease in depletion expense. The rate decreased as a result of the full cost ceiling test impairment reported during the third quarter of 2006. Depreciation of furniture and fixtures for the second quarter of 2007 was 13% lower than depreciation expense for the same period of 2006, as the second quarter of 2006 included additional expense taken on assets deemed to be fully depreciated.  Accretion expense associated with our asset retirement obligations for the three months ended June 30, 2007 increased 52% over the second quarter of 2006 for the new obligations incurred from the wells drilled and acquired since June 30, 2006 and the acquisition of the Smith assets in the first quarter of 2007.

General and administrative (“G&A”) expenses – Approximately 47% of the 51% increase in G&A expense from the second quarter of 2006 to the second quarter of 2007 is primarily the result of increasing our staffing levels since June 30, 2006. We have added 15 new employees since year end 2006 as a result of our continued growth. Approximately 17% of the increase in G&A expense is attributable to amortization related to restricted stock awards granted over the past three years, which has increased from $0.5 million in the second quarter of 2006 to $0.8 million in the second quarter of 2007 as a result of new grants that have occurred since the second quarter of 2006. Another 17% of the increase in G&A expense is attributed to increased professional fees paid for consultation on our reserve report and outstanding litigation matters. Other cost increases occurred for general office expenses, charitable contributions and regulatory filing fees.  These increased costs were partially offset by increased capitalized G&A and overhead reimbursement fees (which reduce total G&A costs). Capitalized G&A costs for second quarter 2007 were $1.2 million as compared to $0.9 million for the comparable prior year period. G&A on a unit-of-production basis for the three months ended June 30, 2007 was $0.79 per Mcfe compared to $0.75 per Mcfe for the comparable 2006 period. G&A, excluding non-cash share-based compensation costs, for the three months ended June 30, 2007 averaged $0.67 per Mcfe compared to $0.70 per Mcfe in the same period in 2006.

Bad debt expense – During the second quarter of 2007, we recorded approximately $0.5 million in bad debt expense related to a receivable recorded for an outstanding litigation matter which was deemed to be uncollectible.

Other expense - During the three months ended June 30, 2007, other expense increased primarily due to an increase in gross interest expense, which was partially offset by an increase in interest income and capitalized interest. For the second quarter of 2007, 33% of our gross interest expense was capitalized, as compared to 72% in the same 2006 period. We calculate the amount of interest we can capitalize based on the comparison of our unproved property costs and our weighted average debt balance. We also incurred higher gross interest costs for the three months ended June 30, 2007 than for the same period of 2006 due to higher outstanding debt balances.

	Three Months Ended June 30,
	2007	2006
	(in thousands)
Gross interest expense	$4,398	$1,974
Less: capitalized interest	(1,470)	(1,429)
Interest expense, net	$2,928	$545

Weighted average debt	$232,055	$105,253

We also recorded amortization of deferred loan costs related to our Revolving Facility during the three months ended June 30, 2007. These costs were higher than 2006 due to the higher costs associated with the new Revolving Facility compared to the Prior Credit Facility. Interest income earned on our outstanding daily cash balances during the three months ended June 30, 2007 was significantly higher than in 2006 due to increased cash balances and minor changes to the interest rate earned.

Income tax expense – Income tax expense of $5.7 million and $3.1 million was recorded for the three months ended June 30, 2007 and 2006, respectively. The increase in income tax expense from the second quarter of 2006 to 2007 is primarily the result of increased pre-tax income.  There was not a substantial difference in our effective income tax rate for the two periods.

Preferred stock dividends – Our Board of Directors declared dividends on our 5.75% Series A cumulative convertible perpetual preferred stock in March and June 2007.  The preferred stock was issued in connection with a public offering in January 2007, therefore no comparable dividends were paid in 2006.

Earnings per share - For the three months ended June 30, 2007, earnings per share decreased in comparison to the same period in 2006, mainly as a result of an increase in the number of outstanding shares. Basic weighted average shares outstanding for the three months ended June 30, 2007 increased significantly as a result of the public offering of common stock that was completed in January 2007. We issued approximately 10.9 million shares of common stock. We also issued approximately 2.9 million shares of 5.75% Series A cumulative convertible perpetual preferred stock, which when converted, have a dilutive effect of approximately 8.7 million shares of common stock that are included in the calculation of diluted earnings per share for the second quarter of 2007.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Revenue and Production

Total revenue increased 11% from the first six months of 2006 to the comparable 2007 period.  Excluding the effects of derivative activity, revenues increased 35% from the first six months of 2006 to the comparable 2007 period.  Our product mix contributed the following percentages of revenues and production volumes:

	REVENUES (1)		PRODUCTION VOLUMES (MCFE)
	Six Months Ended June 30,
	2007	2006	2007	2006
Natural gas	76%	80%	77%	80%
Natural gas liquids	10%	4%	12%	9%
Crude oil and condensate	14%	16%	11%	11%

Total	100%	100%	100%	100%

(1)Includes effect of derivative transactions.

The following table summarizes volume and price information with respect to our oil and natural gas production for the six months ended June 30, 2007 and 2006:

			2007 Period Compared to 2006 Period
	Six Months Ended June 30,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Production Volumes:	(in thousands, except prices and percentages)
Natural gas (MMcf)	9,258	7,007	2,251	32%
Natural gas liquids (MBbls)	246	126	120	95%
Crude oil and condensate (MBbls)	226	172	54	31%
Natural gas equivalent (MMcfe)	12,091	8,792	3,299	38%
Average Sales Price(1):
Natural gas ($ per Mcf)(2)	$7.03	$7.19	$(0.16)	(2)%
Natural gas liquids ($ per Bbl)	32.69	21.90	10.79	49%
Crude oil and condensate ($ per Bbl)(2)	59.56	64.02	(4.46)	(7)%
Natural gas equivalent ($ per Mcfe)(2)	7.16	7.29	(0.13)	(2)%
Natural gas equivalent ($ per Mcfe)(3)	6.35	7.83	(1.48)	(19)%
Operating Revenue:
Natural gas (2)	$65,079	$50,354	$14,725	29%
Natural gas liquids	8,041	2,757	5,284	192%
Crude oil and condensate(2)	13,480	10,983	2,497	23%
Gain (loss) on derivatives	(9,815)	4,778	(14,593)	(305)%
Total revenue	$76,785	$68,872	$7,913	11%

(1)Prices are calculated based on whole numbers, not rounded numbers.

(2)Excludes the effect of derivative transactions.

(3)Includes the effect of derivative transactions.

Average Sales Price – Our sales revenue is sensitive to the volatility of commodity prices.  A substantial portion of our production is sold at prevailing market prices, which fluctuate in response to many factors that are outside of our control. Imbalances in the supply and demand for oil and natural gas can have a dramatic effect on the prices we receive for our production. Political instability and availability of alternative fuels could impact worldwide supply, while the economy, weather and other factors outside of our control could impact demand.

Natural gas revenue - For the first half of 2007, natural gas revenue, excluding derivative activity, increased 29% over the same period in 2006 due to 32% higher production volumes offset slightly by 2% lower realized prices. The increase in production volumes compared to the prior year period resulted in increased revenue of approximately $16.2 million (based on 2006 comparable period pre-hedge prices). The increase in production was primarily the result of new wells drilled and acquired during 2006 (including the additional interest in our Chapman Ranch Field acquired late in 2006) and the acquisition of the Smith assets on January 31, 2007. The decrease in average price received resulted in decreased revenue of approximately $1.5 million (based on current period production).

NGL revenue - For the six months ended June 30, 2007, NGL sales revenue increased 192% over the same period in 2006 as a result of 95% higher production volumes and 49% higher average realized prices.  Upon becoming operator of the Chapman Ranch field after acquiring additional working interests in late 2006, we began processing NGLs in the area, thus contributing to the increase in NGL production in 2007 as compared to 2006.  Increased NGL production volumes led to increased revenue of approximately $2.6 million (based on 2006 comparable period pre-hedge prices). Higher average realized NGL prices for the six months ended June 30, 2007 resulted in increased revenue of approximately $2.7 million (based on current period production).

Crude oil and condensate revenue - For the six months ended June 30, 2007, oil and condensate sales revenue, excluding derivative activity, increased 23% as compared to the same period in 2006, due to 31% higher production offset by 7% lower realized prices. The increase in oil and condensate production resulted in an increase in revenue of approximately $3.5 million (based on 2006 comparable period pre-hedge prices).  Production volumes for oil and condensate increased for the six months ended June 30, 2007 compared to the same prior year period, due primarily to new wells drilled and acquired during 2006 (including the additional interest in our Chapman Ranch Field acquired late in 2006) and the acquisition of the Smith assets on January 31, 2007.  Lower average realized prices resulted in decreased revenue of approximately $1.0 million (based on current period production).

Derivatives – For the six months ended June 30, 2007 we recorded a net loss, as compared to a net gain in the first half of 2006, on our outstanding derivative contracts. The volume and price contract terms vary from period to period and therefore interact differently with the changing pricing environment, which may affect the comparability of the results for each period. While we are unable to predict the market prices, we enter into contracts that we expect will protect us in the event of significant downturns in the market, which proved to be a benefit to us in the first half of 2007 with cash settlement inflows from our hedge counterparties to offset the lower prices received for our physical production.  The following table summarizes the various components of the total gain/(loss) on derivatives and the impact each component had on our realized prices.

	Six Months Ended June 30,
	2007		2006
	$	$ per unit (1)	$	$ per unit (1)
	(in thousands, except per unit prices)
Natural gas contract settlements (Mcf)	$569	$0.06	$1,961	$0.28

Crude oil contract settlements (Bbl)	1,078	4.77	—	—

Mark-to-market reversal of prior period unrealized change in fair value (Mcf)	(4,686)	(0.51)	—	—

Mark-to-market unrealized change in fair value of gas derivative contracts (Mcf)	(2,586)	(0.28)	3,124	0.45

Mark-to-market reversal of prior period unrealized change in fair value (Bbl)	(501)	(2.21)	(156)	(0.91)

Mark-to-market unrealized change in fair value of oil derivative contracts (Bbl)	(3,689)	(16.30)	(151)	(0.88)

Gain (loss) on derivatives (Mcfe)	$(9,815)	$(0.81)	$4,778	$0.54

(1) Prices per unit are calculated based on whole numbers, not rounded numbers.

Should commodity prices decrease from the current levels, our unhedged revenues could be materially affected.

Costs and Operating Expenses

The table below details our expenses:

			2007 Period Compared to 2006 Period
	Six Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2007	2006

	(in thousands, except percentages)
Oil and natural gas operating expenses	$7,428	$4,449	$2,979	67%
Severance and ad valorem taxes	6,196	4,825	1,371	28%
Depletion, depreciation, amortization and accretion:
Oil and gas property and equipment	39,224	32,015	7,209	23%
Other assets	248	234	14	6%
ARO accretion	134	89	45	51%
General and administrative expenses	9,448	6,472	2,976	46%
Bad debt expense	482	—	482	*
Total operating expenses	$63,160	$48,084	$15,076	31%

Other expense, net	$6,007	$1,226	$4,781	*
Income tax expense	2,769	6,875	(4,106)	(60)%
Preferred stock dividends	3,444	—	3,444	*

*Not meaningful.

                Oil and natural gas operating expenses - For the six months ended June 30, 2007, operating expenses increased 67% from the same period of 2006. The acquisition of the Smith assets on January 31, 2007 accounted for approximately 61% of the increase in costs.  We also had added costs in 2007 for the new wells drilled and acquired during 2006, including the Chapman Ranch Field properties acquired in December 2006.  Average oil and natural gas operating expenses were $0.61 per Mcfe and $0.51 per Mcfe for the six months ended June 30, 2007 and 2006, respectively.

Severance and ad valorem taxes - For the six months ended June 30, 2007, severance and ad valorem taxes increased 28% from the first half of 2006.  Severance tax expense for the six months ended June 30, 2007 was 15% higher than the prior year period due to the acquisition of the Smith assets on January 31, 2007, which was partially offset by significant abatements received in the first quarter of 2007.  Our severance tax expense is levied on our oil and natural gas revenue (excluding derivative activity). For the six months ended June 30, 2007, severance tax expense was approximately 4.6% of revenue subject to severance taxes compared to 5.4% of revenue subject to severance taxes for the first half of 2006. Ad valorem tax expense for the first half of 2007 was impacted by the addition of the Chapman Ranch properties acquired in December 2006 and the Smith assets acquired in January 2007, as well as increases in estimated costs from the taxing authorities. On an equivalent basis, severance and ad valorem taxes averaged $0.51 per Mcfe and $0.55 per Mcfe for the six months ended June 30, 2007 and 2006, respectively.

DD&A and accretion - Depletion on our oil and natural gas properties increased 23% for the first half of 2007 compared to the same period of 2006 due to an increase in our production levels offset by a decrease in our unit-of-production depletion rate. The increase in production in 2007 attributed to an increase of $12.0 million in depletion expense.  The depletion rate decreased from $3.64 per Mcfe in the first half of 2006 to $3.24 per Mcfe in the first half of 2007, lowering depletion expense by $4.8 million.  Depreciation of furniture and fixtures increased 6% compared to the prior year first half due to additional computer equipment and leasehold improvements added in 2007 associated with an increased number of employees and office space.  Accretion expense associated with our asset retirement obligations for the six months ended June 30, 2007 increased 51% over the first half of 2006 for the new obligations incurred from the wells drilled and acquired since June 30, 2006 and the acquisition of the Smith assets in the first quarter of 2007.

Total G&A - Over half of the 46% increase in total G&A expense from the first half of 2006 to the first half of 2007 is primarily the result of increasing our staffing levels since June 30, 2006. We have added 15 new employees since year end 2006 as a result of our continued growth. Approximately 22% of the increase in G&A expense is attributable to amortization related to restricted stock awards granted over the past three years, which has increased from $0.9 million in the first half of 2006 to $1.5 million in the first half of 2007 as a result of new grants that have occurred since June 30, 2006. Another 20% of the increase in G&A expense is attributed to increased professional fees paid for consultation on our reserve report and outstanding litigation matters. Other cost increases occurred for general office expenses, charitable contributions, regulatory filing fees and franchise taxes.  These increased costs were partially offset by a 36% increase in capitalized G&A and a 66% increase in overhead reimbursement fees (which reduce total G&A costs). Capitalized G&A costs for the first half of 2007 were $2.2 million as compared to $1.6 million for the comparable prior year period. G&A on a unit-of-production basis for the six months ended June 30, 2007 was $0.78 per Mcfe compared to $0.74 per Mcfe for the comparable 2006 period. G&A, excluding non-cash share-based compensation costs, for the six months ended June 30, 2007 and 2006 averaged $0.66 per Mcfe.

Bad debt expense – During the second quarter of 2007, we recorded approximately $0.5 million in bad debt expense related to a receivable recorded for an outstanding litigation matter which was deemed to be uncollectible.

Other expense - During the six months ended June 30, 2007, other expense increased primarily due to an increase in gross interest expense, which was partially offset by an increase in interest income and capitalized interest. For the first half of 2007, 39% of our gross interest expense was capitalized, as compared to 66% in the same 2006 period. We calculate the amount of interest we can capitalize based on the comparison of our unproved property costs and our weighted average debt balance. We also incurred higher gross interest costs for the six months ended June 30, 2007 than for the same period of 2006 due to higher outstanding debt balances and commitment fees of $1.3 million paid to our lender for the unused bridge loan facility (see Note 2 to our consolidated financial statements).

	For the Six Months Ended June 30,
	2007	2006
	(in thousands)
Gross interest expense	$9,256	$3,582
Less: capitalized interest	(3,566)	(2,369)
Interest expense, net	$5,690	$1,213

Weighted average debt	$215,376	$99,359

We also recorded amortization of deferred loan costs related to our Prior Credit Facility and Revolving Facility during the six months ended June 30, 2007. These costs were higher than 2006 due to the termination of the Prior Credit Facility and the higher costs associated with the new Revolving Facility compared to the Prior Credit Facility. Interest income earned on our outstanding daily cash balances during the six months ended June 30, 2007 was significantly higher than in 2006 due to increased cash balances and minor changes to the interest rate earned.

Income tax expense - An income tax provision was recorded for the six months ended June 30, 2007 and 2006 of $2.8 million and $6.9 million, respectively. The decrease resulted from lower pre-tax income in 2007 as compared to 2006. There was not a substantial difference in our effective income tax rate for the two periods.

Preferred stock dividends – Our Board of Directors declared dividends on our 5.75% Series A cumulative convertible perpetual preferred stock in March and June 2007.  The preferred stock was issued in connection with a public offering in January 2007, therefore no comparable dividends were paid in 2006.

                Earnings per share - For the first half of 2007, earnings per share decreased in comparison to the same period in 2006 mainly as a result of decreased net income and an increased number of shares outstanding. Basic weighted average shares outstanding for the six months ended June 30, 2007 increased significantly as a result of the public offering of common stock that was completed in January 2007. We issued approximately 10.9 million shares of common stock. We also issued approximately 2.9 million shares of 5.75% Series A cumulative convertible perpetual preferred stock, which when converted, have an anti-dilutive effect of approximately 8.7 million shares of common stock; and therefore, are not included in the calculation of diluted earnings per share for the six months ended June 30, 2007.

Liquidity and Capital Resources

Our primary ongoing source of capital is the cash flow generated from our operating activities supplemented by borrowings under our credit facility. Net cash generated from operating activities is a function of production volumes and commodity prices, both of which are inherently volatile and unpredictable, as well as operating efficiency and costs. Our business, as with other extractive businesses, is a depleting one in which each gas equivalent unit produced must be replaced or our asset base and capacity to generate revenues in the future will shrink. Our overall expected future production decline is estimated to be approximately 22% per year. Less predictable than production declines from our proved reserves is the impact of constantly changing oil and natural gas prices on cash flows.  We attempt to mitigate the price risk with our hedging program. Reserves and production volumes are influenced, in part, by the amount of future capital expenditures. In turn, capital expenditures are influenced by many factors including drilling results, oil and natural gas prices, industry conditions, prices, availability of goods and services and the extent to which oil and gas properties are acquired.

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

We had $230.0 million of total borrowings outstanding under our Revolving Facility at June 30, 2007. Our Revolving Facility matures on January 31, 2011. We have received significant funds through equity transactions in the past, including through offerings of our common stock and preferred stock and the exercise of warrants and stock options. We typically do not, however, rely on proceeds from the exercise of warrants and stock options to sustain our business, as the timing of those proceeds is unpredictable.

Significant changes to working capital may affect our liquidity in the short term. Price increases since year-end 2006 and the acquisition of the Smith assets contributed to the large increase in Accounts Receivable, Trade. We also had a significant increase in outstanding debt which resulted in the increase in interest payable at June 30, 2007. The Smith Acquisition was the largest in our history and therefore has had and will continue to have a significant impact on our liquidity. The change in fair market value of our derivative instruments from a net asset at December 31, 2006 to a net liability at June 30, 2007 is indicative of potential future cash payments on our outstanding derivative positions, which are scheduled to settle in future months. When our derivative financial instruments require us to pay a cash settlement, we are receiving higher cash inflows on the sale of unhedged production at higher prices, providing us with funds needed to cover settlements when they come due.

After considering the impact of these working capital changes and our forecasts of future results of operations, we believe that cash flows from operating activities, as supplemented by borrowings under our Revolving Facility, combined with our ability to control the timing of certain of our future exploration and development requirements, will provide us with the flexibility and liquidity to meet our planned capital requirements for 2007.  As of June 30, 2007, we have $90.0 million in unused borrowing capacity under our Revolving Facility.

We had cash and cash equivalents at June 30, 2007 of $8.7 million consisting primarily of short-term money market investments, as compared to $2.1 million at December 31, 2006.  Working capital was $9.9 million as of June 30, 2007, as compared to $10.2 million at December 31, 2006. Our sources and uses of cash were as follows:

	For the Six Months Ended June 30,
	2007	2006
	(in thousands)
Net Cash Provided By Operating Activities	$65,440	$46,370

Net Cash Used In Investing Activities	(431,032)	(65,226)

Net Cash Provided By Financing Activities	372,185	20,570

Net Cash Provided By Operating Activities - The increase in cash flows provided by operating activities for the first half of 2007 as compared the same period in 2006 is primarily a result of higher cash revenues.  The increase in cash flows provided by operating activities is also attributable to changes in our working capital. The most significant is the increase in accrued liabilities due to increased activity from acquiring the Smith assets.

Net Cash Used In Investing Activities - We reinvest a substantial portion of our cash flows in our drilling, acquisition, land and geophysical activities.  During the first half of 2007, our largest expenditure was the Smith Acquisition. We also spent $42.6 million on our drilling and operating program during the first half of 2007.  We logged 19 wells thus far in 2007, 17 of which were apparent successes.  Leasehold and geological and geophysical activities accounted for expenditures of $9.7 million in the first half of 2007. The remaining capital expenditures were associated with computer hardware, office equipment and other miscellaneous capital charges. Proceeds from the sale of an interest in one of our Louisiana oil and gas properties totaled $1.1 million. During the first half of 2006, we spent $60.1 million on our drilling and operating program. In addition to drilling that was in progress at year-end 2005, we drilled 35 gross wells during the six months ended June 30, 2006, all but seven of which were apparent successes. Leasehold acquisitions, including seismic data and other geological and geophysical expenditures totaled $7.7 million for the six months ended June 30, 2006. The remaining capital expenditures were associated with computer hardware and office equipment and other miscellaneous capital charges. Proceeds from the sale of oil and gas properties totaled $0.6 million during the six months ended June 30, 2006, which represents the divestiture of our Buckeye properties which closed in April 2006.

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

Net Cash Provided By Financing Activities - During the six months ended June 30, 2007, our net borrowings under our Revolving Facility (as defined below) were $101.0 million due to the closing of the Smith Acquisition. We also incurred deferred loan costs related to the Revolving Facility. We received $276.5 million in net proceeds from the issuance of common stock and preferred stock in our public offerings completed to partially finance the Smith Acquisition.

We expect to utilize our Revolving Facility to supplement timing differences in our projected cash inflows and outflows and smaller acquisitions. As of June 30, 2007, we also had approximately $101.5 million available under our then-existing shelf registration statement for the issuance of securities to raise cash for larger acquisitions. In July 2007, subsequent to quarter-end, we replaced this shelf registration statement, and registered up to $500 million in securities for future offerings under a new shelf registration statement (see Note 4 to our consolidated financial statements).  We believe we will be able to generate capital resources and liquidity sufficient to meet our financial obligations as they come due.

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

On January 30, 2007, we also entered into a Fourth Amended and Restated Credit Agreement (the “Agreement”) for a new Revolving Credit Facility with Union Bank of California (“UBOC”), as administrative agent and issuing lender, and the other lenders party thereto. Pursuant  to the Agreement, UBOC will act as the administrative agent for a senior, first lien secured borrowing base revolving credit facility (the “Revolving Facility”) in favor of the Company and certain of its wholly-owned subsidiaries in an amount equal to $750 million, of which only $320 million was available under the borrowing base established at the closing. The Revolving Facility has a letter of credit sub-limit of $20 million. In connection with the Revolving Facility, we paid the lenders fees in an amount equal to 1.00% of the initial borrowing base established under the Revolving Facility, or $3.2 million, on January 31, 2007.  We also paid approximately $0.6 million for certain other administrative fees, legal fees, fronting fees and work fees in connection with the Revolving Facility. The aggregate fees of $3.8 million (of which $0.1 million was paid in December 2006) were recorded to deferred loan costs and are being amortized over the maturity of the Revolving Facility.

The Revolving Facility matures on January 31, 2011 and bears interest at LIBOR plus an applicable margin ranging from 1.25% to 2.5% or Prime plus a margin of up to 0.25%, with an unused commitment fee ranging from 0.50% to 0.25%. At June 30, 2007, all of our outstanding borrowings were LIBOR based, consisting of two tranches of borrowings at interest rates of 7.09% and 7.10%. As of June 30, 2007, $230 million in total borrowings were outstanding under the Revolving Facility. Our available borrowing capacity under the Revolving Facility was $90 million at June 30, 2007.  The borrowing base of $320 million was reconfirmed by our lenders during the second quarter of 2007.

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

•                  A maximum leverage ratio requires that as of the last day of each fiscal quarter the ratio of (a) Total Indebtedness (as defined in the Agreement) to (b) an amount equal to consolidated EBITDAX be not greater than 3.0 to 1.0, calculated on a cumulative quarterly basis for the first 12 months after the closing of the Revolving Facility and then on a rolling four quarter basis.

Consolidated EBITDAX is a component of negotiated covenants with our lender and is discussed here as part of the Company’s disclosure of its covenant obligations. The Revolving Facility includes other covenants and events of default that are customary for similar facilities.

In December 2006, UBOC provided us a commitment letter for a $250 million senior, second lien secured bridge loan facility (the “Bridge Loan Facility”). The Bridge Loan Facility, along with the Revolving Facility, were intended to replace our Prior Credit Facility and to fund the closing of the Smith Acquisition (see Note 10) if we were unable to complete one or both of our intended public offerings. Due to the successful completion of the public offering of common stock and 5.75% Series A cumulative convertible perpetual preferred stock on January 30, 2007, we did not enter into the Bridge Loan Facility. We paid an amount equal to 0.50% of the commitment under the Bridge Loan Facility, or $1.3 million, on January 31, 2007, which is included in interest expense.

Shelf Registration Statement & Offerings

During the second quarter 2007, we filed a registration statement with the SEC which, as amended in a third quarter filing, registered securities of up to $500 million of any combination of debt securities, preferred stock, common stock or warrants for debt securities or equity securities of the Company and guarantees of debt securities by the Company’s subsidiaries. Net proceeds, terms and pricing of the offering of securities issued under the shelf registration statement will be determined at the time of the offerings. The shelf registration statement does not provide assurance that we will or could sell any such securities. Our ability to utilize our shelf registration statement for the purpose of issuing, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or equity securities will depend upon, among other things, market conditions and the existence of investors who wish to purchase our securities at prices acceptable to us.  The shelf registration statement replaces a previous shelf registration statement, which registered offerings of up to $390 million of securities.

In January 2007, we completed an offering of 10.925 million shares of our common stock and 2.875 million shares of 5.75% Series A cumulative convertible perpetual preferred stock. The shares were offered to the public at a price of $13.25 per share of common stock and $50.00 per share of preferred stock. We received net proceeds of approximately $276.5 million from the offerings ($138.1 million from the common offering and $138.4 million from the preferred offering), after deducting underwriting discounts and commissions and the expenses of the offerings.

Convertible Preferred Stock

As noted above, we completed the public offering of 2,875,000 shares of our 5.75% Series A cumulative convertible perpetual preferred stock (“Convertible Preferred Stock”) in January 2007.  We used the $138.4 million in net proceeds from this offering, along with the proceeds from the concurrent common stock offering and along with borrowings under our Revolving Facility, to finance the Smith Acquisition and to refinance our Prior Credit Facility.

Dividends.  The Convertible Preferred Stock accumulates dividends at a rate of $2.875 for each share of Convertible Preferred Stock per year. Dividends are cumulative from the date of first issuance and, to the extent payment of dividends is not prohibited by our debt agreements, assets are legally available to pay dividends and our board of directors or an authorized committee of our board declares a dividend payable, we will pay dividends in cash, every quarter.  The first payment was made on April 15, 2007 for the partial period from issuance through April 15, 2007, and the second payment, which was the first full quarterly dividend, was made on July 16, 2007.

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

Risk Management Activities – Derivatives & Hedging

Due to the volatility of oil and natural gas prices, we periodically enter into price-risk management transactions (e.g. swaps, collars and floors) for a portion of our oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from commodity price fluctuations.  While the use of these arrangements limits our ability to benefit from increases in the price of oil and natural gas, it also reduces our potential exposure to adverse price movements. Our arrangements, to the extent we enter into any, apply to only a portion of our production, provide only partial price protection against declines in oil and natural gas prices and limit our potential gains from future increases in prices. None of these instruments are used for trading purposes. The use of derivative instruments involves the risk that the counterparties to such instruments will be unable to meet the financial obligations of such contracts. On a quarterly basis, our management reviews all of our price-risk management policies, including volumes, types of instruments and counterparties. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation and concurrence by the President and Chairman of the Board.  Our Board of Directors monitors our price-risk management policies and trades on a monthly basis.

All of these price-risk management transactions are considered derivative instruments and accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). These derivative instruments are intended to hedge our price risk and may be considered hedges for economic purposes. There are two types of accounting treatments for derivatives, (i) mark-to-market accounting and (ii) cash flow hedge accounting. For discussion of these accounting treatments, see Note 9 to our consolidated financial statements.  We currently apply mark-to-market accounting treatment to all of our derivative contracts. The following table provides additional information regarding our various derivative transactions that were recorded at fair value on the balance sheet as of June 30, 2007.

(in thousands)
Fair value of contracts outstanding at December 31, 2006	$5,187
Contracts realized or otherwise settled during the period	1,647
Fair value at June 30, 2007 of new contracts entered into during 2007:
Asset	285
Liabilit	(7,557)
Changes in fair values attributable to changes in valuation techniques and assumptions	—
Other changes in fair values	(5,837)
Fair values of contracts outstanding at June 30, 2007	$(6,275)

The following table details the fair value of our commodity-based derivative contracts by year of maturity and valuation methodology as of June 30, 2007.

	Fair Value of Contracts at June 30, 2007
Source of Fair Value	Maturity less than 1 year	Maturity 1- 3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total fair value
	(in thousands)
Prices actively quoted:	—	—	—	—	—
Prices provided by other external sources:
Asset	262	—	—	—	262
Liability	(2,788)	(3,749)		—	(6,537)
Prices based on models and other valuation methods:	—	—	—		—
Total	$(2,526)	$(3,749)	$—	$—	$(6,275)

Tax Matters

At June 30, 2007, we had cumulative net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $61.0 million. The estimated NOLs presented herein assume that certain items, primarily intangible drilling costs, have been written off for tax purposes in the current year. However, we have not made a final determination if an election will be made to capitalize all or part of these items for tax purposes in the future.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. FIN 48 also requires that the amount of interest expense to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return. We also adopted FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”) as of January 1, 2007, which provides that a company’s tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future.  At January 1, 2007 we recorded the cumulative effect of the change in accounting principle as a $534,035 decrease in the opening balance of retained earnings. We had no reserves prior to adoption at January 1, 2007.  We recognize interest and penalties related to unrecognized tax benefits in tax expense. However, we had not accrued interest or penalties at June 30, 2007.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and commodity prices.  We use a Revolving Facility with a floating interest rate. We are not subject to fair value risk resulting from changes in our floating interest rates.  The use of floating rate debt instruments provides a benefit due to downward interest rate movements but does not limit us to exposure from future increases in interest rates.  Based on the June 30, 2007 outstanding borrowings and interest rates of 7.09% and 7.10% applied to various borrowings, a 10% change in interest rates would result in an increase or decrease of interest expense of approximately $1.6 million on an annual basis.

In the normal course of business, we enter into hedging transactions, including commodity price collars, swaps and floors, to mitigate our exposure to commodity price movements, but not for trading or speculative purposes.  Please refer to Note 9 to our consolidated financial statements. While the use of these arrangements may limit the benefit to us of increases in the price of oil and natural gas, it also limits the downside risk of adverse price movements.  The use of derivative instruments also involves the risk that the counterparties to such instruments will be unable to meet the financial obligations of such contracts.  The following is a list of contracts outstanding as of June 30 2007:

Transaction Date	Transaction Type	Beginning	Ending	Price Per Unit	Volumes Per Day	Fair Value Outstanding as of June 30, 2007
						(in thousands)
Natural Gas (1):
01/07	Collar	02/01/07	12/31/07	$7.02-$9.00	15,000 MMbtu	$483
01/07	Collar	02/01/07	12/31/07	$7.00-$9.00	15,000 MMbtu	473
01/07	Collar	02/01/07	12/31/07	$7.00-$9.00	10,000 MMbtu	285
01/07	Collar	01/01/08	12/31/08	$7.50-$9.00	20,000 MMbtu	(1,947)
01/07	Collar	01/01/08	12/31/08	$7.50-$9.00	10,000 MMbtu	(885)
01/07	Collar	01/01/08	12/31/08	$7.50-$9.02	10,000 MMbtu	(951)
04/07	Collar	01/01/09	12/31/09	$7.75-$10.00	10,000 MMbtu	(44)
Crude Oil (2):
08/06	Collar	01/01/07	12/31/07	$70.00-$87.50	400 Bbl	212
12/06	Swap	01/01/07	12/31/07	$66.00	600 Bbl	(597)
12/06	Swap	01/01/08	12/31/08	$66.00	1,500 Bbl	(3,304)
						$(6,275)

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

At June 30, 2007, the fair value of the outstanding derivatives was a net liability of approximately $6.3 million. A 10% change in the commodity price per unit, as long as the price is either above the ceiling or below the floor price, would cause the fair value total of the derivative instruments to increase or decrease by approximately $0.9 million.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We and the other oil company defendants participated in a mediation regarding the remaining claims in this lawsuit with the Montet plaintiffs on May 10, 2007.  All remaining claims were settled for a total agreed payment to the Montet plaintiffs of $3.5 million.  Ours and the Sfondrini Partnerships’ share of the settlement amount were $118,333 and $502,917, respectively, for a total of $621,250, which amounts were paid by insurance.  As part of the settlement, Mid-Continent Casualty Company and one other insurer agreed to cover and pay the full share of the Montet settlement amount attributable to us and the Sfondrini Partnerships in return for mutual releases under the policies involved and for a joint dismissal of all claims asserted by the parties in the suit for declaratory judgment filed by Mid-Continent against us and the Sfondrini Partnerships in federal district court in Houston.  Also as part of the settlement, we reimbursed the Sfondrini Partnerships for certain attorneys’ fees in the amount of $62,500.  The settlement with the Montet plaintiffs was finalized in writing in June 2007, all defendants have paid their respective shares of the amounts owed, and the plaintiffs and defendants filed a joint motion to dismiss with the court on August 3, 2007.

David Blake, et al. v. Edge Petroleum Corporation – On September 19, 2005, David Blake and David Blake, Trustee of the David and Nita Blake 1992 Children’s Trust filed suit against us in state district court in Goliad County, Texas alleging breach of contract for failure and refusal to transfer overriding royalty interests to plaintiffs in at least five leases in Goliad County, Texas and failure and refusal to pay monies to Blake pursuant to such overriding royalty interests for wells completed on the leases. The plaintiffs seek relief of (1) specific performance of the alleged agreement, including granting of overriding royalty interests by us to Blake; (2) monetary damages for failure to grant the overriding royalty interests; (3) exemplary damages for his claims of business disparagement and slander; (4) monetary damages for tortuous interference; and (5) attorneys’ fees and court costs. Venue of the case was transferred to Harris County, Texas by agreement of the litigants.  We have served plaintiffs with discovery and have filed a counterclaim and an amended counterclaim joining various related entities that are controlled by plaintiffs.  In addition, plaintiffs have filed an amended complaint alleging claims of slander of title and tortuous interference related to its alleged right to receive an overriding royalty interest from a third party.  Plaintiffs currently have on file an amended motion for summary judgment, to which we have filed a response.  In addition, we have filed a motion for summary judgment on the plaintiffs’ case.  In December 2006, the court denied our motion for summary judgment.  The court has not ruled on Blake’s motion.  The trial was scheduled to begin September 10, 2007, but has been passed and the new trial has been set for March 3, 2008.  Discovery in the case has commenced and is continuing. We have responded aggressively to this lawsuit, and believe it has meritorious defenses and counterclaims.

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

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds	None
Item 3 - Defaults Upon Senior Securities	None

Item 4 - Submission of Matters to a Vote of Security Holders

Our stockholders voted on the following matters at the Annual Meeting of Stockholders on May 23, 2007:

	For	Against	Withheld	Abstain	Broker Non- Votes
(A) Election of Directors:
Robert W. Shower	25,887,827	—	686,885	—	—
David F. Work	25,327,756	—	1,246,956	—	—
(B) Approval of the Appointment of BDO Seidman, LLP as Independent Registered Public Accounting Firm for 2007.	26,424,402	102,955	—	47,355	—

In addition to the election of the directors indicated above, the following directors continued as directors following the meeting: Thurmon M. Andress, Vincent S. Andrews, Jonathan M. Clarkson, Michael A. Creel, John W. Elias and John Sfondrini.

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

Agreement and Amendment No. 1 to Third Amended and Restated Credit Agreement dated May 31, 2005 among Edge Petroleum Corporation, Edge Petroleum Exploration Company, Edge Petroleum Operating Company, Inc., Miller Exploration Company and Miller Oil Corporation, as borrowers, the lenders thereto and Union Bank of California, N.A., a national banking association, as agent for the lenders (Incorporated by reference from Exhibit 4.2 to the Company’s Quarterly Report on Form 10- Q for the quarterly period ended June 30, 2005).

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

†10.2	—	Stock Option Plan of Edge Petroleum Corporation, a Texas corporation (Incorporated by reference from exhibit 10.13 to the Company’s Registration Statement on Form S-4 (Registration No. 333- 17269)).

†10.3	—

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

†10.24	—	New Base Salaries of Executive Officers (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2007).

*31.1	—	Certification by John W. Elias, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	—	Certification by Michael G. Long, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d- 14(a) under the Securities Exchange Act of 1934.

*32.1	—

Certification by John W. Elias, Chief Executive Officer, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

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

EDGE PETROLEUM CORPORATION,
A DELAWARE CORPORATION
(REGISTRANT)

Date	August 9, 2007	/s/ John W. Elias
John W. Elias
Chairman of the Board,
President and Chief Executive Officer

Date	August 9, 2007	/s/ Michael G. Long
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

Agreement and Amendment No. 1 to Third Amended and Restated Credit Agreement dated May 31, 2005 among Edge Petroleum Corporation, Edge Petroleum Exploration Company, Edge Petroleum Operating Company, Inc., Miller Exploration Company and Miller Oil Corporation, as borrowers, the lenders thereto and Union Bank of California, N.A., a national banking association, as agent for the lenders (Incorporated by reference from Exhibit 4.2 to the Company’s Quarterly Report on Form 10- Q for the quarterly period ended June 30, 2005).

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

†10.2	—	Stock Option Plan of Edge Petroleum Corporation, a Texas corporation (Incorporated by reference from exhibit 10.13 to the Company’s Registration Statement on Form S-4 (Registration No. 333- 17269)).

†10.3	—

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

* Filed herewith.

† Denotes management or compensatory contract, arrangement or agreement.

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

†10.24	—	New Base Salaries of Executive Officers (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2007).

*31.1	—	Certification by John W. Elias, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	—	Certification by Michael G. Long, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d- 14(a) under the Securities Exchange Act of 1934.

*32.1	—

Certification by John W. Elias, Chief Executive Officer, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*32.2	—

Certification by Michael G. Long, Chief Financial and Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

* Filed herewith.

† Denotes management or compensatory contract, arrangement or agreement.