Form 10-Q
period 2007-09-30
EDGE PETROLEUM CORP
filed 2007-11-08
CIK 1021010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2007
Common Stock	28,541,360

EDGE PETROLEUM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EDGE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$2,081
Accounts receivable, trade, net of allowance	20,801	17,738
Accounts receivable, joint interest owners, net of allowance	12,329	2,217
Deferred tax asset	3,291	—
Derivative financial instruments	995	5,945
Other current assets	4,346	3,959
Total current assets	41,762	31,940
PROPERTY AND EQUIPMENT, net – full cost method of accounting for oil and natural gas properties (including unproved costs of $71.4 million and $57.6 million at September 30, 2007 and December 31, 2006, respectively)	708,302	289,457
OTHER ASSETS	3,470	260
TOTAL ASSETS	$753,534	$321,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, trade	$10,028	$3,953
Accrued liabilities	32,186	16,638
Accrued interest payable	1,144	541
Deferred tax liability	—	433
Asset retirement obligation – current	407	213
Derivative financial instruments	2,742	—
Total current liabilities	46,507	21,778
ASSET RETIREMENT OBLIGATION – long-term	4,162	3,158
DERIVATIVE FINANCIAL INSTRUMENTS	1,033	758
DEFERRED TAX LIABILITY	20,988	10,911
OTHER NON-CURRENT LIABILITIES	534	—
LONG-TERM DEBT	240,000	129,000
Total liabilities	313,224	165,605
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 2,875,000 issued and outstanding at September 30, 2007 and none at December 31, 2006	29	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 28,530,705 and 17,442,229 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	285	174
Additional paid-in capital	420,972	141,685
Retained earnings	19,024	14,193
Total stockholders’ equity	440,310	156,052
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$753,534	$321,657

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
OIL AND NATURAL GAS REVENUE:
Oil and natural gas sales	$42,045	$30,227	$128,645	$94,321
Gain (loss) on derivatives	6,139	5,714	(3,676)	10,492
Total revenue	48,184	35,941	124,969	104,813

OPERATING EXPENSES:
Oil and natural gas operating expenses	4,525	2,417	11,953	6,866
Severance and ad valorem taxes	3,755	2,280	9,951	7,105
Depletion, depreciation, amortization and accretion	23,815	16,979	63,421	49,317
Impairment of oil and natural gas properties	—	96,942	—	96,942
General and administrative expenses	4,269	4,001	13,717	10,473
Bad debt expense	—	—	482	—
Total operating expenses	36,364	122,619	99,524	170,703
OPERATING INCOME (LOSS)	11,820	(86,678)	25,445	(65,890)

OTHER INCOME AND EXPENSE:
Interest income	109	36	288	106
Interest expense, net of amounts capitalized	(2,201)	(804)	(7,891)	(2,017)
Amortization of deferred loan costs	(242)	(41)	(738)	(124)
INCOME (LOSS) BEFORE INCOME TAXES	9,486	(87,487)	17,104	(67,925)
INCOME TAX (EXPENSE) BENEFIT	(3,460)	30,607	(6,229)	23,732
NET INCOME (LOSS)	6,026	(56,880)	10,875	(44,193)
Preferred Stock Dividends	(2,066)	—	(5,510)	—
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$3,960	$(56,880)	$5,365	$(44,193)

BASIC EARNINGS (LOSS) PER SHARE	$0.14	$(3.27)	$0.20	$(2.55)
DILUTED EARNINGS (LOSS) PER SHARE	$0.14	$(3.27)	$0.19	$(2.55)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	28,523	17,419	27,300	17,344
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	28,859	17,419	27,577	17,344

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
NET INCOME (LOSS)	$6,026	$(56,880)	$10,875	$(44,193)
Preferred Stock Dividends	(2,066)	—	(5,510)	—
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	3,960	(56,880)	5,365	(44,193)

OTHER COMPREHENSIVE INCOME, net of tax:

Reclassification of derivative losses (1)	—	—	—	1,713
Other comprehensive income	—	—	—	1,713
COMPREHENSIVE INCOME (LOSS)	$3,960	$(56,880)	$5,365	$(42,480)

(1) net of income taxes of	$—	$—	$—	$922

See accompanying notes to the consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,875	$(44,193)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized (gain) loss on the fair value of derivatives	7,968	(7,755)
Deferred income taxes	6,147	(23,732)
Depletion, depreciation, amortization and accretion	63,421	49,317
Impairment of oil and natural gas properties	—	96,942
Amortization of deferred loan costs	738	124
Bad debt expense	482	—
Stock based compensation costs	3,065	1,894
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, trade	(3,545)	7,179
(Increase) decrease in accounts receivable, joint interest owners	(10,112)	1,066
Increase in other assets	(971)	(703)
Increase (decrease) in accounts payable, trade	6,075	(4,457)
Increase (decrease) in accrued liabilities	13,826	(5,368)
Increase in accrued interest payable	603	408

Net cash provided by operating activities	98,572	70,722

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas property and equipment additions	(102,495)	(87,821)
Acquisition of assets in January 2007	(379,876)	—
Decrease in drilling advances	310	2,573
Proceeds from the sale of oil and natural gas properties	1,302	568

Net cash used in investing activities	(480,759)	(84,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	255,000	30,000
Repayments of long-term debt	(144,000)	(15,000)
Preferred dividends paid	(3,788)	—
Proceeds of preferred stock offering	143,750	—
Costs of preferred stock offering	(5,315)	—
Proceeds of common stock offering	144,756	—
Costs of common stock offering	(6,665)	—
Net proceeds from issuance of common stock	42	576
Deferred loan costs	(3,674)	(8)

Net cash provided by financing activities	380,106	15,568

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,081)	1,610

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,081	666

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$2,276

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
	(in thousands)
BALANCE, DECEMBER 31, 2006	—	$—	17,442	$174	$141,685	$14,193	$156,052

Issuance of preferred stock	2,875	29	—	—	143,721	—	143,750

Costs of preferred stock offering	—	—	—	—	(5,315)	—	(5,315)

Issuance of common stock	—	—	10,925	109	144,647	—	144,756

Costs of common stock offering	—	—	—	—	(6,665)	—	(6,665)

Issuance of common stock	—	—	164	2	812	—	814

Stock based compensation costs	—	—	—	—	2,294	—	2,294

Tax benefit associated with exercise of non-qualified stock options	—	—	—	—	(207)	—	(207)

Adoption of FIN 48	—	—	—	—	—	(534)	(534)

Preferred stock dividends	—	—	—	—	—	(5,510)	(5,510)

Net income	—	—	—	—	—	10,875	10,875

BALANCE, SEPTEMBER 30, 2007	2,875	$29	28,531	$285	$420,972	$19,024	$440,310

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

In the measurement of impairment of oil and gas properties, the successful-efforts method follows the guidance provided in Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, where the first measurement for impairment is to compare the net book value of the related asset to its undiscounted future cash flows using commodity prices consistent with management expectations. The full-cost method follows guidance provided in SEC Regulation S-X Rule 4-10, where impairment is determined by the “ceiling test,” whereby to the extent that such capitalized costs subject to amortization in the full-cost pool (net of accumulated depletion, depreciation and amortization, and related tax effects) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to expense. Once incurred, an impairment of oil and natural gas properties is not reversible at a later date. A ceiling test impairment could result in a significant loss for a reporting period; however, future depletion expense would be correspondingly reduced. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with the Company’s quarterly and annual SEC filings. For the third quarter 2007, the Company elected to use a pricing date subsequent to the balance sheet date, as allowed by SEC guidelines, to calculate the full-cost ceiling. Using prices as of October 19, 2007, no ceiling test impairment was required during the quarter ended September 30, 2007. Had the Company used prices in effect as of the balance sheet date, an impairment of $16.9 million ($11.0 million net of tax) would have been recorded in the third quarter of 2007. The Company recorded a non-cash ceiling test impairment of $96.9 million ($63.0 million net of tax) during the quarter ended September 30, 2006.

In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 103, Update of Codification of Staff Accounting Bulletins, derivative instruments qualifying as cash flow hedges are to be included in the computation of limitation on capitalized costs. Since January 1, 2006, the Company has not applied cash flow hedge accounting to any derivative contracts (see Note 8), therefore the ceiling test at September 30, 2007 and 2006 was not impacted by the value of our derivatives.

Oil and natural gas properties are amortized based on a unit-of-production method using estimates of proved reserve quantities. Oil and natural gas liquids (“NGL”s) are converted to a gas equivalent basis (“Mcfe”) at the rate of one barrel equals six Mcf. In accordance with SAB No. 106, Interaction of Statement 143 and the Full Cost Rules, the amortizable base includes estimated future development and dismantlement costs, and restoration and abandonment costs, net of estimated salvage values. Investments in unproved properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs. Unproved properties are evaluated quarterly, and as needed, for impairment on a property-by-property basis. If the results of an assessment indicate that an unproved property is impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. Oil and natural gas properties included costs of $71.4 million and $57.6 million at September 30, 2007 and December 31, 2006, respectively, related to unproved property, which were excluded from capitalized costs being amortized.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

Accounts Receivable and Allowance for Doubtful Accounts - The Company routinely assesses the recoverability of all material trade and other receivables to determine its ability to collect the receivables in full. Accounts Receivable, Trade includes an “allowance” for doubtful accounts of $0.2 million and $0.5 million at September 30, 2007 and December 31, 2006, respectively. Accounts Receivable, Joint Interest Owners includes an “allowance” for doubtful accounts of $3,200 at both September 30, 2007 and December 31, 2006.

Inventories – Inventories consist principally of tubular goods and production equipment for wells and facilities. They are stated at the lower of weighted-average cost or market and are included in Other Current Assets on the consolidated balance sheet.

Asset Retirement Obligations – The Company records a liability for legal obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and gas properties is increased. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset. The changes to the Asset Retirement Obligations (“ARO”) for oil and natural gas properties and related equipment during the nine months ended September 30, 2007 and 2006 are as follows:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
ARO, Beginning of Period	$3,371	$2,767
Liabilities incurred in the current period	1,018	370
Liabilities settled in the current period	(26)	(129)
Accretion expense	206	137
Revisions	—	10
ARO, End of Period	$4,569	$3,155

Current Portion	$407	$213
Long-Term Portion	$4,162	$2,942

During the nine months ended September 30, 2007, ARO liabilities incurred include 200 new well obligations, including the properties acquired in January 2007 (see Note 9), and liabilities settled include five wells that were plugged.

Share-Based Compensation – The Company accounts for share-based compensation in accordance with the provisions of SFAS No. 123R, Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. Share-based compensation for the nine months ended September 30, 2007 was approximately $2.3 million, of which $1.9 million is included in general and administrative expenses (“G&A”) and $0.4 million is capitalized to oil and natural gas properties. Share-based compensation for the nine months ended September 30, 2006 was approximately $1.2 million, of which $0.9 million was included in G&A and $0.3 million was capitalized to oil and natural gas properties.

During the nine months ended September 30, 2007, 284,300 restricted stock units (“RSUs”) were granted. At September 30, 2007, 578,900 RSUs were outstanding, all of which are classified as equity instruments. No options were granted during the nine months ended September 30, 2007. During the first nine months of 2007, 7,000 options were exercised, resulting in 643,700 options outstanding at period end.

Income Taxes - Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN 48”). This interpretation clarified the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognitions, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company also adopted FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”) as of January 1, 2007. FSP FIN 48-1 provides that a company’s tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future (see Note 6).

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also gives expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop fair value assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The Company is currently assessing the impact that SFAS No. 157 will have on its financial statements.

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

On January 30, 2007, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Agreement”) for a new Revolving Credit Facility with Union Bank of California (“UBOC”), as administrative agent and issuing lender, and the other lenders party thereto. Pursuant  to the Agreement, UBOC acts as the administrative agent for a senior, first lien secured borrowing base revolving credit facility (the “Revolving Facility”) in favor of the Company and certain of its wholly-owned subsidiaries in an amount equal to $750 million, of which only $320 million is available under the borrowing base currently in effect. The Revolving Facility has a letter of credit sub-limit of $20 million. In connection with the Revolving Facility, the Company paid the lenders fees in an amount equal to 1.00% of the initial borrowing base established under the Revolving Facility, or $3.2 million, on January 31, 2007.  The Company also paid approximately $0.6 million for certain other administrative fees, legal fees, fronting fees and work fees in connection with the Revolving Facility. The aggregate fees of $3.8 million (of which $0.1 million was paid in December 2006) were recorded to deferred loan costs and are being amortized over the maturity of the Revolving Facility.

The Revolving Facility matures on January 31, 2011 and bears interest at LIBOR plus an applicable margin ranging from 1.25% to 2.5% or Prime plus a margin of up to 0.25%, with an unused commitment fee ranging from 0.50% to 0.25%. At September 30, 2007, the interest rates applied to the Company’s outstanding Prime and LIBOR borrowings were 7.75% and 7.47%, respectively. As of September 30, 2007, $240 million in total borrowings were outstanding under the Revolving Facility. The Company’s available borrowing capacity under the Revolving Facility was $80 million at September 30, 2007. The borrowing base of $320 million was reconfirmed by the lenders during the second quarter of 2007, and will be redetermined in the fourth quarter of 2007.

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

In December 2006, UBOC provided the Company a commitment letter for a $250 million senior, second lien secured bridge loan facility (the “Bridge Loan Facility”). The Bridge Loan Facility, along with the Revolving Facility, were intended to replace the Company’s Prior Credit Facility and to fund the closing of the January 2007 Acquisition (see Note 9) if the Company was unable to complete one or both of its intended public offerings. Due to the successful completion of the public offering of common stock and 5.75% Series A cumulative convertible perpetual preferred stock on January 30, 2007, the Company did not enter into the Bridge Loan Facility. The Company paid an amount equal to 0.50% of the commitment under the Bridge Loan Facility, or $1.3 million, on January 31, 2007, which is included in interest expense.

3.   SHELF REGISTRATION STATEMENT

In the third quarter 2007, the SEC declared effective the Company’s registration statement filed with the SEC that registered securities of up to $500 million of any combination of debt securities, preferred stock, common stock, warrants for debt securities or equity securities of the Company and guarantees of debt securities by the Company’s subsidiaries. Net proceeds, terms and pricing of the offering of securities issued under the shelf registration statement will be determined at the time of the offerings. The shelf registration statement does not provide assurance that the Company will or could sell any such securities. The Company’s ability to utilize the shelf registration statement for the purpose of issuing, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or equity securities will depend upon, among other things, market conditions and the existence of investors who wish to purchase the Company’s securities at prices acceptable to the Company. As of November 7, 2007, the Company had $500 million available under its shelf registration statement.

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

	Common Stock Offering	Preferred Stock Offering
	(in thousands, except issue price)

Gross Proceeds	$144,756	$143,750
Underwriting discount	(6,152)	(4,672)
Other costs of offering	(513)	(643)
Net Proceeds	$138,091	$138,435

Shares issued	10,925	2,875
Issue price	$13.25	$50.00

4.   PREFERRED STOCK

The Company completed the public offering of 2,875,000 shares of its 5.75% Series A cumulative convertible perpetual preferred stock (“Convertible Preferred Stock”) in January 2007.

Dividends. The Convertible Preferred Stock accumulates dividends at a rate of $2.875 for each share of Convertible Preferred Stock per year. Dividends are cumulative from the date of first issuance and, to the extent payment of dividends is not prohibited by the Company’s debt agreements, assets are legally available to pay dividends and the board of directors or an authorized committee of the board declares a dividend payable, the Company will pay dividends in cash, every quarter. The first payment was made on April 15, 2007 for the partial period from issuance through April 15, 2007, and the second payment, which was the first full quarterly dividend, was paid on July 16, 2007. A third payment was made on October 15, 2007.

No dividends or other distributions (other than a dividend payable solely in shares of a like or junior ranking) may be paid or set apart for payment upon any shares ranking equally with the Convertible Preferred Stock (“parity shares”) or shares ranking junior to the Convertible Preferred Stock (“junior shares”), nor may any parity shares or junior shares be redeemed or acquired for any consideration by the Company (except by conversion into or exchange for shares of a like or junior ranking) unless all accumulated and unpaid dividends have been paid or funds therefor have been set apart on the Convertible Preferred Stock and any parity shares.

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

•                  on a parity with all of the Company’s other capital stock issued in the future, the terms of which expressly provide that it will rank on a parity with the shares of the Convertible Preferred Stock; and

•                  junior to all of the Company’s existing and future debt obligations and to all shares of its capital stock issued in the future, the terms of which expressly provide that such shares will rank senior to the shares of the Convertible Preferred Stock.

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

A “fundamental change” will be deemed to have occurred upon the occurrence of any of the following:

1. a “person” or “group” subject to specified exceptions, discloses that the person or group has become the direct or indirect ultimate “beneficial owner” of the Company’s common equity representing more than 50% of the voting power of its common equity other than a filing with a disclosure relating to a transaction which complies with the proviso in subsection 2 below;

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

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Net income (loss)	$6,026			$(56,880)
Less: Preferred stock dividends	(2,066)			—

Basic EPS
Net income (loss) available to common stockholders	3,960	28,523	$0.14	(56,880)	17,419	$(3.27)
Effect of dilutive securities:
Restricted stock units	—	101	—	—	—	—
Common stock options	—	235	—	—	—	—
Convertible preferred stock	—	—	—	—	—	—
Diluted EPS
Net income (loss) available to common stockholders plus assumed conversions	$3,960	28,859	$0.14	$(56,880)	17,419	$(3.27)

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Net income (loss)	$10,875			$(44,193)
Less: Preferred stock dividends	(5,510)			—

Basic EPS
Net income (loss) available to common stockholders	5,365	27,300	$0.20	(44,193)	17,344	$(2.55)
Effect of dilutive securities:
Restricted stock units	—	37	—	—	—	—
Common stock options	—	240	(0.01)	—	—	—
Convertible preferred stock	—	—	—	—	—	—
Diluted EPS
Net income (loss) available to common stockholders plus assumed conversions	$5,365	27,577	$0.19	$(44,193)	17,344	$(2.55)

In the calculation of diluted EPS for the three and nine months ended September 30, 2007, the 8.7 million shares of common stock resulting from an assumed conversion of the Company’s 5.75% Series A cumulative convertible perpetual preferred stock were excluded because the conversion would be anti-dilutive.

In the calculation of diluted EPS for the three and nine months ended September 30, 2006, the Company’s restricted stock units and common stock options were excluded because inclusion of the shares would be anti-dilutive.

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

The Company currently estimates that its effective tax rate for the year ending December 31, 2007 will be approximately 36.30%. A provision for income taxes of $6.2 million (36.30% of pre-tax income) was reported for the nine months ended September 30, 2007. An income tax benefit of $23.7 million (34.94% of pre-tax loss) was reported for the nine months ended September 30, 2006. The Company’s income tax provision in 2007 is primarily non-cash as the Company has NOL carryforwards available that were generated from drilling activity. Currently, the Company anticipates that it will pay a small amount of federal alternative minimum tax and has paid $5,400 in current state income tax, penalties and interest in 2007. The Company was required to pay federal alternative minimum taxes of $94,100 in the first nine months of 2006.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. FIN 48 also requires that the amount of interest expense to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return. The Company also adopted FSP FIN 48-1 as of January 1, 2007, which provides that a company’s tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. At January 1, 2007, the Company recorded the cumulative effect of the change in accounting principle as a $534,035 decrease in the opening balance of retained earnings. The Company had no reserves prior to adoption at January 1, 2007. The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. However, the Company has accrued no interest or penalties at September 30, 2007.

7.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. A summary of non-cash investing and financing activities is presented below:

Description	Number of Shares Issued	Fair Market Value
	(in thousands)
Nine months ended September 30, 2007:
Shares issued to satisfy restricted stock grants	130	$2,359
Shares issued to fund the Company’s matching contribution under the Company’s 401(k) plan	27	$372
Nine months ended September 30, 2006:
Shares issued to satisfy restricted stock grants	92	$1,277
Shares issued to fund the Company’s matching contribution under the Company’s 401(k) plan	16	$332

For the nine months ended September 30, 2007 and 2006, the non-cash portion of Asset Retirement Costs was $1.0 million and $0.3 million, respectively. Dividends declared but not yet paid were $2.1 million, of which $1.7 million was accrued at September 30, 2007, and none for the same prior year period. A supplemental disclosure of cash flow information is presented below:

	For the Nine Months Ended September 30,
	2007	2006
	(in thousands)
Cash paid during the period for:
Interest	$13,136	$5,281
Current state income tax	5	—
Federal alternative minimum tax payments	—	94

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

The following table reflects the realized and unrealized gains and losses included in revenue on the statement of operations:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Natural gas derivative realized settlements	$3,729	$2,737
Crude oil derivative realized settlements	563	—
Natural gas derivative unrealized change in fair value	(1,262)	7,117
Crude oil derivative unrealized change in fair value	(6,706)	638
Gain (loss) on derivatives	$(3,676)	$10,492

The fair value of outstanding derivative contracts reflected on the balance sheet were as follows:

						Fair Value of Outstanding
						Derivative Contracts as of
Transaction	Transaction			Price	Volumes	September 30,	December 31,
Date	Type	Beginning	Ending	Per Unit	Per Day	2007	2006
						(in thousands)
Natural Gas (1):
08/06	Collar (3)	01/01/2007	12/31/2007	$7.50-$11.50	5,000 MMBtu	$—	$2,301
08/06	Collar (3)	01/01/2007	12/31/2007	$7.50-$12.00	5,000 MMBtu	—	2,385
01/07	Collar (3)	02/01/2007	12/31/2007	$7.02-$9.00	15,000 MMBtu	538	—
01/07	Collar (3)	02/01/2007	12/31/2007	$7.00-$9.00	15,000 MMBtu	527	—
01/07	Collar	02/01/2007	12/31/2007	$7.00-$9.00	10,000 MMBtu	331	—
01/07	Collar	01/01/2008	12/31/2008	$7.50-$9.00	20,000 MMBtu	642	—
01/07	Collar	01/01/2008	12/31/2008	$7.50-$9.00	10,000 MMBtu	338	—
01/07	Collar	01/01/2008	12/31/2008	$7.50-$9.02	10,000 MMBtu	340	—
04/07	Collar	01/01/2009	12/31/2009	$7.75-$10.00	10,000 MMBtu	709	—

Crude Oil (2):
08/06	Collar	01/01/2007	12/31/2007	$70.00-$87.50	400 Bbl	(6)	1,047
12/06	Swap	01/01/2007	12/31/2007	$66.00	600 Bbl	(1,014)	212
12/06	Swap	01/01/2008	12/31/2008	$66.00	1,500 Bbl	(5,185)	(758)
						$(2,780)	$5,187

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

Two derivative contracts were entered into after September 30, 2007:

Transaction		Effective Dates			Volume Per
Date	Transaction Type	Beginning	Ending	Price Per Unit	Day
10/07	Natural Gas Collar (1)	01/01/2009	12/31/2009	$7.75-$10.08	10,000 MMBtu
10/07	Crude Oil Collar (2)	01/01/2009	12/31/2009	$70.00-$93.55	300 Bbl

(1)        The Company’s October 2007 natural gas collar was entered into on a per MMBtu delivered price basis, using the NYMEX Natural Gas Index. Mark-to-market accounting treatment will be applied to this contract and the change in fair value will be reflected in total revenue.

(2)        The Company’s October 2007 crude oil collar was entered into on a per barrel delivered price basis, using the West Texas Intermediate Light Sweet Crude Oil Index. Mark-to-market accounting treatment will be applied to this contract and the change in fair value will be reflected in total revenue.

9.   ACQUISITIONS & DIVESTITURES

South and southeast Texas asset acquisition in January 2007 - On November 16, 2006, the Company entered into two separate purchase and sale agreements (both of which were subsequently amended) with an unrelated privately held company for (A) (i) ownership interests in certain oil and natural gas properties located in

13 counties in southeast and south Texas, consisting of approximately 150 gross (74 net) producing wells from the private company and eight other owners who transferred their interests to the private company prior to the closing, (ii) an ownership interest in approximately 17,000 gross (12,250 net) developed acres and 56,000 gross (16,000 net) undeveloped acres of leasehold, (iii) 25% of the private company’s option and leasehold rights and exploration and development rights in an approximate 95 square mile exploration project area known as the Mission project area, also in south Texas, and (iv) certain gathering facilities and ownership of approximately 13 miles of natural gas gathering pipelines and related infrastructure serving certain producing assets in southeast Texas ((i) through (iv) collectively referred to as the “South and Southeast Texas Properties”); and (B) working interest, option and leasehold rights in two exploration ventures in separate areas, primarily in Texas, from the private company (the “Ventures” and collectively with the South and Southeast Texas Properties, the “Properties”). The combined cash purchase price paid at closing on January 31, 2007 was approximately $379.8 million for the South and Southeast Texas Properties and $10.0 million for the Ventures (which includes the deposit paid in December 2006). The purchase price for the South and Southeast Texas Properties was adjusted from the base purchase price of $385 million for, among other things, the results of operations of the South and Southeast Texas Properties between the January 1, 2007 effective date and the January 31, 2007 closing date. Accordingly, the Company’s consolidated results of operations include the South and Southeast Texas Properties beginning February 1, 2007. The Company expects further adjustments to the purchase price pursuant to the post-closing adjustment provisions of the amended purchase and sale agreements. The Company financed the purchase price of the Properties through public offerings of common and preferred stock (see Note 4) and borrowings under its Revolving Facility (see Note 2). The Company also capitalized approximately $1.0 million in other direct costs resulting from the acquisition and assumed ARO liabilities of $0.9 million.

The following unaudited pro forma results for the three and nine months ended September 30, 2006 show the effect on the Company’s consolidated results of operations as if the January 2007 Acquisition had occurred on January 1, 2006. The unaudited pro forma results for the nine months ended September 30, 2007 show the effect on the Company’s consolidated results of operations as if the January 2007 Acquisition had occurred on January 1, 2007. The pro forma results for the 2006 and 2007 periods presented are the result of combining the statement of income for the Company with the revenues and direct operating expenses of the Properties acquired adjusted for (1) assumption of ARO liabilities and accretion expense for the properties acquired, (2) depletion expense applied to the adjusted basis of the properties acquired using the purchase method of accounting, (3) depreciation expense for other non-oil and natural gas assets acquired, (4) interest expense on added borrowings necessary to finance the acquisition, (5) amortization of deferred loan costs for new loan costs related to the financing of the acquisition, (6) dividends payable on the Convertible Preferred Stock, (7) the related income tax effects of these adjustments based on the applicable statutory rates, and (8) the impact of common and preferred shares issued in public offerings completed to partially finance the January 2007 Acquisition. The pro forma information is based upon numerous assumptions, and is not necessarily indicative of future results of operations:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2006
	(unaudited)
	(in thousands, except per share amounts)
Total revenue	$59,235	$166,807
Net loss	(50,757)	(29,015)
Net loss available to common stockholders	(52,840)	(35,197)
Net loss per common share:
Basic	$(1.87)	$(1.25)
Diluted	$(1.87)	$(1.25)

For the Nine Months Ended
September 30, 2007
(unaudited)
(in thousands, except per share amounts)
Total revenue	$130,805
Net income	8,514
Net income available to common stockholders	2,347
Net income per common share:
Basic	$0.08
Diluted	$0.08

Chapman Ranch Field Acquisition in 2006 - On December 12, 2006, the Company executed an agreement to acquire certain working interests in the Chapman Ranch Field in Nueces County, Texas from Kerr-McGee Oil & Gas Onshore LP (“Kerr-McGee”), a wholly-owned subsidiary of Anadarko Petroleum Corporation. In late 2005, the Company acquired non-operated working interests in certain wells in this field. Upon the closing of the Kerr-McGee acquisition on December 28, 2006, the Company assumed the role of operator of the Chapman Ranch Field. The base purchase price of the acquisition was $26.0 million. The final adjusted purchase price was approximately $25.3 million (including a previously paid deposit of $2.6 million) as a result of adjustments for the results of operations between the December 1, 2006 effective date and the December 28, 2006 closing date, and other purchase price adjustments. The Company financed the purchase price of the Kerr-McGee acquisition through $24.0 million in borrowings under its Prior Credit Facility.

Divestitures - During January 2007, the Company divested a portion of its interest in a Louisiana well for a sales price of $1.1 million.

10. SUBSEQUENT EVENT

During the third quarter 2007, the Company elected to terminate one of the two Ventures in south Texas, which was entered into in January 2007 (as discussed in Note 9). The effective date of termination for this Venture was October 2, 2007. In exchange for returning all 3-D seismic data covering the area of mutual interest, the privately held company refunded the Company’s payments since January 2007 related to this exploration venture. In October 2007, the Company received and recorded $5.5 million, including the $5.0 million initial price paid for the Venture and $0.5 million in expenses related to the Venture, which were incurred and paid to the privately held company from January to September 2007.

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

Wade and Joyce Montet, et al., v. Edge Petroleum Corp of Texas, et al., consolidated with Rolland L. Broussard, et al., v. Edge Petroleum Corp of Texas, et al. - This was a consolidated suit, filed in state court in Vermilion Parish, Louisiana in September 2003. Plaintiffs were mineral/royalty owners under the Norcen-Broussard No. 1 and 2 wells, Marg Tex Reservoir C, Sand Unit A (Edge’s old Bayou Vermilion Prospect).  They claimed the operator at the time, Norcen Explorer, now Anadarko E&P Company (“Anadarko”), failed to “block squeeze” the sections of the No. 2 well, as a prudent operator, according to their allegations, would have done, to protect the gas reservoir from being flooded with water from adjacent underground formations. Plaintiffs further alleged Norcen was negligent in not creating a field-wide unit to protect their interests.  The allegations related to actions taken beginning in the early 1990’s. Plaintiffs named the Company and other working interest owners in the leases as defendants, including Norcen Explorer’s successors in interest, Anadarko. Plaintiffs originally sought damages, including interest, as high as $63 million for lost royalties and damages due to alleged devaluation of their mineral and property interests, plus attorneys’ fees. Of the 18.75% after-payout working interest that was originally reserved in the leases, the Company owned a 2.8% working interest at the time of the alleged acts or omissions. On September 6, 2005, the Company filed a third-party demand to join the other working interest owners who hold the remainder of the 18.75% working interest as third-party defendants in this case. These third-parties consist, for the most part, of partnerships that are directly or indirectly controlled by John Sfondrini, a director of the Company, and hold an aggregate 14.7% working interest (the “Sfondrini Partnerships”). Vincent Andrews, also a director of the Company, owns a minority interest in the corporate general partner of one of the partnerships.  The Sfondrini Partnerships consist of (1) Edge Group Partnership, a general partnership composed of limited partnerships of which Mr. Sfondrini and a company controlled by Mr. Sfondrini are general partners; (2) (A) Edge Option I Limited Partnership, (B) Edge Option II Limited Partnership and (C) Edge Option III Limited Partnership, limited partnerships of which Mr. Sfondrini and a company controlled by Mr. Sfondrini are general partners; and (3) BV Partners Limited Partnership, a limited partnership of which a company controlled by Messrs. Sfondrini and Andrews is general partner and of which Mr. Sfondrini is manager (and of which company Mr. Andrews is an officer).  These partnerships were among the third party defendants that the Company has sought to join in the case, and these partnerships, for the most part, filed answers denying any liability to the Company.

On December 19, 2006, the Company, along with the other defendants in this suit, reached a settlement agreement with the Broussard Plaintiffs in full settlement of their 72% of the total claims made in this consolidated action. This settlement was finalized in January 2007.  The Company’s share of this settlement totaled approximately $208,000, which was recorded in December 2006.  The settlement with the Broussard Plaintiffs was finalized on February 1, 2007, and the defendants and the third-party defendants including the Sfondrini Partnerships were released from all claims by the Broussard Plaintiffs.  A joint motion to dismiss was filed with the court on March 24, 2007.

The Company and the other oil company defendants participated in a mediation regarding the remaining claims in this lawsuit with the Montet plaintiffs on May 10, 2007. All remaining claims were settled for a total agreed payment to the Montet plaintiffs of $3.5 million. The Company’s and the Sfondrini Partnerships’ share of the settlement amount were $118,333 and $502,917, respectively, for a total of $621,250, which amounts were paid by insurance. As part of the settlement, Mid-Continent Casualty Company and one other insurer agreed to cover and pay the full share of the Montet settlement amount attributable to the Company and the Sfondrini Partnerships in return for mutual releases under the policies involved and for a joint dismissal of all claims asserted by the parties in the suit for declaratory judgment filed by Mid-Continent against the Company and the Sfondrini Partnerships in federal district court in Houston. Also as part of the settlement, the Company reimbursed the Sfondrini Partnerships for certain attorneys’ fees in the amount of $62,500. The settlement with the Montet plaintiffs was finalized in writing in June 2007, all defendants have paid their respective shares of the amounts owed, and the court entered an order to dismiss on August 3, 2007. A final judgment dismissing all claims with prejudice was filed on June 29, 2007 in the related Mid-Continent suit for declaratory judgment in federal district court in Houston.

David Blake, et al. v. Edge Petroleum Corporation – On September 19, 2005, David Blake and David Blake, Trustee of the David and Nita Blake 1992 Children’s Trust filed suit against the Company in state district court in Goliad County, Texas alleging breach of contract for failure and refusal to transfer overriding royalty interests to plaintiffs in several leases in Goliad County, Texas and failure and refusal to pay monies to Blake pursuant to such overriding royalty interests for wells completed on the leases. The plaintiffs seek relief of (1) specific performance of the alleged agreement, including granting of overriding royalty interests by the Company to Blake; (2) monetary damages for failure to grant the overriding royalty interests; (3) exemplary damages for his claims of business disparagement and slander; (4) monetary damages for tortuous interference; and (5) attorneys’ fees and court costs. Venue of the case was transferred to Harris County, Texas by agreement of the litigants.  The Company has served plaintiffs with discovery and has filed a counterclaim and an amended counterclaim joining various related entities that are controlled by plaintiffs.  In addition, plaintiffs have filed an amended complaint alleging claims of slander of title and tortuous interference related to its alleged right to receive an overriding royalty interest from a third party.  Plaintiffs currently have on file an amended motion for summary judgment, to which the Company has filed a response.  In addition, the Company has filed a motion for summary judgment on the plaintiffs’ case.  In December 2006, the court denied the Company’s motion for summary judgment.  The court has not ruled on Blake’s motion.  The trial was scheduled to begin September 10, 2007, but has been passed and the new trial has been set for March 3, 2008.  Discovery in the case has commenced and is continuing. The Company has responded aggressively to this lawsuit, and believes it has meritorious defenses and counterclaims.

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

GENERAL OVERVIEW

Edge Petroleum Corporation (“Edge”, “we” or the “Company”) is a Houston-based independent energy company that focuses its exploration, development, production, acquisition and marketing activities in selected onshore basins of the United States. In late 1998, we undertook a top-level management change and began a shift in strategy from pure exploration, which focused more on prospect generation, to our current strategy which focuses on a balanced program of exploration, exploitation and development and acquisition of oil and natural gas properties. We generate revenues, income and cash flows by producing and marketing oil and natural gas produced from our oil and natural gas properties. We make significant capital expenditures in our exploration, development, and production activities that allow us to continue generating revenue, income and cash flows. We have also spent considerable efforts on acquisitions, including both corporate and asset acquisitions, which have contributed to our growth in recent years.

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

Our operations entail significant complexities. Advanced technologies requiring highly trained personnel are utilized in both exploration and production. Even when the technology is properly used, we may still not know conclusively if hydrocarbons will be present or the rate at which they will be produced. Exploration is a high-risk activity, often times resulting in no commercially productive reserves being discovered. Moreover, costs associated with operating within our industry are substantial. The high commodity price environment in 2005 led to increased demand for oilfield equipment and services and increased costs in our industry, and in 2006, we saw natural gas prices decline while operating costs continued to increase. Since late 2006, oil and natural gas operating costs in our core areas have increased. These factors have made it difficult at times for us to further our growth, and made timely execution of our planned activities difficult.

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

Approach to the Business

Profitable growth of our business will largely depend upon our ability to successfully find and develop new proved reserves of oil and natural gas in a cost-effective manner. In order to achieve an overall acceptable rate of growth, we seek to maintain a prudent blend of low, moderate and higher risk exploration and development projects. We have chosen to seek geologic and geographic diversification by operating in multiple basins in order to mitigate risk in our operations. We also attempt to make selected acquisitions of oil and natural gas properties to augment our growth and provide future drilling opportunities.

We periodically hedge our exposure to volatile oil and natural gas prices on a portion of our production to reduce price risk. As of September 30, 2007, we had derivative contracts in place covering approximately 57% of our remaining expected 2007 natural gas production and 59% of our remaining expected 2007 crude oil production. As of September 30, 2007, approximately 51% of total remaining 2007 estimated production on an Mcfe basis (including natural gas liquids) was hedged with derivative contracts. As of September 30, 2007, we also had derivative contracts in place covering approximately 46% and 75% of our anticipated 2008 natural gas and crude oil production, respectively, while less than 10% of our total expected 2009 natural gas production and none of our expected 2009 crude oil production was hedged. All of such estimated production is before any new acquisitions that may occur.

Generally, our goal is to fund ongoing exploration and development projects with cash flow provided by operating activities, occasionally supplemented with external sources of capital. During the first quarter of 2007, our Board approved a 2007 capital budget of approximately $140 million. As a result of deferred drilling in certain areas and the termination of an exploration joint venture in south Texas (see Note 10 to the consolidated financial statements), we now expect 2007 capital expenditures to total approximately $130 million. Based upon current expectations for production volumes and commodity prices, we expect to fund our capital program with internally-generated cash from operating activities and borrowings under our Revolving Facility (as defined below). We do not typically include acquisitions in our budgeted capital expenditures, but expect to utilize either borrowings under our Revolving Facility, proceeds from offerings of common stock or other securities under our shelf registration statement or other sources to fund those potential acquisitions.

Our long-term debt balance as of September 30, 2007 was $240 million and our debt-to-total capital ratio was 35.3%.

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

January 2007 Acquisition - During the first quarter of 2007, we completed the largest acquisition in our history. We acquired oil and natural gas properties, exploration rights, leasehold acreage, gathering facilities and gathering pipelines from a privately held company for a cash purchase price of approximately $389.8 million (the “January 2007 Acquisition”). Pursuant to closing adjustment provisions in the agreements, the purchase price is subject to adjustment for the results of operations between the January 1, 2007 effective date and the January 31, 2007 closing date. We have agreed to extend the deadline for the adjustment, which we expect to finalize in the fourth quarter of 2007. The properties acquired are located in south and southeast Texas, which we consider to be our main core area of operations. This acquisition had a substantial impact on our reserves, production revenues, operating costs, and property base. We have increased staffing levels to manage the growth and help with the integration of these assets into our operations.

During the third quarter 2007, we elected to terminate one of the two Ventures in south Texas, which was entered into in January 2007 (as discussed in Note 9 to the consolidated financial statements). The effective date of termination for this Venture was October 2, 2007. In exchange for returning all 3-D seismic data covering the area of mutual interest, the privately held company refunded our payments since January 2007 related to this exploration venture. In October 2007, we received and recorded $5.5 million, including the $5.0 million initial price paid for the Venture and $0.5 million in expenses related to the Venture, which were incurred and paid to the privately held company from January to September 2007.

Chapman Ranch Acquisition - During the fourth quarter of 2006, we completed the acquisition of additional working interests in the Chapman Ranch Field, in which we also acquired interests from two other companies during the fourth quarter of 2005. We also assumed the role of operator of these properties as a result of this acquisition. The final adjusted purchase price was approximately $25.3 million. The properties acquired are located in Nueces County, Texas and consisted of nine producing wells and an ownership in approximately 1,200 net acres of developed and undeveloped leasehold.

Divestitures - We regularly review our asset base for the purpose of identifying non-core assets, the disposition of which would increase capital resources available for other activities and create organizational and operational efficiencies. While we generally do not dispose of assets solely for the purpose of reducing debt, such dispositions can have the result of furthering our objective of financial flexibility through reduced debt levels. During the first nine months of 2007, we divested a portion of our interest in one of our Louisiana properties for a sales price of approximately $1.1 million.

Outlook

•                  During the nine months ended September 30, 2007, a total of 37 wells were logged with 33 apparent successes, for an overall success rate of approximately 89%.

•                  We expect to spud between 55 and 65 gross wells in total for the calendar year 2007 and we estimate capital spending for the year to be approximately $130 million. Our ability to materially increase the number of wells to be drilled is heavily dependent upon the timely access to oilfield services, particularly drilling rigs, and our level of cash flow.

•                  We will continue to spend considerable effort in 2007 finding and evaluating acquisition opportunities, as we seek to further our growth.

•                  In the first quarter of 2007, we issued preferred stock. We declared dividend payments to preferred stockholders in March, June and September 2007. We expect to continue to pay preferred stock dividends on a quarterly basis.

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

Nature of Critical Estimate Item: Oil and Natural Gas Reserves - Our estimate of proved reserves is based on the quantities of oil and natural gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment, as well as prices and cost levels at that point in time. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves. Despite the inherent imprecision in these engineering estimates, our reserves are used throughout our financial statements.

Assumptions/Approach Used: Units-of-production method to amortize our oil and natural gas properties - The quantity of reserves is used in calculating depletion expense and could significantly impact our depletion expense.

 “Ceiling” Test - The full-cost method of accounting for oil and natural gas properties requires a quarterly calculation of a limitation on capitalized costs, often referred to as a full-cost ceiling test. The ceiling is the discounted present value of our estimated total proved reserves (using a 10% discount rate) adjusted for taxes and the impact of cash flow hedges on pricing, if cash flow hedge accounting is applied. The ceiling test calculation dictates that prices and costs in effect as of the last day of the period are to be used in calculating the discounted present value of our estimated total proved reserves. However, if prices increase subsequent to the balance sheet date, but before the filing date, SEC guidelines allow a company to use the subsequent date’s higher prices in calculating the full-cost ceiling. To the extent that our capitalized costs (net of accumulated depletion and deferred taxes) exceed the ceiling, the excess must be written off to expense. Once incurred, this impairment of oil and natural gas properties is not reversible at a later date even if oil and natural gas prices increase. A ceiling test impairment could result in a significant loss for a reporting period; however, future depletion expense would be correspondingly reduced. Our average oil and natural gas prices at the balance sheet date of September 30, 2007 were $81.66 per barrel and $6.38 per MMBtu. Using these prices, we would have recorded an impairment of $16.9 million ($11.0 million net of tax). We elected to use subsequent pricing as of October 19, 2007 of $88.60 per barrel of oil and $7.11 per

MMBtu. As a result, no ceiling test impairment was required for the nine months ended September 30, 2007. During the nine months ended September 30, 2006, the Company recorded a ceiling test impairment of $96.9 million ($63.0 million net of tax). This impairment in the 2006 period will significantly offset the comparability of results between the 2006 and 2007 periods. In the 2006 period, we elected not to use increased pricing subsequent to the balance sheet date, which would have allowed us to avoid an impairment in the third quarter.

Effect if Different Assumptions Used: Units-of-production method to amortize our oil and natural gas properties - A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the year by approximately 10%.

“Ceiling” limitation test - The most likely factor to contribute to a ceiling test impairment is the price used to calculate the reserve limitation threshold. A reduction in prices at a measurement date could trigger a full-cost ceiling impairment. We elected to use pricing for the ceiling test as of October 19, 2007, as discussed above, and calculated a cushion of $43.4 million, net of tax. Using prices in effect as of the balance sheet date, we would have recorded an impairment of $11.0 million, net of tax. A 10% increase or decrease in prices used would have decreased or increased that impairment by approximately 480%, net of tax, respectively. Our hedging program would serve to mitigate some of the economic impact of any price decline. However, since we do not apply cash flow hedge accounting to our derivative contracts, our hedging program did not have an impact on the ceiling test at September 30, 2007. Had we applied cash flow hedge accounting to our outstanding derivative contracts, the impairment of $11.0 million, net of tax, calculated using average market prices in effect at the balance sheet date, would have decreased by 128%. Another likely factor to contribute to a ceiling test impairment is a revised estimate of reserve volume. A 10% increase or decrease in reserve volume would have decreased or increased the impairment calculated with average prices as of September 30, 2007 by approximately 337%, net of tax, respectively.

Nature of Critical Estimate Item: Unproved Property Impairment - We have elected to use the full-cost method to account for our oil and natural gas activities. Investments in unproved properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs. Unproved properties are evaluated quarterly, and as needed, for impairment on a property-by-property basis. If the results of an assessment indicate that an unproved property is impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized.

Assumptions/Approach Used: At September 30, 2007, we had $71.4 million allocated to unproved property. This allocation is based on costs to date that are associated with potential attributable reserves.

Effect if Different Assumptions Used: A 10% increase or decrease in the unproved property balance (i.e., transfer to full-cost pool) would have decreased or increased, respectively, our depletion expense by approximately 1% for the three months ended September 30, 2007.

Nature of Critical Estimate Item: Asset Retirement Obligations - We have certain obligations to remove tangible equipment and restore land at the end of oil and natural gas production operations. Our removal and restoration obligations are primarily associated with plugging and abandoning wells. Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, costs associated with this activity were capitalized to the full-cost pool as they were incurred and charged to income through depletion expense. SFAS No. 143 significantly changed the method of accruing for costs which an entity is legally obligated to incur related to the retirement of fixed assets (“asset retirement obligations” or “ARO”). Primarily, SFAS No. 143 requires us to estimate asset retirement costs for all of our assets upon acquisition of the asset, adjust those costs for inflation to the forecast abandonment date, discount that amount using a credit-adjusted-risk-free rate back to the date we acquired the asset or obligation to retire the asset and record an ARO liability in that amount with a corresponding addition to our asset value. When new obligations are incurred, i.e. a new well is drilled or acquired, we add to the ARO liability. Should either the estimated life or the estimated abandonment costs of a property change upon our quarterly review, our estimate must be revised. When well obligations are relieved by sale of the property or plugging and abandoning the well, the related estimated liability and asset costs are removed from our balance sheet and replaced by the costs actually spent on retiring the asset.

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

Effect if Different Assumptions Used: Our in-house tax department, along with consultation from an independent public accounting firm used in tax consultation, continually evaluate complicated tax law requirements and their effect on our current and future tax liability. Despite our attempt to make an accurate estimate, the ultimate utilization of our NOL carryforwards is highly dependent upon our actual production and the realization of taxable income in future periods and potential tax elections. If we estimate that some or all of our NOL carryforwards are more likely than not going to expire or otherwise not be utilized to reduce future tax, we would record a valuation allowance to remove the benefit of those NOL carryforwards from our financial statements.

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

Mark-to-Market Accounting - For transactions accounted for using mark-to-market accounting treatment, until the contract settles, the entire change in the fair value of the outstanding derivative contract is recorded in revenue immediately, and not deferred through OCI, and there is no measurement of effectiveness. Since January 1, 2006, we have applied mark-to-market accounting treatment to all outstanding derivative contracts.

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

Effect if Different Assumptions Used: At September 30, 2007, a 10% change in the commodity price per unit would cause the fair value total of our derivative financial instruments to increase or decrease by approximately $0.9 million. Had we applied cash flow hedge accounting treatment to all of our derivative contracts outstanding at September 30, 2007, our net income available to common stockholders for the nine months would have been approximately $10.5 million, or $0.38 per basic and diluted earnings per share, assuming that all hedges were fully effective.

Results of Operations

This section includes discussion of our results of operations for the three and nine months ended September 30, 2007 as compared to the same period of the prior year. We are an independent energy company engaged in the exploration, development, acquisition and production of oil and natural gas. Our resources and assets are managed and our results reported as one operating segment. We conduct our operations primarily along the onshore United

States Gulf Coast, with our emphasis in south and southeast Texas, Louisiana, Mississippi and southeast New Mexico. We completed one acquisition in the fourth quarter of 2006 and one in the first quarter of 2007, which significantly impacted revenues, production and costs for the first nine months of 2007 and affects the comparability of periods presented.

Third Quarter 2007 Compared to the Third Quarter 2006

Revenue and Production

Total revenue increased 34% from the third quarter of 2006 to the comparable 2007 period. Excluding the effects of derivative activity, revenues increased 39% from the third quarter of 2006 to the comparable 2007 period. Our product mix contributed the following percentages of revenues and production volumes:

	REVENUES (1)		PRODUCTION VOLUMES (MCFE)
	Three Months ended September 30,
	2007	2006	2007	2006
Natural gas	72%	76%	70%	80%
Natural gas liquids	15%	5%	18%	8%
Crude oil and condensate	13%	19%	12%	12%

Total	100%	100%	100%	100%

(1) Includes effect of derivative transactions.

The following table summarizes volume and price information with respect to our oil and natural gas production for the three months ended September 30, 2007 and 2006:

			2007 Period Compared to 2006 Period
	Three Months Ended September 30,		Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(in thousands, except prices and percentages)
Production Volumes:
Natural gas (MMcf)	4,365	3,561	804	23%
Natural gas liquids (MBbls)	187	60	127	212%
Crude oil and condensate (MBbls)	124	89	35	39%
Natural gas equivalent (MMcfe)	6,228	4,455	1,773	40%
Average Sales Price(1):
Natural gas ($ per Mcf)(2)	$5.83	$6.32	$(0.49)	(8)%
Natural gas liquids ($ per Bbl)	38.93	29.47	9.46	32%
Crude oil and condensate ($ per Bbl)(2)	75.74	66.73	9.01	14%
Natural gas equivalent ($ per Mcfe)(2)	6.75	6.78	(0.03)	0%
Natural gas equivalent ($ per Mcfe)(3)	7.74	8.07	(0.33)	(4)%
Operating Revenue:
Natural gas (2)	$25,414	$22,499	$2,915	13%
Natural gas liquids	7,273	1,757	5,516	314%
Crude oil and condensate (2)	9,358	5,971	3,387	57%
Gain on derivatives	6,139	5,714	425	7%
Total revenue	$48,184	$35,941	$12,243	34%

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

Natural gas revenue - For the three months ended September 30, 2007, natural gas revenue, excluding derivative activity, increased 13% over the same period in 2006 due to 23% higher production volumes which were offset by 8% lower average prices. The overall increase in production compared to the prior year period resulted in an increase in revenue of approximately $5.1 million (based on 2006 comparable period pre-hedge prices). The increase in production was primarily the result of new wells drilled and acquired during 2006 (including the additional interest in our Chapman Ranch Field acquired late in 2006) and the assets acquired in the January 2007 Acquisition. The decrease in average price received resulted in decreased revenue of approximately $2.2 million (based on current period production).

Natural gas liquids (“NGL”) revenue - For the three months ended September 30, 2007, NGL revenue increased 314% over the same period in 2006 due to increases in both realized prices and production volumes. In late 2006 and early 2007, we entered into natural gas processing agreements for our Chapman Ranch production and our non-operated Queen City production in Jim Hogg County, which agreements contributed to the increase in NGL production in 2007 as compared to 2006. The increase in NGL production increased revenue by approximately $3.7 million (based on 2006 comparable period pre-hedge prices). The price increase resulted in an increase in revenue of approximately $1.8 million (based on current period production).

Crude oil and condensate revenue - For the three months ended September 30, 2007, oil and condensate sales revenue, excluding derivative activity, increased 57% from the comparable period in 2006, due to increases in both realized prices and production volumes. Production volumes for oil and condensate increased 39% for the three months ended September 30, 2007 compared to the same prior year period, due primarily to new wells drilled and acquired during 2006 (including the additional interest in our Chapman Ranch Field acquired late in 2006) and the assets acquired in the January 2007 Acquisition. The increase in oil and condensate production resulted in an increase in revenue of approximately $2.3 million (based on 2006 comparable period pre-hedge prices). The 14% increase in average realized prices for oil and condensate for the three months ended September 30, 2007 resulted in an increase in revenue of approximately $1.1 million (based on current period production).

Derivatives – For both three month periods ended September 30, 2007 and 2006, we recorded total net gains on derivative contracts. The volume and price contract terms vary from period to period and therefore interact differently with the changing pricing environment, which may affect the comparability of the results for each period. While we are unable to predict the market prices, we enter into contracts that we expect will protect us in the event of significant downturns in the market, which proved to be a benefit to us in the first nine months of 2007, with declining natural gas prices resulting in cash settlement inflows from our hedge counterparties to offset the lower prices received for our physical production. In both periods, we applied mark-to-market accounting treatment to our derivative contracts; therefore the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in revenue. The following table summarizes the various components of the total gain on derivatives and the impact each component had on our realized prices.

	Three Months Ended September 30,
	2007		2006
	$	$ per unit (1)	$	$ per unit(1)
	(in thousands, except per unit prices)

Natural gas derivative contract settlements (Mcf)	$3,160	$0.72	$776	$0.22

Crude oil derivative contract settlements (Bbl)	(515)	(4.17)	—	—

Mark-to-market unrealized change in fair value of gas derivative contracts (Mcf)	6,010	1.38	3,993	1.12

Mark-to-market unrealized change in fair value of oil derivative contracts (Bbl)	(2,516)	(20.36)	945	10.57

Gain on derivatives (Mcfe)	$6,139	$0.99	$5,714	$1.29

(1) Prices per unit are calculated based on whole numbers, not rounded numbers.

Should commodity prices decrease from the current levels, our unhedged revenues could be materially affected.

Costs and Operating Expenses

The table below details our expenses for the respective three-month periods:

			2007 Period Compared to 2006 Period
	Three Months Ended September 30,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(in thousands, except percentages)
Oil and natural gas operating expenses	$4,525	$2,417	$2,108	87%
Severance and ad valorem taxes	3,755	2,280	1,475	65%
Depletion, depreciation, amortization and accretion:
Oil and gas property and equipment	23,593	16,829	6,764	40%
Other assets	151	102	49	48%
ARO accretion	71	48	23	48%
Impairment of oil and natural gas properties	—	96,942	(96,942)	*
General and administrative expenses	4,269	4,001	268	7%
Total operating expenses	$36,364	$122,619	$(86,255)	(70)%

Other expense, net	$2,334	$809	$1,525	*
Income tax expense (benefit)	3,460	(30,607)	34,067	111%
Preferred stock dividends	2,066	—	2,066	*

*Not meaningful.

Oil and natural gas operating expenses - For the three months ended September 30, 2007, operating expenses increased 87% from the same period of 2006. Costs associated with properties acquired in the January 2007 Acquisition accounted for approximately 70% of the increase in oil and natural gas operating expenses. We also had added costs in 2007 for the new wells drilled during 2007 and the Chapman Ranch Field properties acquired in December 2006. Average oil and natural gas operating expenses were $0.73 per Mcfe and $0.54 per Mcfe for the three months ended September 30, 2007 and 2006, respectively.

Severance and ad valorem taxes - For the three months ended September 30, 2007, severance and ad valorem taxes increased 65% compared to the third quarter of 2006. Severance tax expense for the three months ended September 30, 2007 was 49% higher than the prior year period due to higher revenue as a result of the January 2007 Acquisition. Our severance tax expense is levied on our oil and natural gas revenue (excluding derivative activity). For the three months ended September 30, 2007, severance tax expense was approximately 5.8% of revenue subject to severance taxes compared to 5.4% of revenue subject to severance taxes for the third quarter of 2006. Ad valorem tax expense for the third quarter of 2007 was impacted by the addition of the Chapman Ranch properties acquired in December 2006 and the assets acquired in January 2007, as well as increases in estimated costs from the taxing authorities. On an equivalent basis, severance and ad valorem taxes averaged $0.61 per Mcfe and $0.51 per Mcfe for the three months ended September 30, 2007 and 2006, respectively.

Depletion, depreciation, and amortization (“DD&A”) and accretion - DD&A and accretion expense for the three months ended September 30, 2007 totaled $23.8 million compared to $17.0 million for the same period in 2006. Depletion expense on our oil and natural gas properties continues to increase due to increases in production volumes and our unit-of-production depletion rate. The increase in depletion expense from the higher production levels in the third quarter of 2007 as compared to the same period of 2006 resulted in an increase in expense of approximately $6.7 million. Our depletion rate has also increased, from $3.78 per Mcfe in the third quarter 2006 to $3.79 per Mcfe in the third quarter of 2007, resulting in a slight increase in depletion expense quarter over quarter. Depreciation of furniture and fixtures for the third quarter of 2007 was 48% higher than depreciation for the same period of 2006 due to office furniture and leasehold improvements for office space expansion in 2007. Accretion expense associated with our asset retirement obligations for the three months ended September 30, 2007 increased 48% over the third quarter of 2006 for the new obligations incurred from the wells drilled and acquired since September 30, 2006 and the assets acquired in the January 2007 Acquisition.

Impairment of oil and natural gas properties – During the third quarter of 2006 we recorded a non-cash full-cost ceiling test impairment of oil and natural gas properties in the amount of $96.9 million ($63.0 million net of tax). No such impairment was recorded in the third quarter 2007, as discussed in Note 1 to the consolidated financial statements.

General and administrative (“G&A”) expenses – The majority of the 7% increase in G&A expense from the third quarter of 2006 to the third quarter of 2007 is the result of increasing our staffing levels since September 30, 2006. We have added 16 new employees since year end 2006 as a result of our continued growth. A portion of the increase in G&A expense is attributable to stock-based compensation costs related to restricted stock awards granted over the past three years, which has increased from $0.5 million in the third quarter of 2006 to $0.8 million in the third quarter of 2007 as a result of new grants that have occurred since the third quarter of 2006. Other cost increases occurred for rent due to increased office space, general office expenses, contract labor and charitable contributions, offset by decreased costs for franchise taxes, regulatory filing fees and professional services. G&A costs were partially offset by increased capitalized G&A and overhead reimbursement fees (which reduce total G&A costs). Capitalized G&A costs for third quarter 2007 were $1.3 million as compared to $0.8 million for the comparable prior year period. G&A on a unit-of-production basis for the three months ended September 30, 2007 was $0.69 per Mcfe compared to $0.90 per Mcfe for the comparable 2006 period. G&A, excluding non-cash share-based compensation costs, for the three months ended September 30, 2007 averaged $0.56 per Mcfe compared to $0.78 per Mcfe in the same period in 2006.

Other expense - During the three months ended September 30, 2007, other expense increased primarily due to an increase in gross interest expense, which was partially offset by an increase in interest income and capitalized interest. For the third quarter of 2007, 50% of our gross interest expense was capitalized, as compared to 62% in the same 2006 period. We calculate the amount of interest we capitalize based on the comparison of our unproved property costs and our weighted average debt balance. We incurred higher gross interest costs for the three months ended September 30, 2007 than for the same period of 2006 due to higher outstanding debt balances.

	Three Months Ended September 30,
	2007	2006
	(in thousands)
Gross interest expense	$4,404	$2,124
Less: capitalized interest	(2,203)	(1,320)
Interest expense, net	$2,201	$804

Weighted average debt	$235,489	$105,685

We also recorded amortization of deferred loan costs related to our Revolving Facility during the three months ended September 30, 2007. These costs were higher than 2006 due to the higher costs associated with the new Revolving Facility compared to the Prior Credit Facility. Interest income earned on our outstanding daily cash balances during the three months ended September 30, 2007 was significantly higher than in 2006 due to increased cash balances and minor changes to the interest rate earned.

Income tax expense – Income tax expense of $3.5 million was recorded for the three months ended September 30, 2007. In the prior year third quarter, an income tax benefit of $30.6 million was recorded. The income tax benefit as of September 30, 2006 resulted primarily from an impairment of oil and natural gas properties, which created a net loss for the third quarter of 2006. There was not a substantial difference in our effective income tax rate for the two periods.

Preferred stock dividends – Our Board of Directors declared dividends on our 5.75% Series A cumulative convertible perpetual preferred stock in March, June and September 2007. The preferred stock was issued in connection with a public offering in January 2007, therefore no comparable dividends were paid in 2006.

Earnings per share - For the three months ended September 30, 2007, earnings per share increased in comparison to the same period in 2006, mainly as a result of increased net income, which was offset by an increase in the number of outstanding shares in 2007. Basic weighted average shares outstanding for the three months ended September 30, 2007 increased significantly as a result of the public offering of common stock that was completed in January 2007. We issued approximately 10.9 million shares of common stock. We also issued approximately 2.9 million shares of 5.75% Series A cumulative convertible perpetual preferred stock, which, when converted, have an anti-dilutive effect of approximately 8.7 million shares of common stock, and therefore, are not included in the calculation of diluted earnings per share for the third quarter of 2007.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Revenue and Production

Total revenue increased 19% from the first nine months of 2006 to the comparable 2007 period. Excluding the effects of derivative activity, revenues increased 36% from the first nine months of 2006 to the comparable 2007 period. Our product mix contributed the following percentages of revenues and production volumes:

	REVENUES (1)	PRODUCTION VOLUMES (MCFE)
	Nine Months Ended September 30,
	2007	2006	2007	2006
Natural gas	74%	79%	74%	80%
Natural gas liquids	12%	4%	14%	8%
Crude oil and condensate	14%	17%	12%	12%

Total	100%	100%	100%	100%

(1) Includes effect of derivative transactions.

The following table summarizes volume and price information with respect to our oil and natural gas production for the nine months ended September 30, 2007 and 2006:

			2007 Period Compared to 2006 Period
	Nine Months Ended September 30,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Production Volumes:	(in thousands, except prices and percentages)
Natural gas (MMcf)	13,623	10,568	3,055	29%
Natural gas liquids (MBbls)	433	186	247	133%
Crude oil and condensate (MBbls)	350	261	89	34%
Natural gas equivalent (MMcfe)	18,319	13,247	5,072	38%
Average Sales Price(1):
Natural gas ($ per Mcf)(2)	$6.65	$6.89	$(0.24)	(3)%
Natural gas liquids ($ per Bbl)	35.38	24.33	11.05	45%
Crude oil and condensate ($ per Bbl)(2)	65.28	64.95	0.33	1%
Natural gas equivalent ($ per Mcfe)(2)	7.02	7.12	(0.10)	(1)%
Natural gas equivalent ($ per Mcfe)(3)	6.82	7.91	(1.09)	(14)%
Operating Revenue:
Natural gas (2)	$90,492	$72,854	$17,638	24%
Natural gas liquids	15,314	4,513	10,801	239%
Crude oil and condensate (2)	22,839	16,954	5,885	35%
Gain (loss) on derivatives	(3,676)	10,492	(14,168)	(135)%
Total revenue	$124,969	$104,813	$20,156	19%

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

Natural gas revenue - For the first nine months of 2007, natural gas revenue, excluding derivative activity, increased 24% over the same period in 2006 due to 29% higher production volumes offset slightly by 3% lower realized prices. The increase in production volumes compared to the prior year period resulted in increased revenue of approximately $21.0 million (based on 2006 comparable period pre-hedge prices). The increase in production was primarily the result of new wells drilled and acquired during 2006 (including the additional interest in our Chapman Ranch Field acquired late in 2006) and production from properties acquired in the January 2007 Acquisition. The decrease in average price received resulted in decreased revenue of approximately $3.4 million (based on current period production).

NGL revenue - For the nine months ended September 30, 2007, NGL sales revenue increased 239% over the same period in 2006 as a result of 133% higher production volumes and 45% higher average realized prices. In late 2006 and early 2007, we entered into natural gas processing agreements for our Chapman Ranch production and our non-operated Queen City production in Jim Hogg County, which agreements contributed to the increase in NGL production in 2007 as compared to 2006. Increased NGL production volumes increased revenue by approximately $6.0 million (based on 2006 comparable period pre-hedge prices). Higher average realized NGL prices for the nine months ended September 30, 2007 resulted in increased revenue of approximately $4.8 million (based on current period production).

Crude oil and condensate revenue - For the nine months ended September 30, 2007, oil and condensate sales revenue, excluding derivative activity, increased 35% as compared to the same period in 2006, due to 34% higher production and 1% higher realized prices. The increase in oil and condensate production resulted in an increase in revenue of approximately $5.8 million (based on 2006 comparable period pre-hedge prices). Production volumes for oil and condensate increased for the nine months ended September 30, 2007 compared to the same prior year period, due primarily to new wells drilled and acquired during 2006 (including the additional interest in our Chapman Ranch Field acquired late in 2006) and from properties acquired in the January 2007 Acquisition. Higher average realized prices resulted in increased revenue of approximately $0.1 million (based on current period production).

Derivatives – For the nine months ended September 30, 2007 we recorded a net loss, as compared to a net gain in the first nine months of 2006, on our derivative contracts. The volume and price contract terms vary from period to period and therefore interact differently with the changing pricing environment, which may affect the comparability of the results for each period. While we are unable to predict the market prices, we enter into contracts that we expect will protect us in the event of significant downturns in the market, which proved to be a benefit to us in the first nine months of 2007 with cash settlement inflows from our hedge counterparties to offset the lower prices received for our physical production. The following table summarizes the various components of the total gain/(loss) on derivatives and the impact each component had on our realized prices.

	Nine Months Ended September 30,
	2007		2006
	$	$ per unit (1)	$	$ per unit(1)
	(in thousands, except per unit prices)

Natural gas contract settlements (Mcf)	$3,729	$0.27	$2,737	$0.26

Crude oil contract settlements (Bbl)	563	1.61	—	—

Mark-to-market reversal of prior period unrealized change in fair value of gas derivative contracts (Mcf)	(4,686)	(0.34)	—	—

Mark-to-market unrealized change in fair value of gas derivative contracts (Mcf)	3,424	0.25	7,117	0.67

Mark-to-market reversal of prior period unrealized change in fair value of oil derivative contracts (Bbl)	(501)	(1.43)	(156)	(0.60)

Mark-to-market unrealized change in fair value of oil derivative contracts (Bbl)	(6,205)	(17.74)	794	3.05

Gain (loss) on derivatives (Mcfe)	$(3,676)	$(0.20)	$10,492	$0.79

(1) Prices per unit are calculated based on whole numbers, not rounded numbers.

Should commodity prices decrease from the current levels, our unhedged revenues could be materially affected.

Costs and Operating Expenses

The table below details our expenses:

			2007 Period Compared to 2006 Period
	Nine Months Ended September 30,		$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(in thousands, except percentages)
Oil and natural gas operating expenses	$11,953	$6,866	$5,087	74%
Severance and ad valorem taxes	9,951	7,105	2,846	40%
Depletion, depreciation, amortization and accretion:
Oil and gas property and equipment	62,817	48,844	13,973	29%
Other assets	398	336	62	18%
ARO accretion	206	137	69	50%
Impairment of oil and natural gas properties	—	96,942	(96,942)	*
General and administrative expenses	13,717	10,473	3,244	31%
Bad debt expense	482	—	482	*
Total operating expenses	$99,524	$170,703	$(71,179)	(42% )

Other expense, net	$8,341	$2,035	$6,306	*
Income tax expense (benefit)	6,229	(23,732)	29,961	126%
Preferred stock dividends	5,510	—	5,510	*

*Not meaningful.

Oil and natural gas operating expenses - For the nine months ended September 30, 2007, operating expenses increased 74% from the same period of 2006. Costs for properties associated with the January 2007 Acquisition accounted for approximately 69% of the increase in oil and natural gas expenses. We had added costs in 2007 for the new wells drilled during 2007 and the Chapman Ranch Field properties acquired in December 2006. Average oil and natural gas operating expenses were $0.65 per Mcfe and $0.52 per Mcfe for the nine months ended September 30, 2007 and 2006, respectively.

Severance and ad valorem taxes - For the nine months ended September 30, 2007, severance and ad valorem taxes increased 40% from the first nine months of 2006. Severance tax expense for the nine months ended September 30, 2007 was 26% higher than the prior year period due to higher revenues as a result of the January 2007 Acquisition, which was partially offset by significant abatements received in the first quarter of 2007. Our severance tax expense is levied on our oil and natural gas revenue (excluding derivative activity). For the nine months ended September 30, 2007, severance tax expense was approximately 5.0% of revenue subject to severance taxes compared to 5.4% of revenue subject to severance taxes for the first nine months of 2006. Ad valorem tax expense for the first nine months of 2007 was impacted by the addition of the Chapman Ranch properties acquired in December 2006 and the assets acquired in the January 2007 Acquisition, as well as increases in estimated costs from the taxing authorities. On an equivalent basis, severance and ad valorem taxes averaged $0.54 per Mcfe for the nine months ended September 30, 2007 and 2006.

DD&A and accretion - Depletion on our oil and natural gas properties increased 29% for the first nine months of 2007 compared to the same period of 2006 due to an increase in our production levels offset by a decrease in our unit-of-production depletion rate. The increase in production in 2007 attributed to an increase of $18.7 million in depletion expense. The depletion rate decreased from $3.69 per Mcfe in the first nine months of 2006 to $3.43 per Mcfe in the same period in 2007, lowering depletion expense by $4.7 million. Depreciation of furniture and fixtures increased 18% compared to the prior year-to-date period due to additional computer equipment and leasehold improvements added in 2007 associated with an increased number of employees and office space. Accretion expense associated with our asset retirement obligations for the nine months ended September 30, 2007 increased 50% over the prior year period for the new obligations incurred from the wells drilled and acquired since September 30, 2006 and assets acquired in the January 2007 Acquisition.

Impairment of oil and natural gas properties – During the third quarter of 2006 we recorded a non-cash full-cost ceiling test impairment of oil and natural gas properties in the amount of $96.9 million ($63.0 million net of tax). No such impairment was recorded in 2007, as discussed in Note 1 to the consolidated financial statements.

G&A expenses - The majority of the 31% increase in G&A expense from the first nine months of 2006 to the first nine months of 2007 is the result of increasing our staffing levels since September 30, 2006. We have added 16 new employees since year end 2006 as a result of our continued growth. A portion of the increase in G&A expense is attributable to amortization related to restricted stock awards granted over the past three years, which has increased from $1.1 million in the first nine months of 2006 to $2.3 million in the first nine months of 2007 as a result of new grants that have occurred since September 30, 2006. Other increases in G&A expense are attributed to increased professional fees paid for consultation on our reserve report and outstanding litigation matters, rent for increased office space and other general office expenses. These increased costs were partially offset by an increase in capitalized G&A and overhead reimbursement fees (which reduce total G&A costs). Capitalized G&A costs for the first nine months of 2007 were $3.5 million as compared to $2.4 million for the comparable prior year period. G&A on a unit-of-production basis for the nine months ended September 30, 2007 was $0.75 per Mcfe compared to $0.79 per Mcfe for the comparable 2006 period. G&A, excluding non-cash share-based compensation costs, for the nine months ended September 30, 2007 and 2006 averaged $0.62 and $0.70 per Mcfe, respectively.

Bad debt expense – During the second quarter of 2007, we recorded approximately $0.5 million in bad debt expense related to a receivable recorded for an outstanding litigation matter which was deemed to be uncollectible.

Other expense - During the nine months ended September 30, 2007, other expense increased primarily due to an increase in gross interest expense, which was partially offset by an increase in interest income and capitalized interest. For the first nine months of 2007, 42% of our gross interest expense was capitalized, as compared to 65% in the same 2006 period. We calculate the amount of interest we capitalize based on the comparison of our unproved property costs and our weighted average debt balance. We also incurred higher gross interest costs for the nine months ended September 30, 2007 than for the same period of 2006 due to higher outstanding debt balances and commitment fees of $1.3 million paid to our lender for the unused bridge loan facility (see Note 2 to our consolidated financial statements).

	For the Nine Months Ended September 30,
	2007	2006
	(in thousands)
Gross interest expense	$13,661	$5,706
Less: capitalized interest	(5,770)	(3,689)
Interest expense, net	$7,891	$2,017

Weighted average debt	$222,154	$101,491

We also recorded amortization of deferred loan costs related to our Prior Credit Facility and Revolving Facility during the nine months ended September 30, 2007. These costs were higher than 2006 due to the termination of the Prior Credit Facility and the higher costs associated with the new Revolving Facility compared to the Prior Credit Facility. Interest income earned on our outstanding daily cash balances during the nine months ended September 30, 2007 was significantly higher than in 2006 due to increased cash balances and minor changes to the interest rate earned.

Income tax expense - An income tax provision of $6.2 million was recorded for the nine months ended September 30, 2007. An income tax benefit was recorded for the nine months ended September 30, 2006 of $23.7 million. The income tax benefit as of September 30, 2006 resulted from an impairment of oil and natural gas properties, which created a net loss for the nine months ended September 30, 2006. There was not a substantial difference in our effective income tax rate for the two periods.

Preferred stock dividends – Our Board of Directors declared dividends on our 5.75% Series A cumulative convertible perpetual preferred stock in March, June and September 2007. The preferred stock was issued in connection with a public offering in January 2007, therefore no comparable dividends were paid in 2006.

Earnings per share - For the first nine months of 2007, earnings per share increased in comparison to the same period in 2006 mainly as a result of increased net income (particularly resulting from the absence of a ceiling test impairment) offset by an increased number of shares outstanding. Basic weighted average shares outstanding for the nine months ended September 30, 2007 increased significantly as a result of the public offering of common stock that was completed in January 2007. We issued approximately 10.9 million shares of common stock. We also issued approximately 2.9 million shares of 5.75% Series A cumulative convertible perpetual preferred stock, which, when converted, have an anti-dilutive effect of approximately 8.7 million shares of common stock; and therefore, are not included in the calculation of diluted earnings per share for the nine months ended September 30, 2007.

Liquidity and Capital Resources

Our primary ongoing source of capital is the cash flow generated from our operating activities supplemented by borrowings under our credit facility. Net cash generated from operating activities is a function of production volumes and commodity prices, both of which are inherently volatile and unpredictable, as well as operating efficiency and costs. Our business, as with other extractive businesses, is a depleting one in which each gas equivalent unit produced must be replaced or our asset base and capacity to generate revenues in the future will shrink. Our overall expected future production decline is estimated to be approximately 25% per year. Less predictable than production declines from our proved reserves is the impact of constantly changing oil and natural gas prices on cash flows. We attempt to mitigate the price risk with our hedging program. Reserves and production volumes are influenced, in part, by the amount of future capital expenditures. In turn, capital expenditures are influenced by many factors including drilling results, oil and natural gas prices, industry conditions, prices, availability of goods and services and the extent to which oil and natural gas properties are acquired.

Our primary cash requirements are for exploration, development and acquisition of oil and natural gas properties, and the repayment of principal and interest on outstanding debt. We attempt to fund our exploration and development activities primarily through internally generated cash flows and budget capital expenditures based largely on projected cash flows. We routinely adjust capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, and cash flow. We have historically used our credit facility to supplement any deficiencies between operating cash flow and capital expenditures. We typically have funded acquisitions from borrowings under our credit facility, cash flow from operations and sales of common stock and preferred stock.

We had $240 million of total borrowings outstanding under our Revolving Facility at September 30, 2007. Our Revolving Facility matures on January 31, 2011. We have received significant funds through equity transactions in the past, including through offerings of our common stock and preferred stock and the exercise of warrants and stock options. We typically do not, however, rely on proceeds from the exercise of warrants and stock options to sustain our business, as the timing of those proceeds is unpredictable.

Significant changes to working capital may affect our liquidity in the short term. Additional production from the assets acquired in the January 2007 Acquisition contributed to the large increase in Accounts Receivable, Trade. We also had a significant increase in outstanding debt which resulted in the increase in interest payable at September 30, 2007. The January 2007 Acquisition was the largest in our history and therefore has had and will continue to have a significant impact on our liquidity. The change in fair market value of our derivative instruments from a net asset at December 31, 2006 to a net liability at September 30, 2007 is indicative of potential future cash payments on our outstanding derivative positions, which are scheduled to settle in future months. When our derivative financial instruments require us to pay a cash settlement, we are receiving higher cash inflows on the sale of unhedged production at higher prices, providing us with funds needed to pay settlements when they come due.

We now expect to spend approximately $130 million in our non-acquisition capital program for 2007. This decrease from the previously budgeted $140 million in spending comes largely from the deferral of drilling in

Mississippi and Arkansas into next year and the termination of the south Texas exploration joint venture (see Note 10 to the consolidated financial statements).

After considering the impact of these working capital changes and our forecasts of future results of operations, we believe that cash flows from operating activities, as supplemented by borrowings under our Revolving Facility, combined with our ability to control the timing of certain of our future exploration and development requirements, will provide us with the flexibility and liquidity to meet our planned capital requirements for 2007. As of September 30, 2007, we had $80 million in unused borrowing capacity under our Revolving Facility.

Due to timing differences, we had no cash and cash equivalents at September 30, 2007, as compared to cash and cash equivalents of $2.1 million at December 31, 2006. Our working capital deficit was $4.7 million at September 30, 2007, as compared to a working capital surplus of $10.2 million at December 31, 2006. Our sources and uses of cash were as follows:

	For the Nine Months Ended September 30,
	2007	2006
	(in thousands)
Net Cash Provided By Operating Activities	$98,572	$70,722
Net Cash Used In Investing Activities	(480,759)	(84,680)
Net Cash Provided By Financing Activities	380,106	15,568

Net Cash Provided By Operating Activities - The increase in cash flows provided by operating activities for the first nine months of 2007 as compared the same period in 2006 is primarily a result of higher cash revenues. The increase in cash flows provided by operating activities is also attributable to changes in our working capital. The most significant are the increases in Accrued Liabilities and Accounts Payable, Trade due to increased activity from the assets acquired in the January 2007 Acquisition.

Net Cash Used In Investing Activities - We reinvest a substantial portion of our cash flows in our drilling, acquisition, land and geophysical activities. During the first nine months of 2007, our largest expenditure was the January 2007 Acquisition. We also spent $88.8 million on our drilling and operating program during the first nine months of 2007. We logged 37 wells thus far in 2007, 33 of which were apparent successes. Leasehold and geological and geophysical activities accounted for expenditures of $12.3 million through September 30, 2007. The remaining capital expenditures were associated with computer hardware, office equipment and other miscellaneous capital charges. Proceeds from the sale of an interest in one of our Louisiana oil and natural gas properties totaled $1.1 million. During the first nine months of 2006, we spent $75.7 million on our drilling and operating program. In addition to drilling that was in progress at year-end 2005, we drilled 45 gross wells during the nine months ended September 30, 2006, all but seven of which were apparent successes. Leasehold acquisitions, including seismic data and other geological and geophysical expenditures totaled $11.9 million for the nine months ended September 30, 2006. The remaining capital expenditures were associated with computer hardware and office equipment and other miscellaneous capital charges. Proceeds from the sale of oil and natural gas properties totaled $0.6 million during the nine months ended September 30, 2006, which represents the divestiture of our Buckeye properties which closed in April 2006.

Due to our active exploration, development and acquisition activities, we have experienced, and expect to continue to experience, substantial working capital requirements. We currently anticipate capital expenditures in 2007 to be approximately $130 million. Approximately $105.0 million is allocated to our expected drilling and production activities; $15.0 million is allocated to land, legal and seismic activities; and $10.0 million relates to capitalized interest, G&A and other. We intend to fund these capital expenditures, and other commitments and working capital requirements with expected cash flow from operations and, to the extent necessary, other sources. Should there be a change in our pricing or production assumptions, we believe that we have sufficient financial flexibility from other financing sources to meet our financial obligations as they come due, and we would recommend to our Board an adjustment to our capital expenditures program accordingly so as to avoid unnecessary incremental borrowings that may be needed for acquisitions. We do not explicitly budget for acquisitions; however, we do expect to spend considerable effort evaluating acquisition opportunities. We expect to fund acquisitions through traditional reserve-based bank debt and/or the issuance of equity and, if required, through additional debt and equity financings.

Net Cash Provided By Financing Activities - During the nine months ended September 30, 2007, our net borrowings under our Revolving Facility (as defined below) were $111.0 million due primarily to the closing of the January 2007 Acquisition. We also incurred deferred loan costs related to the Revolving Facility. We received $276.5 million in net proceeds from the issuance of common stock and preferred stock in our public offerings completed to partially finance the January 2007 Acquisition.

We expect to utilize our Revolving Facility to supplement timing differences in our projected cash inflows and outflows and smaller acquisitions. As of September 30, 2007, we also had $500 million available under our shelf registration statement for the issuance of securities to fund larger acquisitions. We believe we will be able to generate capital resources and liquidity sufficient to meet our financial obligations as they come due.

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

On January 30, 2007, we also entered into a Fourth Amended and Restated Credit Agreement (the “Agreement”) for a new Revolving Credit Facility with Union Bank of California (“UBOC”), as administrative agent and issuing lender, and the other lenders party thereto. Pursuant  to the Agreement, UBOC acts as the administrative agent for a senior, first lien secured borrowing base revolving credit facility (the “Revolving Facility”) in favor of the Company and certain of its wholly-owned subsidiaries in an amount equal to $750 million, of which only $320 million is available under the borrowing base currently in effect. The Revolving Facility has a letter of credit sub-limit of $20 million. In connection with the Revolving Facility, we paid the lenders fees in an amount equal to 1.00% of the initial borrowing base established under the Revolving Facility, or $3.2 million, on January 31, 2007.  We also paid approximately $0.6 million for certain other administrative fees, legal fees, fronting fees and work fees in connection with the Revolving Facility. The aggregate fees of $3.8 million (of which $0.1 million was paid in December 2006) were recorded to deferred loan costs and are being amortized over the maturity of the Revolving Facility.

The Revolving Facility matures on January 31, 2011 and bears interest at LIBOR plus an applicable margin ranging from 1.25% to 2.5% or Prime plus a margin of up to 0.25%, with an unused commitment fee ranging from 0.50% to 0.25%. At September 30, 2007, the interest rates applied to our outstanding Prime and LIBOR borrowings were 7.75% and 7.47%, respectively. As of September 30, 2007, $240 million in total borrowings were outstanding under the Revolving Facility. Our available borrowing capacity under the Revolving Facility was $80 million at September 30, 2007. The borrowing base of $320 million was reconfirmed by our lenders during the second quarter of 2007, and will be redetermined in the fourth quarter of 2007.

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

In December 2006, UBOC provided us a commitment letter for a $250 million senior, second lien secured bridge loan facility (the “Bridge Loan Facility”). The Bridge Loan Facility, along with the Revolving Facility, were intended to replace our Prior Credit Facility and to fund the closing of the January 2007 Acquisition (see Note 9) if we were unable to complete one or both of our intended public offerings. Due to the successful completion of the public offering of common stock and 5.75% Series A cumulative convertible perpetual preferred stock on January 30, 2007, we did not enter into the Bridge Loan Facility. We paid an amount equal to 0.50% of the commitment under the Bridge Loan Facility, or $1.3 million, on January 31, 2007, which is included in interest expense.

Shelf Registration Statement & Offerings

During the second quarter 2007, we filed a registration statement with the SEC which, as amended in a third quarter filing, registered securities of up to $500 million of any combination of debt securities, preferred stock, common stock, warrants for debt securities or equity securities of the Company and guarantees of debt securities by the Company’s subsidiaries. Net proceeds, terms and pricing of the offering of securities issued under the shelf registration statement will be determined at the time of the offerings. The shelf registration statement does not provide assurance that we will or could sell any such securities. Our ability to utilize our shelf registration statement for the purpose of issuing, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or equity securities will depend upon, among other things, market conditions and the existence of investors who wish to purchase our securities at prices acceptable to us. The shelf registration statement replaced a previous shelf registration statement, which registered offerings of up to $390 million of securities.

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

Convertible Preferred Stock

As noted above, we completed the public offering of 2,875,000 shares of our 5.75% Series A cumulative convertible perpetual preferred stock (“Convertible Preferred Stock”) in January 2007. We used the $138.4 million in net proceeds from this offering, along with the proceeds from the concurrent common stock offering and borrowings under our Revolving Facility, to finance the January 2007 Acquisition and to refinance our Prior Credit Facility.

Dividends. The Convertible Preferred Stock accumulates dividends at a rate of $2.875 for each share of Convertible Preferred Stock per year. Dividends are cumulative from the date of first issuance and, to the extent payment of dividends is not prohibited by our debt agreements, assets are legally available to pay dividends and our board of directors or an authorized committee of our board declares a dividend payable, we will pay dividends in cash, every quarter. The first payment was made on April 15, 2007 for the partial period from issuance through

April 15, 2007, and the second payment, which was the first full quarterly dividend, was paid on July 16, 2007. A third payment was made on October 15, 2007.

No dividends or other distributions (other than a dividend payable solely in shares of a like or junior ranking) may be paid or set apart for payment upon any shares ranking equally with the Convertible Preferred Stock (“parity shares”) or shares ranking junior to the Convertible Preferred Stock (“junior shares”), nor may any parity shares or junior shares be redeemed or acquired for any consideration by us (except by conversion into or exchange for shares of a like or junior ranking) unless all accumulated and unpaid dividends have been paid or funds therefor have been set apart on the Convertible Preferred Stock and any parity shares.

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

•                  on a parity with all of our other capital stock issued in the future, the terms of which expressly provide that it will rank on a parity with the shares of our Convertible Preferred Stock; and

•                  junior to all of our existing and future debt obligations and to all shares of our capital stock issued in the future, the terms of which expressly provide that such shares will rank senior to the shares of our Convertible Preferred Stock.

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

A “fundamental change” will be deemed to have occurred upon the occurrence of any of the following:

1. a “person” or “group” subject to specified exceptions, discloses that the person or group has become the direct or indirect ultimate “beneficial owner” of our common equity representing more than 50% of the voting power of our common equity other than a filing with a disclosure relating to a transaction which complies with the proviso in subsection 2 below;

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

All of these price-risk management transactions are considered derivative instruments and accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). These derivative instruments are intended to hedge our price risk and may be considered hedges for economic purposes. There are two types of accounting treatments for derivatives, (i) mark-to-market accounting and (ii) cash flow hedge accounting. For discussion of these accounting treatments, see Note 8 to our consolidated financial statements. We currently apply mark-to-market accounting treatment to all of our derivative contracts. The following table provides additional information regarding our various derivative transactions that were recorded at fair value on the balance sheet as of September 30, 2007.

(in thousands)
Fair value of contracts outstanding at December 31, 2006	$5,187
Contracts realized or otherwise settled during the period	4,292
Fair value at September 30, 2007 of new contracts entered into during 2007:
Asset	2,360
Liability	(3,622)
Changes in fair values attributable to changes in valuation techniques and assumptions	—
Other changes in fair values	(10,997)
Fair values of contracts outstanding at September 30, 2007	$(2,780)

The following table details the fair value of our commodity-based derivative contracts by year of maturity and valuation methodology as of September 30, 2007.

	Fair Value of Contracts at September 30, 2007
Source of Fair Value	Maturity less than 1 year	Maturity 1- 3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total fair value
	(in thousands)
Prices actively quoted:	—	—	—	—	—
Prices provided by other external sources:
Asset	995	—	—	—	995
Liability	(2,742)	(1,033)	—	—	(3,775)
Prices based on models and other valuation methods:	—	—	—	—	—
Total	$(1,747)	$(1,033)	$—	$—	$(2,780)

Tax Matters

At September 30, 2007, we had cumulative net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $77.7 million. The estimated NOLs presented herein assume that certain items, primarily intangible drilling costs, have been written off for tax purposes in the current year. However, we have not made a final determination if an election will be made to capitalize all or part of these items for tax purposes in the future.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. FIN 48 also requires that the amount of interest expense to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return. We also adopted FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”) as of January 1, 2007, which provides that a company’s tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. At January 1, 2007 we recorded the cumulative effect of the change in accounting principle as a $534,035 decrease in the opening balance of retained earnings. We had no reserves prior to adoption at January 1, 2007. We recognize interest and penalties related to unrecognized tax benefits in tax expense. However, we had not accrued interest or penalties at September 30, 2007.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also gives expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop fair value assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. We are currently assessing the impact that SFAS No. 157 will have on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and commodity prices. We use a Revolving Facility with a floating interest rate. We are not subject to fair value risk resulting from changes in our floating interest rates. The use of floating rate debt instruments provides a benefit due to downward interest rate movements but does not limit us to exposure from future increases in interest rates. Based on the September 30, 2007 outstanding borrowings and interest rates of 7.47% and 7.75% applied to various borrowings, a 10% change in interest rates would result in an increase or decrease of interest expense of approximately $1.7 million on an annual basis.

In the normal course of business, we enter into hedging transactions, including commodity price collars, swaps and floors, to mitigate our exposure to commodity price movements, but not for trading or speculative purposes. Please refer to Note 8 to our consolidated financial statements. While the use of these arrangements may limit the benefit to us of increases in the price of oil and natural gas, it also limits the downside risk of adverse price movements. The use of derivative instruments also involves the risk that the counterparties to such instruments will be unable to meet the financial obligations of such contracts. The following is a list of contracts outstanding as of September 30 2007:

Transaction Date	Transaction Type	Beginning	Ending	Price Per Unit	Volumes Per Day	Fair Value Outstanding as of September 30, 2007
						(in thousands)
Natural Gas (1):
01/07	Collar	02/01/07	12/31/07	$7.02-$9.00	15,000 MMBtu	$538
01/07	Collar	02/01/07	12/31/07	$7.00-$9.00	15,000 MMBtu	527
01/07	Collar	02/01/07	12/31/07	$7.00-$9.00	10,000 MMBtu	331
01/07	Collar	01/01/08	12/31/08	$7.50-$9.00	20,000 MMBtu	642
01/07	Collar	01/01/08	12/31/08	$7.50-$9.00	10,000 MMBtu	338
01/07	Collar	01/01/08	12/31/08	$7.50-$9.02	10,000 MMBtu	340
04/07	Collar	01/01/09	12/31/09	$7.75-$10.00	10,000 MMBtu	709

Crude Oil (2):
08/06	Collar	01/01/07	12/31/07	$70.00-$87.50	400 Bbl	(6)
12/06	Swap	01/01/07	12/31/07	$66.00	600 Bbl	(1,014)
12/06	Swap	01/01/08	12/31/08	$66.00	1,500 Bbl	(5,185)
						$(2,780)

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

At September 30, 2007, the fair value of the outstanding derivatives was a net liability of approximately $2.8 million. A 10% change in the commodity price per unit, as long as the price is either above the ceiling or below the floor price, would cause the fair value total of the derivative instruments to increase or decrease by approximately $0.9 million.

Two derivative contracts were entered into after September 30, 2007:

Transaction			Effective Dates			Volume Per
Date	Transaction Type		Beginning	Ending	Price Per Unit	Day
10/07	Natural Gas Collar	(1)	01/01/2009	12/31/2009	$7.75-$10.08	10,000 MMBtu
10/07	Crude Oil Collar	(2)	01/01/2009	12/31/2009	$70.00-$93.55	300 Bbl

(1)                  The Company’s October 2007 natural gas collar was entered into on a per MMBtu delivered price basis, using the NYMEX Natural Gas Index. Mark-to-market accounting treatment will be applied to this contract and the change in fair value will be reflected in total revenue.

(2)                  The Company’s October 2007 crude oil collar was entered into on a per barrel delivered price basis, using the West Texas Intermediate Light Sweet Crude Oil Index. Mark-to-market accounting treatment will be applied to this contract and the change in fair value will be reflected in total revenue.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Wade and Joyce Montet, et al., v. Edge Petroleum Corp of Texas, et al., consolidated with Rolland L. Broussard, et al., v. Edge Petroleum Corp of Texas, et al. - This was a consolidated suit, filed in state court in Vermilion Parish, Louisiana in September 2003. Plaintiffs were mineral/royalty owners under the Norcen-Broussard No. 1 and 2 wells, Marg Tex Reservoir C, Sand Unit A (Edge’s old Bayou Vermilion Prospect).  They claimed the operator at the time, Norcen Explorer, now Anadarko E&P Company (“Anadarko”), failed to “block squeeze” the sections of the No. 2 well, as a prudent operator, according to their allegations, would have done, to protect the gas reservoir from being flooded with water from adjacent underground formations. Plaintiffs further alleged Norcen was negligent in not creating a field-wide unit to protect their interests.  The allegations related to actions taken beginning in the early 1990’s. Plaintiffs named us and other working interest owners in the leases as defendants, including Norcen Explorer’s successors in interest, Anadarko. Plaintiffs originally sought damages, including interest, as high as $63 million for lost royalties and damages due to alleged devaluation of their mineral and property interests, plus attorneys’ fees. Of the 18.75% after-payout working interest that was originally reserved in the leases, we owned a 2.8% working interest at the time of the alleged acts or omissions. On September 6, 2005, we filed a third-party demand to join the other working interest owners who hold the remainder of the 18.75% working interest as third-party defendants in this case. These third-parties consist, for the most part, of partnerships that are directly or indirectly controlled by John Sfondrini, a director of ours, and hold an aggregate 14.7% working interest (the “Sfondrini Partnerships”). Vincent Andrews, also a director of ours, owns a minority interest in the corporate general partner of one of the partnerships.  The Sfondrini Partnerships consist of (1) Edge Group Partnership, a general partnership composed of limited partnerships of which Mr. Sfondrini and a company controlled by Mr. Sfondrini are general partners; (2) (A) Edge Option I Limited Partnership, (B) Edge Option II Limited Partnership and (C) Edge Option III Limited Partnership, limited partnerships of which Mr. Sfondrini and a company controlled by Mr. Sfondrini are general partners; and (3) BV Partners Limited Partnership, a limited partnership of which a company controlled by Messrs. Sfondrini and Andrews is general partner and of which Mr. Sfondrini is manager (and of which company Mr. Andrews is an officer).  These partnerships were among the third party defendants that we have sought to join in the case, and these partnerships, for the most part, filed answers denying any liability to us.

On December 19, 2006, we, along with the other defendants in this suit, reached a settlement agreement with the Broussard Plaintiffs in full settlement of their 72% of the total claims made in this consolidated action. This settlement was finalized in January 2007.  Our share of this settlement totaled approximately $208,000, which was recorded in December 2006.  The settlement with the Broussard Plaintiffs was finalized on February 1, 2007, and the defendants and the third-party defendants including the Sfondrini Partnerships were released from all claims by the Broussard Plaintiffs.  A joint motion to dismiss was filed with the court on March 24, 2007.

We and the other oil company defendants participated in a mediation regarding the remaining claims in this lawsuit with the Montet plaintiffs on May 10, 2007. All remaining claims were settled for a total agreed payment to the Montet plaintiffs of $3.5 million. Ours and the Sfondrini Partnerships’ share of the settlement amount were $118,333 and $502,917, respectively, for a total of $621,250, which amounts were paid by insurance. As part of the settlement, Mid-Continent Casualty Company and one other insurer agreed to cover and pay the full share of the Montet settlement amount attributable to us and the Sfondrini Partnerships in return for mutual releases under the policies involved and for a joint dismissal of all claims asserted by the parties in the suit for declaratory judgment filed by Mid-Continent against us and the Sfondrini Partnerships in federal district court in Houston. Also as part of the settlement, we reimbursed the Sfondrini Partnerships for certain attorneys’ fees in the amount of $62,500. The settlement with the Montet plaintiffs was finalized in writing in June 2007, all defendants have paid their respective shares of the amounts owed, and the court entered an order to dismiss on August 3, 2007. A final judgment dismissing all claims with prejudice was filed on June 29, 2007 in the related Mid-Continent suit for declaratory judgment in federal district court in Houston.

David Blake, et al. v. Edge Petroleum Corporation – On September 19, 2005, David Blake and David Blake, Trustee of the David and Nita Blake 1992 Children’s Trust filed suit against us in state district court in Goliad County, Texas alleging breach of contract for failure and refusal to transfer overriding royalty interests to plaintiffs in several leases in Goliad County, Texas and failure and refusal to pay monies to Blake pursuant to such overriding royalty interests for wells completed on the leases. The plaintiffs seek relief of (1) specific performance of the alleged agreement, including granting of overriding royalty interests by us to Blake; (2) monetary damages for failure to grant the overriding royalty interests; (3) exemplary damages for his claims of business disparagement and slander; (4) monetary damages for tortuous interference; and (5) attorneys’ fees and court costs. Venue of the case was transferred to Harris County, Texas by agreement of the litigants.  We have served plaintiffs with discovery and have filed a counterclaim and an amended counterclaim joining various related entities that are controlled by plaintiffs.  In addition, plaintiffs have filed an amended complaint alleging claims of slander of title and tortuous interference related to its alleged right to receive an overriding royalty interest from a third party.  Plaintiffs currently have on file an amended motion for summary judgment, to which we have filed a response.  In addition, we have filed a motion for summary judgment on the plaintiffs’ case.  In December 2006, the court denied our motion for summary judgment.  The court has not ruled on Blake’s motion.  The trial was scheduled to begin September 10, 2007, but has been passed and the new trial has been set for March 3, 2008.  Discovery in the case has commenced and is continuing. We have responded aggressively to this lawsuit, and believe we have meritorious defenses and counterclaims.

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

†10.12	—	Summary of Compensation of Non-Employee Directors (Incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

†10.13		Salaries and Certain Other Compensation of Executive Officers (Incorporated by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

†10.14	—	Description of Annual Cash Bonus Program for Executive Officers (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 12, 2007).

†10.15	—	New Base Salaries and Long-Term Incentive Awards for Certain Executive Officers (Incorporated by reference from exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 29, 2006).

10.16	—

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

EDGE PETROLEUM CORPORATION,
A DELAWARE CORPORATION
(REGISTRANT)

Date	November 8, 2007	/s/ John W. Elias
John W. Elias
Chairman of the Board, President and
Chief Executive Officer

Date	November 8, 2007	/s/ Michael G. Long
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

†10.12	—	Summary of Compensation of Non-Employee Directors (Incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

†10.13		Salaries and Certain Other Compensation of Executive Officers (Incorporated by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

†10.14	—	Description of Annual Cash Bonus Program for Executive Officers (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 12, 2007).

†10.15	—	New Base Salaries and Long-Term Incentive Awards for Certain Executive Officers (Incorporated by reference from exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 29, 2006).

10.16	—

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