Form 10-K
period 2007-12-31
EDGE PETROLEUM CORP
filed 2008-03-13
CIK 1021010

Use these links to rapidly review the document
TABLE OF CONTENTS
Index to Consolidated Financial Statements and Supplementary Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
(Registrant's telephone number, including area code)

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

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☒ No

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

         As of June 29, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant was $372.8 million (based on a value of $14.01 per share, the closing price of the Common Stock as quoted by NASDAQ Global Select Market on such date).

         As of March 11, 2008, 28,569,491 shares of Common Stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the registrant's 2008 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference into Part III of this report.

EDGE PETROLEUM CORPORATION

        Unless otherwise indicated by the context, references herein to the "Company", "Edge", "we", "our" or "us" mean Edge Petroleum Corporation, a Delaware corporation, and its corporate and partnership subsidiaries and predecessors. Certain terms used herein relating to the oil and natural gas industry are defined in ITEMS 1 AND 2. "BUSINESS AND PROPERTIES—CERTAIN DEFINITIONS."

FORWARD LOOKING INFORMATION

        Certain of the statements contained in all parts of this Annual Report on Form 10-K including, but not limited to, those relating to our drilling plans (including scheduled and budgeted wells), the effect of changes in strategy and business discipline, future tax matters, our 3-D project portfolio, future general and administrative expenses on a per unit of production basis, changes in wells operated and reserves, future growth and expansion, future exploration, future seismic data (including timing and results), the ongoing assessment of strategic alternatives, expansion of operation, our ability to generate additional prospects, review of outside generated prospects and acquisitions, additional reserves and reserve increases, replace production and manage our asset base, enhancement of visualization and interpretation strengths, expansion and improvement of capabilities, integration of new technology into operations, credit facilities, redetermination of our borrowing base, attraction of new members to the technical team, future compensation programs, new focus on core areas, new prospects and drilling locations, new alliances, future capital expenditures (or funding thereof) and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected rates of return, retained earnings and dividend policies, projected cash flows from operations, future commodity price environment, expectation or timing of reaching payout, outcome, effects or timing of any legal proceedings or contingencies, the impact of any change in accounting policies on our financial statements, the number, timing or results of any wells, the plans for timing, interpretation and results of new or existing seismic surveys or seismic data, future production or reserves, future acquisition of leases, lease options or other land rights, any other statements regarding future operations, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts are forward-looking statements. These forward-looking statements reflect our current view of future events and financial performance. When used in this document, the words "budgeted," "anticipate," "estimate," "expect," "may," "project," "believe," "intend," "plan," "potential," "forecast," "might," "predict," "should" and similar expressions are intended to be among the expressions that identify forward-looking statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Such statements involve risks and uncertainties, including, but not limited to, those set forth under ITEM 1A. "RISK FACTORS," the ongoing assessment of strategic alternatives and other factors detailed in this document and our other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.

AVAILABLE INFORMATION

        Our website address is www.edgepet.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. We make available on this website under "Investor Relations—SEC Filings," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission ("SEC"). The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including us.

PART I

ITEMS 1 AND 2.    BUSINESS AND PROPERTIES

Overview & History

        Edge Petroleum Corporation is an independent oil and natural gas company engaged in the exploration, development, acquisition and production of crude oil and natural gas properties from select onshore basins in the United States. Edge was founded in 1983 as a private company and went public in 1997. We have evolved over time from a prospect generation organization focused on high-risk, high-reward exploration projects to a team-driven organization focused on a balanced program of exploration, exploitation, development and acquisition of oil and natural gas properties.

Recent Developments

        At year-end 2007, our net proved reserves were 163.5 Bcfe, comprised of 116.6 billion cubic feet of natural gas, 4.8 million barrels of natural gas liquids and 3.0 million barrels of crude oil and condensate. Natural gas and natural gas liquids accounted for approximately 89% of those proved reserves. Approximately 77% of total proved reserves were developed as of year-end 2007 and they were all located onshore, in the United States. Our 2007 drilling program produced 46 apparent successes out of 50 wells drilled. We also continued developing and exploiting assets in south Texas, our largest core area, and began development of our Shale Plays. During 2007, we focused a great deal of our efforts on integrating the assets acquired in January 2007 from a privately held company (see below).

        January 2007 Acquisition—On January 31, 2007, we completed the purchase of certain oil and natural gas properties located in 13 counties in south and southeast Texas and other associated assets from a privately held company ("January 2007 Acquisition"). We paid approximately $384.4 million for these assets. This was our largest acquisition to date, and we spent much of 2007 integrating these assets into our business. In January 2007, we also completed concurrent public offerings of 10,925,000 shares of our common stock for net proceeds of approximately $138.1 million and 2,875,000 shares of our 5.75% Series A cumulative convertible perpetual preferred stock for net proceeds of approximately $138.4 million. We used the net proceeds from these offerings, along with borrowings under our current credit facility, to finance the January 2007 Acquisition and to repay our prior credit facility.

        Strategic Assessment Process—On December 18, 2007, we announced the hiring of a financial advisor to assist our Board of Directors with an assessment of strategic alternatives. On February 7, 2008, we provided an update on the strategic assessment process, which included a thorough review and assessment of our strengths and weaknesses, competitive position and asset base, reporting that after careful analysis, management and our Board of Directors believed that the best route to maximizing stockholder value at that time was to focus on an assessment of a potential merger or sale of Edge. We are working diligently to explore this alternative. A decision on any particular course of action has not been made and there can be no assurance that our Board of Directors will authorize any transaction. While that process is continuing, we intend to operate Edge in a manner designed to capture the most value possible for our stockholders.

        During the first quarter of 2008, we expect to complete the sale of a small group of non-core assets, which will have an effective date of March 1, 2008. We intend to use the sale proceeds to pay down a portion of our outstanding borrowings under our credit facility.

Strategy

        Given the backdrop of the ongoing strategic assessment process, we will be operating with a reduced capital spending program as we enter 2008 and while we continue to assess the potential sale or merger of the Company. This interim program, which could be supplemented quickly, calls for the drilling of 18 to 22 wells (7 to 9, net) during 2008, primarily in south Texas, and to a lesser extent in southeast New Mexico, complemented by selected expenditures for land and seismic. The interim program is estimated to have total capital spending in the range of $50 to $60 million.

        In the past, our business strategy has been based on the following six main elements:

        1.    Grow reserves through acquisitions and the drilling of a balanced portfolio of prospects.    We seek to maintain a prudent balance between higher risk/reward wells and more moderate risk/reward wells. In 2007, we drilled 50 wells (27.32 net), primarily in Texas, with 46 (24.54 net) of those wells completed as productive for an apparent success rate of approximately 92%. Our drilling and acquisition program helped us to replace 362% of our 2007 production (see "Oil and Natural Gas Reserve Replacement"). Over the last three years, we drilled 167 wells (91.70 net). Of the drilled wells, 151 gross (81.13 net) have been completed as apparent successes, for a success rate of approximately 90%. As a result of our acquisitions and drilling program, we have grown production and proved reserves since December 31, 2004. Production has grown from 12.1 Bcfe for the year ended December 31, 2004 to 24.1 Bcfe for the year ended December 31, 2007, an increase of approximately 99%. Also, we have grown proved reserves from approximately 89.1 Bcfe at year-end 2004 to 163.5 Bcfe at December 31, 2007.

        2.    Seek acquisitions that we believe have upside potential.    We seek acquisitions of producing properties that typically have exploration or exploitation upside potential. As illustrated by the January 2007 Acquisition, we primarily seek properties in our existing core areas or as a means to establish new core areas. We do not plan on pursuing any significant acquisitions during our strategic assessment process.

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

        5.    Maintain a conservative financial structure and control our cost structure.    We believe that a conservative financial structure is crucial to consistent, positive financial results, management of cyclical swings in our industry and the ability to move quickly to take advantage of acquisitions and attractive drilling opportunities. In order to maximize our financial flexibility, we try to maintain a target range of 30% to 40% for our debt-to-total capital ratio. At December 31, 2007, our debt-to-total capital ratio was 37.4%.

          We try to fund most of our non-acquisition capital expenditures using cash flow from operations, reserving our debt capacity for potential investment opportunities that we believe can profitably add to our program. Part of a sound financial structure is constant attention to costs, both operating and overhead. Over the past several years, we have worked diligently to control our operating and overhead costs and instituted a formal, disciplined budgeting process.

        6.    Use equity ownership and performance based compensation programs to attract and retain a high-quality workforce.    In late 1998, we eliminated the previous overriding royalty compensation system and replaced it with a system designed to reward all employees through performance-based compensation that is competitive with our peers and through equity ownership. As of March 11, 2008, our directors and employees, including executive officers, owned or had options to acquire an aggregate of approximately 7% of our outstanding common stock.

Employees

        As of March 11, 2008, we had 86 full-time employees. We believe that our relationships with our employees are good. None of our employees are covered by a collective-bargaining agreement. From time to time, we utilize the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well-site surveillance, permitting and environmental assessment. Field and on-site production operation services, such as pumping, maintenance, dispatching, inspection and testing are generally provided by independent contractors.

Offices

        We lease executive and corporate office space located at 1301 Travis Street in downtown Houston, Texas.

Oil and Natural Gas Reserves

        The following table sets forth our estimated net proved oil and natural gas reserves and the present value of estimated future net cash flows related to such reserves as of December 31, 2007. Our reserves increased significantly in 2007 primarily due to the January 2007 Acquisition. Increases in reserves from extensions and discoveries in 2007 were primarily the result of the drilling of 46 productive wells, 87% of which were development and 13% of which were exploratory. Revisions of previous estimates during 2007 were primarily due to (1) the drilling of two proved undeveloped ("PUD") locations that were dry holes, one in southeast Texas and one in south Texas (2) writing down 13 PUD location reserves primarily based on poor offset well performance, (3) poor response on recompletions in south Texas that affected proved behind pipe reserves and (4) updated performance (both positive and negative) on existing wells.

        We engaged Ryder Scott Company, L.P. ("Ryder Scott") and W. D. Von Gonten & Co. ("WDVG") to estimate our net proved reserves, projected future production, estimated future net revenue attributable to our proved reserves, and the present value of such estimated future net revenue as of December 31, 2007. Ryder Scott and WDVG's estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data provided by us. Ryder Scott has independently evaluated our reserves for the past 14 years and WDVG has independently evaluated the reserves we acquired from Contango Oil and Gas Company late in 2004 for the past six years. In estimating the reserve quantities that are economically recoverable, Ryder Scott and WDVG used oil and natural gas prices in effect at December 31, 2007 and estimated development and production costs that were in effect during December 2007 without giving effect to hedging activities. In accordance with SEC regulations, no price or cost escalation or reduction was considered by Ryder Scott and WDVG. For further information concerning Ryder Scott and WDVG's estimates of our proved reserves at December 31, 2007, see the summaries of the reserve reports of Ryder Scott and WDVG included as exhibits to this Form 10-K (respectively, the "Ryder Scott Report" and the "WDVG Report"). In accordance with Statement of Financial Accounting Standards ("SFAS") No. 69, Disclosures About Oil and Natural Gas Producing Activities, the present value of estimated future net revenues after income taxes was prepared using constant prices as of the calculation date, discounted at 10% per annum, and is not intended to represent the current market value of the estimated oil and natural gas reserves we owned. For further information concerning the present value of future net revenue from these proved reserves, see Note 22 to our consolidated financial statements. See also ITEM 1A. "RISK FACTORS."

The oil and natural gas reserve data included in or incorporated by reference in this document are only estimates and may prove to be inaccurate.

	Proved Reserves as of December 31, 2007
	Developed(1)	Undeveloped(2)	Total
Oil and condensate (MBbls)	2,580	464	3,044
Natural gas liquids (MBbls)	3,732	1,043	4,775
Natural gas (MMcf)	88,134	28,427	116,561
Total MMcfe	126,005	37,467	163,472
In thousands:
Estimated future net revenue before income taxes	$751,748	$153,494	$905,242
Present value of estimated future net revenue before income taxes (discounted 10% per annum)(3)	$522,104	$87,795	$609,899
Future income taxes (discounted 10% per annum)	(37,500)	(29,880)	(67,380)

Standardized measure of discounted future net cash flows	$484,604	$57,915	$542,519

(1)
Proved developed reserves are proved reserves that are expected to be recovered from existing wells with existing equipment and operating methods.

(2)
Proved undeveloped reserves are proved reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

(3)
Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated future production and development costs, using year-end NYMEX oil and natural gas prices in effect at December 31, 2007, which were $6.80 per MMbtu of natural gas and $96.00 per Bbl of oil. Management believes that the presentation of the present value of future net cash flows attributable to estimated proved reserves, discounted at 10% per annum (the "PV-10 Value"), may be considered a non-GAAP financial measure as defined in Item 10(e) of Regulation S-K, therefore the Company has included this reconciliation of the measure to the most directly comparable GAAP financial measure (Standardized measure of discounted future net cash flows). Management believes that the presentation of PV-10 Value provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. Because many factors that are unique to each individual company may impact the amount of future income taxes to be paid, the use of the pre-tax measure provides greater comparability when evaluating companies. It is relevant and useful to investors for evaluating the relative monetary significance of the Company's oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of the Company's reserves to other companies. Management also uses this pre-tax measure when assessing the potential return on investment related to its oil and natural gas properties and in evaluating acquisition candidates. The PV-10 Value is not a measure of financial or operating performance under GAAP, nor is it intended to represent the current market value of the estimated oil and natural gas reserves owned by the Company. PV-10 Value should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under GAAP.

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

        In accordance with SEC regulations, the Ryder Scott Report and the WDVG Report each used year-end oil and natural gas prices in effect at December 31, 2007, adjusted for basis and quality differentials. The prices used in calculating the estimated future net revenue attributable to proved reserves do not necessarily reflect market prices for oil and natural gas production subsequent to December 31, 2007. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will actually be realized for such production or that existing contracts will be honored or judicially enforced. Decreases in the assumed commodity prices result in decreases in estimated future net revenue as well as in estimated reserves.

Oil and Natural Gas Reserve Replacement

        Finding and developing sufficient amounts of natural gas and crude oil reserves at economical costs are critical to our long-term success. Our business, as with other extractive businesses, is a depleting one in which each gas equivalent unit produced must be replaced or our asset base and ability to generate revenues in the future will shrink. Given the inherent decline of reserves resulting from the production of those reserves, it is important for an exploration and production company to demonstrate a long-term trend of more than offsetting produced volumes with new reserves that will provide for future production. We use the reserve replacement ratio, as defined below, as an indicator of our ability to replenish annual production volumes and grow our reserves, thereby providing some information on the sources of future production and income. We believe that reserve replacement is relevant and useful information that is commonly used by analysts, investors and other interested parties in the oil and gas industry as a means of evaluating the operational performance and to a greater extent the prospects of entities engaged in the production and sale of depleting natural resources. These measures are often used as a metric to evaluate an entity's historical track record of replacing the reserves that it produced. The reserve replacement ratio is calculated by dividing the sum of reserve additions from all sources (revisions, acquisitions, extensions and discoveries) by the actual production for the corresponding period. Additions to our reserves are proven developed and proven undeveloped reserves. We expect to continue adding to our reserve base through these activities, but certain factors outside our control may impede our ability to do so (see ITEM 1A. "RISK FACTORS"). The values for these reserve additions and production are derived directly from the proved reserves table in Note 22 to our consolidated financial statements. Accordingly, we do not use unproved reserve quantities. The reserve replacement ratio is a statistical indicator that has limitations. As an annual measure, the ratio is limited because it typically varies widely based on the extent and timing of new discoveries and property acquisitions. Its predictive and comparative value is also limited for the same reasons. In addition, since the ratio does not consider the cost or timing of future production of new reserves, it cannot be used as a measure of value creation. The ratio does not distinguish between changes in reserve quantities that are developed and those that will require additional time and funding to develop. In that regard, the percentage of reserves that were developed was 77%, 77%, and 74% for the years ended December 31, 2007, 2006 and 2005, respectively. Set forth below is our reserve replacement ratio for the periods indicated.

	For the Year Ended December 31,
				Three Year Average
	2007	2006	2005
Reserve Replacement Ratio	362%	97%	184%	232%

Oil and Natural Gas Volumes, Prices and Operating Expense

        The following table sets forth certain information regarding production volumes, average sales prices and average operating expenses associated with our sale of oil and natural gas for the periods indicated.

	Year Ended December 31,
	2007	2006	2005
Production:
Oil and condensate (MBbls)	460	345	324
Natural gas liquids (MBbls)	637	222	308
Natural gas (MMcf)	17,536	13,850	12,597
Natural gas equivalent (MMcfe)	24,118	17,251	16,384
Average sales price—before hedging and derivatives:
Oil and condensate ($ per Bbl)	$70.86	$63.10	$53.57
Natural gas liquids ($ per Bbl)	40.00	25.52	18.45
Natural gas ($ per Mcf)	6.66	6.68	7.97
Natural gas equivalent ($ per Mcfe)	7.25	6.96	7.53
Average sales price—after hedging and derivatives:
Oil and condensate ($ per Bbl)	$35.21	$64.10	$50.36
Natural gas liquids ($ per Bbl)	40.00	25.52	18.45
Natural gas ($ per Mcf)	6.80	7.36	7.87
Natural gas equivalent ($ per Mcfe)	6.67	7.52	7.40
Average oil and natural gas operating expenses ($ per Mcfe)(1)	$0.71	$0.53	$0.52
Average production and ad valorem taxes ($ per Mcfe)	$0.54	$0.53	$0.52

(1)
Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), expensed workover costs, the administrative costs of field production personnel, and insurance costs. Transportation costs are netted from our revenues.

Exploration, Development and Acquisition Capital Expenditures

        The following table sets forth certain information regarding the total costs incurred in connection with exploration, development and acquisition activities.

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Acquisition costs:
Unproved properties	$64,483	$21,661	$33,948
Proved properties(1)	336,022	36,573	66,472
Exploration costs	41,240	17,898	20,426
Development costs	71,954	64,724	58,685

Subtotal	513,699	140,856	179,531
Asset retirement costs	2,966	416	436

Total costs incurred	$516,665	$141,272	$179,967

    (1)
    Includes $17.8 million added to property acquired in the Cinco acquisition in 2005 associated with recording a deferred tax liability at the date of acquisition for taxable temporary differences existing at the purchase date in accordance with SFAS No. 109, Accounting for Income Taxes. This amount was adjusted to $16.8 million in 2006 as a result of the final purchase price adjustment for the Cinco acquisition. See Notes 6 and 16 to our consolidated financial statements.

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

	Year Ended December 31,
	2007		2006		2005
	Gross	Net	Gross	Net	Gross	Net
Exploratory:
Productive	6	3.01	13	5.12	16	6.44
Non-productive	2	1.63	5	2.66	1	0.75

Total	8	4.64	18	7.78	17	7.19

Development:
Productive	40	21.53	30	18.28	46	26.51
Non-productive	2	1.15	4	2.87	2	1.75

Total	42	22.68	34	21.15	48	28.26

Grand Total	50	27.32	52	28.93	65	35.45

Success Ratio	92%	90%	83%	81%	95%	93%

Productive Wells

        The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2007.

	Company-Operated		Non-Operated		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	51	37.44	78	21.05	129	58.49
Natural gas	251	180.47	242	84.35	493	264.82

Total	302	217.91	320	105.40	622	323.31

Acreage Data

        The following table sets forth certain information regarding our developed and undeveloped lease acreage as of December 31, 2007. Developed acres refer to acreage within producing units and undeveloped acres refer to acreage that has not been placed in producing units.

	Developed Acres		Undeveloped Acres		Total
	Gross	Net	Gross	Net	Gross	Net
Texas—Vicksburg	14,881	7,764	53,825	12,686	68,706	20,450
Texas—Queen City	14,924	9,118	—	—	14,924	9,118
Texas—Deep Frio	3,910	3,743	6,497	4,565	10,407	8,308
Texas—Other	47,190	17,694	10,068	3,913	57,258	21,607
Mississippi Interior Salt Basin	7,872	3,851	17,834	9,712	25,706	13,563
Southeast New Mexico	7,571	2,436	93,141	18,506	100,712	20,942
South Louisiana	1,906	470	105	105	2,011	575
Arkansas (Fayetteville Shale)	1,363	1,152	4,298	3,540	5,661	4,692
Alabama	750	46	—	—	750	46
Michigan	160	160	498	498	658	658
Mississippi/Alabama (Floyd Shale)	—	—	44,732	38,340	44,732	38,340
Montana	—	—	1,198	652	1,198	652

Total	100,527	46,434	232,196	92,517	332,723	138,951

        Leases covering approximately 41,530 gross (25,404 net), 38,449 gross (15,606 net) and 34,740 gross (26,145 net) undeveloped acres are scheduled to expire in 2008, 2009 and 2010, respectively. In general, our leases will continue past their primary terms if oil and natural gas production in commercial quantities is being produced from a well on such lease or other drilling or reworking operations are being continuously prosecuted.

        The table above does not include 37,487 gross (35,833 net) undeveloped acres in Texas for which we have the option to acquire leases based upon a commitment of continuous drilling. We estimate that these options to acquire leased acreage will expire in 2008, based on our current well and 3-D seismic acquisition schedule.

Core Areas of Operation

        As of December 31, 2007, 85% of our proved reserves were in Texas, 6% in Mississippi, 5% in New Mexico, and 4% in south Louisiana, Michigan, Alabama and Arkansas. In south Texas, our exploration and production activities are concentrated in three primary plays: Vicksburg, Queen City and Deep Frio trends. Our principal properties are located in the following areas of the United States:

        The table below sets forth the gross and net number of our gas, oil and service wells in each of our core areas of operation as of December 31, 2007. Net wells are calculated based on our working or net revenue interest in each of the properties we own.

	Gas Wells		Oil Wells		Service Wells(1)
	Gross	Net	Gross	Net	Gross	Net
Texas—Vicksburg	159	60.10	4	1.28	4	2.62
Texas—Queen City	90	60.11	1	0.62	1	0.30
Texas—Deep Frio	42	39.77	6	5.99	—	—
Texas—Other	167	89.96	52	30.54	7	5.41
South Louisiana	6	1.38	—	—	3	0.41
Mississippi Interior Salt Basin	9	5.44	29	6.61	3	0.72
Alabama	—	—	5	0.22	3	1.18
Arkansas	3	1.18	—	—	—	—
Michigan	1	1.00	—	—	—	—
Southeast New Mexico	16	5.88	32	13.23	—	—

Total	493	264.82	129	58.49	21	10.64

(1)
Service wells are wells drilled or completed for the purpose of supporting production in an existing field. Specific purposes of service wells include gas injection, water injection, steam injection, air injection, salt-water disposal, water supply for injection, observation, or injection for in-situ combustion.

        We conduct our operations primarily along the onshore United States Gulf Coast, with our primary emphasis in south Texas, Mississippi, Arkansas, Louisiana and southeast New Mexico. Our resources and assets are managed and our results reported as one operating segment. The following table sets out a brief comparative summary of certain key 2007 data for each area.

	Production MMcfe	Percentage of Total Production	Production Revenue (In thousands)	Estimated Proved Reserves MMcfe	Percentage of Total Estimated Proved Reserves	Gross New Wells Drilled	Gross New Productive Wells Drilled
State / Trend:
Texas—Vicksburg	6,587	28%	$47,435	64,391	39%	20	20
Texas—Queen City	5,023	21%	36,304	17,918	11%	4	3
Texas—Deep Frio	2,765	11%	20,431	21,177	13%	5	5
Texas—Other	6,680	28%	45,697	36,158	22%	2	1

Total Texas	21,055	88%	149,867	139,644	85%	31	29
Mississippi Interior Salt Basin	1,032	4%	8,904	9,071	6%	1	—
Arkansas	105	*	533	485	*	7	6
South Louisiana	148	1%	1,425	6,616	4%	—	—
Southeast New Mexico	1,671	7%	12,838	7,382	5%	11	11
Michigan	100	*	751	244	*	—	—
All Others	7	*	520	30	*	—	—

Company Total	24,118	100%	$174,838	163,472	100%	50	46

*
Less than 1%

South & southeast Texas

        As of December 31, 2007, we owned an interest in 151,295 gross (59,483 net) acres in Texas. Our areas of focus in this region are predominantly in the Vicksburg, Queen City and Deep Frio producing trends. As of December 31, 2007, we operated approximately 263 wells, which along with our 258 non-operated wells accounted for about 87% of our total net production in 2007. We drilled 31 wells during 2007 in Texas, 94% of which were apparent successes. The majority of our 2007 drilling activity took place in the Vicksburg project area. We drilled 20 apparently successful wells in the Vicksburg project area, five in the Deep Frio project area and four in the Queen City project area. In 2008, we currently expect to drill 14 gross wells (6 net) in our core areas in Texas. The majority of these wells are planned in the Vicksburg project area.

South Louisiana

        As of December 31, 2007, we owned an interest in 2,011 gross (575 net) acres in south Louisiana primarily located in Acadia, Calcasieu, Lafayette, St. Landry and Vermilion Parishes. As of December 31, 2007, we had an interest in 6 wells, none of which we operate. We did not drill any wells in south Louisiana in 2007 and we have no current plans to drill additional wells in this area in 2008.

Mississippi Interior Salt Basin

        As of December 31, 2007, we owned an interest in 25,706 gross (13,563 net) acres in the Mississippi Interior Salt Basin area and 44,732 gross (38,340 net) undeveloped acreage in the Floyd Shale play. We acquired reserves and production in the Mississippi Interior Salt Basin in south central Mississippi as part of the 2003 merger with Miller Exploration Company ("Miller"). The primary producing horizons in the Mississippi Interior Salt Basin around the Miller properties include the Hosston, Sligo, Rodessa and James Lime sections. As of December 31, 2007, we operated eleven wells in this area. Production from wells in the Mississippi Interior Salt Basin accounted for approximately 4% of our total net production in 2007. In 2007, we drilled one well (1.0 net) in this area. We have no plans to drill additional wells in Mississippi at this time.

Michigan

        As of December 31, 2007, we owned an interest in 658 gross (658 net) acres in Michigan. We acquired acreage and one producing well in south central Michigan as part of the 2003 merger with Miller. We operate this well which produces from the Trenton/Black River formation at approximately 3,000 feet and this well accounted for less than 1% of our total net production in 2007. We have no plans for additional activity in Michigan in 2008 at this time.

Southeast New Mexico

        As of December 31, 2007, we owned an interest in 100,712 gross (20,942 net) acres in this area that we earned through a drilling obligation we fulfilled during 2004 and 2005 and through subsequent purchases. The objectives in this area are shallow oil in the Yeso, San Andres, Queen and Grayburg formations, and deep natural gas in the Atoka and Morrow formations. Additional objectives are the Strawn, Cisco, Wolfcamp and Devonian formations. In 2007, we participated in the drilling of 11 gross (4.7 net) wells, of which 100% were apparent successes. Production from wells in the southeast New Mexico area represented approximately 7% of our total net production in 2007. During 2008, we anticipate drilling 6 wells (2 net) in southeast New Mexico.

Arkansas

        As of December 31, 2007, we owned an interest in 5,661 gross (4,692 net) undeveloped acres in the Fayetteville Shale play in south central Arkansas. In 2007, we drilled seven wells (3.8 net), six (3.2 net) of which were apparent successes. Five wells in Arkansas had operations temporarily suspended at year-end 2007 because fracture stimulation during the completion of our initial wells caused communication with an underlying water bearing zone. Many of the planned 2007 wells have been deferred and some of the reserves that we originally expected to be classified as proved were moved to the non-proved category. Production from wells in the Arkansas area represented less than 1% of our total net production in 2007. Due to the ongoing strategic assessment process, we do not anticipate additional drilling in this area during 2008.

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

        We have granted mortgage liens on substantially all of our oil and natural gas properties in favor of Union Bank of California, as agent, to secure our credit facility. These mortgages and the credit facility contain substantial restrictions and operating covenants that are customarily found in loan agreements of this type. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—LIQUIDITY AND CAPITAL RESOURCES—CREDIT FACILITY" and Note 10 to our consolidated financial statements.

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

Delivery Commitments

        During 2007, we executed a gas gathering and compression services agreement with Frontier Midstream, LLC ("Frontier"). Following execution of such agreement, Frontier expedited the installation of the Rose Bud system in White County, Arkansas, including the high and low pressure gathering lines, dehydration, compression and the interconnect with Ozark, in order to accommodate our desire to be able to deliver natural gas as soon as our wells were completed. At the time of signing the contract, we had completed and tested two productive wells in the Moorefield shale in Arkansas. The Rose Bud system was installed, operational and ready to deliver our production in June 2007. The contract minimum commitment to Frontier is 2.7 Bcf over a three year period for the pipeline interconnect. This line carries a $0.29 per Mcf deficiency rate, for a total commitment for the pipeline of approximately $0.8 million. We have delivered approximately $41,400 of this commitment through December 31, 2007. In addition to the pipeline, Frontier also built and installed lateral gathering lines to eight locations. The remaining commitment on these laterals is $1,305,000, for a total potential liability of approximately $2.0 million to be paid by June 2010 if the minimum volumes are not delivered. We currently have not recorded a liability for these commitments as we expect to meet the minimum physical delivery based on estimated production.

        This contract is not considered a derivative, but has been designated as an annual sales contract under Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended).

Derivatives

        Due to the instability of oil and natural gas prices, we may enter into, from time to time, price risk management transactions (e.g., swaps, collars and floors) on our expected oil and natural gas production to seek to achieve a more predictable cash flow, as well as to reduce exposure to price fluctuations. While the use of these arrangements may limit our ability to benefit from increases in the price of oil and natural gas, it is also intended to reduce our potential exposure to adverse price movements. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—APPROACH TO THE BUSINESS" for a discussion of our current level of derivative contracts as it relates to expected production. Our price-risk management arrangements, to the extent we enter into any, are intended to apply to only a portion of our expected production, and thereby provide only partial price protection against declines in oil and natural gas prices while limiting our potential gains from future increases in prices. None of these instruments are, at the time of their execution, intended to be used for trading purposes, but may be deemed as such due to the expected decrease in our anticipated 2008 production. All such derivative transactions provide for financial rather than physical settlement. These derivative transactions are generally placed with major financial institutions that the Company believes are minimal credit risks. On a quarterly basis, our management reviews all of our price-risk management transaction policies, including volumes, accounting treatment, types of instruments and counterparties. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation with and concurrence by the President and Chairman of the Board. Our Board of Directors monitors our price-risk management policies and trades on a monthly basis. We account for these transactions as hedging and derivative activities and, accordingly, certain gains and losses are included in revenue during the period the transactions occur (see Note 9 to our consolidated financial statements and ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CRITICAL ACCOUNTING POLICIES AND ESTIMATES—DERIVATIVES AND HEDGING ACTIVITIES.").

        All of our price-risk management transactions are considered derivative instruments and are accounted for in accordance with SFAS No. 133. These derivative instruments are intended to hedge our price-risk and may be considered hedges for economic purposes, but certain of these transactions may not qualify for cash flow hedge accounting. All derivative instruments, other than those that meet the normal purchases and sales exception, are recorded on the balance sheet at fair value and the cash flows resulting from settlement of these derivative transactions are classified in operating activities on the statement of cash flows. For those derivatives to which mark-to-market accounting treatment is applied, the changes in fair value are not deferred through other comprehensive income on the balance sheet. Rather they are immediately recorded in total revenue on the statement of operations. For those derivatives that are designated and qualify for cash flow hedge accounting, the effective portion of the changes in the fair value of the contracts is recorded in other comprehensive income on the balance sheet and the ineffective portion of the changes in the fair value of the contracts is recorded in total revenue on the statement of operations, in either case as such changes occur. When the hedged production is sold, the realized gains and losses on the contracts are removed from other comprehensive income and recorded in revenue. While the contract is outstanding, the unrealized and ineffective gain or loss may increase or decrease until settlement of the contract depending on the fair value at the measurement dates.

        Beginning in the first quarter of 2006, we applied mark-to-market accounting treatment to all outstanding derivative contracts, therefore the changes in fair value are not deferred through other comprehensive income, but rather recorded in revenue immediately as unrealized gains or losses. Going forward, we will continue to evaluate the terms of new contracts entered into to determine whether cash flow hedge accounting treatment or mark-to-market accounting treatment will be applied. Prior to 2006, we used mark-to-market accounting treatment for our crude oil derivative contracts and cash flow hedge accounting treatment for our natural gas derivative contracts. Therefore, unrealized gains and losses on the change in fair value of natural gas derivative contracts between periods may not be comparable.

        The table below shows derivative gains and losses included within total revenue for the years presented.

	Year Ended December 31
	2007	2006	2005
	(in thousands)
Natural gas contract settlements (Mcf)	$4,513	$4,699	$(1,230)
Crude oil contract settlements (Bbl)	(935)	—	(1,757)
Mark-to-market reversal of prior period unrealized change in fair value of gas derivative contracts (Mcf)	(4,686)	—	—
Mark-to-market unrealized change in fair value of gas derivative contracts (Mcf)	2,626	4,686
Mark-to-market reversal of prior period unrealized change in fair value of oil derivative contracts (Bbl)	(500)	(155)	565
Mark-to-market unrealized change in fair value of oil derivative contracts (Bbl)	(14,956)	500	155

Gain (loss) on hedging and derivatives	$(13,938)	$9,730	$(2,267)

        The table below summarizes our outstanding derivative contracts reflected on the balance sheet at December 31, 2007 and 2006.

						Fair Value of Outstanding Derivative Contracts as of December 31,
Transaction Date	Transaction Type			Price Per Unit	Volumes Per Day
		Beginning	Ending			2007	2006
						(in thousands)
Natural Gas(1):
08/06	Collar(3)	01/01/2007	12/31/2007	$7.50 - $11.50	5,000 MMBtu	$—	$2,301
08/06	Collar(3)	01/01/2007	12/31/2007	$7.50 - $12.00	5,000 MMBtu	—	2,385
01/07	Collar	01/01/2008	12/31/2008	$7.50 - $ 9.00	20,000 MMBtu	1,096	—
01/07	Collar	01/01/2008	12/31/2008	$7.50 - $ 9.00	10,000 MMBtu	619	—
01/07	Collar	01/01/2008	12/31/2008	$7.50 - $ 9.02	10,000 MMBtu	599	—
04/07	Collar	01/01/2009	12/31/2009	$7.75 - $10.00	10,000 MMBtu	125	—
10/07	Collar	01/01/2009	12/31/2009	$7.75 - $10.08	10,000 MMBtu	187	—
Crude Oil(2):
08/06	Collar	01/01/2007	12/31/2007	$70.00 - $87.50	400 Bbl	—	1,047
12/06	Swap	01/01/2007	12/31/2007	$66.00	600 Bbl	—	212
12/06	Swap	01/01/2008	12/31/2008	$66.00	1,500 Bbl	(14,541)	(758)
10/07	Collar	01/01/2009	12/31/2009	$70.00 - $93.55	300 Bbl	(414)	—

						$(12,329)	$5,187

(1)
Our natural gas collars were entered into on a per MMBtu delivered price basis, using the NYMEX Natural Gas Index. Mark-to-market accounting treatment is applied to these contracts and the change in fair value is reflected in total revenue.

(2)
Our crude oil collars were entered into on a per barrel delivered price basis, using the West Texas Intermediate Light Sweet Crude Oil Index. Mark-to-market accounting treatment is applied to these contracts and the change in fair value is reflected in total revenue.

(3)
During January 2007, the two natural gas collars entered into in August 2006 covering a portion of our 2007 estimated production were terminated at no cost to us and replaced with two new collars, each covering 15,000 MMBtu per day. The new prices per unit were $7.02-$9.00 and $7.00-$9.00.

Sales to Major Customers

        We sold natural gas and crude oil production representing 10% or more of our total revenues to the following major customers for the years ended December 31, 2007, 2006, and 2005.

	For the Year Ended December 31,
Purchaser
	2007	2006	2005
Integrys Energy Services, Inc.	22%	*	*
Kinder Morgan	20%	37%	29%
Gulfmark Energy, Inc.	11%	5%	6%
Copano Field Services	5%	10%	17%
ChevronTexaco, Inc.	4%	12%	18%
Kerr-McGee Oil & Gas	*	10%	*

    *
    Zero or less than 1%.

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

Competition

        We compete with other oil and natural gas companies in all areas of our operations, including the acquisition of exploratory prospects and proven properties. Our ability to explore for oil and natural gas reserves and to acquire additional properties in the future will be dependent upon our ability to conduct our operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. We believe that our technological expertise, our exploration, land, drilling and production capabilities and the experience of our management generally enable us to compete effectively. (See ITEM 1A. "RISK FACTORS—We face strong competition from larger oil and natural gas companies.")

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

        Regulation of Sales and Transportation of Natural Gas.    Federal legislation and regulatory controls have historically affected the price of natural gas produced by us, and the manner in which such production is transported and marketed. Under the Natural Gas Act ("NGA") of 1938, the Federal Energy Regulatory Commission (the "FERC") regulates the interstate transportation and the sale in interstate commerce for resale of natural gas. Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act (the "Decontrol Act") deregulated natural gas prices for all "first sales" of natural gas, including all sales by us of our own production. As a result, all of our domestically produced natural gas may now be sold at market prices, subject to the terms of any private contracts that may be in effect. However, the Decontrol Act did not affect the FERC's jurisdiction over natural gas transportation. Under the provisions of the Energy Policy Act of 2005 (the "2005 Act"), the NGA has been amended to prohibit any forms of market manipulation in connection with the purchase or sale of natural gas, and the FERC has issued new regulations to implement this prohibition. In addition, under the 2005 Act the FERC has been directed to establish new regulations that are intended to increase natural gas pricing transparency through, among other things, expanded dissemination of information about the availability and prices of gas sold. The 2005 Act also has significantly increased the penalties for violations of the NGA.

        Our natural gas sales are affected by intrastate and interstate gas transportation regulation. Following the Congressional passage of the Natural Gas Policy Act of 1978 ("NGPA"), the FERC adopted a series of regulatory changes that have significantly altered the transportation and marketing of natural gas. Beginning with the adoption of Order No. 436, issued in October 1985, the FERC has implemented a series of major restructuring orders that have required pipelines, among other things, to perform "open access" transportation of gas for others, "unbundle" their sales and transportation functions, and allow shippers to release their unneeded capacity temporarily and permanently to other shippers. As a result of these changes, sellers and buyers of gas have gained direct access to the particular pipeline services they need and are better able to conduct business with a larger number of counterparties. We believe these changes generally have improved our access to markets while, at the same time, substantially increasing competition in the natural gas marketplace. It remains to be seen, however, what effect the FERC's other activities will have on access to markets, the fostering of competition and the cost of doing business. We cannot predict what new or different regulations the FERC and other regulatory agencies may adopt, or what effect subsequent regulations may have on our activities. We do not believe that we will be affected by any such new or different regulations materially differently than any other seller of natural gas with which we compete.

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

        We own certain natural gas pipelines that we believe meet the standards the FERC has used to establish a pipeline's status as a gatherer not subject to FERC jurisdiction under the NGA. These gathering facilities are regulated for safety compliance by the U.S. Department of Transportation ("DOT") and/or by state regulatory agencies. In 2004, the DOT implemented regulations requiring that pipeline operators implement a pipeline integrity management program that must at a minimum include an inspection of certain pipeline facilities within ten years, and at least every seven years thereafter. In addition, beginning in early 2006, the DOT's Pipeline and Hazardous Materials Safety Administration commenced a rulemaking proceeding to develop rules that would better distinguish onshore gathering lines from production facilities and transmission lines, and to develop safety requirements better tailored to gathering line risks. We are not able to predict with certainty the final outcome of this rulemaking proposal.

        The intrastate pipeline system in Texas is regulated for safety compliance by the DOT and the Texas Railroad Commission. In 2002, the United States Congress enacted the Pipeline Safety Improvement Act of 2002, which contains a number of provisions intended to increase pipeline operating safety. The DOT's final regulations implementing the 2002 act became effective in February 2004. Among other provisions, the regulations require that pipeline operators implement a pipeline integrity management program that must at a minimum include an inspection of gas transmission pipeline and nonrural gathering facilities within the next ten years, and at least every seven years thereafter. In December 2006, Congress enacted the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, which reauthorizes the programs adopted under the 2002 Act, proposes enhancements for state programs to reduce excavation damage to pipelines, establishes increased federal enforcement of one-call excavation programs, and establishes a new program for review of pipeline security plans and critical facility inspections. In addition, beginning in October 2005, the DOT's Pipeline and Hazardous Materials Safety Administration commenced a rulemaking proceeding to develop rules that would better distinguish onshore gathering lines from production facilities and transmission lines, and to develop safety requirements better tailored to gathering line risks. On March 15, 2006, the DOT revised its regulations to define more clearly the categories of gathering facilities subject to DOT regulation, established new safety rules for certain gathering lines in rural areas, revised the current regulations applicable to safety and inspection of gathering lines in nonrural areas, and adopted new compliance deadlines. We acquired several lines in the January 2007 Acquisition that are subject to annual inspection and maintenance and we have DOT permits on 10 lines with the Texas Railroad Commission. In addition to safety regulation, state regulation of gathering facilities generally includes various environmental, and in some circumstances, nondiscriminatory take requirements, but does not generally entail rate regulation. Natural gas gathering may receive greater regulatory rate and service scrutiny at the state level in the post-restructuring environment.

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

        In response to studies suggesting that emissions of carbon dioxide and certain other gases may be contributing to warming of the Earth's atmosphere, the current session of the U.S. Congress is considering climate change-related legislation to restrict greenhouse gas emissions. One bill recently approved by the U.S. Senate Environment and Public Works Committee, known as the Lieberman-Warner Climate Security Act or S.2191, would require a 70% reduction in emissions of greenhouse gases from sources within the United States between 2012 and 2050. The Lieberman-Warner bill proposes a "cap and trade" scheme of regulation of greenhouse gas emissions—a ban on emissions above a defined reducing annual cap. Covered parties will be authorized to emit greenhouse emissions through the acquisition and subsequent surrender of emission allowances that may be traded or acquired on the open market. A vote on this bill by the full Senate is expected to occur before mid-year 2008. In addition, at least 17 states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs require either major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries or gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year until the overall greenhouse gas emission reduction goal is achieved.

        Depending on the particular program, we could be required to purchase and surrender allowances, either for greenhouse gas emissions resulting from our operations or from combustion of oil or natural gas we produce. Although we would not be impacted to a greater degree than other similarly situated producers of oil and natural gas, a stringent greenhouse gas control program could have an adverse effect on our cost of doing business and could reduce demand for the oil and natural gas we produce.

        Also, as a result of the U.S. Supreme Court's decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may be required to regulate carbon dioxide and other greenhouse gas emissions from mobile sources such as cars and trucks, even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The EPA has indicated that it will issue a rulemaking notice to address carbon dioxide and other greenhouse gas emissions from vehicles and automobile fuels, although the date for issuance of this notice has not been finalized. The Court's holding in Massachusetts that greenhouse gases including carbon dioxide fall under the federal Clean Air Act's definition of "air pollutant" may also result in future regulation of carbon dioxide and other greenhouse gas emissions from stationary sources under certain Clean Air Act programs. New federal or state restrictions on emissions of carbon dioxide that may be imposed in areas of the United States in which we conduct business could also adversely affect our cost of doing business and demand for the oil and natural gas we produce.

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

ITEM 1A.    RISK FACTORS

Our ongoing strategic assessment process, including any transaction that might result therefrom, may reduce productivity because of its impact on our management, current and prospective employees and customers, suppliers and business partners.

        Our management may be required to devote substantial time to activities related to the strategic assessment process and any transaction resulting therefrom, which time could otherwise be devoted to pursuing other beneficial business opportunities.

        In addition, our current and prospective employees may be uncertain about their future roles and relationships with us. This uncertainty may affect our productivity or adversely affect our ability to attract and retain key management and employees.

        Our customers and business partners may not be as willing to continue to do business with us on the same or similar terms because of the strategic assessment process or any resulting transaction. Changes in these business relationships could materially and adversely affect our business and results of operations.

Oil and gas drilling is a speculative activity and involves numerous risks and substantial and uncertain costs which could adversely affect us.

        Our growth will be materially dependent upon the success of our future drilling program. Drilling for oil and gas involves numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including unexpected drilling conditions, pressure or irregularities in formations, unexpected communication with water-bearing zones, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs or crews and the delivery of equipment. Our future drilling activities may not be successful and, if unsuccessful, such failure will have an adverse effect on our future results of operations and financial condition. Our overall drilling success rate or our drilling success rate for activity within a particular geographic area may decline. We may ultimately not be able to lease or drill identified or budgeted prospects within our expected time frame, or at all. We may not be able to lease or drill a particular prospect because, in some cases, we identify a prospect or drilling location before seeking an option or lease rights in the prospect or location. Similarly, our drilling schedule may vary from our capital budget. The final determination with respect to the drilling of any scheduled or budgeted wells will be dependent on a number of factors, including:

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

        These projects may not be successfully developed and the wells, if drilled, may not encounter reservoirs of commercially productive oil or natural gas. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—GENERAL OVERVIEW—INDUSTRY AND ECONOMIC FACTORS" and ITEMS 1 AND 2. "BUSINESS AND PROPERTIES—CORE AREAS OF OPERATION."

Oil and natural gas prices are highly volatile in general and low prices negatively affect our financial results.

        Our revenue, profitability, cash flow, future growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of oil and natural gas. Our reserves are predominantly natural gas, therefore changes in natural gas prices may have a particularly large impact on our financial results. Lower oil and natural gas prices also may reduce the amount of oil and natural gas that we can produce economically. Historically, the markets for oil and natural gas have been volatile, and such markets are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions, the foreign supply of oil and natural gas, the price of foreign imports and overall economic conditions. Declines in oil and natural gas prices may materially adversely affect our financial condition, liquidity, and ability to finance planned capital expenditures and results of operations. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—RISK MANAGEMENT ACTIVITIES—DERIVATIVES AND HEDGING" and ITEMS 1 AND 2. "BUSINESS AND PROPERTIES—OIL AND NATURAL GAS RESERVES" and "—MARKETING."

        We have in the past (most recently in the third quarter of 2006) and may in the future be required to write down the carrying value of our oil and natural gas properties. This may happen for several reasons, including a revision in reserve estimates and depression or unusual volatility in oil and natural gas prices. Whether we will be required to take such a charge will depend on the prices for oil and natural gas at the end of any quarter (or at the respective subsequent pricing date) and the effect of reserve additions or revisions and capital expenditures during such quarter. If a write down is required, it would result in a charge to earnings, but would not impact cash flow from operating activities.

We have hedged and may continue to hedge our production, which may result in our making cash payments, prevent us from receiving the benefit of increases in prices for oil and natural gas or expose us to risk of financial loss at times when production is less than expected.

        In order to reduce our exposure to short-term fluctuations in the price of oil and natural gas, we periodically enter into hedging arrangements. At the time we enter into our hedging arrangements, they are intended to apply to only a portion of our expected production and thereby provide only partial price protection against declines in oil and natural gas prices. Such hedging arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected, our customers fail to purchase contracted quantities of oil or natural gas or a sudden, unexpected event materially impacts oil or natural gas prices. In that regard, our recent changes in expected 2008 production and expected asset divestitures have resulted in our derivative contracts covering approximately 110% and 150% of our anticipated 2008 natural gas and crude oil production, respectively. This overhedged position exposes us to greater risk of commodity price increases because we will not have the physical production cash inflows to offset any potential losses incurred on the portion of the contracts that are overhedged. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—RISK MANAGEMENT ACTIVITIES—DERIVATIVES AND HEDGING" and ITEMS 1 AND 2. "BUSINESS AND PROPERTIES—DERIVATIVES."

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

        We are not the operator of some of our wells. As a result, our operating risks for those wells and our ability to influence the operations for these wells are less subject to our control. Operators of these wells may act in ways that are not in our best interests. See ITEMS 1 AND 2. "BUSINESS AND PROPERTIES—OPERATING HAZARDS AND INSURANCE."

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

        We depend to a large extent on the services of certain key management personnel, including our executive officers and other key employees, the loss of any of which could have a material adverse effect on our operations. We do not maintain key-man life insurance with respect to any of our employees. We believe that our success is also dependent upon our ability to continue to employ and retain skilled technical personnel. See ITEM 4. "SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—EXECUTIVE OFFICERS OF THE REGISTRANT" and "—SIGNIFICANT EMPLOYEES."

Our operations have significant capital requirements which, if not met, will hinder operations.

        We have experienced and expect to continue to experience substantial working capital needs due to our ongoing exploration, development and acquisition programs. Additional financing may be required in the future to fund our growth. We may not be able to obtain such additional financing, and financing under existing or new credit facilities may not be available in the future. In the event such capital resources are not available to us, our drilling and other activities may be curtailed. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—LIQUIDITY AND CAPITAL RESOURCES."

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

        Oil and natural gas operations are subject to various federal, state and local government regulations, which may be changed from time to time. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity in order to conserve supplies of oil and natural gas. There are federal, state and local laws and regulations primarily relating to protection of human health and the environment applicable to the development, production, handling, storage, transportation and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations. In addition, we may be liable for environmental damages caused by previous owners of property we purchase or lease. As a result, we may incur substantial liabilities to third parties or governmental entities. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted. The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on us. See ITEMS 1 AND 2. "BUSINESS AND PROPERTIES—INDUSTRY REGULATIONS."

We may have difficulty managing any future growth and the related demands on our resources and may have difficulty in achieving future growth.

        We have experienced growth in the past through the expansion of our drilling program and, more recently, acquisitions. This expansion was curtailed in 1998 and 1999, but resumed in 2000 and increased in subsequent years. Any future growth may place a significant strain on our financial, technical, operational and administrative resources. In particular, the January 2007 Acquisition has resulted in a significant growth in our assets, reserves and revenues and may place a significant strain on our financial, technical, operational and administrative resources.

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

        The oil and gas industry is highly competitive. We encounter competition from oil and natural gas companies in all areas of our operations, including the acquisition of exploratory prospects and productive oil and natural gas properties. Our competitors range in size from the major integrated oil and natural gas companies to numerous independent oil and natural gas companies, individuals and drilling and income programs. Many of these competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than ours. We may not be able to conduct our operations successfully, evaluate and select suitable properties, consummate transactions, and obtain technical, managerial and other professional personnel in this highly competitive environment. Specifically, these larger competitors may be able to pay more for exploratory prospects, productive oil and natural gas properties and competent personnel and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, such competitors may be able to expend greater resources on the existing and changing technologies that we believe are and will be increasingly important to attaining success in the industry. Such competitors may also be in a better position to secure oilfield services and equipment on a timely basis or on favorable terms. See ITEMS 1 AND 2. "BUSINESS AND PROPERTIES—COMPETITION."

The oil and natural gas reserve data included in or incorporated by reference in this document are estimates based on assumptions that may be inaccurate and existing economic and operating conditions that may differ from future economic and operating conditions.

        Reservoir engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner and is based upon assumptions that may vary considerably from actual results. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material. The information regarding discounted future net cash flows included in this report should not be considered as the current market value of the estimated oil and natural gas reserves attributable to our properties. As required by the SEC, the estimated discounted future net cash flows from proved reserves are based on prices and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as the amount and timing of actual production, supply and demand for oil and natural gas, increases or decreases in consumption, and changes in governmental regulations or taxation. In addition, the 10% discount factor, which is required by Financial Accounting Standards Board in SFAS No. 69, Disclosures About Oil and Natural Gas Producing Activities to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. See ITEMS 1 AND 2. "BUSINESS AND PROPERTIES—OIL AND NATURAL GAS RESERVES."

Our credit facility has substantial operating restrictions and financial covenants and we may have difficulty obtaining additional credit, which could adversely affect operations.

        Over the past few years, increases in commodity prices, in proved reserve amounts and the resultant increase in estimated discounted future net revenue, has allowed us to increase our available borrowing amounts. In the future, commodity prices may decline, reserve estimates may be revised, we may increase our borrowings or our borrowing base may be adjusted downward. Our credit facility is secured by a pledge of substantially all of our assets and has covenants that limit additional borrowings, sales of assets and the distributions of cash or properties and that prohibit the payment of dividends on our common stock and the incurrence of liens. The credit facility also requires that specified financial ratios be maintained. The restrictions of our credit facility and the difficulty in obtaining additional debt financing may have adverse consequences on our operations and financial results, including our ability to obtain financing for working capital, capital expenditures, our drilling program, purchases of new technology or other purposes. In addition, such financing may be on terms unfavorable to us and we may be required to use a substantial portion of our cash flow to make debt service payments, which will reduce the funds that would otherwise be available for operations and future business opportunities. Further, a substantial decrease in our operating cash flow or an increase in our expenses could make it difficult for us to meet debt service requirements and require us to modify operations, and thus we may become more vulnerable to downturns in our business or the economy generally.

        Our ability to obtain and service indebtedness will depend on our future performance, including our ability to manage cash flow and working capital, which are in turn subject to a variety of factors beyond our control. Our business may not generate cash flow at or above anticipated levels or we may not be able to borrow funds in amounts sufficient to enable us to service indebtedness, make anticipated capital expenditures or finance our drilling program. If we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service our debt, we may be required to curtail portions of our drilling program, sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. We may not be able to refinance our debt or obtain additional financing, particularly in view of our strategic assessment process, current industry conditions, the restrictions on our ability to incur debt under our existing debt arrangements, and the fact that substantially all of our assets are currently pledged to secure obligations under our credit facility. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—LIQUIDITY AND CAPITAL RESOURCES" and "—CREDIT FACILITY."

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

Our ability to utilize net operating loss carryforwards may be limited.

        At December 31, 2007, we had estimated net operating loss carryforwards ("NOLs") of $146.5 million for federal income tax purposes that expire beginning in 2012 and continuing through 2027. We also had state NOL carryforwards at December 31, 2007 of $19.2 million, which will expire in varying amounts between 2008 and 2027. See Note 16 to our consolidated financial statements. Our ability to utilize federal NOL carryforwards in cases where the NOL was acquired in a reorganization may be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382") if we undergo a majority ownership change as defined by Section 382.

        We would undergo a majority ownership change if, among other things, the stockholders who own or have owned, directly or indirectly, five percent or more of our common stock or are otherwise treated as five percent stockholders under Section 382 and the regulations promulgated thereunder, increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of a majority ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with the NOL carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration of the respective NOL carryforwards. The amount of the limitation may, under certain circumstances, be increased by built-in gains held by us at the time of the change that are recognized in the five year period after the change. If we were to undergo a majority ownership change, we would be required to record a reserve for some or all of the asset currently recorded on our balance sheet. As of December 31, 2007, we believe that there may have been an additional change of ownership pursuant to Section 382 as a result of the concurrent public offerings of our common and preferred stock that occurred in January 2007. We cannot make assurances that we will not undergo a majority ownership change in the future because an ownership change for federal tax purposes can occur based on trades among our existing stockholders. Whether we undergo a majority ownership change may be a matter beyond our control. Further, in light of the ongoing strategic assessment process, we cannot provide any assurance that a potential sale or merger will not reduce the availability of our NOL carryforward and other federal income tax attributes, which may be significantly limited or possibly eliminated.

        At December 31, 2007, under Section 382 rules, approximately $77 million of our total federal NOL carryforward of $146.5 million was subject to a potential annual limitation of $12 million. Of that $77 million, $22 million was subject to further annual limitations. The $22 million amount represents the following two separate limitations which occurred prior to 2007: (1) $17.4 million acquired in a December 2003 merger, which is subject to an annual limitation of approximately $1 million per year and (2) $5.4 million acquired in a November 2005 acquisition, which is subject to an annual limitation of approximately $2 million per year.

Approximately 23% of our proved reserves were undeveloped as of December 31, 2007, and those reserves may not ultimately be developed.

        As of December 31, 2007, approximately 23% of our proved reserves were undeveloped. Proved undeveloped reserves, by their nature, are less certain than other categories of proved reserves. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations and involves greater risks. Our reserve data for the properties assumes that to develop our reserves we will make significant capital expenditures and conduct these operations successfully. Although we have prepared estimates of these natural gas and oil reserves and the costs associated with these reserves in accordance with industry standards and SEC requirements, the estimated costs may not be accurate, development may not occur as scheduled and actual results may not be as estimated.

We do not intend to pay dividends on our common stock and our ability to pay dividends on our common stock is restricted.

        We have not historically paid a dividend on our common stock, cash or otherwise, and do not intend to in the foreseeable future. We are currently restricted from paying dividends on common stock by our existing credit facility agreement and, in some circumstances, by the terms of our Series A preferred stock. Any future dividends also may be restricted by our then-existing debt agreements. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—LIQUIDITY AND CAPITAL RESOURCES" and Notes 10 and 12 to our consolidated financial statements.

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

        Over-pressured reservoirs.    Reservoirs with a formation fluid pressure greater than 0.465 PSI per foot of depth from the surface.

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

        Wade and Joyce Montet, et al., v. Edge Petroleum Corp of Texas, et al., consolidated with Rolland L. Broussard, et al., v. Edge Petroleum Corp of Texas, et al.—This was a consolidated suit, filed in state court in Vermilion Parish, Louisiana in September 2003. Plaintiffs were mineral/royalty owners under the Norcen-Broussard No. 1 and 2 wells, Marg Tex Reservoir C, Sand Unit A (Edge's old Bayou Vermilion Prospect). They claimed the operator at the time, Norcen Explorer, now Anadarko E&P Company ("Anadarko"), failed to "block squeeze" the sections of the No. 2 well, as a prudent operator, according to their allegations, would have done, to protect the gas reservoir from being flooded with water from adjacent underground formations. Plaintiffs further alleged Norcen Explorer was negligent in not creating a field-wide unit to protect their interests. The allegations related to actions taken beginning in the early 1990's. Plaintiffs named us and other working interest owners in the leases as defendants, including Norcen Explorer's successors in interest, Anadarko. Plaintiffs originally sought damages, including interest, as high as $63 million for lost royalties and damages due to alleged devaluation of their mineral and property interests, plus attorneys' fees. Of the 18.75% after-payout working interest that was originally reserved in the leases, we owned a 2.8% working interest at the time of the alleged acts or omissions. On September 6, 2005, we filed a third-party demand to join the other working interest owners who hold the remainder of the 18.75% working interest as third-party defendants in this case. These third-parties consist, for the most part, of partnerships that are directly or indirectly controlled by John Sfondrini, a director of Edge, and hold an aggregate 14.7% working interest (the "Sfondrini Partnerships"). Vincent Andrews, also a director of Edge, owns a minority interest in the corporate general partner of one of the partnerships. The Sfondrini Partnerships consist of (1) Edge Group Partnership, a general partnership composed of limited partnerships of which Mr. Sfondrini and a company controlled by Mr. Sfondrini are general partners; (2) (A) Edge Option I Limited Partnership, (B) Edge Option II Limited Partnership and (C) Edge Option III Limited Partnership, limited partnerships of which Mr. Sfondrini and a company controlled by Mr. Sfondrini are general partners; and (3) BV Partners Limited Partnership, a limited partnership of which a company controlled by Messrs. Sfondrini and Andrews is general partner and of which Mr. Sfondrini is manager (and of which company Mr. Andrews is an officer). These partnerships were among the third party defendants that we have sought to join in the case, and these partnerships have for the most part filed answers denying any liability to us.

Broussard Plaintiff Settlement.

        On December 19, 2006, we, along with the other defendants in this suit, reached a settlement agreement with the Broussard Plaintiffs in full settlement of their 72% of the total claims made in this consolidated action. This settlement was finalized in January 2007. Our share of this settlement totaled approximately $208,000, which was recorded in December 2006, and the Sfondrini Partnerships' share totaled $1,109,759. The settlement with the Broussard Plaintiffs was finalized on February 1, 2007, and the defendants and the third-party defendants including the Sfondrini Partnerships were released from all claims by the Broussard Plaintiffs.

        The Sfondrini Partnerships did not have sufficient cash to fund their respective full portion of the settlement. Therefore, in order to facilitate the settlement, we purchased certain oil and gas properties from certain of the Sfondrini Partnerships, with the proceeds of such sale and purchase generally being directed to payment of the Broussard settlement, in full satisfaction of the Sfondrini Partnerships' share of such settlement. The oil and gas properties that we purchased from the Sfondrini Partnerships and their respective purchase prices are as follows:

  (1)
  100% of each of Edge Group Partnership's, Edge Option I Limited Partnership's, Edge Option II Limited Partnership's and Edge Option III Limited Partnership's interest in the Ilse Miller No. 2 Well and leases, Wharton County, Texas, for a total combined value of $51,243.

  (2)
  100% of each of Edge Group Partnership's, Edge Option I Limited Partnership's, Edge Option II Limited Partnership's and Edge Option III Limited Partnership's interest in the Wm Baas 2-16 No. 1 Well and leases, Monroe County, Alabama, for a total combined value of $14,407.

  (3)
  55.953% of Edge Group Partnership's interest in certain wells and leases in our Austin and Nita prospects, for a total value of $1,044,109.

        In the purchase and sale transaction between us and the Sfondrini Partnerships, BV Partners Limited Partnership, whose 2.48% share of the Broussard settlement amount was $186,000 (as determined by us and Mr. Sfondrini on behalf of the BV Partners Limited Partnership), did not sell any assets to us and did not have sufficient funds to satisfy its share of the settlement amount. In addition, the Edge Option I, II and III Limited Partnerships did not have sufficient assets to satisfy their respective .34%, .34% and 2.25% shares of the settlement amount, which we and Mr. Sfondrini determined to be $25,750, $25,750 and $169,102, respectively. The shortfall amounts of Edge Option I, II and III Limited Partnerships were, net of assets that they sold to us, determined by us and Mr. Sfondrini to be $24,333, $24,333 and $163,276, respectively. As a result, Edge Group Partnership sold additional properties (over the amount necessary to fund its portion of the settlement) to us at fair market value in an amount sufficient to allow it to have proceeds from such sale to fund BV Partners Limited Partnership's share of the settlement and the remaining shortfall amounts owed by Edge Option I, II and III. In return, BV Partners and Edge Option I, II and III contributed all of their interest in the Bayou Vermilion Prospect leases and the Trahan No. 3 well located thereon to Edge Group Partnership. The fair market value of these interests contributed to Edge Group by BV Partners Limited Partnership and Edge Option I, II and III were determined by us and Mr. Sfondrini on behalf of such partnerships to be $27,793, $3,847, $3,847 and $25,263, respectively.

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

Montet Plaintiff Settlement.

        We and the other oil company defendants participated in a mediation regarding the remaining claims in this lawsuit with the Montet plaintiffs on May 10, 2007. All remaining claims were settled for a total agreed payment to the Montet plaintiffs of $3.5 million. Our and the Sfondrini Partnerships' share of the settlement amount were $118,333 and $502,917, respectively, for a total of $621,250, which amounts were paid by insurance. As part of the settlement, Mid-Continent Casualty Company and one other insurer agreed to cover and pay the full share of the Montet settlement amount attributable to us and the Sfondrini Partnerships in return for mutual releases under the policies involved and for a joint dismissal of all claims asserted by the parties in the suit for declaratory judgment filed by Mid-Continent against us and the Sfondrini Partnerships in federal district court in Houston. Also as part of the settlement, we reimbursed the Sfondrini Partnerships for certain attorneys' fees in the amount of $62,500. The settlement with the Montet plaintiffs was finalized in writing in June 2007, all defendants have paid their respective shares of the amounts owed, and the court entered an order to dismiss on August 3, 2007. A final judgment dismissing all claims with prejudice was filed on June 29, 2007 in the related Mid-Continent suit for declaratory judgment in federal district court in Houston.

        David Blake, et al. v. Edge Petroleum Corporation—On September 19, 2005, David Blake and David Blake, Trustee of the David and Nita Blake 1992 Children's Trust filed suit against us in state district court in Goliad County, Texas alleging breach of contract for failure and refusal to transfer overriding royalty interests to plaintiffs in several leases in Goliad County, Texas and failure and refusal to pay monies to Blake pursuant to such overriding royalty interests for wells completed on the leases. The plaintiffs seek relief of (1) specific performance of the alleged agreement, including granting of overriding royalty interests by the Company to Blake; (2) monetary damages for failure to grant the overriding royalty interests; (3) exemplary damages for his claims of business disparagement and slander; (4) monetary damages for tortuous interference; and (5) attorneys' fees and court costs. Venue of the case was transferred to Harris County, Texas by agreement of the litigants. We have served plaintiffs with discovery and have filed a counterclaim and an amended counterclaim joining various related entities that are controlled by plaintiffs. In addition, plaintiffs have filed an amended complaint alleging claims of slander of title and tortuous interference related to its alleged right to receive an overriding royalty interest from a third party. Plaintiffs currently have on file an amended motion for summary judgment, to which we have filed a response. In addition, we have filed a motion for summary judgment on the plaintiffs' case. In December 2006, the court denied our motion for summary judgment. The court has not ruled on Blake's motion. In November 2007, we filed a separate motion for summary judgment based on the statute of frauds; the court has not ruled on this separate motion. The trial, originally scheduled to begin September 10, 2007, and reset for March 3, 2008, has been continued until August 20, 2008. Discovery in the case has commenced and is continuing. We have responded aggressively to this lawsuit, and believe we have meritorious defenses and counterclaims.

        Diana Reyes, et al. v. Edge Petroleum Operating Company, Inc., et al.—On January 8, 2008, we were served with a wrongful death action filed in Hidalgo County, Texas. Plaintiffs allege negligence and gross negligence resulting from a fatality accident at the State B-12 well site, on our Bloomberg Flores lease in Starr County, Texas. The plaintiffs are the widow and minor children of Mr. Reyes, who was killed in a one-car fatality accident on August 5, 2007. Mr. Reyes was an employee of our vendor, Payzone Logging. No specific amount of damages has been alleged to date; plaintiffs are asserting damages from loss of companionship, pecuniary loss, pain and mental anguish, loss of inheritance and funeral and burial expenses. We may have insurance coverage for all or part of this claim. Our insurance carrier has retained counsel to represent us in this matter. We filed an answer on January 30, 2008 denying plaintiffs' allegations and asserting defenses. We have not established a reserve with respect to this claim and it is not possible to determine what, if any, our ultimate exposure might be in this matter. We will continue to respond aggressively to this lawsuit, and believe we have meritorious defenses.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

Executive Officers of the Registrant

        Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G (3) to Form 10-K, the following information is included in Part I of this Form 10-K.

        John W. Elias has served as the Chief Executive Officer and Chairman of the Board of the Company since November 1998. From April 1993 to September 30, 1998, he served in various senior management positions, including Executive Vice President, of Seagull Energy Corporation, a company engaged in oil and natural gas exploration, development and production and pipeline marketing. Prior to April 1993, Mr. Elias served in various positions for more than 30 years, including senior management positions with Amoco Corporation, a major integrated oil and gas company. Mr. Elias has more than 40 years of experience in the oil and natural gas exploration and production business. He is 67 years old.

        Michael G. Long has served as Executive Vice President and Chief Financial Officer of the Company since April 2005 and as Senior Vice President and Chief Financial Officer since December 1996, and as Treasurer of the Company since October 2004. Mr. Long served as Vice President-Finance of W&T Offshore, Inc., an oil and natural gas exploration and production company, from July 1995 to December 1996. From May 1994 to July 1995, he served as Vice President of the Southwest Petroleum Division for Chase Manhattan Bank, N.A. Prior thereto, he served in various capacities with First National Bank of Chicago, most recently that of Vice President and Senior Corporate Banker of the Energy and Transportation Department, from March 1992 to May 1994. Mr. Long received a B.A. in Political Science and a M.S. in Economics from the University of Illinois. Mr. Long is 55 years old.

        John O. Tugwell has served as Chief Operating Officer and Executive Vice President since April 2005 and prior to that served as Chief Operating Officer and Senior Vice President of Production for the Company since March 2004. Prior to that, he served as Senior Vice President of Production since December 2001. Prior to that, Mr. Tugwell served as Vice President of Production since March 1997. He served as Senior Petroleum Engineer of the Company's predecessor corporation since May 1995. From 1986 to May 1995, Mr. Tugwell held various reservoir/production engineering positions with Shell Oil Company, most recently that of Senior Reservoir Engineer. Mr. Tugwell holds a B.S. in Petroleum Engineering from Louisiana State University. Mr. Tugwell is a registered Professional Engineer in the State of Texas. Mr. Tugwell is 44 years old.

Significant Employees

        C.W. MacLeod has served as the Senior Vice President Business Development and Planning for the Company since April 2004 and Vice President Business Development and Planning for the Company since January 2002. From November 1999 to December 2001, he was Vice President—Investment Banking with Raymond James and Associates, Inc. From February 1990 to October 1999, Mr. MacLeod was a principal with Kirkpatrick Energy Associates, Inc., whose principal business was merger and acquisition services, capital arrangement and analytical services for the oil and gas producing industry. Mr. MacLeod was responsible for originating corporate finance and research products for energy clients. His previous experience includes positions as an independent petroleum geologist, a manager of exploration and production for an independent oil and gas producer and geologic positions with Ladd Petroleum Corporation and Resource Sciences Corporation. Mr. MacLeod graduated from Eastern Michigan University with a B.S. in Geology and earned his M.B.A. from the University of Tulsa. He is 57 years old.

        Howard Creasey has served as the Senior Vice President of Exploration since October 2006 and prior to that as the Vice President of Exploration since October 2005. Before October 2005, Mr. Creasey was Chief Geologist for the Company since October 2003. From April of 1999 until October 2003 he served as a Senior Staff Geologist for Devon Energy and its predecessor Ocean Energy. Prior to April 1999 for 14 years Mr. Creasey served as President and Exploration Geologist for Moss Rose Energy, Inc., a company he started in 1986. Mr. Creasey holds a B.S. in Geology from Stephen F. Austin State University, has been a member of the AAPG for over 25 years and is a Certified Geoscientist in the State of Texas. Mr. Creasey is 52 years old.

        Kirsten A. Hink has served as Vice President and Controller of the Company since October 2003 and as Controller of the Company since December 31, 2000. Prior to that time she served as Assistant Controller from June 2000 to December 2000. Before joining Edge, she served as Controller of Benz Energy Inc., an oil and gas exploration company, from June 1998 to June 2000. Mrs. Hink received a B.S. in Accounting from Trinity University. Mrs. Hink is a Certified Public Accountant in the State of Texas. She is 41 years old.

        David J. Panfely has served as Vice President Tax of the Company since May 2007. He was previously Director of Tax Reporting at GlobalSantaFe Corporation since January 2001 and was with Apache Corporation for three years and with KPMG for over six years. He is a Certified Public Accountant in the State of Texas and is 47.

        Kurt P. Primeaux has served as Vice President of Production since October 2006, Manager of Production Operations from April 2004 to October 2006, and before that, as Senior Petroleum Engineer from August 2003 to April 2004. Prior to joining the Company, he held similar positions with Union Oil of California from June 1998 to August 2003, most recently that of Resource Manager. Mr. Primeaux began his career with Texaco USA in 1988 and has over 18 years experience in reservoir, drilling, production and operations engineering. He holds a B.S. degree in Petroleum Engineering from Louisiana State University and an M.S. degree in Environmental Engineering from Tulane University. He is 44 years old.

        R. Keith Turner has served as Vice President of Land for the Company since September 2006. Before moving to the Land Department, Mr. Turner was a Staff Attorney in the Legal Department since 2003. Prior to joining the Company in 2003, Mr. Turner served in various capacities with Newfield Exploration Company, Fina Oil and Chemical Company and Torch Energy Advisors, Inc. He received a B.S. in Science from Stephen F. Austin State University and a J.D. degree from South Texas College of Law. Mr. Turner is 53 years old.

        Robert C. Thomas has served as Senior Vice President, General Counsel and Corporate Secretary since October 2006 and prior to that as Vice President, General Counsel and Corporate Secretary since March 1997. From February 1991 to March 1997, he served in similar capacities for the Company's corporate predecessor. From 1988 to January 1991, he was associate and acting general counsel for Mesa Limited Partnership in Amarillo, Texas. Mr. Thomas holds a B.S. degree in Finance and a J.D. degree in Law from the University of Texas at Austin. He is 54 years old.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on Common Equity and Related Stockholder Matters.

        As of March 11, 2008, we estimate there were approximately 229 record holders of our common stock. Our common stock is listed on the NASDAQ Global Select Market ("NASDAQ") and traded under the symbol "EPEX". As of March 11, 2008, we had 28,569,491 shares of common stock outstanding and our closing price on NASDAQ was $4.48 per share. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock as listed on NASDAQ.

	Common Stock Prices
	High ($)	Low ($)
Calendar 2007
First Quarter	18.23	11.62
Second Quarter	15.78	12.30
Third Quarter	15.20	11.90
Fourth Quarter	13.05	5.21
Calendar 2006
First Quarter	34.65	22.89
Second Quarter	26.85	16.60
Third Quarter	21.58	15.28
Fourth Quarter	20.26	15.00

        We have never paid a dividend on our common stock, cash or otherwise, and do not intend to in the foreseeable future. In addition, under our current credit facility, we are restricted from paying cash dividends on our common stock. The payment of future dividends, if any, will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements, restrictions in financing agreements, business conditions and other factors. See ITEMS 1A. "RISK FACTORS—We do not intend to pay dividends on our common stock and our ability to pay dividends on our common stock is restricted."

        There were no repurchases of securities during the fourth quarter of 2007.

Performance Graph

        The following performance graph compares the cumulative total stockholder return on the common stock to the cumulative total return of the Standard & Poor's 500 Stock Index ("S&P 500 Index") and an index composed of all publicly traded oil and gas companies identifying themselves by primary Standard Industrial Classification ("SIC") Code 1311 (Crude Petroleum and Natural Gas) for the period beginning December 31, 2002 and ending December 31, 2007.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG EDGE PETROLEUM CORPORATION, S&P 500 INDEX
AND SIC CODE 1311 INDEX

        The graph assumes that $100 was invested on December 31, 2002 in each of Edge common stock, the S&P 500 Index and the SIC Code 1311 companies and assumes that all dividends were reinvested:

	Edge Petroleum	SIC Code Index	S&P 500 Index
December 31, 2002	$100.00	$100.00	$100.00
December 31, 2003	$269.87	$160.61	$128.68
December 31, 2004	$388.80	$204.02	$142.69
December 31, 2005	$664.27	$293.12	$149.70
December 31, 2006	$486.40	$381.13	$173.34
December 31, 2007	$158.13	$535.76	$182.87

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected financial data regarding the Company as of and for each of the periods indicated. The following data should be read in conjunction with ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and ITEM 8. "FINANCIALS STATEMENTS AND SUPPLEMENTARY DATA":

	Year Ended December 31,
	2007(1)	2006(2)(3)	2005(4)	2004(5)	2003(6)
	(in thousands, except per share amounts)
Statement of operations:
Oil and natural gas revenue	$160,900	$129,744	$121,183	$64,505	$33,926
Operating expenses:
Oil and natural gas operating expenses including production and ad valorem taxes	30,196	18,257	17,068	9,309	5,116
Depletion, depreciation, amortization and accretion(6)	91,718	61,080	40,218	21,928	13,577
Impairment of oil and natural gas properties(7)	—	96,942	—	—	—
General and administrative expenses and bad debt expense	17,494	13,788	12,436	9,447	7,132

Total operating expenses	139,408	190,067	69,722	40,684	25,825

Operating income (loss)	21,492	(60,323)	51,461	23,821	8,101
Interest expense and amortization of deferred loan costs, net of amounts capitalized	(11,566)	(2,665)	(153)	(473)	(679)
Interest income	379	152	128	36	17

Income (loss) before income taxes and cumulative effect of accounting change	10,305	(62,836)	51,436	23,384	7,439
Income tax (expense) benefit	(3,733)	21,575	(18,078)	(8,255)	(2,731)

Income (loss) before cumulative effect of accounting change	6,572	(41,261)	33,358	15,129	4,708
Cumulative effect of accounting change(6)	—	—	—	—	(358)

Net income (loss)	6,572	(41,261)	33,358	15,129	4,350
Preferred stock dividends	(7,577)	—	—	—	—

Net income (loss) available to common stockholders	$(1,005)	$(41,261)	$33,358	$15,129	$4,350

Basic earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	$(0.04)	$(2.38)	$1.95	$1.16	$0.48
Cumulative effect of accounting change	—	—	—	—	(0.03)

Basic earnings (loss) per share	$(0.04)	$(2.38)	$1.95	$1.16	$0.45

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	$(0.04)	$(2.38)	$1.87	$1.11	$0.47
Cumulative effect of accounting change(6)	—	—	—	—	(0.03)

Diluted earnings (loss) per share	$(0.04)	$(2.38)	$1.87	$1.11	$0.44

Basic weighted average number of common shares outstanding(1)(8)	27,613	17,368	17,122	13,029	9,726
Diluted weighted average number of common shares outstanding(1)(8)	27,613	17,368	17,815	13,648	9,988
EBITDA Reconciliation(9):
Net income (loss)	$6,572	$(41,261)	$33,358	$15,129	$4,350
Cumulative effect of accounting change(6)	—	—	—	—	358
Income tax expense (benefit)	3,733	(21,575)	18,078	8,255	2,731
Interest expense and amortization of deferred loan costs, net of amounts capitalized	11,566	2,665	153	473	679
Interest income	(379)	(152)	(128)	(36)	(17)
Depletion, depreciation, amortization and accretion(6)	91,718	61,080	40,218	21,928	13,577

EBITDA	$113,210	$757	$91,679	$45,749	$21,678

	As of December 31,
	2007(1)	2006(2)(3)	2005(4)	2004(5)	2003(6)
	(in thousands)
Selected Cash Flow Data:
Net cash provided by operating activities	$122,869	$97,409	$93,111	$42,270	$23,898

Net cash used in investing activities(1)	$(515,826)	$(140,412)	$(167,280)	$(89,410)	$(28,070)

Net cash provided by financing activities(1)	$398,039	$44,418	$72,568	$48,080	$2,931

Selected Balance Sheet Data:
Working capital(10)	$2,262	$10,162	$10,537	$8,957	$948
Property and equipment, net	717,290	289,457	306,456	165,840	97,981
Total assets	774,505	321,657	343,380	190,990	118,012
Long-term debt, including current maturities	260,000	129,000	85,000	20,000	21,000
Stockholders' equity(1)(8)	434,776	156,052	191,755	150,467	82,011

(1)
As discussed in Notes 6 and 11 to our consolidated financial statements, we completed one significant property acquisition and public offerings of common and preferred stock in January 2007, which could affect the comparability of our results in 2007 to prior periods.

(2)
As discussed in Note 6 to our consolidated financial statements, we completed one significant property acquisition in December 2006 and various other working interest acquisitions throughout the year, which could affect the comparability of our results in 2006, and subsequent periods, to prior periods.

(3)
As discussed in Note 9 to our consolidated financial statements, in 2006 we discontinued the use of cash flow hedge accounting on our natural gas contracts. During 2006 and 2007, mark-to-market accounting treatment was applied to these contracts, which affects the comparability of our results in 2006, and subsequent periods, to prior periods.

(4)
As discussed in Note 6 to our consolidated financial statements, we completed one property acquisition and one corporate acquisition in the fourth quarter of 2005, which affects the comparability of our results in 2005, and subsequent periods, to prior periods.

(5)
As discussed in Note 1 to our consolidated financial statements, we completed the merger with Miller in December 2003, which affects the comparability of our results in 2004, and subsequent periods, to 2003.

(6)
As discussed in Note 7 to our consolidated financial statements, effective January 1, 2003, we changed our method of accounting for asset retirement obligations, which resulted in our recording of a cumulative effect of accounting change.

(7)
As discussed in Note 2 to our consolidated financial statements, we recorded an impairment of oil and natural gas properties during the third quarter of 2006 in the amount of $96.9 million ($63.0 million, net of tax) as a result of our full-cost ceiling test. The impairment of oil and natural gas properties during 2006 was primarily the result of a decline in natural gas prices at September 30, 2006, the date of impairment measurement for the full-cost ceiling test. No such impairment was necessary in the years 2003 through 2005 or 2007.

(8)
We completed a public offering of our common stock on December 21, 2004 and a significant property acquisition on December 29, 2004, therefore certain of our results in 2004 and subsequent periods are not directly comparable to 2003.

(9)
EBITDA is defined as net income (loss) before cumulative effect of accounting change, interest expense and amortization of deferred loan costs (net of interest income and amounts capitalized), income tax expense, depletion, depreciation and amortization and accretion expense. EBITDA is not adjusted for the full-cost ceiling test impairments recorded in 2006. EBITDA is a financial measure commonly used in the oil and natural gas industry, but is not defined under accounting principles generally accepted in the United States of America ("GAAP"). EBITDA should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP or as a measure of a company's profitability or liquidity. Because EBITDA excludes some, but not all, items that affect net income, this measure may vary among companies. The EBITDA data presented above may not be comparable to a similarly titled measure of other companies. Our management believes that EBITDA is a meaningful measure to investors and provides additional information about our ability to meet our future liquidity requirements for debt service, capital expenditures and working capital. In addition, management believes that EBITDA is a useful comparative measure of operating performance and liquidity. For example, debt levels, credit ratings and, therefore, the impact of interest expense on earnings vary significantly between companies. Similarly, the tax positions of individual companies can vary because of their differing abilities to take advantage of tax benefits, with the result that their effective tax rates and tax expense can vary considerably. Finally, companies differ in the age and method of acquisition of productive assets, and thus the relative costs of those assets, as well as in the depreciation or depletion (straight-line, accelerated, units of production) method, which can result in considerable variability in depletion, depreciation and amortization expense between companies. Thus, for comparison purposes, management believes that EBITDA can be useful as an objective and comparable measure of operating profitability and the contribution of operations to liquidity because it excludes these elements.

(10)
Working Capital is defined as current assets less current liabilities.

        We do not pay cash dividends on our common stock, and have not in the periods presented above; therefore, they are not presented in the selected financial data.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a review of our financial position and results of operations for the periods indicated. Our Consolidated Financial Statements and Supplementary Information and the related notes thereto contain detailed information that should be referred to in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

GENERAL OVERVIEW

        Edge Petroleum Corporation ("Edge", "we" or the "Company") is a Houston-based independent energy company that focuses its exploration, development, production, acquisition and marketing activities in selected onshore basins of the United States. In late 1998, we undertook a top-level management change and began a shift in strategy from pure exploration, which focused more on prospect generation, to our current strategy which focuses on a balanced program of exploration, exploitation and development and acquisition of oil and gas properties. We generate revenues, income and cash flows by producing and marketing oil and natural gas produced from our oil and natural gas properties. We make significant capital expenditures in our exploration, development, and production activities that allow us to continue generating revenue, income and cash flows. We have also spent considerable efforts on acquisitions, including both corporate and asset acquisitions, which have contributed to our growth in recent years.

        This overview provides our perspective on the individual sections of MD&A. Our MD&A includes the following sections:

  •
  Industry and Economic Factors—a general description of value drivers of our business as well as opportunities, challenges and risks related to the oil and gas industry.

  •
  Approach to the Business—additional information regarding our approach and strategy.

  •
  Acquisitions and Divestitures—information about significant changes in our business structure.

  •
  Assessment of Strategic Alternatives—information about our strategic assessment process

  •
  Outlook—additional discussion relating to management's outlook to the future of our business.

  •
  Critical Accounting Policies and Estimates—a discussion of certain accounting policies that require critical judgments and estimates.

  •
  Results of Operations—an analysis of our consolidated results for the periods presented in our financial statements.

  •
  Liquidity and Capital Resources—an analysis of cash flows, sources and uses of cash, and contractual obligations.

  •
  Risk Management Activities—Derivatives & Hedging—supplementary information regarding our price-risk management activities.

  •
  Tax Matters—supplementary discussion of income tax matters.

  •
  Recently Issued Accounting Pronouncements—a discussion of certain recently issued accounting pronouncements that may impact our future results.

INDUSTRY AND ECONOMIC FACTORS

        In managing our business, we must deal with many factors inherent in our industry. First and foremost is the fluctuation of oil and natural gas prices. Historically, oil and natural gas markets have been cyclical and volatile, which makes future price movements difficult to predict. While our revenues are a function of both production and prices, wide swings in commodity prices have most often had the greatest impact on our results of operations. We have little ability to predict those prices or to control them without losing some advantage of the upside potential.

        Although certain of our costs and expenses are affected by general inflation, inflation does not normally have a significant effect on our business. In a trend that began in 2004 and accelerated during 2005 and 2006, commodity prices for oil and natural gas increased significantly. The higher prices have led to increased activity in the industry and, consequently, rising costs. These cost trends have put pressure not only on our operating costs but also on our capital costs for 2007. We expect this to be a factor in 2008.

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

        Extensive federal, state and local regulation of the industry significantly affects our operations. In particular, our activities are subject to stringent operational and environmental regulations. These regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning oil and natural gas wells and related facilities. These regulations may become more demanding in the future.

APPROACH TO THE BUSINESS

        Profitable growth of our business will largely depend upon our ability to successfully find and develop new proved reserves of oil and natural gas in a cost-effective manner. In order to achieve an overall acceptable rate of growth, we seek to maintain a prudent blend of low-, moderate- and higher-risk exploration and development projects. We have chosen to seek geologic and geographic diversification by operating in multiple basins in order to mitigate risk in our operations. We also attempt to make selected acquisitions of oil and natural gas properties to augment our growth and provide future drilling opportunities. In January 2007, we completed the acquisition of certain oil and natural gas properties from a privately held company, as discussed below in "ACQUISITIONS AND DIVESTITURES—Acquisitions." This was our largest acquisition to date, and we spent much of 2007 integrating those assets into our business.

        We periodically hedge our exposure to volatile oil and natural gas prices on a portion of our expected production to reduce price risk. In 2007, we had 78% and 79% of our natural gas and crude oil production, respectively, hedged. As a result of changes to our forecasted 2008 production and the impact of certain asset divestitures, both of which have reduced expected production as compared to that expected at the time we entered into the derivative contracts, we currently have approximately 110% and 150% of our anticipated 2008 natural gas and crude oil production, respectively, covered by derivative contracts. This overhedged position exposes us to greater risk of commodity price increases because we will not have the physical production cash inflows to offset any potential losses incurred on the portion of the contracts that are overhedged.

        Implementation of our business approach relies on our ability to fund ongoing exploration and development projects with cash flow provided by operating activities and external sources of capital. As a result of the ongoing strategic assessment process, our Board has approved an interim capital expenditure budget for 2008 of approximately $50 to $60 million, while we continue to assess the potential sale or merger of the Company. Based on current expectations for production volumes and commodity prices, we expect to fund those capital expenditures from internally generated cash from operating activities supplemented by modest borrowings on our credit facility. Any decision to expand our drilling program will depend in large part on the developments and results of our strategic assessment process that is currently underway (see "Outlook" section below). As of March 11, 2008, we have unused borrowing capacity of $50 million.

ACQUISITIONS AND DIVESTITURES

        Acquisitions—We have become increasingly active in acquisitions in recent years. We have looked to acquisitions to enable us to achieve our growth objectives. Acquisitions add meaningful incremental increases in reserves and production and may range in size from acquiring a working interest in non-operated producing property to an entire field or company. Unlike drilling capital, which is planned and budgeted, acquisition capital is neither budgeted nor allocated. Specific timing and size of acquisitions cannot be predicted. Any such acquisition could involve the payment by us of a substantial amount of cash or the issuance of a substantial number of additional shares or other securities. In today's high-price environment, where production is providing greater cash flow and earnings to most companies in our industry, identifying quality opportunities is difficult.

        January 2007 Acquisition—During the first quarter of 2007, we completed the largest acquisition in our history. We acquired oil and natural gas properties located in 13 counties in south and southeast Texas, exploration rights, leasehold acreage, gathering facilities and gathering pipelines from a privately held company (the "January 2007 Acquisition"). The acquired assets include approximately 150 gross (74 net) producing wells and an ownership interest in approximately 17,000 gross (12,250 net) developed acres and 56,000 gross (16,000 net) undeveloped acres of leasehold, all as of December 31, 2006. In addition to the properties and related acreage, we acquired certain gathering facilities and ownership of approximately 13 miles of natural gas gathering pipelines and related infrastructure serving certain producing assets in southeast Texas. The pipeline system transports our natural gas as well as third-party natural gas. We also acquired 25% of the seller's option and leasehold rights in an approximate 95 square mile 3-D exploration area with approximately 30,000 gross acres of leases and options located in the Mission project area in Hidalgo County in south Texas, with a primary focus on the Vicksburg formation. We acquired a 12.5% working interest in an approximate 160 square mile 3-D exploration area with approximately 55,000 gross acres of leases and options located in the Yates Ranch/Hostetter project area in McMullen and Duval Counties in south Texas. The 160 mile 3-D area increases our exposure to the Middle and Deep Wilcox trend. Furthermore, this venture allows us to participate in a proposed additional 3-D shoot covering approximately 120 square miles near the Yates Ranch within the Wilcox trend. We also acquired 25% of the seller's option and leasehold rights in an approximate 105 square mile 3-D exploration area with approximately 60,000 gross acres of leases and options in Newton County in southeast Texas and Beauregard Parish in Louisiana with a focus on prospects in the Frio, Yegua and Wilcox formations at depths ranging between 4,000 and 10,000 feet. The final adjusted cash purchase price was $384.4 million. Pursuant to closing adjustment provisions in the agreements, the base purchase price was subject to adjustment for the results of operations between the January 1, 2007 effective date and the January 31, 2007 closing date. We financed the purchase price of the January 2007 Acquisition through public offerings of common and preferred stock (see Notes 11 and 12 to our consolidated financial statements) and borrowings under our credit facility (see

Note 10 to our consolidated financial statements). We also capitalized approximately $1.4 million in other direct costs resulting from the acquisition and assumed ARO liabilities of $0.9 million. The properties acquired are located in south and southeast Texas, which we consider to be our main core area of operations. This acquisition had a substantial impact on our reserves, production revenues, operating costs, and property base. We have increased staffing levels to manage the growth and help with the integration of these assets into our operations.

        During the third quarter 2007, we elected to terminate the exploration venture located in the Yates Ranch/Hostetter project area in McMullen and Duval Counties in south Texas, which was entered into in January 2007 (as discussed above and in Note 6 to our consolidated financial statements). The effective date of termination for this venture was October 2, 2007. In exchange for returning all 3-D seismic data covering the area of mutual interest, the privately held company refunded our payments since January 2007 related to this exploration venture. In October 2007, we received $5.5 million, including the $5.0 million initial price paid for the venture and $0.5 million in expenses related to the Venture, which were incurred and paid to the privately held company from January to September 2007.

        Chapman Ranch Acquisition 2006—On December 12, 2006, we executed an agreement to acquire certain working interests in the Chapman Ranch Field in Nueces County, Texas from Kerr-McGee Oil & Gas Onshore LP ("Kerr-McGee"), a wholly-owned subsidiary of Anadarko Petroleum Corporation. In late 2005, we acquired non-operated working interests in certain wells in this field. Upon the closing of the Kerr-McGee acquisition on December 28, 2006, we assumed the role of operator of the Chapman Ranch Field. The final adjusted purchase price was approximately $25.3 million (including a previously paid deposit of $2.6 million) as a result of adjustments for the results of operations between the December 1, 2006 effective date and the December 28, 2006 closing date, and other purchase price adjustments. We financed the purchase price of the Kerr-McGee acquisition through $24.0 million in borrowings under our then-existing credit facility.

        Chapman Ranch Acquisitions 2005—During 2005, we acquired (i) the stock of a private company, Cinco Energy Corporation ("Cinco"), whose primary asset is ownership of working interests in oil and natural gas properties located on the Chapman Ranch Field in south Texas (closed November 30, 2005) and (ii) additional working interests in the same field owned by two other private companies (closed October 13, 2005) for an aggregate cash purchase price of approximately $74.9 million (of which $46.9 million was attributable to the stock purchase and $28.0 million was attributable to the working interest asset purchase). We allocated approximately $17.5 million of the total purchase price to the unproved property category. The properties acquired from these entities are located in Nueces County, Texas and consisted of six producing wells, one well undergoing completion operations, and one well shut in for evaluation, as well as an ownership interest in approximately 1,300 net acres of developed and undeveloped leasehold. We financed the acquisitions through borrowings under our then-existing credit facility.

        Divestitures—We regularly review our asset base for the purpose of identifying non-core assets, the disposition of which would increase capital resources available for other activities and create organizational and operational efficiencies. While we generally do not dispose of assets solely for the purpose of reducing debt, such dispositions can have the result of furthering our objective of financial flexibility through reduced debt levels. During the first quarter of 2008, we expect to complete the sale of a small group of non-core assets located in various areas of Texas for an anticipated sale price of approximately $16.4 million. During January 2007, we divested a portion of our interest in a Louisiana well for $1.1 million. During 2006, we sold our Buckeye properties in Live Oak County, Texas for $0.6 million. During 2005, we had no divestitures.

ASSESSMENT OF STRATEGIC ALTERNATIVES

        On December 18, 2007, we announced the hiring of a financial advisor to assist our Board of Directors with an assessment of strategic alternatives. On February 7, 2008, we provided an update on the strategic assessment process, which includes a thorough review and assessment of our strengths and weaknesses, competitive position and asset base, reporting that after careful analysis, management and our Board of Directors believed that the best route to maximizing stockholder value at that time was to focus on an assessment of a potential merger or sale of Edge. We are working diligently to explore this alternative. A decision on any particular course of action has not been made and there can be no assurance that our Board of Directors will authorize any transaction. While that process is continuing, we intend to operate Edge in a manner designed to capture the most value possible for our stockholders.

OUTLOOK

  •
  We successfully completed a large acquisition in the first quarter of 2007, which added significant reserves in our core area in Texas. This acquisition also required a great deal of our resources to integrate the acquired properties during the year.

  •
  During the first quarter of 2008, we expect to complete the sale of a small group of non-core assets located in various parts of Texas and intend to use the proceeds of such sale to pay down a portion of our outstanding borrowings under our credit facility.

  •
  During 2007, a total of 50 wells were logged with 46 apparent successes, for an overall success rate of approximately 92%. Given the backdrop of the ongoing strategic assessment process, we will be operating under an interim capital spending budget in 2008 while we continue to assess the potential merger or sale of the Company. This interim program, which could be supplemented quickly, calls for the drilling of 18 to 22 wells (7 to 9, net) during 2008, primarily in south Texas, and to a lesser extent in southeast New Mexico, and complemented by selected expenditures for land and seismic. The interim program provides for total capital spending in the range of $50 to $60 million.

  •
  We had a disappointing start to our Arkansas Shale program where fracture stimulation during the completion of our initial wells caused communication with an underlying water bearing zone. In 2007, we drilled seven wells (3.8 net) in this area, six (3.2 net) of which were apparent successes, but five wells had operations temporarily suspended at year-end 2007. Many of the planned 2007 wells have been deferred and some of the reserves that we originally expected to be classified as proved were moved to non-proved category. Due to the ongoing strategic assessment process, we have deferred additional drilling in this area.

  •
  In order to manage our recent growth, we increased our headcount from 68 employees as of December 31, 2006 to 89 employees as of December 31, 2007, resulting in increased G&A costs for 2007. We do not expect to increase staffing levels during 2008.

  •
  We apply mark-to-market accounting treatment to our outstanding derivative contracts, rather than cash flow hedge accounting treatment, and therefore significant volatility from the changes in fair value of those outstanding contracts have impacted our earnings in 2007 (see Note 9 to our consolidated financial statements). See "Approach to the Business" above for information regarding our current derivatives position in light of recent changes in expected production and dispositions.

        Our outlook and the expected results described above are both subject to change based upon factors that include, but are not limited to, drilling results, commodity prices, the results of our strategic assessment process, access to capital, the acquisitions market and factors referred to in "FORWARD LOOKING INFORMATION."

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

        Nature of Critical Estimate Item:    Oil and Natural Gas Reserves—Our estimate of proved reserves is based on the quantities of oil and gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. For example, we must estimate the amount and timing of future operating costs, severance taxes, development costs, and workover costs, all of which may in fact vary considerably from actual results. In addition, as prices and cost levels change from year to year, the economics of producing the reserves may change and therefore the estimate of proved reserves also may change. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves. Despite the inherent imprecision in these engineering estimates, our reserves are used throughout our financial statements.

        Assumptions/Approach Used:    Units-of-production method to amortize our oil and natural gas properties—The quantity of reserves could significantly impact our depletion expense. Any reduction in proved reserves without a corresponding reduction in capitalized costs will increase the depletion rate.

          "Ceiling" Test—The full-cost method of accounting for oil and natural gas properties requires a quarterly calculation of a limitation on capitalized costs, often referred to as a full-cost ceiling test. The ceiling is the discounted present value of our estimated total proved reserves (using a 10% discount rate) adjusted for taxes and the impact of cash flow hedges on pricing, if cash flow hedge accounting is applied. The ceiling test calculation dictates that prices and costs in effect as of the last day of the period are to be used in calculating the discounted present value of our estimated total proved reserves. However, if prices increase subsequent to the balance sheet date but before the filing date, SEC guidelines allow a company to elect to use the subsequent date's higher prices in calculating the full-cost ceiling. We made this election for the third and fourth quarters of 2007. To the extent that our capitalized costs (net of accumulated depletion and deferred taxes) exceed the ceiling, the excess must be written off to expense. Once incurred, this impairment of oil and natural gas properties is not reversible at a later date even if oil and natural gas prices increase. A ceiling test impairment could result in a significant loss for a reporting period; however, future depletion expense would be correspondingly reduced. Our average oil and natural gas prices at the balance sheet date of December 31, 2007 were $96.00 per barrel and $6.80 per MMBtu. Using these prices, we would have recorded an impairment of $43.8 million ($28.5 million net of tax). We elected to use subsequent pricing as of January 20, 2008 of $90.57 per barrel of oil and $8.42 per MMBtu. As a result, no ceiling test impairment was required at December 31, 2007. During the year ended December 31, 2006, we recorded a ceiling test impairment of $96.9 million ($63.0 million, net of tax). No such impairment was required in the year ended December 31, 2005.

        Effect if different assumptions used:    Units-of-production method to amortize our oil and natural gas properties—A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the year by approximately 10%.

          "Ceiling" Test—Factors that contribute to a ceiling test impairment include the price used to calculate the reserve limitation threshold and reserve quantities. A significant reduction in prices at a measurement date could trigger a full-cost ceiling impairment. Such a reduction at September 30, 2006 was primarily responsible for our impairment recorded during the third quarter of 2006. We elected to use pricing as of January 20, 2008 for the 2007 year-end ceiling test, as discussed above, and calculated a cushion of $33.5 million, net of tax. Using prices in effect as of December 31, 2007, we would have recorded an impairment of $28.5 million, net of tax. A 10% increase in the year-end prices would have eliminated that impairment and a 10% decrease in prices would have increased that impairment by approximately 190%. Had we applied cash flow hedge accounting to our outstanding derivative contracts, the impairment at December 31, 2007 would have only been minimally impacted. A 10% increase in reserve volume would have eliminated the impairment and a 10% decrease in reserve volume would have increased the impairment calculated at December 31, 2007 by approximately 135%. As noted above, we used subsequent date pricing to determine our ceiling test. Should commodity prices decrease significantly in 2008 or we further revise our reserve quantities, the possibility of a ceiling test impairment at a future date exists.

        Nature of Critical Estimate Item:    Asset Retirement Obligations—We have certain obligations to remove tangible equipment and restore land at the end of oil and gas production operations. Our removal and restoration obligations are primarily associated with plugging and abandoning wells. Prior to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, the costs associated with this activity were capitalized to the full-cost pool and charged to income through depletion. SFAS No. 143 significantly changed the method of accruing for costs an entity is legally obligated to incur related to the retirement of fixed assets ("asset retirement obligations" or "ARO"). Primarily, SFAS No. 143 requires us to estimate asset retirement costs for all of our assets, adjust those costs for inflation to the forecast abandonment date, discount that amount using a credit-adjusted-risk-free rate back to the date we acquired the asset or obligation to retire the asset, and record an ARO liability in that amount with a corresponding addition to our asset value. When new obligations are incurred, i.e. new well drilled or acquired, we add a layer to the ARO liability. We accrete the liability layers quarterly using the applicable period-end effective credit-adjusted-risk-free rates for each layer. Should either the estimated life or the estimated abandonment costs of a property change upon our quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using our credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost (included in the full-cost pool); therefore, abandonment costs will almost always approximate the estimate. When well obligations are relieved by sale of the property or plugging and abandoning the well, the related liability and asset costs are removed from our balance sheet.

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

        Effect if different assumptions used:    Since there are so many variables in estimating AROs, we attempt to limit the impact of management's judgment on certain of these variables by using input of qualified third parties. We engage independent engineering firms to evaluate our properties annually. We use the remaining estimated useful life from the year-end reserve reports by our independent reserve engineers in estimating when abandonment could be expected for each property. We utilize a three-year average rate for inflation to diminish any significant volatility that may be present in the short term. We expect to see our calculations impacted significantly if interest rates are volatile, as the credit-adjusted-risk-free rate is one of the variables used on a quarterly basis. We have developed a standard cost estimate based on historical costs, industry quotes and depth of wells. Unless we expect a well's plugging to be significantly different than a normal abandonment, we use this estimate. The resulting estimate, after application of a discount factor and some significant calculations, could differ from actual results, despite all our efforts to make an accurate estimate.

        Nature of Critical Estimate Item:    Income Taxes—In accordance with SFAS No. 109, Accounting for Income Taxes, we have recorded a deferred tax asset and liability to account for the expected future tax benefits and consequences of events that have been recognized in our financial statements and our tax returns. There are several items that result in deferred tax asset and liability impact to the balance sheet, but the largest of which are income taxes and the impact of net operating loss ("NOL") carryforwards. We routinely assess our ability to use all of our NOL carryforwards that resulted from substantial income tax deductions, prior year losses and acquisitions. We consider future taxable income in making such assessments. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, it is reduced by a valuation allowance to remove the benefit of those NOL carryforwards from our financial statements. Additionally, in accordance with Financial Accounting Standards Board ("FASB") Interpretation 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("FIN 48") we have recorded a liability of $0.5 million associated with uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are required to determine whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position in order to record any financial statement benefit. If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

        Assumptions/Approach Used:    Numerous judgments and assumptions are inherent in the determination of future taxable income and tax return filing positions that we take, including factors such as future operating conditions (particularly as related to prevailing oil and natural gas prices). We are not currently required to pay any federal income taxes because of an anticipated loss generated during the current year.

        Effect if Different Assumptions Used:    Our in-house tax department, along with consultation from an independent public accounting firm used in tax consultation, continually evaluate complicated tax law requirements and their effect on our current and future tax liability and our tax filing positions. Despite our attempt to make an accurate estimate, the ultimate utilization of our NOL carryforwards is highly dependent upon our actual production, the realization of taxable income in future periods, Internal Revenue Code Section 382 limitations, and potential tax elections. If we estimate that some or all of our NOL carryforwards are more likely than not going to expire or otherwise not be utilized to reduce future tax, we would record a valuation allowance to remove the benefit of those NOL carryforwards from our financial statements. Our liability for uncertain tax positions is dependent upon our judgment on the amount of financial statement benefit that an uncertain tax position will realize upon ultimate settlement and on the probabilities of the outcomes that could be realized upon ultimate settlement of an uncertain tax position using the facts, circumstances and information available at the reporting date to establish the appropriate amount of financial statement benefit. To the extent that a valuation allowance or uncertain tax position is established or increased or decreased during a period, we may be required to include an expense or benefit within tax expense in the income statement.

        Nature of Critical Estimate Item:    Derivative and Hedging Activities—Due to the instability of oil and natural gas prices, we may enter into, from time to time, price-risk management transactions (e.g., swaps, collars and floors) related to our expected oil and natural gas production to seek to achieve a more predictable revenue, as well as to reduce exposure from commodity price fluctuations. While these transactions are intended to be economic hedges of price risk, different accounting treatment may apply depending on if they qualify for cash flow hedge accounting. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended), all derivatives, other than those that meet the normal purchases and sales exception, are recorded on the balance sheet at fair value. See ITEMS 1 AND 2. "BUSINESS AND PROPERTIES—DERIVATIVES."

  Hedge Contracts—We formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used for hedging are expected to be highly effective in offsetting changes in cash flows of the hedged transactions. The ongoing measurement of effectiveness determines whether the change in fair value is deferred through other comprehensive income ("OCI") on the balance sheet or recorded immediately in revenue on the income statement. The effective portion of the changes in the fair value of hedge contracts is recorded initially in OCI. When the hedged production is sold, the realized gains and losses on the hedge contracts are removed from OCI and recorded in revenue. Ineffective portions of the changes in the fair value of the hedge contracts are recognized in revenue as they occur. The cash flows resulting from settlement of these hedge transactions are included in cash flows from operating activities on the statement of cash flows. While the hedge contract is outstanding, the fair value may increase or decrease until settlement of the contract. In the event it is determined that the use of a particular derivative may not be or has ceased to be effective in pursuing a hedging strategy, hedge accounting is discontinued prospectively. During the first quarter of 2006, we discontinued cash flow hedge accounting treatment applied to our natural gas contracts, therefore, all contracts are utilizing mark-to-market accounting treatment rather than cash flow hedge accounting treatment at December 31, 2007, as discussed below.

  Derivative Contracts—For transactions accounted for using mark-to-market accounting treatment, the change in the fair value of the derivative contract is reflected in revenue immediately, and not deferred through OCI, and there is no measurement of effectiveness.

        Assumptions/Approach Used:    Estimating the fair values of derivative instruments requires complex calculations, including the use of a discounted cash flow technique, estimates of risk and volatility, and subjective judgment in selecting an appropriate discount rate. In addition, the calculations use future market commodity prices, which although posted for trading purposes, are merely the market consensus of forecasted price trends. The results of the fair value calculations cannot be expected to represent exactly the fair value of our commodity hedges. We currently obtain the fair value of our positions from our counterparties. Our practice of relying on our counterparties who are more specialized and knowledgeable in preparing these complex calculations reduces our management's input and approximates the fair value of the contracts, as the fair value obtained from our counterparties would be the cost to us to terminate a contract at that point in time. Due to the fact that we apply mark-to-market accounting treatment, the offset to the balance sheet asset or liability, or the change in fair value of the contracts, is included in revenue on the income statement rather than in OCI on the balance sheet.

        Effect if different assumptions used:    At December 31, 2007, a 10% change in the commodity price per unit, as long as the price is either above the ceiling or below the floor price, would cause the fair value total of our derivative financial instruments to increase or decrease by approximately $1.7 million. Had we applied cash flow hedge accounting treatment to all of our derivative contracts outstanding at December 31, 2007, our net income available to common stockholders for the year would have been $10.2 million.

RESULTS OF OPERATIONS

        This section includes discussion of our 2007, 2006 and 2005 results of operations. We are an independent oil and natural gas company engaged in the exploration, development, acquisition and production of crude oil and natural gas properties in the United States. Our resources and assets are managed and our results reported as one operating segment. We conduct our operations primarily along the onshore United States Gulf Coast, with our primary emphasis in Texas, Mississippi, New Mexico and Louisiana.

Revenue and Production

        Our primary source of production and revenue is natural gas. For the years ended December 31, 2007, 2006 and 2005, our product mix contributed the following percentages of revenues and production:

REVENUES(1)

	2007	2006	2005
Natural gas	74%	79%	82%
Natural gas liquids	16%	4%	5%
Crude oil	10%	17%	13%

Total	100%	100%	100%

    (1)
    Includes effect of hedging and derivative transactions.

PRODUCTION VOLUMES (MCFE)

	2007	2006	2005
Natural gas	73%	80%	77%
Natural gas liquids	16%	8%	11%
Crude oil	11%	12%	12%

Total	100%	100%	100%

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

	For the Year Ended December 31,			% Increase (Decrease)
	2007	2006	2005	07 vs. 06	06 vs. 05
	(in thousands, except prices and percentages)
Production Volumes:
Natural gas (MMcf)	17,536	13,850	12,597	27%	10%
Natural gas liquids (MBbls)	637	222	308	*	(28)%
Oil and condensate (MBbls)	460	345	324	33%	6%
Natural gas equivalent (MMcfe)	24,118	17,251	16,384	40%	5%
Average Sales Price (1):
Natural gas ($ per Mcf)(2)	$6.66	$6.68	$7.97	*	(16)%
Natural gas liquids ($ per Bbl)	40.00	25.52	18.45	57%	38%
Oil and condensate ($ per Bbl)(2)	70.86	63.10	53.57	12%	18%
Natural gas equivalent ($ per Mcfe)(3)	6.67	7.52	7.40	(11)%	2%
Operating Revenue:
Natural gas(2)	$116,777	$92,582	$100,437	26%	(8)%
Natural gas liquids	25,489	5,665	5,677	*	*
Oil and condensate(2)	32,572	21,767	17,336	50%	26%
Gain (loss) on hedging and derivatives(4)	(13,938)	9,730	(2,267)	*	*

Total(3)	$160,900	$129,744	$121,183	24%	7%

(1)
Prices are calculated based on whole numbers, not rounded numbers.

(2)
Excludes the effect of hedging and derivative transactions.

(3)
Includes the effect of hedging and derivative transactions.

(4)
Comparison of 2005 to subsequent years is not meaningful due to different accounting treatment applied to derivatives, see note 9 to our consolidated financial statements.

*Not meaningful.

        Natural gas revenue—The overall increase in production for 2007 compared to 2006 resulted in an increase in revenue of approximately $24.6 million (based on 2006 comparable period pre-derivative prices). Average prices received in 2007 were slightly lower than 2006, resulting in decreased revenue of approximately $0.4 million (based on current period production). The overall increase in production for 2006 compared to 2005 resulted in an increase in revenue of approximately $10.0 million (based on 2005 comparable period pre-hedge/derivative prices). Excluding the effect of hedge and derivative activity, the average natural gas sales price for production in 2006 was lower than 2005, which resulted in decreased revenue of approximately $17.8 million (based on 2006 production). Average natural gas production increased from 34.5 MMcf/d in 2005 and to 37.9 MMcf/d in 2006 to 48.0 MMcf/d in 2007. The growth in natural gas production in 2007 was primarily due to the addition of new assets acquired in the January 2007 Acquisition and to a lesser extent the additional assets acquired in the Chapman Ranch Field in December of 2006. Additionally, new wells drilled in the Vicksburg and Deep Frio project areas of Texas and in southeast New Mexico contributed to the growth. Partially offsetting these increases were declines in Mississippi, some of our Queen City and Lobo properties in Texas, and on older wells in the southeast New Mexico project area. Production increases in 2006 as compared to 2005 were attributable to significant drilling at our Queen City and southeast New Mexico properties, as well as acquisitions, including the Chapman Ranch Field in late 2005 and additional working interests in the Chapman Ranch Field in December of 2006, for which the impact was more noticeable in 2007. Partially offsetting the increases in production in 2006 as compared to 2005 were natural declines in production in our older properties including Gato Creek, Encinitas and Miller.

        NGL revenue—Revenue from the sale of NGLs remained flat for the year ended December 31, 2006 over the same period in 2005, but increased significantly for the year ended December 31, 2007. Average realized prices have increased, which positively impacted revenues. The substantial increase in production in 2007 is partially attributable to the January 2007 Acquisition. In late 2006 and early 2007, we entered into natural gas processing agreements for our Chapman Ranch production and our non-operated Queen City production in Jim Hogg County, which agreements contributed a portion of the increase in NGL production in 2007 as compared to 2006. The decrease in production from 2005 to 2006 is mainly attributed to natural production declines at our Encinitas, Gato Creek and Louisiana properties.

        Crude oil and condensate revenue—Revenue from the sale of oil and condensate, excluding derivative activity, has steadily increased from 2005 to 2006 and 2006 to 2007 as a result of both increases in production and average realized prices. Crude oil prices have increased in the marketplace and we have realized the benefit of those increases in our unhedged revenue. Production volumes for oil and condensate increased to 1,259 Bbls/d for the year ended December 31, 2007 from 945 Bbls/d for the same period in 2006 and from 887 Bbls/d for the same period in 2005. The growth in crude oil and condensate in 2007 was primarily due to the addition of new assets acquired in the January 2007 Acquisition and to a lesser extent the additional assets acquired in the Chapman Ranch Field in December of 2006. Additionally, new wells in the Vicksburg, Deep Frio and southeast New Mexico project areas contributed to the growth. Partially offsetting these increases were declines in Mississippi, some of our Queen City and Lobo properties in Texas, and on older wells in the southeast New Mexico project area. The increase in 2006 as compared to 2005 was from production on new wells drilled in our Queen City and southeast New Mexico projects, as well as from the Chapman Ranch Field properties acquired in late 2005, partially offset by declines in production from our Miller, Encinitas, and Gato Creek properties.

        Derivatives—Our hedging and derivative contracts resulted in a net loss in 2007 and 2005 and a net gain in 2006. During the first quarter of 2006, we discontinued cash flow hedge accounting treatment applied to our natural gas collars. This change in accounting treatment affects the comparability of the periods (see Note 9 to our consolidated financial statements) because the change in fair market value of the natural gas hedge contracts in 2005 was deferred through OCI on the balance sheet rather than presented in total revenue on the income statement, as presented in 2007 and 2006. The volume and price contract terms vary from period to period and therefore interact differently with the changing pricing environment. While we are unable to predict the market prices, we enter into contracts that we expect will protect us in the event of significant downturns in the market, which has proven to be a benefit to us in 2007 and 2006 for natural gas. Natural gas prices declined in relation to our derivative contracts in place, resulting in cash settlement inflows from our hedge counterparties to offset the lower prices received for our physical production. The opposite was true of our crude oil derivative contracts in 2007 and 2005. The following table summarizes the various components of the total gain or loss on hedging and derivatives for each of the periods indicated and the impact each component had on our realized prices:

	Year Ended December 31,
	2007		2006		2005
	$	$ per unit	$	$ per unit	$	$ per unit
	(in thousands, except prices)
Natural gas contract settlements (Mcf)	$4,513	$0.26	$4,699	$0.34	$(1,230)	$(0.10)
Crude oil contract settlements (Bbl)	(935)	(2.03)	—	—	(1,757)	(5.43)
Mark-to-market reversal of prior period unrealized change in fair value of gas derivative contracts (Mcf)	(4,686)	(0.27)	—	—	—	—
Mark-to-market unrealized change in fair value of gas derivative contracts (Mcf)	2,626	0.15	4,686	0.34	—	—
Mark-to-market reversal of prior period unrealized change in fair value of oil derivative contracts (Bbl)	(500)	(1.09)	(155)	(0.45)	565	1.74
Mark-to-market unrealized change in fair value of oil derivative contracts (Bbl)	(14,956)	(32.53)	500	1.45	155	0.48

Gain (loss) on hedging and derivatives (Mcfe)	$(13,938)	$(0.58)	$9,730	$0.56	$(2,267)	$(0.14)

        Should crude oil or natural gas prices increase or decrease from the current levels, it could materially impact our revenues. Our physical sales of these commodities are vulnerable to the volatility of market price movements. Therefore, we enter into contracts covering our anticipated production to ensure certain revenues that we expect will allow us to plan our business activities. In a high price environment, hedged positions could result in lost opportunities if there is a ceiling in place, thus lowering our effective realized prices on hedged production, but in an environment of falling prices, these transactions offer some pricing protection for hedged production. Our current derivative position exceeds our 2008 expected production, therefore we could incur realized cash losses if oil and natural gas commodity prices increase significantly during 2008, see "Approach to the Business" above.

Costs and Operating Expenses

        The table below presents a detail of expenses for the periods indicated:

	December 31,			% Increase (Decrease)
	2007	2006	2005	07 vs. 06	06 vs. 05
	(in thousands, except percentages)
Oil and natural gas operating expenses	$17,078	$9,122	$8,478	87%	8%
Severance and ad valorem taxes	13,118	9,135	8,590	44%	6%
Depreciation, depletion, amortization and accretion:
Oil and natural gas property and equipment	90,826	60,472	39,810	50%	52%
Other assets	595	419	267	42%	57%
ARO accretion	297	189	141	57%	34%
Impairment of oil and natural gas properties	—	96,942	—	*	*
General and administrative expenses:
Bad debt expense	257	—	65	*	*
General and administrative expenses	17,237	13,788	12,371	25%	11%

Total operating expenses	$139,408	$190,067	$69,722	(27)%	173%

Other expense, net	$11,187	$2,513	$25	*	*
Income tax expense (benefit)	3,733	(21,575)	18,078	*	*
Preferred stock dividends	7,577	—	—	*	*

*
Not meaningful

        Oil and natural gas operating expenses—Oil and natural gas operating expenses in 2007 were significantly impacted by the January 2007 Acquisition, which contributed 70% of the increase in costs (averaging $0.58 per Mcfe for the year) from 2006 to 2007. The increasing cost structure in 2007 as compared to 2006 resulted from added costs for compression, expensed workovers and salt-water disposal as well as inflation in our industry. The increase in expenses was also affected to a lesser extent by the Chapman Ranch acquisition in December of 2006. The 2006 results were impacted by increased costs on our States, Gato Creek and southeast New Mexico properties. We also experienced increases in 2006, as compared to 2005, due to the Chapman Ranch properties acquired late in 2005, but costs for this area were not as high as expected due to delays in our Chapman Ranch drilling program during 2006. Operating expenses averaged $0.71 per Mcfe, $0.53 per Mcfe and $0.52 per Mcfe for the years ended December 31, 2007, 2006 and 2005, respectively.

        Severance and ad valorem taxes—Severance taxes are levied directly on our non-hedge revenue dollars, so the increasing trend is consistent with our increasing revenue. Partially offsetting the increase from revenues is a declining rate realized. The severance tax rate realized in the years ended December 31, 2007, 2006 and 2005 was 4.8%, 5.4% and 5.7%, respectively. The rate realized changes as a result of the changing mix of our production locations. In recent years, we have expanded our production to areas outside of Texas, which imposes a high tax rate of approximately 7.5% of the revenue dollar. Additionally, in 2007 and 2006, we received severance tax abatements on certain Chapman Ranch Field locations acquired late in 2005 and 2006 as a result of these properties qualifying for high-cost gas certification, which lowered our overall severance tax rate. Ad valorem costs have increased due to the addition of properties acquired in January 2007. If not for the January 2007 Acquisition, ad valorem tax expense would have decreased by approximately 50% as compared to the year ended December 31, 2006. On an equivalent basis, severance and ad valorem taxes averaged $0.54 per Mcfe, $0.53 per Mcfe and $0.52 per Mcfe for the years ended December 31, 2007, 2006 and 2005, respectively.

        Depletion, depreciation and amortization ("DD&A") and accretion expense —Full-cost depletion on our oil and natural gas properties has increased as a result of both rate and volume increases in recent years. Depletion expense on a unit of production basis for the years ended December 31, 2007, 2006 and 2005 was $3.77 per Mcfe, $3.51 per Mcfe and $2.43 per Mcfe, respectively. The depletion rate has increased in recent years due to significant property costs for both drilling and exploration activities as well as our acquisition program without a corresponding increase in reserves. Additionally, negative revisions to our proved reserves at year-end 2007 increased our depletion rate.

        Depreciation expense of other assets is related to our executive office furniture and fixtures, computer equipment and software and pipelines acquired in the January 2007 Acquisition that transport third-party gas. Depreciation expense related to other assets increased from 2006 to 2007 due to new assets needed for growth of our executive offices, including leasehold improvements for our office expansion, new office furniture and equipment and computers and software. Our depreciation expense related to other assets increased from 2005 to 2006 because we fully depreciated computer software programs during the year and then replaced those same programs with new, upgraded technology.

        Accretion expense on our ARO liability increased in 2007 and 2006 due to the addition of new obligations associated with wells added each year, including the large acquisition completed in January 2007. Accretion expense is calculated using the interest method of allocation, which calculates interest on the cumulative balance such that the interest increases with each subsequent period.

        Impairment of oil and natural gas properties—We recorded a non-cash full-cost ceiling test impairment of oil and natural gas properties in the amount of $96.9 million ($63.0 million, net of tax) during 2006 as a result of declines in natural gas prices at September 30, 2006. No such impairment was recorded in 2007 or 2005.

        Bad debt expense—During 2007, we recorded bad debt expense of $0.5 million related to the ongoing Golden Prairie/Enron dispute that we no longer felt we could collect as we exhausted our efforts on this matter. This was partially offset by a reduction of bad debt expense of $0.3 million for a receivable that was reserved as uncollectible in 2001, but recovered during the fourth quarter of 2007. During 2005, we recorded $65,157 of bad debt expense to increase our allowance for outstanding receivables from joint interest owners. There was no bad debt expense recorded in 2006. Historically we have not experienced significant credit losses on our receivables, but we cannot ensure that similar such losses may not be realized in the future.

        General and administrative ("G&A") expenses—The majority of the increase in G&A expense over the periods presented is the result of increasing our staffing levels. Our salary and benefits comprise approximately 80% of total G&A expense each year. We added 21 new employees during the year ended December 31, 2007 and seven during the year ended December 31, 2006 as a result of our continued growth. A portion of the increase in G&A expense is attributable to stock-based compensation costs related to restricted stock awards granted over the past three years, which has increased from $1.0 million in 2005 to $1.9 million in 2006 and to $3.0 million in 2007. This gradual increase in compensation for restricted stock awards is related to additional restricted stock awards granted in conjunction with our increase in employees from 2005 to 2007 as well as the vesting of additional tranches of grants already awarded to existing employees. Other cost increases during 2007 include rent expense for our corporate office expansion and professional service fees, offset by decreased costs for our board of directors and franchise taxes. In 2006, we experienced higher legal fees in conjunction with increased legal activity in Texas and Louisiana. Also in 2006, we paid a franchise tax settlement to the State of Texas of approximately $0.2 million and a litigation settlement.

G&A costs were partially offset by increased capitalized G&A and overhead reimbursement fees (which reduce total G&A costs). We capitalized $4.0 million, $3.0 million and $2.6 million of general and administrative costs in 2007, 2006 and 2005, respectively. For the years ended December 31, 2007, 2006 and 2005, overhead reimbursement fees reduced G&A costs by approximately $1.2 million, $0.4 million, and $0.3 million, respectively. G&A expenses, excluding non-cash share-based compensation costs, on a unit of production basis for the years ended December 31, 2007, 2006 and 2005 were $0.60 per Mcfe, $0.68 per Mcfe and $0.60 per Mcfe, respectively.

        Upon adoption of SFAS No. 123(R), as discussed in Notes 2 and 18 to our consolidated financial statements, during 2006, we recorded $68,937 in compensation expense for stock options that had not vested as of adoption of SFAS No. 123(R). Those options have since vested and we have not issued new options since 2004. Therefore, we did not record any stock option expense in 2007 nor do we expect to record expense related to stock options in the near future.

        In 2006, in conjunction with the adoption of SFAS No. 123(R), we discontinued the application of FIN 44 accounting treatment for repriced options and began recording compensation expense for stock options that had not vested as of the date of adoption of SFAS No. 123(R). Prior to 2006, FIN 44 accounting treatment was applied to our repriced options, which calls for a non-cash charge to compensation expense if the price of our common stock on the last trading day of a reporting period is greater than the exercise price of certain repriced options. FIN 44 could also result in a credit to compensation expense to the extent that the trading price declines from the trading price as of the end of the prior period, but not below the exercise price of the options. Pre-2006, we adjusted compensation expense upward or downward monthly based on the trading price at the end of each such period. We were required to report under this rule as a result of non-qualified stock options granted to employees and directors in prior years and repriced in May of 1999, as well as certain newly issued options in conjunction with the repricing. A FIN 44 charge on our repriced stock options was required in 2005 as a result of our stock price exceeding the exercise price of those repriced options. The average price at December 31, 2005 that was used to calculate this expense was $24.65 per share. In conjunction with the adoption of SFAS No. 123(R) on January 1, 2006, we discontinued the application of FIN 44, and hence there will not be any additional adjustments for charges or credits to compensation expense related to repriced options.

        Other income (expense)—For the years ended December 31, 2007 and 2006, we only capitalized a portion of our interest expense. But in the year ended December 31, 2005, we capitalized 100% of our interest expense because our unproved property balance exceeded our weighted average debt balance. At December 31, 2007, 2006 and 2005 our unproved property balance was $34.9 million, $57.6 million, and $36.9 million, respectively. We incurred higher gross interest costs for the year ended December 31, 2007 than for 2006 and 2005 due to higher commitment fees on our credit facility and higher outstanding debt balances, as well as a one time commitment fee of $1.3 million paid to our lender for the unused bridge loan facility in January 2007 (see Note 10 to our consolidated financial statements). The year ended December 31, 2006 also includes interest paid on our franchise tax settlement in 2006 of approximately $40,150. Interest costs on the franchise tax settlement were not subject to capitalization. The table below details our interest expense, capitalized interest and weighted average debt for each of the periods indicated:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Gross interest	$18,471	$7,761	$1,943
Less: capitalized interest	(7,882)	(5,261)	(1,943)

Interest expense, net	$10,589	$2,500	$—

Weighted Average Debt	$229,597	$102,077	$24,189

        Included in other income (expense) is amortization of deferred loan costs of $1.0 million associated with our credit facility for the year ended December 31, 2007 and $0.2 million associated with our then-existing credit facility for the years ended December 31, 2006 and 2005. These costs were higher in 2007 due to the higher costs associated with our current credit facility compared to our prior credit facility.

        Also included in other income (expense) was interest income, which totaled $0.4 million, $0.2 million, and $0.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. The interest is earned on daily cash invested in overnight money market funds. We have had increased cash on hand in recent years providing for the increased interest income.

        Income tax expense/benefit—We are subject to state and federal income taxes and although we were recently generating taxable income for financial reporting purposes, we are not in a federal income tax paying position as a result of deducting intangible drilling costs ("IDC") that reduce our taxable income for income tax purposes and NOL carryforwards that offset any remaining taxable income. A deferred income tax provision of $3.7 million was recorded for the year ended December 31, 2007. A deferred income tax benefit of $21.6 million and a provision of $18.1 million were recorded for the years ended December 31, 2006 and 2005, respectively. Due to changes in amounts of permanent tax differences, including meals and entertainment and other expenses, our effective tax rate also changes from time to time. The effective rate was 36.2% for the year ended December 31, 2007, as compared to 34.3% in 2006 and 35.2% in 2005. As of December 31, 2007, approximately $146.5 million of net operating loss carryforwards have been accumulated or acquired that will begin to expire in 2012. We were required to make alternative minimum tax payments of $94,100 and $327,400 for the years ended December 31, 2006 and 2005, respectively, but do not expect any alternative minimum tax liability in 2007.

        Preferred stock dividends—Our Board of Directors declared quarterly dividends on our 5.75% Series A cumulative convertible perpetual preferred stock in 2007. The preferred stock was issued in connection with a public offering in January 2007, therefore no comparable dividends were paid in 2006 or 2005.

        Earnings/loss per share—For the years ended December 31, 2007 and 2006, we reported a net loss available to common shareholders as compared to net income available to common shareholders in the same period in 2005. Basic weighted average shares outstanding increased from approximately 17.1 million at December 31, 2005 to 17.4 million at December 31, 2006 and to 27.6 million at December 31, 2007. There were minimal increases due to options exercised and vesting of restricted stock during each of these periods, but the primary cause of the significant increase from 2006 to 2007 was the public offering of common stock in January 2007 that was made to partially finance the January 2007 Acquisition. We issued approximately 10.9 million shares of common stock. We also issued approximately 2.9 million shares of 5.75% Series A cumulative convertible perpetual preferred stock, which, when converted, have an anti-dilutive effect of approximately 8.7 million shares of common stock, and therefore, are not included in the calculation of diluted earnings per share for the year ended December 31, 2007. Diluted earnings per share calculations in loss periods do not include certain shares that would result in an anti-dilutive effect on earnings per share.

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

        Our primary cash requirements are for exploration, development and acquisition of oil and natural gas properties, payment of preferred stock dividends and the repayment of principal and interest on outstanding debt. We attempt to fund our exploration and development activities primarily through internally generated cash flows and budget capital expenditures based largely on projected cash flows. We routinely adjust capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, and cash flow. We typically have funded acquisitions from borrowings under our credit facility, cash flow from operations and sales of common stock and preferred stock.

        Significant changes to working capital may affect our liquidity in the short term. We now pay quarterly dividends on our preferred stock, which is a new and ongoing use of our cash. The increase in our derivative instrument liability is indicative of potential future cash settlement outflows on our outstanding oil, and to a lesser extent natural gas, derivative positions, which are scheduled to settle in future months. The fair market value represents the potential settlement for those contracts if the market prices remain unchanged, but should commodity prices increase or decrease, the fair value of those outstanding contracts would change and the settlements at maturity would also change. When our derivatives result in cash settlement outflows, we receive higher cash inflows on the sale of unhedged production at those higher market prices, thus providing us with additional funds with which to cover at least a portion of any derivative payments that may come due in the future. This will not be true, however, for the portion of our 2008 production that is overhedged. Currently we expect to have 110% of our anticipated natural gas production and 150% of our anticipated crude oil production hedged in 2008 as a result of a decrease in expected future production since the time we entered into our 2008 derivative positions. We have no derivatives covering our substantial production of NGLs, which have historically received a price of approximately 50% of our realized crude oil price. As a result, even though we do not benefit from increases in oil prices and might suffer increased losses as oil prices increase, those increased losses may be partially offset by increases in our NGL revenues. See "Approach to the Business" above.

        We have historically used our credit facility to supplement any deficiencies between operating cash flow and capital expenditures. Our outstanding debt balance at March 11, 2008 was $250.0 million, primarily due to the funding of our acquisition program, principally the 2005 and 2006 acquisitions in the Chapman Ranch field and the January 2007 Acquisition. We typically do not rely on the sale of assets as a source of cash, but will realize approximately $16.4 million related to the sale of several non-core assets during the first quarter of 2008, and we expect to use the proceeds to reduce outstanding debt.

        We have reduced our planned capital spending for 2008 as compared to recent years. As a result of the ongoing strategic assessment process, our Board of Directors has approved an interim capital budget. Initially that budget is expected to be approximately $50 to $60 million and is expected to be less than our cash flow from operating activities, thereby allowing us to reduce outstanding debt as we move through the year.

        During 2005 and 2007, we realized increased cash flows as a result of our public and private stock offerings. We have also realized cash flows from the exercises of options and warrants to acquire shares of our common stock, although we typically do not rely on proceeds from the exercise of warrants and stock options to sustain our business, as the timing of their exercise is unpredictable. At December 31, 2006 and 2007, we had certain options outstanding and exercisable for shares of our common stock.

        We had cash and cash equivalents at December 31, 2007 of $7.2 million consisting primarily of short-term money market investments, as compared to $2.1 million at December 31, 2006. Working capital was $2.3 million as of December 31, 2007, as compared to $10.2 million at December 31, 2006.

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Net Cash Provided By Operating Activities	$122,869	$97,409	$93,111
Net Cash Used In Investing Activities	(515,826)	(140,412)	(167,280)
Net Cash Provided by Financing Activities	398,039	44,418	72,568

        Net Cash Provided By Operating Activities—The significant increase in cash flows provided by operating activities for the year ended December 31, 2007 compared to 2006 and 2005 was primarily due to the January 2007 Acquisition. The major source of funds was revenue of $160.9 million, partially offset by cash operating expenses of $30.2 million and general and administrative expenses of $17.2 million. Contributing to the decrease in the level of cash provided by operating activities in 2007 was the net timing effects of receipts of accounts receivable payments of accrued liabilities and accounts payables.

        Net cash generated from operating activities is a function of production and commodity prices, which are inherently volatile and unpredictable, and costs of operating our business and properties. In an effort to reduce the volatility realized on commodity prices, we enter into derivative instruments. Due to lower natural gas market pricing, we realized a benefit in cash settlement gains of $4.5 million and $4.7 million on our natural gas derivatives during 2007 and 2006, respectively. Partially offsetting these cash inflows were cash settlement losses of $0.9 million on our crude oil derivatives during 2007. During 2005, we recorded cash settlement losses on both natural gas and crude oil derivatives of $1.2 million and $1.8 million, respectively. Overall, oil and gas production revenue, including the effects of derivatives and hedging, for 2007 increased 24% over 2006 and 33% over 2005.

        Although fluctuations in commodity prices have been the primary reason for our short-term changes in cash flow from operating activities, increased production volumes also impacted us in 2007 and 2006. Our business, as with other extractive businesses, is a depleting one in which each gas equivalent produced must be replaced or our asset base and capacity to generate revenues in the future will shrink. Our ability to prevent shrinkage will be affected in the future by the successes and/or failures of our exploration, production and acquisition activities.

        For these reasons, we put in place an annual budget that is based upon our forecasts for production, revenues and costs. Those forecasts are reviewed and updated regularly by management and our capital budget is adjusted as warranted.

        In the event such capital resources are not available to us, our drilling and other activities may be curtailed. See ITEMS 1A. "RISK FACTORS—Our operations have significant capital requirements which, if not met will hinder operations."

        Net Cash Used In Investing Activities—We reinvest a substantial portion of our cash flows in our drilling, acquisition, land and geophysical activities. As a result, we used $515.8 million in investing activities during 2007. Acquisition costs of $375.2 million were related to the January 2007 Acquisition, which was the largest in our history. Capital expenditures of $113.2 million were attributable to the drilling of 50 gross wells, 46 of which were apparently successful and 39 recompletions. Higher net capital costs per well in 2007 as compared to prior years were due to higher average working interests and higher gross costs per well in Arkansas and Deep Frio project areas as compared to wells drilled in previous years. General increases in costs of services as a result of higher commodity price environment also contributed. Other spending included $20.5 million attributable to land holdings, capitalized G&A and interest and $6.0 million for seismic data and other geological and geophysical expenditures. The remaining capital expenditures were associated with computer hardware and office furniture and equipment. We also received $1.1 million during early 2007 from the sale of a portion of our interest in a Louisiana well.

        During the year ended December 31, 2006, we used $140.4 million in investing activities. Capital expenditures of $82.6 million were attributable to the drilling of 52 gross wells, 43 of which were apparently successful. Acquisition costs totaled $39.4 million, mainly related to the acquisition of additional interests in the Chapman Ranch Field late in 2006 and final adjustments to the Cinco purchase price. Other spending included $14.0 million attributable to land holdings, capitalized G&A and interest and $7.7 million for increased seismic data and other geological and geophysical expenditures. Drilling advances to the operator of our Queen City properties decreased in 2006 by approximately $2.9 million. We also received $0.6 million during 2006 from the sale of our Buckeye properties. The remaining capital expenditures were associated with computer hardware and office furniture and equipment.

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

        We will be operating under an interim capital spending budget in 2008 while we continue to assess the potential sale or merger of the Company. This interim program, which could be supplemented quickly, calls for the drilling of 18 to 22 wells (7 to 9, net) during 2008, primarily in south Texas, and to a lesser extent in southeast New Mexico, complemented by selected expenditures for land and seismic. The interim program is estimated to have total capital spending in the range of $50 to $60 million.

        Net Cash Provided By Financing Activities—Cash flows provided by financing activities were significantly impacted by the public offerings of common stock and preferred stock completed in January 2007. In connection with the newly issued preferred stock, we paid $5.9 million in dividends to preferred shareholders during 2007. We also refinanced our prior credit facility borrowings of $129 million with our current credit facility, which we borrowed against to partially finance the January 2007 Acquisition. In total, we had $275.0 million in borrowings and $144.0 million in repayments during 2007. In connection with our credit facility, we incurred loan costs of approximately $3.7 million. In addition, we received approximately $42,100 in proceeds from the issuance of common stock related to options exercised in 2007.

        During the year ended December 31, 2006, cash flows provided by financing activities totaled $44.4 million. We had $62.0 million in borrowings and $18.0 million in repayments under our prior credit facility. We incurred loan costs of approximately $0.2 million in amending our prior credit facility. In addition, we received $0.6 million in proceeds from the issuance of common stock related to options exercised in 2006.

        For the year ended December 31, 2005, cash flows provided by financing activities totaled $72.6 million. We had $81.0 million in borrowings and $16.0 million in repayments under a prior credit facility. We incurred loan costs of approximately $47,000 in amending a prior credit facility. In addition, we received $7.6 million in proceeds from the issuance of common stock related to options exercised in 2005. The majority of those proceeds are related to the January 2005 underwriter exercise of the over-allotment option to the December 2004 common stock offering. The funds generated from that exercise were used to reduce debt early in 2005.

Credit Facility

        On December 21, 2006, we amended our Third Amended and Restated Credit Agreement (the "Prior Credit Facility"), which we had originally entered into in March 2004 (effective December 31, 2003) and previously amended on December 4, 2006. The Prior Credit Facility permitted borrowings up to the lesser of (i) the borrowing base and (ii) $150.0 million. Effective December 2006, the borrowing base under the Prior Credit Facility was increased from $125.0 million to $140.0 million as a result of acquisitions and our drilling activities since the last redetermination. Based on the increase, our available borrowing capacity at December 31, 2006 was $11.0 million.

        The Prior Credit Facility's scheduled maturity date was March 31, 2008, and it was secured by substantially all of our assets. As discussed in Note 10 to our consolidated financial statements, on January 30, 2007, we entered into a Fourth Amended and Restated Credit Agreement (the "Agreement") for a new revolving credit facility with Union Bank of California ("UBOC"), as administrative agent and issuing lender, and the other lenders party thereto. Pursuant to the Agreement, UBOC acts as the administrative agent for a senior, first lien secured borrowing base revolving credit facility (the "credit facility") in favor of us and certain of our wholly owned subsidiaries (which subsidiaries include Edge Petroleum Operating Company, Inc., Edge Petroleum Exploration Company, Miller Oil Corporation and Miller Exploration Company) in an amount equal to $750 million, of which only $320 million was available under the borrowing base established at the closing. The credit facility has a letter of credit sub-limit of $20 million. The credit facility is secured by substantially all of our oil and natural gas properties. In connection with the credit facility, we paid the lenders fees in an amount equal to 1.00% of the initial borrowing base established under the credit facility, or $3.2 million, on January 31, 2007. We paid approximately $0.6 million to the lenders for certain other administrative fees, fronting fees and work fees in connection with the credit facility. Upon initiation of the credit facility, we terminated our existing Third Amended and Restated Credit Agreement described above and repaid the $129.0 million in borrowings under the Prior Credit Facility with proceeds from the public offerings described below and in Note 11 to our consolidated financial statements.

        The credit facility matures on January 31, 2011 and bears interest at LIBOR plus an applicable margin ranging from 1.25% to 2.5% or Prime plus a margin of up to 0.25%, with an unused commitment fee ranging from 0.50% to 0.25%. As of December 31, 2007, our interest rates on our outstanding Prime and LIBOR borrowings were 7.250% and 6.900%, respectively. As of December 31, 2007, $260.0 million in borrowings were outstanding under the credit facility.

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

  •
  A current ratio requires that as of the last day of each fiscal quarter the ratio of our consolidated current assets to our consolidated current liabilities, as defined in the credit facility, be at least 1.0 to 1.0.

  •
  A maximum leverage ratio requires that as of the last day of each fiscal quarter the ratio of (a) Total Indebtedness (as defined in the credit facility) to (b) an amount equal to consolidated EBITDAX be not greater than 3.0 to 1.0, calculated on a cumulative quarterly basis for the first 12 months after the closing of the credit facility and then on a rolling four quarter basis.

        The credit facility includes other covenants and events of default that we believe are customary for similar facilities. It is an event of default under the credit facility if we undergo a change in control. "Change in control," as defined in the credit facility, means any of the following events: (a) any "person" or "group" (within the meaning of Section 13(d) or 14(d) of the Exchange Act) has become, directly or indirectly, the "beneficial owner" (as defined in Rules 13d-3 and 13d-5 under the Exchange Act, except that a person shall be deemed to have "beneficial ownership" of all such shares that any such person has the right to acquire, whether such right is exercisable immediately or only after the passage of time, by way of merger, consolidation or otherwise), of a majority or more of our common stock on a fully-diluted basis, after giving effect to the conversion and exercise of all of our outstanding warrants, options and other securities (whether or not such securities are then currently convertible or exercisable), (b) during any period of two consecutive calendar quarters, individuals who at the beginning of such period were members of our Board of Directors cease for any reason to constitute a majority of the directors then in office unless (i) such new directors were elected by a majority of our directors who constituted the Board of Directors at the beginning of such period (or by directors so elected) or (ii) the reason for such directors failing to constitute a majority is a result of retirement by directors due to age, death or disability, or (c) we cease to own directly or indirectly all of the equity interests of each of our subsidiaries.

        Our available borrowing capacity under the credit facility was $40 million at December 31, 2007. The borrowing base was reduced from $320 million to $300 million during the fourth quarter of 2007. We expect another reduction in the borrowing base, which will be redetermined in the second quarter of 2008, as a result of the sale of certain non-core assets during the first quarter of 2008 and the reduction of total proved reserves as reported in the year-end reserve reports of our independent reserve engineers. As of March 11, 2008, $250.0 million in borrowings were outstanding under our credit facility.

Shelf Registration Statement & Offerings

        During the second quarter 2007, we filed a registration statement with the SEC which, as amended in a third quarter filing, registered securities of up to $500 million of any combination of debt securities, preferred stock, common stock, warrants for debt securities or equity securities of the Company and guarantees of debt securities by our subsidiaries. Net proceeds, terms and pricing of the offering of securities issued under the shelf registration statement will be determined at the time of the offerings. The shelf registration statement does not provide assurance that we will or could sell any such securities. Our ability to utilize our shelf registration statement for the purpose of issuing, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or equity securities will depend upon, among other things, market conditions and the existence of investors who wish to purchase our securities at prices acceptable to us. The shelf registration statement replaced a previous shelf registration statement, which registered offerings of up to $390 million of securities.

        In January 2007, we completed concurrent offerings of 10.925 million shares of our common stock and 2.875 million shares of our 5.75% Series A cumulative convertible perpetual preferred stock ("Convertible Preferred Stock"). The shares were offered to the public at a price of $13.25 per share of common stock and $50.00 per share of Convertible Preferred Stock. We received net proceeds of approximately $276.5 million from the offerings ($138.1 million from the common offering and $138.4 million from the preferred offering), after deducting underwriting discounts and commissions and the expenses of the offerings. These proceeds were used to partially finance the January 2007 Acquisition and to refinance our Prior Credit Facility.

  Convertible Preferred Stock

        As noted above, we completed the public offering of 2,875,000 shares of our Convertible Preferred Stock in January 2007. We used the $138.4 million in net proceeds from this offering, along with the proceeds from the concurrent common stock offering and borrowings under our credit facility, to finance the January 2007 Acquisition and to refinance our Prior Credit Facility.

        Dividends.    The Convertible Preferred Stock accumulates dividends at a rate of $2.875 for each share of Convertible Preferred Stock per year. Dividends are cumulative from the date of first issuance and, to the extent payment of dividends is not prohibited by our debt agreements, assets are legally available to pay dividends and our board of directors or an authorized committee of our board declares a dividend payable, we will pay dividends in cash, every quarter. The first payment was made on April 15, 2007 and we continued to make quarterly dividends payments throughout 2007.

        No dividends or other distributions (other than a dividend payable solely in shares of a like or junior ranking) may be paid or set apart for payment upon any shares ranking equally with the Convertible Preferred Stock ("parity shares") or shares ranking junior to the Convertible Preferred Stock ("junior shares"), nor may any parity shares or junior shares be redeemed or acquired for any consideration by us (except by conversion into or exchange for shares of a like or junior ranking) unless all accumulated and unpaid dividends have been paid or funds therefor have been set apart on the Convertible Preferred Stock and any parity shares.

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

        A "fundamental change" will be deemed to have occurred upon the occurrence of any of the following:

  1.
  a "person" or "group" subject to specified exceptions, discloses that the person or group has become the direct or indirect ultimate "beneficial owner" of our common equity representing more than 50% of the voting power of our common equity other than a filing with a disclosure relating to a transaction which complies with the proviso in subsection 2 below;

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

Off Balance Sheet Arrangements

        The Company currently does not have any off balance sheet arrangements.

Contractual Cash Obligations

        The following table summarizes our contractual cash obligations as of December 31, 2007 by payment due date:

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-term debt(1)	$260,000	$—	$260,000	$—	$—
FIN 48 expected liabilities(2)	534	—	534	—	—
Operating leases	6,513	1,167	3,514	1,832	—

Total contractual cash obligations(3)(4)(5)(6)	$267,047	$1,167	$264,048	$1,832	$—

(1)
Excludes amounts for interest expense payable upon outstanding debt. Long-term outstanding debt under our credit facility is subject to floating interest rates (see Note 10 to our consolidated financial statements) and payable on the last day of each calendar month while any loan amounts remain outstanding. We do not forecast debt repayments beyond the current year. Therefore, cash payments for interest beyond one year cannot be estimated. We expect to pay approximately $16 to $17 million in interest during 2008.

(2)
Although unrecognized tax benefits are not a contractual obligation, they are presented in this table because they represent potential demands on our liquidity.

(3)
The table excludes quarterly dividends on our Convertible Preferred Stock. Dividends are cumulative and payable in arrears if not paid each quarter and are expected to total $8.3 million for 2008.

(4)
We did not have any capital leases or purchase obligations as of December 31, 2007.

(5)
We have not included our ARO Liability here because historically the actual cash outlay is minimized significantly by the salvage value. In accordance with SFAS No. 143, we do not account for salvage value on our balance sheet.

(6)
We have not included the deficiency payment on our delivery commitment because we believe we will be able to meet this physical delivery commitment. See Note 2 to our consolidated financial statements.

RISK MANAGEMENT ACTIVITIES—DERIVATIVES AND HEDGING

        Due to the volatility of oil and natural gas prices, we may enter into, from time to time, price-risk management transactions (e.g., swaps, collars and floors) related to our expected oil and natural gas production to seek to achieve a more predictable cash flow, as well as to reduce exposure to commodity price fluctuations. While the use of these arrangements may limit our ability to benefit from increases in the price of oil and natural gas, it is also intended to reduce our potential exposure to adverse price movements. See "Approach to the Business" for a discussion of our current level of derivative contracts as it relates to expected production. Our arrangements, to the extent we enter into any, are intended to apply to only a portion of our expected production, and thereby provide only partial price protection against declines in oil and natural gas prices while limiting our potential gains from future increases in prices. None of these instruments are, at the time of their execution, intended to be used for trading purposes but may be deemed as such because of the expected decrease in our anticipated 2008 production. The use of derivative instruments involves the risk that the counterparties to such instruments will be unable to meet the financial obligations of such contracts. On a quarterly basis, our management sets all of our price-risk management policies, including volumes, types of instruments and counterparties. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation and concurrence by the President and Chairman of the Board. Our Board of Directors monitors the Company's price-risk management policies and trades on a monthly basis.

        All of these price-risk management transactions are considered derivative instruments and accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). These derivative instruments are intended to hedge our price risk and may be considered hedges for economic purposes. There are two types of accounting treatments for derivatives, (i) mark-to-market accounting and (ii) cash flow hedge accounting. For discussion of these accounting treatments, see Note 9 to our consolidated financial statements. We currently apply mark-to-market accounting treatment to all of our derivative contracts. All derivatives are recorded on the balance sheet at fair value and the changes in fair value are presented in total revenue on the income statement. The following table provides additional information regarding our various derivative transactions that were recorded at fair value on the balance sheet as of December 31, 2007.

Fair value of contracts outstanding at December 31, 2006	$5,187
Contracts realized or otherwise settled during the period	3,578
Fair value of new contracts when entered into during 2007:
Asset	619
Liability	(3,093)
Changes in fair values attributable to changes in valuation techniques and assumptions	—
Other changes in fair values	(18,620)

Fair values of contracts outstanding at December 31, 2007	$(12,329)

        The following table details the fair value of our commodity-based derivative contracts by year of maturity and valuation methodology as of December 31, 2007.

	Fair Value of Contracts at December 31, 2007
Source of Fair Value	Maturity less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total fair value
Prices actively quoted:	$—	$—	$—	$—	$—
Prices provided by other external sources:
Asset	619	—	—	—	619
Liability	(12,846)	(102)	—	—	(12,948)
Prices based on models and other valuation methods:	—	—	—	—	—

Total	$(12,227)	$(102)	$—	$—	$(12,329)

TAX MATTERS

        At December 31, 2007, we had cumulative net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $146.5 million that expire beginning in 2012. We also had state NOL carryforwards at December 31, 2007 of $19.2 million, which will expire in varying amounts between 2008 and 2027. These estimated NOLs assume that certain items, primarily intangible drilling costs, have been written off for tax purposes in the current year. However, we have not made a final determination if an election will be made to capitalize all or part of these items for tax purposes in the future. Our ability to utilize federal NOL carryforwards in cases where the NOL was acquired in a reorganization may be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382") if we undergo a majority ownership change as defined by Section 382.

        We would undergo a majority ownership change if, among other things, the stockholders who own or have owned, directly or indirectly, five percent or more of our common stock or are otherwise treated as five percent stockholders under Section 382 and the regulations promulgated thereunder, increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of a majority ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with the NOL carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration of the respective NOL carryforwards. The amount of the limitation may, under certain circumstances, be increased by built-in gains held by us at the time of the change that are recognized in the five year period after the change. If we were to undergo a majority ownership change, we would be required to record a reserve for some or all of the asset currently recorded on our balance sheet. As of December 31, 2007, we believe that there may have been an additional change of ownership pursuant to Section 382 as a result of the concurrent public offerings of our common and preferred stock that occurred in January 2007. We cannot make assurances that we will not undergo a majority ownership change in the future because an ownership change for federal tax purposes can occur based on trades among our existing stockholders. Whether we undergo a majority ownership change may be a matter beyond our control. Further, in light of the ongoing strategic assessment process, we cannot provide any assurance that a potential sale or merger will not reduce the availability of our NOL carryforward and other federal income tax attributes, which may be significantly limited or possibly eliminated.

        At December 31, 2007, under Section 382 rules, approximately $77 million of our total federal NOL carryforward of $146.5 million was subject to a potential annual limitation of $12 million. Of that $77 million, $22 million was subject to further annual limitations. The $22 million amount represents the following two separate limitations which occurred prior to 2007: (1) $17.4 million acquired in a December 2003 merger, which is subject to an annual limitation of approximately $1 million per year and (2) $5.4 million acquired in a November 2005 acquisition, which is subject to an annual limitation of approximately $2 million per year.

        In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. As a result of the adoption of FIN 48 on January 1, 2007, we recognized a liability of $534,035 which reduced the January 1, 2007 retained earnings balance. The amount recorded does not include interest as the anticipated adjustments more likely than not will result in no current tax due as a result of NOL carryovers. All of the amounts of unrecognized tax benefits reported affect the effective tax rate through deferred tax accounting.

        FIN 48 prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. FIN 48 also requires that the amount of interest expense to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return. We also adopted FSP FIN 48-1 as of January 1, 2007, which provides that a company's tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. We had no reserves prior to adoption at January 1, 2007. We recognize interest and penalties related to unrecognized tax benefits in tax expense. However, we accrued no interest or penalties at December 31, 2007.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS No. 141(R)"). SFAS No. 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS No. 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS No. 141(R) to fiscal years preceding the effective date are not permitted. However, accounting for changes in valuation allowances for acquired deferred tax assets and the resolution of uncertain tax positions for prior business combinations will impact tax expense instead of impacting the prior business combination accounting starting January 1, 2009. We are currently evaluating the changes provided in SFAS No. 141(R) and believe it could have a material impact on our consolidated financial statements if we undertake a significant acquisition or business combination.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements ("SFAS No. 160"). SFAS No. 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS No. 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS No. 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS No. 160 to fiscal years preceding the effective date are not permitted. We currently do not expect adoption of this statement to have an impact on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FAS Statement No. 115. SFAS No. 159 gives companies the option of applying at specified election dates fair value accounting to certain financial instruments and other items that are not currently required to be measured at fair value. If a company chooses to record eligible items at fair value, the company must report unrealized gains and losses on those items in earnings at each subsequent reporting date. SFAS No. 159 also prescribes presentation and disclosure requirements for assets and liabilities that are measured at fair value pursuant to this standard and pursuant to the guidance in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). SFAS No. 159 will be effective for fiscal year 2008. As the provisions of SFAS No. 159 are applied prospectively, the impact to the Registrants will depend on the instruments selected for fair value measurement at the time of implementation. We are currently assessing the impact that SFAS No. 159 will have on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also gives expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop fair value assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued a FASB Staff Position ("FSP") on SFAS No. 157 that permits a one-year delay of the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS No. 157 effective January 1, 2008, with the exceptions allowed under the FSP described above and do not expect any significant impact on our consolidated financial statements, other than expanded disclosures beginning with our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk from changes in interest rates and commodity prices. We use a credit facility, which has a floating interest rate, to finance a portion of our operations. We are not subject to fair value risk resulting from changes in our floating interest rates. The use of floating rate debt instruments provides a benefit due to downward interest rate movements but does not limit us to exposure from future increases in interest rates. Based on the year-end December 31, 2007 outstanding borrowings and interest rates of 7.250% and 6.900% applied to various borrowings, a 10% change in these interest rates would result in an increase or decrease in interest expense of approximately $1.7 million on an annual basis.

        In the normal course of business, we enter into derivative transactions, including commodity price collars, swaps and floors to mitigate our exposure to commodity price movements, but not for trading or speculative purposes. While the use of these arrangements may limit the benefit to us of increases in the price of oil and natural gas, it also limits the downside risk of adverse price movements. During early 2007, we put in place several natural gas and crude oil collars to hedge our expected 2008 and 2009 production to achieve a more predictable cash flow. As a result of recent changes to our forecasted 2008 production and the impact of certain asset divestitures, both of which have reduced expected production as compared to that expected at the time we entered into the derivative contracts, we currently have approximately 110% and 150% of our anticipated 2008 natural gas and crude oil production, respectively, covered by derivative contracts. This overhedged position exposes us to greater risk of commodity price increases because we will not have the physical production cash inflows to offset any potential losses incurred on the portion of the contracts that are overhedged. Please refer to Note 9 to our consolidated financial statements for a discussion of these contracts. The following is a list of contracts outstanding at December 31, 2007:

Transaction Date	Transaction Type	Beginning	Ending	Price Per Unit	Volumes Per Day	Fair Value Outstanding as of December 31, 2007
						(in thousands)
Natural Gas (1):
01/07	Collar	01/01/08	12/31/08	$7.50 - $9.00	20,000 MMBtu	1,096
01/07	Collar	01/01/08	12/31/08	$7.50 - $9.00	10,000 MMBtu	619
01/07	Collar	01/01/08	12/31/08	$7.50 - $9.02	10,000 MMBtu	599
04/07	Collar	01/01/09	12/31/09	$7.75 - $10.00	10,000 MMBtu	125
10/07	Collar	01/01/09	12/31/09	$7.75 - $10.08	10,000 MMBtu	187
Crude Oil (2):
12/06	Swap	01/01/08	12/31/08	$66.00	1,500 Bbl	(14,541)
10/07	Collar	01/01/09	12/31/09	$70.00 - $93.55	300 Bbl	(414)

						$(12,329)

(1)
Our natural gas collars were entered into on a per MMBtu delivered price basis, using the NYMEX Natural Gas Index. Mark-to-market accounting treatment is applied to these contracts and the change in fair value is reflected in total revenue.

(2)
Our crude oil contracts were entered into on a per barrel delivered price basis, using the West Texas Intermediate Light Sweet Crude Oil Index. Mark-to-market accounting treatment is applied to these contracts and the change in fair value is reflected in total revenue.

        At December 31, 2007, the fair value of the outstanding contracts was a net liability of approximately $12.3 million (See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—RISK MANAGEMENT

ACTIVITIES—DERIVATIVES AND HEDGING"). A 10% change in the commodity price per unit, as long as the price is either above the ceiling or below the floor price of each contract, would cause the fair value total of the hedge to increase or decrease by approximately $1.7 million.

All of our business is conducted in the United States with transactions denominated in U.S. dollars and, as a result, we do not have material exposure to currency exchange-rate risks

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See the Consolidated Financial Statements and Supplementary Information listed in the accompanying Index to Consolidated Financial Statements and Supplementary Information on page F-1 herein.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        (a)    Disclosure Controls and Procedures.    We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As described below under Management's Annual Report on Internal Control over Financial Reporting, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        BDO Seidman, LLP's audit report, dated March 12, 2008, expressed an unqualified opinion on our consolidated financial statements and its assessment of our internal controls over financial reporting is included herein under paragraph (d).

        (b)    Management's Annual Report on Internal Control over Financial Reporting.    Management, including the CEO and CFO, has the responsibility for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act, Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions and influenced by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate or insufficient because of changes in operating conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A control deficiency exists when the design or operation of a control does not allow management or employees, in the ordinary course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP, such that there is a more than remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

        Management assessed internal control over financial reporting of the Company and subsidiaries as of December 31, 2007. The Company's management conducted its assessment in accordance with the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management has concluded that the internal control over financial reporting was effective as of December 31, 2007.

        BDO Seidman, LLP, the independent registered public accounting firm who also audited the Company's consolidated financial statements, has issued its own attestation report on the effectiveness of internal controls over our financial reporting as of December 31, 2007, which is filed herewith.

        (c)    Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        (d)    Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Edge Petroleum Corporation
Houston, Texas

        We have audited Edge Petroleum Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Edge Petroleum Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Edge Petroleum Corporation as of December 31, 2007 and 2006 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/S/ BDO SEIDMAN, LLP
BDO SEIDMAN, LLP HOUSTON, TX MARCH 12, 2008

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information regarding directors and executive officers required under ITEM 10 will be contained within the definitive Proxy Statement for the Company's 2008 Annual Meeting of Shareholders (the "Proxy Statement") under the headings "Election of Directors," "Meetings and Committees of the Board" and "Compliance with Section 16(a) of the Exchange Act" and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 2007, or the Company will file an amendment to this Form 10-K within the same time period that includes the required information. Pursuant to Item 401(b) of Regulation S-K certain of the information required by this item with respect to our executive officers is set forth in Part I of this report.

        We have adopted a code of ethics for all employees, officers and directors. That code is available on our website at www.edgepet.com. Any waivers of, or amendments to, the Code of Ethics will be posted on the website.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by ITEM 11 will be contained in the Proxy Statement under the headings "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report" and "2007 Director Compensation" and is incorporated herein by reference.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by ITEM 13 will be contained in the Proxy Statement under the heading "Transactions with Related Persons" and is incorporated herein by reference.

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
Asset Purchase Agreement by and among Contango STEP, L.P., Contango Oil & Gas Company, Edge Petroleum Exploration Company and Edge Petroleum Corporation, dated as of October 7, 2004 (Incorporated by reference from exhibit 2.1 to the Company's Current Report on Form 8-K filed October 12, 2004).
2.4	—
Purchase and Sale Agreement, dated as of September 21, 2005 among Pearl Energy Partners, Ltd., and Cibola Exploration Partners, L.P., as Sellers; and Edge Petroleum Exploration Company as Buyer and Edge Petroleum Corporation as Guarantor (Incorporated by reference from exhibit 2.1 to the Company's Current Report on Form 8-K filed October 19, 2005).
2.5	—
Stock Purchase Agreement by and among Jon L. Glass, Craig D. Pollard, Leigh T. Prieto, Yorktown Energy Partners V, L.P., Yorktown Energy Partners VI, L.P., Cinco Energy Corporation, and Edge Petroleum Exploration Company and Edge Petroleum Corporation, dated as of September 21, 2005 (Incorporated by reference from exhibit 2.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005).
2.6	—
Letter Agreement dated November 18, 2005 by and among Edge Petroleum Exploration Company, Cinco Energy Corporation and Sellers (Incorporated by reference from exhibit 2.02 to the Company's Current Report on Form 8-K filed December 6, 2005). Pursuant to Item 601(b)(2) of Regulation S-K, the Company had omitted certain Schedules to the Letter Agreement (all of which are listed therein) from this Exhibit 2.6. It hereby agrees to furnish a supplemental copy of any such omitted item to the SEC on its request.
3.1	—	Restated Certificate of Incorporation of the Company effective January 27, 1997 (Incorporated by reference from exhibit 3.1 to the Company's Current Report on Form 8-K filed April 29, 2005).

3.2	—
Certificate of Amendment to the Restated Certificate of Incorporation of the Company effective January 31, 1997 (Incorporated by reference from exhibit 3.2 to the Company's Current Report on Form 8-K filed April 29, 2005).
3.3	—
Certificate of Amendment to the Restated Certificate of Incorporation of the Company effective April 27, 2005 (Incorporated by reference from exhibit 3.3 to the Company's Current Report on Form 8-K filed April 29, 2005).
3.4	—	Bylaws of the Company (Incorporated by Reference from exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 (File No. 000-22149)).
3.5	—
First Amendment to Bylaws of the Company on September 28, 1999 (Incorporated by reference from exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 (File No. 000-22149) ).
3.6	—	Second Amendment to Bylaws of the Company on May 7, 2003 (Incorporated by reference from exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003).
3.7	—
Certificate of Designations establishing the 5.75% Series A cumulative convertible perpetual preferred stock, dated January 25, 2007 (Incorporated by reference to exhibit 3.1 to Edge's Current Report on Form 8-K filed January 30, 2007).
4.1	—
Third Amended and Restated Credit Agreement dated December 31, 2003 among Edge Petroleum Corporation, Edge Petroleum Exploration Company, Edge Petroleum Operating Company, Inc., Miller Oil Corporation, and Miller Exploration Company, as borrowers, the lenders thereto and Union Bank of California, N.A., a national banking association, as Agent (Incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).
4.2	—
Agreement and Amendment No. 1 to Third Amended and Restated Credit Agreement dated May 31, 2005 among Edge Petroleum Corporation, Edge Petroleum Exploration Company, Edge Petroleum Operating Company, Inc., Miller Exploration Company and Miller Oil Corporation, as borrowers, the lenders thereto and Union Bank of California, N.A., a national banking association, as agent for the lenders (Incorporated by reference from Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005).
4.3	—
Agreement and Amendment No. 2 to the Third Amended and Restated Credit Agreement dated November 30, 2005 among Edge Petroleum Corporation, Edge Petroleum Exploration Company, Edge Petroleum Operating Company, Inc., Miller Oil Corporation, Miller Exploration Company, and Cinco Energy Corporation, as borrowers, the lenders thereto and Union Bank of California, N.A., a national banking association, as Agent (Incorporated by reference from Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-22149)).
4.4	—
Miller Exploration Company Stock Option and Restricted Stock Plan of 1997 (Incorporated by reference from exhibit 10.1(a) to Miller Exploration Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-23431)).
4.5	—
Amendment No. 1 to the Miller Exploration Company Stock Option and Restricted Stock Plan of 1997 (Incorporated by reference to Exhibit 4.2 from Miller Exploration Company's Registration Statement on Form S-8 filed on April 11, 2001 (Registration No. 333-58678)).

4.6	—
Amendment No. 2 to the Miller Exploration Company Stock Option and Restricted Stock Plan of 1997 (Incorporated by reference from Exhibit 4.3 to Miller Exploration Company's Registration Statement on Form S-8 filed on April 11, 2001 (Registration No. 333-58678)).
4.7	—
Form of Miller Stock Option Agreement (Incorporated by reference from exhibit 10.1(b) to Miller Exploration Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-23431)).
4.8	—
Fourth Amended and Restated Credit Agreement dated January 31, 2007 by and among Edge Petroleum Corporation, as borrower, and Union Bank of California, N.A., as Administrative Agent and Issuing Lender, and the other lenders party thereto (Incorporated by reference from exhibit 4.1 to Edge's Current Report on Form 8-K filed on February 5, 2007).
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
Employment Agreement dated as of November 16, 1998, by and between the Company and John W. Elias (Incorporated by reference from exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-22149)).
†10.4	—
Amended and Restated Incentive Plan of Edge Petroleum Corporation as Amended and Restated Effective as of August 1, 2006 (Incorporated by reference from exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2006).
†10.5	—
Edge Petroleum Corporation Incentive Plan "Standard Non-Qualified Stock Option Agreement" by and between Edge Petroleum Corporation and the Officers named therein (Incorporated by reference from exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 (File No. 000-22149)).
†10.6	—
Edge Petroleum Corporation Incentive Plan "Director Non-Qualified Stock Option Agreement" by and between Edge Petroleum Corporation and the Directors named therein (Incorporated by reference from exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 (File No. 000-22149)).
†10.7	—
Severance Agreements by and between Edge Petroleum Corporation and the Officers of the Company named therein (Incorporated by reference from exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 (File No. 000-22149)).
†10.8	—
Form of Director's Restricted Stock Award Agreement under the Incentive Plan of Edge Petroleum Corporation (Incorporated by reference from exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).
†10.9	—
Form of Employee Restricted Stock Award Agreement under the Incentive Plan of Edge Petroleum Corporation (Incorporated by reference from exhibit 10.15 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1999 (File No. 000-22149)).
†10.10	—
Edge Petroleum Corporation Amended and Restated Elias Stock Incentive Plan. (Incorporated by reference from exhibit 4.5 to the Company's Registration Statement on Form S-8 filed May 30, 2001 (Registration No. 333-61890) ).

†10.11	—
Form of Edge Petroleum Corporation John W. Elias Non-Qualified Stock Option Agreement (Incorporated by reference from exhibit 4.6 to the Company's Registration Statement on Form S-8 filed May 30, 2001 (Registration No. 333-61890) ).
*†10.12	—	Summary of Compensation of Non-Employee Directors.
*†10.13	—	Salaries and Certain Other Compensation of Executive Officers.
†10.14	—	Description of Annual Cash Bonus Program for Executive Officers (Incorporated by reference from exhibit 10.2 to the Company's Current Report on Form 8-K filed March 12, 2007)
†10.15	—	New Base Salaries and Long-Term Incentive Awards for Certain Executive Officers (Incorporated by reference from exhibit 10.1 to the Company's Current Report on Form 8-K filed August 29, 2006).
10.16	—
Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated November 16, 2006 (Incorporated by reference to exhibit 10.1 to Edge's Current Report on Form 8-K filed January 16, 2007).
10.17	—
Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated November 16, 2006 (Incorporated by reference to exhibit 10.2 to Edge's Current Report on Form 8-K filed January 16, 2007).
10.18	—
First Amendment of Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated December 16, 2006 (Incorporated by reference to exhibit 10.3 to Edge's Current Report on Form 8-K filed January 16, 2007).
10.19	—
Second Amendment of Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated January 15, 2007 (Incorporated by reference to exhibit 10.1 to Edge's Current Report on Form 8-K filed January 19, 2007).
10.20	—
First Amendment of Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated January 15, 2007 (Incorporated by reference to exhibit 10.2 to Edge's Current Report on Form 8-K filed January 19, 2007).
10.21	—
Third Amendment of Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated January 31, 2007 (Incorporated by reference to exhibit 10.6 to Edge's Current Report on Form 8-K filed February 5, 2007).
*12.1	—	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
*21.1	—	Subsidiaries of the Company.
*23.1	—	Consent of BDO Seidman, LLP.
*23.2	—	Consent of Ryder Scott Company.
*23.3	—	Consent of W. D. Von Gonten & Co.
*31.1	—	Certification by John W. Elias, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification by Michael G. Long, Chief Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification by John W. Elias, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	—	Certification by Michael G. Long, Chief Financial and Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1	—	Summary of Reserve Report of Ryder Scott Company Petroleum Engineers as of December 31, 2007.
*99.2	—	Summary of Reserve Report of W. D. Von Gonten & Co. Petroleum Engineers as of December 31, 2007.

*
Filed herewith.

†
Denotes management or compensatory contract, arrangement or agreement, or a summary or description thereof.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Edge Petroleum Corporation
By	/s/ JOHN W. ELIAS John W. Elias Chief Executive Officer and Chairman of the Board Date: March 13, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ JOHN W. ELIAS John W. Elias Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	Date: March 13, 2008
By	/s/ MICHAEL G. LONG Michael G. Long Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	Date: March 13, 2008
By	/s/ THURMON M. ANDRESS Thurmon Andress Director	Date: March 13, 2008
By	/s/ VINCENT S. ANDREWS Vincent Andrews Director	Date: March 13, 2008
By	/s/ JONATHAN CLARKSON Jonathan Clarkson Director	Date: March 13, 2008
By	/s/ MICHAEL A. CREEL Michael A. Creel Director	Date: March 13, 2008
By	/s/ JOHN SFONDRINI John Sfondrini Director	Date: March 13, 2008
By	/s/ ROBERT W. SHOWER Robert W. Shower Director	Date: March 13, 2008
By	/s/ DAVID F. WORK David F. Work Director	Date: March 13, 2008

EDGE PETROLEUM CORPORATION

Index to Consolidated Financial Statements and Supplementary Information

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

        All schedules are omitted, as the required information is either inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Edge Petroleum Corporation
Houston, Texas

        We have audited the accompanying consolidated balance sheets of Edge Petroleum Corporation as of December 31, 2007 and 2006 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" and effective January 1, 2007 the Company adopted the provision of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes".

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Edge Petroleum Corporation at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) Edge Petroleum Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/S/ BDO SEIDMAN, LLP
BDO Seidman, LLP
Houston, Texas March 12, 2008

EDGE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,163	$2,081
Accounts receivable, trade, net of allowance	21,845	17,738
Accounts receivable, joint interest owners and other, net of allowance	14,460	2,217
Deferred tax asset	5,818	—
Derivative financial instruments	619	5,945
Other current assets	4,079	3,959

Total current assets	53,984	31,940
PROPERTY AND EQUIPMENT, Net—full cost method of accounting for oil and natural gas properties (including unevaluated costs of $34.9 million and $57.6 million at December 31, 2007 and 2006, respectively)	717,290	289,457
OTHER ASSETS	3,231	260

TOTAL ASSETS	$774,505	$321,657

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable, trade	$7,665	$3,953
Accrued liabilities	29,616	16,638
Derivative financial instruments	12,846	—
Accrued interest payable	1,006	541
Deferred tax liability	—	433
Asset retirement obligation	589	213

Total current liabilities	51,722	21,778
ASSET RETIREMENT OBLIGATION—long-term	6,045	3,158
DERIVATIVE FINANCIAL INSTRUMENTS—long-term	102	758
DEFERRED TAX LIABILITY—long-term	21,326	10,911
OTHER NON-CURRENT LIABILITIES	534	—
LONG-TERM DEBT	260,000	129,000

Total liabilities	339,729	165,605

COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 2,875,000 issued and outstanding at December 31, 2007 and none at December 31, 2006	29	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 28,544,160 and 17,442,229 shares issued and outstanding at December 31, 2007 and 2006, respectively	285	174
Additional paid-in capital	421,808	141,685
Retained earnings	12,654	14,193

Total stockholders' equity	434,776	156,052

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$774,505	$321,657

See accompanying notes to the consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except share data)
OIL AND NATURAL GAS REVENUE:
Oil and natural gas sales	$174,838	$120,014	$123,450
Gain (loss) on derivatives	(13,938)	9,730	(2,267)

Total revenue	160,900	129,744	121,183

OPERATING EXPENSES:
Oil and natural gas operating expenses including production and ad valorem taxes	30,196	18,257	17,068
Depletion, depreciation, amortization and accretion	91,718	61,080	40,218
Impairment of oil and natural gas properties	—	96,942	—
General and administrative expenses	17,494	13,788	12,436

Total operating expenses	139,408	190,067	69,722

OPERATING INCOME (LOSS)	21,492	(60,323)	51,461
OTHER INCOME (EXPENSE):
Interest expense, net of amounts capitalized	(10,589)	(2,500)	—
Amortization of deferred loan costs	(977)	(165)	(153)
Interest income	379	152	128

INCOME (LOSS) BEFORE INCOME TAXES	10,305	(62,836)	51,436
INCOME TAX (EXPENSE) BENEFIT	(3,733)	21,575	(18,078)

NET INCOME (LOSS)	6,572	(41,261)	33,358
Preferred Stock Dividends	(7,577)	—	—

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(1,005)	$(41,261)	$33,358

BASIC EARNINGS (LOSS) PER SHARE	$(0.04)	$(2.38)	$1.95

DILUTED EARNINGS (LOSS) PER SHARE	$(0.04)	$(2.38)	$1.87

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	27,613	17,368	17,122

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	27,613	17,368	17,815

See accompanying notes to the consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
NET INCOME (LOSS)	$6,572	$(41,261)	$33,358
Preferred Stock Dividends	(7,577)	—	—

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	(1,005)	(41,261)	33,358
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Change in fair value of outstanding hedging and derivative instruments(1)	—	—	(3,761)
Reclassification of hedging and derivative losses(2)	—	1,713	799

Other comprehensive income (loss)	—	1,713	(2,962)

COMPREHENSIVE INCOME (LOSS)	$(1,005)	$(39,548)	$30,396

(1) net of income taxes	$—	$—	$(2,025)
(2) net of income taxes	$—	$922	$430

See accompanying notes to the consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Continued)

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,572	$(41,261)	$33,358
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized (gain) loss on the fair value of derivatives	17,516	(5,031)	(720)
Loss on property	—	—	2
Depletion, depreciation, amortization and accretion	91,718	61,080	40,218
Impairment of oil and natural gas properties	—	96,942	—
Amortization of deferred loan costs	977	165	153
Deferred income taxes	3,947	(21,626)	18,078
Share-based compensation cost	3,912	2,807	2,769
Bad debt expense	257	—	65
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, trade	(4,364)	7,242	(9,770)
(Increase) decrease in accounts receivable, joint interest owners	(12,243)	(117)	3,746
Increase in other assets	(856)	(442)	(1,062)
Increase (decrease) in accounts payable, trade	3,712	(1,618)	2,052
Increase in accrued interest payable	465	524	17
Increase (decrease) in accrued liabilities	11,256	(1,256)	4,205

Net cash provided by operating activities	122,869	97,409	93,111

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas property and equipment additions	(142,393)	(144,338)	(123,959)
Drilling advances	462	2,869	(4,286)
Proceeds from the sale of oil and natural gas properties	1,302	628	—
Acquisition of assets in January 2007	(375,197)	—	—
Acquisition of Cinco Energy Corporation, net of cash acquired	—	429	(39,035)

Net cash used in investing activities	(515,826)	(140,412)	(167,280)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from long-term debt	275,000	62,000	81,000
Repayments on long-term debt	(144,000)	(18,000)	(16,000)
Preferred dividends paid	(5,855)	—	—
Proceeds of preferred stock offering	143,750	—	—
Costs of preferred stock offering	(5,315)	—	—
Proceeds of common stock offering	144,756	—	—
Costs of common stock offering	(6,665)	—	—
Net proceeds from issuance of common stock	42	576	7,615
Deferred loan costs	(3,674)	(158)	(47)

Net cash provided by financing activities	398,039	44,418	72,568

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,082	1,415	(1,601)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,081	666	2,267

CASH AND CASH EQUIVALENTS, END OF YEAR	$7,163	$2,081	$666

See accompanying notes to the consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock
					Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(in thousands)
BALANCE, DECEMBER 31, 2004	—	$—	16,536	$165	$126,957	$22,096	$1,249	$150,467
Issuance of common stock	—	—	681	7	7,776	—	—	7,783
Compensation cost—restricted stock	—	—	—	—	974	—	—	974
Compensation cost—repriced options	—	—	—	—	1,628	—	—	1,628
Tax benefit associated with exercise of non-qualified stock options	—	—	—	—	507	—	—	507
Change in valuation of hedging instruments	—	—	—	—	—	—	(2,962)	(2,962)
Net income	—	—	—	—	—	33,358	—	33,358

BALANCE, DECEMBER 31, 2005	—	—	17,217	172	137,842	55,454	(1,713)	191,755
Issuance of common stock	—	—	225	2	1,404	—	—	1,406
Compensation cost—restricted stock	—	—	—	—	1,908	—	—	1,908
Compensation cost—repriced options	—	—	—	—	69	—	—	69
Tax benefit associated with exercise of non-qualified stock options	—	—	—	—	462	—	—	462
Change in valuation of hedging instruments	—	—	—	—	—	—	1,713	1,713
Net loss	—	—	—	—	—	(41,261)	—	(41,261)

BALANCE, DECEMBER 31, 2006	—	—	17,442	174	141,685	14,193	—	156,052
Issuance of preferred stock	2,875	29	—	—	143,721	—	—	143,750
Costs of preferred stock offering	—	—	—	—	(5,315)	—	—	(5,315)
Issuance of common stock	—	—	10,925	109	144,647	—	—	144,756
Costs of common stock offering	—	—	—	—	(6,665)	—	—	(6,665)
Issuance of common stock	—	—	177	2	548	—	—	550
Stock based compensation costs	—	—	—	—	3,404	—	—	3,404
Tax benefit associated with exercise of non-qualified stock options	—	—	—	—	(217)	—	—	(217)
Adoption of FIN 48	—	—	—	—	—	(534)	—	(534)
Preferred stock dividends ($0.71875 per share)	—	—	—	—	—	(7,577)	—	(7,577)
Net income	—	—	—	—	—	6,572	—	6,572

BALANCE, DECEMBER 31, 2007	2,875	$29	28,544	$285	$421,808	$12,654	$—	$434,776

See accompanying notes to the consolidated financial statements.

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND NATURE OF OPERATIONS

        General—Edge Petroleum Corporation(the "Company") was organized as a Delaware corporation in August 1996 in connection with its initial public offering and the related combination of certain entities that held interests in Edge Joint Venture II (the "Joint Venture") and certain other oil and natural gas properties; herein referred to as the "Combination". In a series of transactions the Company issued an aggregate of 4.7 million shares of common stock and received in exchange 100% of the ownership interests in the Joint Venture and certain other oil and natural gas properties. In March 1997, and contemporaneously with the Combination, the Company completed the initial public offering of 2.8 million shares of its common stock (the "Offering"). In December 2003, the Company completed a merger with Miller Exploration Company ("Miller") in a stock for stock transaction, in which the Company issued 2.6 million shares of common stock to the shareholders of Miller. In December 2004 and January 2005, the Company completed a public offering of common stock in which 4.0 million shares were issued in order to fund the asset acquisition from Contango Oil & Gas Company ("Contango"). In November 2005, the Company acquired 100% of the stock of Cinco Energy Corporation ("Cinco"), which continues as a wholly owned subsidiary named Edge Petroleum Production Company (see Note 6). In January 2007, the Company completed two concurrent public offerings in which approximately 2.9 million shares of preferred stock and approximately 10.9 million shares of common stock were issued in order to partially fund a January 2007 asset acquisition.

        Nature of Operations—The Company is an independent oil and natural gas company engaged in the exploration, development, acquisition and production of crude oil and natural gas properties in the United States. The Company's resources and assets are managed and its results are reported as one operating segment. The Company conducts its operations primarily along the onshore United States Gulf Coast, with an emphasis in Texas, Mississippi, New Mexico, and Louisiana. In its exploration efforts the Company emphasizes an integrated geologic interpretation method incorporating 3-D seismic technology and advanced visualization and data analysis techniques utilizing state-of-the-art computer hardware and software.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation—The consolidated financial statements include the accounts of all majority owned subsidiaries of the Company, including Edge Petroleum Operating Company Inc., Edge Petroleum Exploration Company, Edge Petroleum Production Company (formerly Cinco Energy Corporation), Miller Oil Corporation, and Miller Exploration Company, which are 100% owned subsidiaries of the Company. All intercompany balances and transactions have been eliminated in consolidation.

        Changes in Accounting Principles—Beginning January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) ("FIN 48"). This interpretation clarified the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognitions, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company also adopted FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 ("FSP FIN 48-1") as of January 1, 2007. FSP FIN 48-1 provides that a company's tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

appeal, and it is remote that the taxing authority would reexamine the tax position in the future (see Note 16).

        Cash and Cash Equivalents—The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

        Financial Instruments—The Company's financial instruments consist of cash, receivables, payables, long-term debt and oil and natural gas commodity derivatives. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of long-term debt as of December 31, 2007 and 2006 approximates fair value because the interest rates are variable and reflective of market rates. Derivative instruments are reflected at fair value based on quotes obtained from our counterparties.

        Revenue Recognition—The Company recognizes oil and natural gas revenue from its interests in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by the Company is not significantly different from the Company's share of production.

        Delivery Commitments—During 2007, the Company executed a gas gathering and compression services agreement with Frontier Midstream, LLC ("Frontier"). Following execution of such agreement, Frontier expedited the installation of the Rose Bud system in White County, Arkansas, including the high and low pressure gathering lines, dehydration, compression and the interconnect with Ozark, in order to accommodate the Company's desire to be able to deliver natural gas as soon as its wells were completed. At the time of signing the contract, the Company had completed and tested two productive wells in the Moorefield shale in Arkansas. The Rose Bud system was installed, operational and ready to receive the Company's production in June 2007. The contract minimum commitment to Frontier is 2.7 Bcf over a three year period for the pipeline interconnect. This line carries a $0.29 per Mcf deficiency rate, for a total commitment for the pipeline of approximately $0.8 million. The Company has delivered approximately $41,400 of this commitment through December 31, 2007. In addition to the pipeline, Frontier also built and installed lateral gathering lines to eight locations. The remaining commitment on these laterals is $1.3 million, for a total potential liability of approximately $2.0 million to be paid by June 2010 if the minimum volumes are not delivered. We currently have not recorded a liability for these commitments as we expect to meet the minimum physical delivery based on estimated production.

        These contracts are not considered derivatives, but have been designated as annual sales contracts under Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended).

        Allowance for Doubtful Accounts—The Company routinely assesses the recoverability of all material trade and other receivables to determine its ability to collect the receivables in full. Many of the Company's receivables are from joint interest owners on properties of which the Company is the operator. Thus, the Company may have the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. Generally, the Company's crude oil and natural gas receivables are collected within two to three months. The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated (see Note 3).

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Inventories—Inventories consist principally of tubular goods and production equipment, stated at the lower of weighted-average cost or market.

        Other Property, Plant & Equipment—Depreciation of other office furniture and equipment and computer hardware and software is provided using the straight-line method based on estimated useful lives ranging from one to seven years.

        Oil and Natural Gas Properties—The accounting for our business is subject to special accounting rules that are unique to the oil and gas industry. There are two allowable methods of accounting for oil and gas business activities: the successful-efforts method and the full-cost method. There are several significant differences between these methods. Among these differences is that, under the successful-efforts method, costs such as geological and geophysical ("G&G"), exploratory dry holes and delay rentals are expensed as incurred whereas under the full-cost method these types of charges are capitalized to their respective full-cost pool. The Company utilizes the full-cost method of accounting for oil and natural gas properties. In accordance with the full-cost method of accounting, all costs associated with the exploration, development and acquisition of oil and natural gas properties, including salaries, benefits and other internal costs directly attributable to these activities are capitalized within a cost center. The Company's oil and natural gas properties are located within the United States of America, which constitutes one cost center. The Company capitalized $4.0 million, $3.0 million, and $2.6 million of general and administrative costs in 2007, 2006 and 2005, respectively. The Company also capitalizes a portion of interest expense on borrowed funds related to unproved oil and gas properties. The Company capitalized approximately $7.9 million, $5.3 million, and $1.9 million of interest costs in 2007, 2006 and 2005, respectively.

        In the measurement of impairment of proved oil and gas properties, the successful-efforts method of accounting follows the guidance provided in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, where the first measurement for impairment is to compare the net book value of the related asset to its undiscounted future cash flows using commodity prices consistent with management expectations. The full-cost method follows guidance provided in Securities and Exchange Commission ("SEC") Regulation S-X Rule 4-10, where impairment is determined by the "ceiling test," whereby to the extent that such capitalized costs subject to amortization in the full cost pool (net of depletion, depreciation and amortization and related deferred taxes) exceed the present value (using 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves adjusted for asset retirement obligations net of salvage value, such excess costs are charged to expense. Once incurred, an impairment of oil and natural gas properties is not reversible at a later date. A ceiling test impairment could result in a significant loss for a reporting period; however, future depletion expense would be correspondingly reduced. In accordance with SEC Staff Accounting Bulletin ("SAB") No. 103, Update of Codification of Staff Accounting Bulletins, derivative instruments qualifying as cash flow hedges are to be included in the computation of limitation on capitalized costs. The Company has applied the mark-to-market accounting method of accounting since January 1, 2006; therefore, the ceiling test at December 31, 2007 and 2006 was not impacted by the value of our derivatives. At December 31, 2005, the Company was applying cash flow hedge accounting to its natural gas derivatives, and the period-end price was between the cap and floor established by the Company's hedge contracts and thus no impact was included in the ceiling test calculation.

        Impairment of oil and natural gas properties is assessed quarterly in conjunction with the Company's quarterly and annual SEC filings. For the third and fourth quarters of 2007, the Company

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

elected to use a pricing date subsequent to the balance sheet date, as allowed by SEC guidelines, to calculate the full-cost ceiling. Using prices as of January 20, 2008, no ceiling test impairment was required at December 31, 2007. Had the Company used prices in effect as of the balance sheet date, an impairment of $43.8 million ($28.5 million, net of tax) would have been recorded in the fourth quarter of 2007. The Company recorded a non-cash ceiling test impairment of oil and natural gas properties for the year ended December 31, 2006 of $96.9 million ($63.0 million, net of tax), during the third quarter of 2006, as a result of a decline in natural gas prices at the measurement date. This 2006 impairment was calculated based on prices of $4.18 per MMBtu for natural gas and $62.92 per barrel of crude oil. No ceiling test impairment was required during 2005.

        Oil and natural gas properties are amortized using the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs. Unproved oil and natural gas properties consist of the cost of unevaluated leaseholds, cost of seismic data, exploratory and developmental wells in progress, and secondary recovery projects before the assignment of proved reserves. Oil and natural gas properties include costs of $34.9 million and $57.6 million at December 31, 2007 and 2006, respectively, related to unproved property, which were excluded from capitalized costs being amortized. Unproved properties are evaluated quarterly, and as needed, for impairment on a property-by-property basis. Factors considered by management in its impairment assessment include drilling results by the Company and other operators, the terms of oil and natural gas leases not held by production, production response to secondary recovery activities and available funds for exploration and development. If the results of an assessment indicate that an unproved property is impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. In September 2004, the SEC issued SAB No. 106, Interaction of Statement 143 and the Full Cost Rules, which the Company adopted in the fourth quarter of 2004 with no impact on the Company's financial statements. In accordance with SAB No. 106, the amortizable base used to calculate unit-of-production depletion includes estimated future development and dismantlement costs, and restoration and abandonment costs, net of estimated salvage values. The depletion rates per Mcfe for the years ended December 31, 2007, 2006 and 2005 were $3.77, $3.51, and $2.43, respectively.

        Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

        Asset Retirement Obligations—The Company accounts for asset retirement obligations under the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, which provides for an asset and liability approach to accounting for Asset Retirement Obligations ("ARO"). Under this method, when legal obligations for dismantlement and abandonment costs, excluding salvage values, are incurred, a liability is recorded at fair value and the carrying amount of the related oil and gas properties is increased. Accretion of the liability is recognized each period using the interest method of allocation and the capitalized cost is depleted over the useful life of the related asset (see Note 7).

        Income Taxes—The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, which provides for an asset and liability approach to accounting for income taxes. Effective January 1, 2007, the Company also applied the provisions of FIN 48 and FSP 48-1 (see Note 16).

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Earning per Share—The Company accounts for earnings per share in accordance with SFAS No. 128, Earnings per Share, which establishes the presentation requirements for earnings per share ("EPS") (see Note 18).

        Share-Based Compensation—At December 31, 2007, the Company had a share-based employee compensation plan that included restricted stock units and stock options issued to employees and non-employee directors, as more fully described in Note 18. Stock options were last issued in April 2004. The Company accounts for share-based compensation in accordance with the provisions of SFAS No. 123(R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. Prior to 2006, the Company accounted for share-based compensation using the intrinsic value recognition and measurement principles detailed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Except for certain repriced options described below, no share-based compensation expense relating to stock option grants was reflected in the Company's consolidated statements of operations for any period presented prior to 2006, since all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company used the Black-Scholes option calculation model to calculate the disclosures required under SFAS No. 123, Accounting for Stock Based Compensation. In 1999, the Company repriced certain employee and director stock options. The Company accounted for these repriced stock options in accordance with FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions involving Stock Based Compensation—An Interpretation of APB No. 25, which prescribed the variable plan accounting treatment for repriced options. Under variable plan accounting, compensation expense is adjusted for increases or decreases in the fair market value of the Company's common stock to the extent that the market value exceeds the exercise price of the option until the options are exercised, forfeited, or expire unexercised. The Company elected to use the modified-prospective method for adoption of SFAS No. 123(R) and recognized additional compensation expense of $68,937 in 2006. No further expense associated with stock options was recorded in 2007 or is expected to be recognized unless future awards are granted. The Company has recorded compensation expense associated with the issuance of restricted stock and restricted stock units since the plan was adopted in 1997 and stock or stock units were first granted.

        Share-based compensation for the years ended December 31, 2007, 2006 and 2005 was approximately $3.0 million, $2.0 million and $2.6 million, respectively, of which $2.4 million, $1.6 million and $2.4 million, respectively, is included in general and administrative expenses ("G&A") and $0.6 million, $0.4 million and $0.2 million, respectively is capitalized to oil and natural gas properties.

        During the year ended December 31, 2007, 293,800 restricted stock units ("RSUs") were granted. At December 31, 2007, 584,800 RSUs were outstanding, all of which are classified as equity instruments. No options were granted during the year ended December 31, 2007. During 2007, 7,000 options were exercised and 100 options were forfeited, resulting in 643,600 options outstanding at period end. '

        The following table illustrates the effect on net income and earnings per share information if the Company had applied the fair value recognition provision of SFAS No. 123(R) to options and restricted stock units granted under our share-based compensation plans in 2005. For the purposes of this pro

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

forma disclosure, the value is estimated using a Black-Scholes option-pricing formula and expensed over the option's vesting periods.

Year Ended December 31, 2005
(in thousands, except per share amounts)
Net income:
As reported	$33,358
Add: share-based employee compensation reported in net income, net of taxes	1,691
Deduct: share-based employee compensation under the fair value method for all awards, net of taxes	(822)

Pro forma net income	$34,227

Earnings per share:
Basic—as reported	$1.95
Basic—pro forma	2.00
Diluted—as reported	1.87
Diluted—pro forma	1.92

        Derivatives and Hedging Activities—The Company accounts for its derivative contracts under the provisions of SFAS No. 133 (as amended). The statement requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives be reported in current earnings, unless the derivative qualifies for cash flow hedge accounting treatment. If the derivative is designated as a cash flow hedge and the intended use of the derivative is to hedge the exposure to variability in expected future cash flows, then the changes in the fair value of the derivative instrument will generally be reported in Other Comprehensive Income ("OCI"). These gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the period in which earnings are impacted by the hedged item. If cash flow hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value and gains and losses that were accumulated in OCI will be recognized in earnings immediately. During the first quarter of 2006, the Company began applying mark-to-market accounting treatment to all outstanding derivative contracts. Therefore, the changes in fair value are not deferred through OCI, but rather recorded in revenue immediately as unrealized gains or losses (see Note 9).

        Comprehensive Income—The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In accordance with the provisions of SFAS No. 130, the Company has presented the components of comprehensive income on the face of the consolidated statements of comprehensive income. For the year ended December 31, 2005, the only component of other comprehensive income was changes in

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

fair value of hedging instruments and reclassifications of hedging gains and losses. This component of other comprehensive income is not applicable in 2007 and 2006 because cash flow hedge accounting was discontinued in the first quarter of 2006.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

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

        Concentration of Credit Risk—Substantially all of the Company's accounts receivable result from oil and natural gas sales or joint interest billings to third parties in the oil and natural gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Company has not experienced significant credit losses on such receivables; however, in 2001, the Company reserved $0.5 million related to non-payments from two purchasers of the Company's oil and natural gas, of which $0.3 million was written off and $0.2 million was recovered during 2007. In 2007, the Company expensed $0.5 million in accounts receivable, trade related to the ongoing Golden Prairie dispute that the Company no longer felt it could collect as it had exhausted its efforts on this matter. In 2006, the Company wrote off $1,571 in accounts receivable from joint interest owners. During 2005, the Company recorded $65,157 of bad debt expense to increase its allowance for outstanding receivables from joint interest owners and wrote off $142,386 in accounts receivable from joint interest owners. The Company cannot ensure that similar such losses may not be realized in the future.

        Recently Issued Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also gives expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop fair value assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued a FASB Staff Position ("FSP") on SFAS No. 157 that permits a one-year delay of the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

statements on a recurring basis (at least annually). The Company will adopt SFAS No. 157 effective January 1, 2008, with the exceptions allowed under the FSP described above and does not expect any significant impact on its consolidated financial statements, other than expanded disclosures beginning with its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FAS Statement No. 115. SFAS No. 159 gives companies the option of applying at specified election dates fair value accounting to certain financial instruments and other items that are not currently required to be measured at fair value. If a company chooses to record eligible items at fair value, the company must report unrealized gains and losses on those items in earnings at each subsequent reporting date. SFAS No. 159 also prescribes presentation and disclosure requirements for assets and liabilities that are measured at fair value pursuant to this standard and pursuant to the guidance in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). SFAS No. 159 will be effective for fiscal year 2008. As the provisions of SFAS No. 159 are applied prospectively, the impact to the Registrants will depend on the instruments selected for fair value measurement at the time of implementation. The Company is currently determining the impact, if any, that SFAS No. 159 will have on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS No. 141(R)"). SFAS No. 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS No. 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS No. 141(R) to fiscal years preceding the effective date are not permitted. However, accounting for changes in valuation allowances for acquired deferred tax assets and the resolution of uncertain tax positions for prior business combinations will impact tax expense instead of impacting the prior business combination accounting starting January 1, 2009. The Company is currently evaluating the changes provided in SFAS No. 141(R) and believes it could have a material impact on the Company's consolidated financial statements if it undertakes a significant acquisition or business combination.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements ("SFAS No. 160"). SFAS No. 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS No. 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS No. 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS No. 160 to fiscal years preceding the effective date are not permitted. The Company currently does not expect adoption of this statement to have an impact on its consolidated financial statements.

        Reclassifications—Certain reclassifications of prior period balances have been made to conform to current reporting practices.

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

        Below are the components of Accounts Receivable, Joint Interest Owners and Other, as of December 31, 2007 and 2006:

	December 31,
	2007	2006
	(in thousands)
Joint interest owners	$14,156	$2,218
Other Receivables(1)	307	2
Allowance for Doubtful Accounts Receivable (joint interest owners)	(3)	(3)

Net Accounts Receivable, joint interest owners and other	$14,460	$2,217

    (1)
    Other receivables represent various miscellaneous refunds or credits that the Company is due that may not relate to Joint Interest Billings or Trade Receivables.

        The following table sets forth changes in the Company's allowance for doubtful accounts receivable, trade and joint interest owners and other, for the years ended December 31, 2007, 2006 and 2005:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions and Other	Balance at End of Year
	(in thousands)
Year ended December 31, 2007:
Allowance for doubtful accounts	$528	$257	$(782)	$3
Year ended December 31, 2006:
Allowance for doubtful accounts	$530	$—	$(2)	$528
Year ended December 31, 2005:
Allowance for doubtful accounts	$607	$65	$(142)	$530

4.    OTHER CURRENT ASSETS

        Below are the components of other current assets as of December 31, 2007 and 2006:

	December 31,
	2007	2006
	(in thousands)
Prepaid insurance	$785	$397
Prepayments and deposits to vendors	433	387
Prepaid seismic licenses	469	266
Drilling advances	485	1,151
Other	225	—
Inventory(1)	1,682	1,758

Total other current assets	$4,079	$3,959

    (1)
    Consists of tubular goods and production equipment for wells and facilities.

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    PROPERTY AND EQUIPMENT

        At December 31, 2007 and 2006, property and equipment consisted of the following:

	December 31,
	2007	2006
	(in thousands)
Developed oil and natural gas properties	$1,059,788	$521,713
Unevaluated oil and natural gas properties	34,865	57,577
Computer equipment and software	5,085	4,602
Other office property and equipment	5,996	2,588

Total property and equipment	1,105,734	586,480
Accumulated depletion, depreciation and amortization	(388,444)	(297,023)

Total property and equipment, net	$717,290	$289,457

        Costs associated with unproved properties and major development projects related to continuing operations of $34.9 million and $57.6 million as of December 31, 2007 and 2006, respectively, are excluded from amounts subject to amortization.

	Year Costs Incurred
					Excluded Costs at December 31, 2007
	Prior Years	2005	2006	2007
	(in thousands)
Property acquisition	$20	$1,166	$2,628	$14,433	$18,247
Exploratory	14	170	4,424	7,091	11,699
Capitalized interest	1	26	1,539	3,353	4,919

Total Costs Excluded	$35	$1,362	$8,591	$24,877	$34,865

        The majority of the evaluation activities are expected to be completed within two to three years. These excluded costs represent unproved properties and major development projects in which the Company owns a direct interest, including the following:

  •
  Deep Frio Trend, south Texas—Our largest development project area is the Deep Frio trend in south Texas. Our interest in this area increased as a result of the Chapman Ranch Field Acquisition in late 2006 (see Note 6). We anticipate drilling approximately 1 to 8 wells in 2008 and 9 to 17 in 2009 to continue to develop this area, as well as acquiring new 3-D seismic data with an expectation of several years of future drilling in this area. Costs excluded from the amortizable base associated with this play totaled $12.1 million at December 31, 2007.

  •
  Vicksburg Trend, south Texas—Costs excluded from the amortizable base associated with this play totaled $12.0 million at December 31, 2007. The costs unamortized in this trend are related to properties acquired in January 2007. We anticipate drilling 13 to 15 wells in 2008 and 24 to 26 in 2009 to continue to develop this area.

  •
  Mississippi Salt Basin—The Company has invested approximately $8.1 million in seismic and related costs in this area. During 2008, we may to drill up to 3 wells and 6 to 7 wells in 2009.

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    ACQUISITIONS AND DIVESTITURES

        South and southeast Texas asset acquisition in January 2007—On November 16, 2006, the Company entered into two separate purchase and sale agreements (both of which were subsequently amended) with an unrelated privately held company for (A) (i) ownership interests in certain oil and natural gas properties located in 13 counties in southeast and south Texas, consisting of approximately 150 gross (74 net) producing wells from the private company and eight other owners who transferred their interests to the private company prior to the closing, (ii) an ownership interest in approximately 17,000 gross (12,250 net) developed acres and 56,000 gross (16,000 net) undeveloped acres of leasehold, (iii) 25% of the private company's option and leasehold rights and exploration and development rights in an approximate 95 square mile exploration project area known as the Mission project area, also in south Texas, and (iv) certain gathering facilities and ownership of approximately 13 miles of natural gas gathering pipelines and related infrastructure serving certain producing assets in southeast Texas ((i) through (iv) collectively referred to as the "South and Southeast Texas Properties"); and (B) working interest, option and leasehold rights in two exploration ventures in separate areas, primarily in Texas, from the private company (the "Ventures" and collectively with the South and Southeast Texas Properties, the "Properties"). The combined cash purchase price paid at closing on January 31, 2007 was approximately $379.8 million for the South and Southeast Texas Properties and $10.0 million for the Ventures (which includes the deposit paid in December 2006). The purchase price for the South and Southeast Texas Properties was adjusted from the base purchase price of $385 million for, among other things, the results of operations of the South and Southeast Texas Properties between the January 1, 2007 effective date and the January 31, 2007 closing date. Accordingly, the Company's consolidated results of operations include the South and Southeast Texas Properties beginning February 1, 2007. On December 12, 2007 the Company accepted the final adjusted closing price of $384.4 million, which was adjusted pursuant to the post-closing adjustment provisions of the amended purchase and sale agreements. The Company financed the purchase price of the South and Southeast Texas Properties through public offerings of common and preferred stock (see Notes 11 and 12) and borrowings under its credit facility (see Note 10). The Company also capitalized approximately $1.4 million in other direct costs resulting from the acquisition and assumed ARO liabilities of $0.9 million.

        During the third quarter 2007, the Company elected to terminate one of the two Ventures in south Texas, which was entered into in January 2007. The effective date of termination for this Venture was October 2, 2007. In exchange for returning all 3-D seismic data covering the area of mutual interest, the privately held company refunded the Company's payments since January 2007 related to this exploration venture. In October 2007, the Company received $5.5 million, including the $5.0 million initial price paid for the Venture and $0.5 million in expenses related to the Venture, which were incurred and paid to the privately held company from January to September 2007.

        The following unaudited pro forma results for the year ended December 31, 2006 show the effect on the Company's consolidated results of operations as if the January 2007 Acquisition had occurred on January 1, 2006. The unaudited pro forma results for the year ended December 31, 2007 show the effect on the Company's consolidated results of operations as if the January 2007 Acquisition had occurred on January 1, 2007. The pro forma results for the 2006 and 2007 periods presented are the result of combining the statement of income for the Company with the revenues and direct operating expenses of the Properties acquired adjusted for (1) assumption of ARO liabilities and accretion expense for the properties acquired, (2) depletion expense applied to the adjusted basis of the properties acquired using the purchase method of accounting, (3) depreciation expense for other non-oil and natural gas assets acquired, (4) interest expense on added borrowings necessary to finance

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    ACQUISITIONS AND DIVESTITURES (Continued)

the acquisition, (5) amortization of deferred loan costs for new loan costs related to the financing of the acquisition, (6) dividends payable on the 5.75% Series A cumulative convertible perpetual preferred stock, (7) the related income tax effects of these adjustments based on the applicable statutory rates, and (8) the impact of common and preferred shares issued in public offerings completed to partially finance the January 2007 Acquisition. The pro forma information is based upon numerous assumptions, and is not necessarily indicative of future results of operations:

	For the Year Ended December 31,
	2007	2006
	(unaudited) (in thousands, except per share amounts)
Total revenue	$166,737	$213,743
Net income (loss)	8,324	(24,358)
Net income (loss) available to common stockholders	90	(32,623)
Net income (loss) per common share:
Basic	$—	$(1.15)
Diluted	$—	$(1.15)

        Chapman Ranch Field Acquisition in 2006—On December 12, 2006, the Company executed an agreement to acquire certain working interests in the Chapman Ranch Field in Nueces County, Texas from Kerr-McGee Oil & Gas Onshore LP ("Kerr-McGee"), a wholly owned subsidiary of Anadarko Petroleum Corporation. In late 2005, the Company acquired non-operated working interests in certain wells in this field, as discussed below. Upon the closing of the Kerr-McGee acquisition on December 28, 2006, the Company assumed operatorship of Chapman Ranch. The final adjusted purchase price of $25.3 million was financed through borrowings under the Company's then-existing credit facility.

        Chapman Ranch Field Acquisitions in 2005—On September 21, 2005, the Company executed two separate and definitive agreements for the acquisition of (i) the stock of a private company, Cinco Energy Corporation ("Cinco"), whose primary asset is ownership of working interests in oil and natural gas properties located on the Chapman Ranch Field in Nueces County, Texas (which closed on November 30, 2005) and (ii) additional working interests in the Chapman Ranch Field owned by two other private companies (which closed October 13, 2005) for an aggregate final purchase price of approximately $74.9 million (of which $46.9 million was attributable to the stock purchase and $28.0 million was attributable to the working interest asset purchase). The Company allocated approximately $17.5 million of the total purchase price to the unproved property category. Both purchase prices were subject to adjustment pursuant to the provisions of the applicable agreements. The Company also agreed to pay the sellers an aggregate adjusted incremental purchase price of $4.8 million (of which $3.9 million was attributable to the stock purchase and $0.9 million was attributable to the working interest asset purchase) related to the operator obtaining high-cost gas certification, which would provide for severance tax abatements on the properties acquired. The Company financed the acquisitions through borrowings under its then-existing credit facility.

        Pursuant to the terms of the stock purchase agreement, Cinco changed its name to Edge Petroleum Production Company. It will remain a wholly owned subsidiary of the Company going forward.

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    ACQUISITIONS AND DIVESTITURES (Continued)

        The Cinco acquisition was accounted for as a purchase business combination. Under this method of accounting, on the closing date, the assets and liabilities of Cinco were recorded by Edge at their estimated fair market values. The following allocation of the final purchase price to specific assets and liabilities has been adjusted for actual amounts.

In thousands:
Cash	$8,305
Current assets	2,470
Properties and equipment	53,065
Deferred tax liability(1)	(14,945)
Current liabilities	(1,919)
Asset retirement obligation	(64)

Stockholders' equity	$46,912

    (1)
    Represents certain tax liabilities resulting from the fair value and tax basis difference.

        Divestitures—During January 2007, the Company divested a portion of its interest in a Louisiana well for $1.1 million. In 2006, the Company consummated the divestiture of its Buckeye properties located in Live Oak County, Texas for net proceeds of $0.6 million. During 2005, the Company had no divestitures of oil and gas properties. Under full cost accounting rules, gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country. Dispositions during 2007, 2006 and 2005 did not significantly alter the relationship between capitalized costs and proved reserves; therefore, the proceeds from these transactions were recognized as an adjustment of capitalized costs.

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

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    ASSET RETIREMENT OBLIGATIONS (Continued)

        The Company adopted SFAS No. 143 on January 1, 2003, whereby the Company records an abandonment liability associated with its oil and natural gas wells when those assets are placed in service. The changes to the ARO during the periods ended December 31, 2007 and 2006 are as follows:

	For the Year Ended December 31,
	2007	2006
	(in thousands)
ARO, beginning of year	$3,371	$2,767
Additional liabilities incurred	1,203	572
Liabilities settled	(53)	(199)
Accretion expense	297	189
Revisions	1,816	42

ARO, end of year	$6,634	$3,371

Current portion	$589	$213
Long-term portion	$6,045	$3,158

        ARO liabilities incurred during the year ended December 31, 2007 include obligations assumed for 216 wells that were acquired or successfully drilled during the year and several non-operated wells that were not previously identified. Liabilities settled during the year ended December 31, 2007 included seven wells that were either plugged or sold. Revisions to the estimated liability relate to an annual reassessment of the expected cash outflows and assumptions inherent in the ARO calculation. During 2007, the cost inputs were increased to recognize the increased cost of site restoration and overall increased costs in the industry as a result of commodity price increases.

8.    ACCRUED LIABILITIES

        Below are the components of accrued liabilities as of December 31, 2007 and 2006:

	As of December 31,
	2007	2006
	(in thousands)
Accrued capital expenditures	$8,084	$6,603
Professional services	1,368	1,244
Royalties payable	12,377	4,014
Lease operating expenses including ad valorem taxes payable	4,291	2,438
Preferred stock dividends payable	1,722	—
Litigation settlement	—	1,328
Other	1,774	1,011

Total accrued liabilities	$29,616	$16,638

9.    HEDGING AND DERIVATIVE ACTIVITIES

        Due to the volatility of oil and natural gas prices, the Company periodically enters into price-risk management transactions (e.g., swaps, collars and floors) for a portion of its expected oil and natural gas production to seek to achieve a more predictable revenue, as well as to reduce exposure from price

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    HEDGING AND DERIVATIVE ACTIVITIES (Continued)

fluctuations. While the use of these arrangements may limit the Company's ability to benefit from increases in the price of oil and natural gas, it is also intended to reduce the Company's potential exposure to adverse price movements. As a result of changes to the Company's forecasted 2008 production and the impact of certain divestitures, both of which have reduced expected production as compared to that expected at the time we entered into the derivative contracts, the Company currently has approximately 110% and 150% of its anticipated 2008 natural gas and crude oil production, respectively, covered by derivative contracts. The Company's arrangements, to the extent it enters into any, are intended to apply to only a portion of its expected production and thereby provide only partial price protection against declines in oil and natural gas prices. None of these instruments are, at the time of their execution, intended to be used for trading or speculative purposes, but may be deemed as such because of the expected decrease in our 2008 production. These derivative transactions are generally placed with major financial institutions that the Company believes are minimal credit risks. On a quarterly basis, the Company's management sets all of the Company's price-risk management policies, including volumes, types of instruments and counterparties. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation and concurrence by the President and Chairman of the Board. The Board of Directors monitors the Company's policies and trades monthly.

        All of these price-risk management transactions are considered derivative instruments and accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). These derivative instruments are intended to hedge the Company's price risk and may be considered hedges for economic purposes, but certain of these transactions may not qualify for cash flow hedge accounting. All derivative instruments, other than those that meet the normal purchases and sales exception, are recorded on the balance sheet at fair value and the cash flows resulting from settlement of these derivative transactions are classified in operating activities on the statement of cash flows. For those derivatives in which mark-to-market accounting treatment is applied, the changes in fair value are not deferred through OCI on the balance sheet. Rather they are immediately recorded in total revenue on the statement of operations. For those derivative instrument contracts that are designated and qualify for cash flow hedge accounting, the effective portion of the changes in the fair value of the contracts is recorded in OCI on the balance sheet and the ineffective portion of the changes in the fair value of the contracts is recorded in total revenue on the statement of operations, in either case, as such changes occur. When the hedged production is sold, the realized gains and losses on the contracts are removed from OCI and recorded in revenue. While the contract is outstanding, the ineffective gain or loss may increase or decrease until settlement of the contract depending on the fair value at the measurement dates.

        During the first quarter of 2006, the Company began to apply mark-to-market accounting treatment to all outstanding derivative contracts, whereas cash flow hedge accounting treatment was applied to natural gas contracts prior to 2006. As a result, the changes in fair value are not deferred through other comprehensive income, but rather recorded in revenue immediately as unrealized gains or losses. Therefore, unrealized gains and losses on the change in fair value of natural gas contracts between periods may not be comparable. The Company continues to evaluate the terms of new contracts entered into to determine whether cash flow hedge accounting treatment or mark-to-market accounting treatment will be applied. The Company has always used mark-to-market accounting treatment for its crude oil contracts.

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    HEDGING AND DERIVATIVE ACTIVITIES (Continued)

        For the years ended December 31, 2007, 2006 and 2005, the Company included in revenue realized and unrealized losses related to its derivative contracts. There was no ineffectiveness recognized during the years ended December 31, 2005 when cash flow hedge accounting was applied to the Company's natural gas contracts. For the three years ended December 31, 2007, 2006 and 2005, the Company included in total revenue the following realized and unrealized gains and losses:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Natural gas collar realized settlements	$4,513	$4,699	$(1,230)
Crude oil collar/swap realized settlements	(935)	—	(1,757)
Natural gas collar unrealized change in fair value	(2,060)	4,686	—
Crude oil collar/swap unrealized change in fair value	(15,456)	345	720

Gain (loss) on hedging and derivatives	$(13,938)	$9,730	$(2,267)

        The fair value of outstanding derivative contracts reflected on the balance sheet were as follows:

						Fair Value of Outstanding Derivative Contracts as of December 31,
Transaction Date	Transaction Type			Price Per Unit	Volumes Per Day
		Beginning	Ending			2007	2006
						(in thousands)
Natural Gas(1):
08/06	Collar(3)	01/01/2007	12/31/2007	$7.50 - $11.50	5,000 MMBtu	$—	$2,301
08/06	Collar(3)	01/01/2007	12/31/2007	$7.50 - $12.00	5,000 MMBtu	—	2,385
01/07	Collar	01/01/2008	12/31/2008	$7.50 - $9.00	20,000 MMBtu	1,096	—
01/07	Collar	01/01/2008	12/31/2008	$7.50 - $9.00	10,000 MMBtu	619	—
01/07	Collar	01/01/2008	12/31/2008	$7.50 - $9.02	10,000 MMBtu	599	—
04/07	Collar	01/01/2009	12/31/2009	$7.75 - $10.00	10,000 MMBtu	125	—
10/07	Collar	01/01/2009	12/31/2009	$7.75 - $10.08	10,000 MMBtu	187	—
Crude Oil(2):
08/06	Collar	01/01/2007	12/31/2007	$70.00 - $87.50	400 Bbl	—	1,047
12/06	Swap	01/01/2007	12/31/2007	$66.00	600 Bbl	—	212
12/06	Swap	01/01/2008	12/31/2008	$66.00	1,500 Bbl	(14,541)	(758)
10/07	Collar	01/01/2009	12/31/2009	$70.00 - $93.55	300 Bbl	(414)	—

						$(12,329)	$5,187

(1)
The Company's natural gas collars were entered into on a per MMBtu delivered price basis, using the NYMEX Natural Gas Index. Mark-to-market accounting treatment is applied to these contracts and the change in fair value is reflected in total revenue.

(2)
The Company's crude oil collars were entered into on a per barrel delivered price basis, using the West Texas Intermediate Light Sweet Crude Oil Index. Mark-to-market accounting treatment is applied to these contracts and the change in fair value is reflected in total revenue.

(3)
During January 2007, the two natural gas collars entered into in August 2006 covering a portion of our 2007 estimated production were terminated at no cost to us and replaced with two new collars, each covering 15,000 MMBtu per day. The new prices per unit were $7.02-$9.00 and $7.00-$9.00.

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    LONG-TERM DEBT

        On January 30, 2007, the Company terminated its Third Amended and Restated Credit Agreement (the "Prior Credit Facility"), which it had originally entered into in March 2004 (effective December 31, 2003). The Prior Credit Facility was scheduled to mature on March 31, 2008 and had a borrowing base of $140.0 million, of which $129.0 million was outstanding as of January 30, 2007.

        On January 30, 2007, the Company entered into a Fourth Amended and Restated Credit Agreement (the "Agreement") for a new revolving credit facility with Union Bank of California ("UBOC"), as administrative agent and issuing lender, and the other lenders party thereto. Pursuant to the Agreement, UBOC acts as the administrative agent for a senior, first lien secured borrowing base revolving credit facility (the "credit facility") in favor of the Company and certain of its wholly-owned subsidiaries in an amount equal to $750 million, of which only $320 million was available under the borrowing base at the time of closing. The credit facility has a letter of credit sub-limit of $20 million. In connection with the credit facility, the Company paid the lenders fees in an amount equal to 1.00% of the initial borrowing base established under the credit facility, or $3.2 million, on January 31, 2007. The Company also paid approximately $0.6 million for certain other administrative fees, legal fees, fronting fees and work fees in connection with the credit facility. The aggregate fees of $3.8 million (of which $0.1 million was paid in December 2006) were recorded to deferred loan costs and are being amortized over the maturity of the credit facility.

        The credit facility matures on January 31, 2011 and bears interest at LIBOR plus an applicable margin ranging from 1.25% to 2.5% or Prime plus a margin of up to 0.25%, with an unused commitment fee ranging from 0.50% to 0.25%. At December 31, 2007, the interest rates applied to the Company's outstanding Prime and LIBOR borrowings were 7.250% and 6.900%, respectively. As of December 31, 2007, $260 million in total borrowings were outstanding under the credit facility. The Company's available borrowing capacity under the credit facility was $40 million at December 31, 2007. The borrowing base was reduced from $320 million to $300 million during the fourth quarter of 2007. It will be redetermined in the second quarter of 2008.

        The credit facility is secured by substantially all of the Company's assets. The credit facility provides for certain restrictions, including, but not limited to, limitations on additional borrowings, sales of oil and natural gas properties or other collateral, and engaging in merger or consolidation transactions. The credit facility restricts dividends and certain distributions of cash or properties and certain liens and also contains financial covenants including, without limitation, the following:

  •
  An EBITDAX to interest expense ratio requires that as of the last day of each fiscal quarter the ratio of (a) Edge's consolidated EBITDAX (defined as EBITDA plus similar non-cash items and exploration and abandonment expenses for such period) to (b) Edge's consolidated interest expense, not be less than 2.5 to 1.0, calculated on a cumulative quarterly basis for the first 12 months after the closing of the credit facility and then on a rolling four quarter basis.

  •
  A current ratio requires that as of the last day of each fiscal quarter the ratio of Edge's consolidated current assets to Edge's consolidated current liabilities, as defined in the credit facility, be at least 1.0 to 1.0.

  •
  A maximum leverage ratio requires that as of the last day of each fiscal quarter the ratio of (a) Total Indebtedness (as defined in the Agreement) to (b) an amount equal to consolidated EBITDAX be not greater than 3.0 to 1.0, calculated on a cumulative quarterly basis for the first 12 months after the closing of the credit facility and then on a rolling four quarter basis.

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    LONG-TERM DEBT (Continued)

        Consolidated EBITDAX is a component of negotiated covenants with our lender and is discussed here as part of the Company's disclosure of its covenant obligations. The credit facility includes other covenants and events of default that are customary for similar facilities. It is an event of default under the credit facility if the Company undergoes a change in control. "Change in control," as defined in the credit facility, means any of the following events: (a) any "person" or "group" (within the meaning of Section 13(d) or 14(d) of the Exchange Act) has become, directly or indirectly, the "beneficial owner" (as defined in Rules 13d-3 and 13d-5 under the Exchange Act, except that a person shall be deemed to have "beneficial ownership" of all such shares that any such person has the right to acquire, whether such right is exercisable immediately or only after the passage of time, by way of merger, consolidation or otherwise), of a majority or more of the common stock of the Company on a fully-diluted basis, after giving effect to the conversion and exercise of all outstanding warrants, options and other securities of the Company (whether or not such securities are then currently convertible or exercisable), (b) during any period of two consecutive calendar quarters, individuals who at the beginning of such period were members of the Company's Board of Directors cease for any reason to constitute a majority of the directors then in office unless (i) such new directors were elected by a majority of the directors of the Company who constituted the Board of Directors at the beginning of such period (or by directors so elected) or (ii) the reason for such directors failing to constitute a majority is a result of retirement by directors due to age, death or disability, or (c) the Company ceases to own directly or indirectly all of the equity interests of each of its subsidiaries.

        In December 2006, UBOC provided the Company a commitment letter for a $250 million senior, second lien secured bridge loan facility (the "Bridge Loan Facility"). The Bridge Loan Facility, along with the credit facility, were intended to replace the Company's Prior Credit Facility and to fund the closing of the January 2007 Acquisition (see Note 6) if the Company was unable to complete one or both of its intended public offerings. Due to the successful completion of the public offering of common stock and 5.75% Series A cumulative convertible perpetual preferred stock on January 30, 2007, the Company did not enter into the Bridge Loan Facility. The Company paid an amount equal to 0.50% of the commitment under the Bridge Loan Facility, or $1.3 million, on January 31, 2007, which is included in interest expense.

11.    SHELF REGISTRATION STATEMENT

        In the third quarter 2007, the SEC declared effective the Company's registration statement filed with the SEC that registered securities of up to $500 million of any combination of debt securities, preferred stock, common stock, warrants for debt securities or equity securities of the Company and guarantees of debt securities by the Company's subsidiaries. Net proceeds, terms and pricing of the offering of securities issued under the shelf registration statement will be determined at the time of the offerings. The shelf registration statement does not provide assurance that the Company will or could sell any such securities. The Company's ability to utilize the shelf registration statement for the purpose of issuing, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or equity securities will depend upon, among other things, market conditions and the existence of investors who wish to purchase the Company's securities at prices acceptable to the Company. As of March 11, 2008, the Company had $500 million available under its shelf registration statement.

        In January 2007, the Company completed concurrent offerings of 10.925 million shares of its common stock and 2.875 million shares of 5.75% Series A cumulative convertible perpetual preferred

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    SHELF REGISTRATION STATEMENT (Continued)

stock. The shares were offered to the public at a price of $13.25 per share of common stock and $50.00 per share of preferred stock. The Company received net proceeds of approximately $276.5 million from the offerings ($138.1 million from the common offering and $138.4 million from the preferred offering), after deducting underwriting discounts and commissions and the expenses of the offerings. These proceeds were used to partially finance the January 2007 Acquisition and to refinance the Prior Credit Facility.

	Common Stock Offering	Preferred Stock Offering
	(in thousands, except issue price)
Gross Proceeds	$144,756	$143,750
Underwriting discount	(6,152)	(4,672)
Other costs of offering	(513)	(643)

Net Proceeds	$138,091	$138,435

Shares issued	10,925	2,875
Issue price	$13.25	$50.00

12.    PREFERRED STOCK

        The Company completed the public offering of 2,875,000 shares of its 5.75% Series A cumulative convertible perpetual preferred stock ("Convertible Preferred Stock") in January 2007.

        Dividends.    The Convertible Preferred Stock accumulates dividends at a rate of $2.875 for each share of Convertible Preferred Stock per year. Dividends are cumulative from the date of first issuance and, to the extent payment of dividends is not prohibited by the Company's debt agreements, assets are legally available to pay dividends and the board of directors or an authorized committee of the board declares a dividend payable, the Company will pay dividends in cash, every quarter. The first payment was made on April 15, 2007 and we continued to make quarterly dividends payments throughout 2007.

        No dividends or other distributions (other than a dividend payable solely in shares of a like or junior ranking) may be paid or set apart for payment upon any shares ranking equally with the Convertible Preferred Stock ("parity shares") or shares ranking junior to the Convertible Preferred Stock ("junior shares"), nor may any parity shares or junior shares be redeemed or acquired for any consideration by the Company (except by conversion into or exchange for shares of a like or junior ranking) unless all accumulated and unpaid dividends have been paid or funds therefor have been set apart on the Convertible Preferred Stock and any parity shares.

        Liquidation preference.    In the event of the Company's voluntary or involuntary liquidation, winding-up or dissolution, each holder of Convertible Preferred Stock will be entitled to receive and to be paid out of the Company's assets available for distribution to our stockholders, before any payment or distribution is made to holders of junior stock (including common stock), but after any distribution on any of our indebtedness or senior stock, a liquidation preference in the amount of $50.00 per share of the Convertible Preferred Stock, plus accumulated and unpaid dividends on the shares to the date fixed for liquidation, winding-up or dissolution.

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    PREFERRED STOCK (Continued)

        Ranking.    Our Convertible Preferred Stock ranks:

  •
  senior to all of the shares of common stock and to all of the Company's other capital stock issued in the future unless the terms of such capital stock expressly provide that it ranks senior to, or on a parity with, shares of the Convertible Preferred Stock;

  •
  on a parity with all of the Company's other capital stock issued in the future, the terms of which expressly provide that it will rank on a parity with the shares of the Convertible Preferred Stock; and

  •
  junior to all of the Company's existing and future debt obligations and to all shares of its capital stock issued in the future, the terms of which expressly provide that such shares will rank senior to the shares of the Convertible Preferred Stock.

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

        Optional redemption.    If fewer than 15% of the shares of Convertible Preferred Stock issued in the Convertible Preferred Stock offering (including any additional shares issued pursuant to the underwriters' over-allotment option) are outstanding, the Company may, at any time on or after January 20, 2010, at its option, redeem for cash all such Convertible Preferred Stock at a redemption price equal to the liquidation preference of $50.00 plus any accrued and unpaid dividends, if any, on a share of Convertible Preferred Stock to, but excluding, the redemption date, for each share of Convertible Preferred Stock.

        Conversion rights.    Each share of Convertible Preferred Stock may be converted at any time, at the option of the holder, into approximately 3.0193 shares of the Company's common stock (which is based on an initial conversion price of $16.56 per share of common stock, subject to adjustment) plus cash in lieu of fractional shares, subject to the Company's right to settle all or a portion of any such conversion in cash or shares of its common stock. If the Company elects to settle all or any portion of its conversion obligation in cash, the conversion value and the number of shares of its common stock the Company will deliver upon conversion (if any) will be based upon a 20 trading day averaging period.

        Upon any conversion, the holder will not receive any cash payment representing accumulated and unpaid dividends on the Convertible Preferred Stock, whether or not in arrears, except in limited circumstances. The conversion rate is equal to $50.00 divided by the conversion price at the time. The conversion price is subject to adjustment upon the occurrence of certain events. The conversion price on the conversion date and the number of shares of the Company's common stock, as applicable, to be delivered upon conversion may be adjusted if certain events occur.

        Purchase upon fundamental change.    If the Company becomes subject to a fundamental change (as defined herein), each holder of shares of Convertible Preferred Stock will have the right to require the Company to purchase any or all of its shares at a purchase price equal to 100% of the liquidation preference, plus accumulated and unpaid dividends, to the date of the purchase. The Company will have the option to pay the purchase price in cash, shares of common stock or a combination of cash

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    PREFERRED STOCK (Continued)

and shares. The Company's ability to purchase all or a portion of the Convertible Preferred Stock for cash is subject to its obligation to repay or repurchase any outstanding debt required to be repaid or repurchased in connection with a fundamental change and to any contractual restrictions then contained in our debt.

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

        A "fundamental change" will be deemed to have occurred upon the occurrence of any of the following:

  1.
  a "person" or "group" subject to specified exceptions, discloses that the person or group has become the direct or indirect ultimate "beneficial owner" of the Company's common equity representing more than 50% of the voting power of its common equity other than a filing with a disclosure relating to a transaction which complies with the proviso in subsection 2 below;

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

  3.
  the Company is liquidated or dissolved or holders of its capital stock approve any plan or proposal for its liquidation or dissolution; or

  4.
  the Company's common stock is neither listed on a national securities exchange nor listed nor approved for quotation on an over-the-counter market in the United States.

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

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    PREFERRED STOCK (Continued)

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

13.    SUBSEQUENT EVENTS

        During the first quarter of 2008, the Company expects to complete the sale of certain non-core assets to various buyers for an aggregate amount of approximately $16.4 million.

        In late 2007, the Company announced the hiring of a financial advisor to assist its Board of Directors with an assessment of strategic alternatives. On February 7, 2008, the Company provided an update on the strategic assessment process, which included a thorough review and assessment of the Company's strengths and weaknesses, competitive position and asset base, reporting that after careful analysis, management and the Board of Directors believed that the best route to maximizing stockholder value at that time was to focus on an assessment of a potential merger or sale of Edge. The Company is working diligently to explore this alternative. A decision on any particular course of action has not been made and there can be no assurance that the Board of Directors will authorize any transaction.

14.    COMMITMENTS AND CONTINGENCIES

        Commitments—At December 31, 2007, the Company was obligated under non-cancelable operating leases. Following is a schedule of the remaining future minimum lease payments under these leases:

(in thousands)
2008	$1,167
2009	1,168
2010	1,175
2011	1,171
2012	1,179
Remainder	653

Total	$6,513

        Rent expense for the years ended December 31, 2007, 2006 and 2005 was approximately $0.9 million, $0.7 million, and $0.7 million, respectively.

        As described in Note 2, the Company has natural gas delivery commitments to Frontier. Management believes the Company can meet its delivery commitments based on estimated production.

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    COMMITMENTS AND CONTINGENCIES (Continued)

This contract is not considered a derivative, but has been designated as an annual sales contract under SFAS No. 133 (as amended).

        Contingencies—From time to time the Company is a party to various legal proceedings arising in the ordinary course of business. While the outcome of lawsuits cannot be predicted with certainty, the Company is not currently a party to any proceeding that it believes, if determined in a manner adverse to the Company, could have a material adverse effect on the Company's financial condition, results of operations or cash flows except as set forth below.

        Wade and Joyce Montet, et al., v. Edge Petroleum Corp of Texas, et al., consolidated with Rolland L. Broussard, et al., v. Edge Petroleum Corp of Texas, et al.—This was a consolidated suit, filed in state court in Vermilion Parish, Louisiana in September 2003. Plaintiffs were mineral/royalty owners under the Norcen-Broussard No. 1 and 2 wells, Marg Tex Reservoir C, Sand Unit A (Edge's old Bayou Vermilion Prospect). They claimed the operator at the time, Norcen Explorer, now Anadarko E&P Company ("Anadarko"), failed to "block squeeze" the sections of the No. 2 well, as a prudent operator, according to their allegations, would have done, to protect the gas reservoir from being flooded with water from adjacent underground formations. Plaintiffs further alleged Norcen Explorer was negligent in not creating a field-wide unit to protect their interests. The allegations related to actions taken beginning in the early 1990's. Plaintiffs named the Company and other working interest owners in the leases as defendants, including Norcen Explorer's successors in interest, Anadarko. Plaintiffs originally sought damages, including interest, as high as $63 million for lost royalties and damages due to alleged devaluation of their mineral and property interests, plus attorneys' fees. Of the 18.75% after-payout working interest that was originally reserved in the leases, the Company owned a 2.8% working interest at the time of the alleged acts or omissions. On September 6, 2005, the Company filed a third-party demand to join the other working interest owners who hold the remainder of the 18.75% working interest as third-party defendants in this case. These third-parties consist, for the most part, of partnerships that are directly or indirectly controlled by John Sfondrini, a director of the Company, and hold an aggregate 14.7% working interest (the "Sfondrini Partnerships"). Vincent Andrews, also a director of the Company, owns a minority interest in the corporate general partner of one of the partnerships. The Sfondrini Partnerships consist of (1) Edge Group Partnership, a general partnership composed of limited partnerships of which Mr. Sfondrini and a company controlled by Mr. Sfondrini are general partners; (2) (A) Edge Option I Limited Partnership, (B) Edge Option II Limited Partnership and (C) Edge Option III Limited Partnership, limited partnerships of which Mr. Sfondrini and a company controlled by Mr. Sfondrini are general partners; and (3) BV Partners Limited Partnership, a limited partnership of which a company controlled by Messrs. Sfondrini and Andrews is general partner and of which Mr. Sfondrini is manager (and of which company Mr. Andrews is an officer). These partnerships were among the third party defendants that the Company has sought to join in the case, and these partnerships have for the most part filed answers denying any liability to the Company.

Broussard Plaintiff Settlement.

        On December 19, 2006, the Company, along with the other defendants in this suit, reached a settlement agreement with the Broussard Plaintiffs in full settlement of their 72% of the total claims made in this consolidated action. This settlement was finalized in January 2007. The Company's share of this settlement totaled approximately $208,000, which was recorded in December 2006, and the Sfondrini Partnerships' share totaled $1,109,759. The settlement with the Broussard Plaintiffs was

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    COMMITMENTS AND CONTINGENCIES (Continued)

finalized on February 1, 2007, and the defendants and the third-party defendants including the Sfondrini Partnerships were released from all claims by the Broussard Plaintiffs.

        The Sfondrini Partnerships did not have sufficient cash to fund their respective full portion of the settlement. Therefore, in order to facilitate the settlement, the Company purchased certain oil and gas properties from certain of the Sfondrini Partnerships, with the proceeds of such sale and purchase generally being directed to payment of the Broussard settlement, in full satisfaction of the Sfondrini Partnerships' share of such settlement. The oil and gas properties that the Company purchased from the Sfondrini Partnerships and their respective purchase prices are as follows:

  (1)
  100% of each of Edge Group Partnership's, Edge Option I Limited Partnership's, Edge Option II Limited Partnership's and Edge Option III Limited Partnership's interest in the Ilse Miller No. 2 Well and leases, Wharton County, Texas, for a total combined value of $51,243.

  (2)
  100% of each of Edge Group Partnership's, Edge Option I Limited Partnership's, Edge Option II Limited Partnership's and Edge Option III Limited Partnership's interest in the Wm Baas 2-16 No. 1 Well and leases, Monroe County, Alabama, for a total combined value of $14,407.

  (3)
  55.953% of Edge Group Partnership's interest in certain wells and leases in the Company's Austin and Nita prospects, for a total value of $1,044,109.

        In the purchase and sale transaction between us and the Sfondrini Partnerships, BV Partners Limited Partnership, whose 2.48% share of the Broussard settlement amount was $186,000 (as determined by the Company and Mr. Sfondrini on behalf of the BV Partners Limited Partnership), did not sell any assets to the Company and did not have sufficient funds to satisfy its share of the settlement amount. In addition, the Edge Option I, II and III Limited Partnerships did not have sufficient assets to satisfy their respective .34%, .34% and 2.25% shares of the settlement amount, which the Company and Mr. Sfondrini determined to be $25,750, $25,750 and $169,102, respectively. The shortfall amounts of Edge Option I, II and III Limited Partnerships were, net of assets that they sold to the Company, determined by the Company and Mr. Sfondrini to be $24,333, $24,333 and $163,276, respectively. As a result, Edge Group Partnership sold additional properties (over the amount necessary to fund its portion of the settlement) to the Company at fair market value in an amount sufficient to allow it to have proceeds from such sale to fund BV Partners Limited Partnership's share of the settlement and the remaining shortfall amounts owed by Edge Option I, II and III. In return, BV Partners and Edge Option I, II and III contributed all of their interest in the Bayou Vermilion Prospect leases and the Trahan No. 3 well located thereon to Edge Group Partnership. The fair market value of these interests contributed to Edge Group by BV Partners Limited Partnership and Edge Option I, II and III were determined by the Company and Mr. Sfondrini on behalf of such partnerships to be $27,793, $3,847, $3,847 and $25,263, respectively.

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

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    COMMITMENTS AND CONTINGENCIES (Continued)

Montet Plaintiff Settlement.

        The Company and the other oil company defendants participated in a mediation regarding the remaining claims in this lawsuit with the Montet plaintiffs on May 10, 2007. All remaining claims were settled for a total agreed payment to the Montet plaintiffs of $3.5 million. The Company's and the Sfondrini Partnerships' share of the settlement amount were $118,333 and $502,917, respectively, for a total of $621,250, which amounts were paid by insurance. As part of the settlement, Mid-Continent Casualty Company and one other insurer agreed to cover and pay the full share of the Montet settlement amount attributable to the Company and the Sfondrini Partnerships in return for mutual releases under the policies involved and for a joint dismissal of all claims asserted by the parties in the suit for declaratory judgment filed by Mid-Continent against the Company and the Sfondrini Partnerships in federal district court in Houston. Also as part of the settlement, the Company reimbursed the Sfondrini Partnerships for certain attorneys' fees in the amount of $62,500. The settlement with the Montet plaintiffs was finalized in writing in June 2007, all defendants have paid their respective shares of the amounts owed, and the court entered an order to dismiss on August 3, 2007. A final judgment dismissing all claims with prejudice was filed on June 29, 2007 in the related Mid-Continent suit for declaratory judgment in federal district court in Houston.

        David Blake, et al. v. Edge Petroleum Corporation—On September 19, 2005, David Blake and David Blake, Trustee of the David and Nita Blake 1992 Children's Trust filed suit against the Company in state district court in Goliad County, Texas alleging breach of contract for failure and refusal to transfer overriding royalty interests to plaintiffs in several leases in Goliad County, Texas and failure and refusal to pay monies to Blake pursuant to such overriding royalty interests for wells completed on the leases. The plaintiffs seek relief of (1) specific performance of the alleged agreement, including granting of overriding royalty interests by the Company to Blake; (2) monetary damages for failure to grant the overriding royalty interests; (3) exemplary damages for his claims of business disparagement and slander; (4) monetary damages for tortuous interference; and (5) attorneys' fees and court costs. Venue of the case was transferred to Harris County, Texas by agreement of the litigants. The Company has served plaintiffs with discovery and has filed a counterclaim and an amended counterclaim joining various related entities that are controlled by plaintiffs. In addition, plaintiffs have filed an amended complaint alleging claims of slander of title and tortuous interference related to its alleged right to receive an overriding royalty interest from a third party. Plaintiffs currently have on file an amended motion for summary judgment, to which the Company has filed a response. In addition, the Company has filed a motion for summary judgment on the plaintiffs' case. In December 2006, the court denied the Company's motion for summary judgment. The court has not ruled on Blake's motion. In November 2007, the Company filed a separate motion for summary judgment based on the statute of frauds; the court has not ruled on this separate motion. The trial, originally scheduled to begin September 10, 2007, and reset for March 3, 2008, has been continued until August 20, 2008. Discovery in the case has commenced and is continuing. The Company has responded aggressively to this lawsuit, and believes it has meritorious defenses and counterclaims.

        Diana Reyes, et al. v. Edge Petroleum Operating Company, Inc., et al.—On January 8, 2008, the Company was served with a wrongful death action filed in Hidalgo County, Texas. Plaintiffs allege negligence and gross negligence resulting from a fatality accident at the State B-12 well site, on the Company's Bloomberg Flores lease in Starr County, Texas. The plaintiffs are the widow and minor children of Mr. Reyes, who was killed in a one-car fatality accident on August 5, 2007. Mr. Reyes was an employee of a vendor of the Company, Payzone Logging. No specific amount of damages has been

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    COMMITMENTS AND CONTINGENCIES (Continued)

alleged to date; plaintiffs are asserting damages from loss of companionship, pecuniary loss, pain and mental anguish, loss of inheritance and funeral and burial expenses. The Company may have insurance coverage for all or part of this claim. The Company's insurance carrier has retained local counsel in McAllen, Texas to represent the Company in this matter. The Company filed an answer on January 30, 2008 denying plaintiffs' allegations and asserting defenses. The Company has not established a reserve with respect to this claim and it is not possible to determine what, if any, the Company's ultimate exposure might be in this matter. The Company will continue to respond aggressively to this lawsuit, and believes that it has meritorious defenses.

15.    SALES TO MAJOR CUSTOMERS AND OPERATORS

        In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, public business enterprises are required to report financial and other information about operating segments of the entity. Operating segments are defined as components of an enterprise that engage in activities from which it may earn revenues and incur expenses for which separate operational financial information is available and is regularly evaluated by the chief decision maker for the purpose of allocating resources and assessing performance. Segment reporting is not applicable to the Company, as it has a single company-wide management team that administers all properties as a whole rather than by discrete operating segments. The Company tracks only basic operational data by area and does not maintain complete separate financial statement information by area. The Company measures financial performance as a single enterprise and not on an area-by-area basis. Throughout the year, the Company allocates capital resources on a project-by-project basis, across the entire asset base to maximize profitability without regard to individual areas or segments.

        SFAS No. 131 also establishes standards for disclosures about major customers. The Company sold natural gas and crude oil production representing 10% or more of its total revenues for the years ended December 31, 2007, 2006, and 2005 as listed below:

	For the Year Ended December 31,
Purchaser
	2007	2006	2005
Integrys Energy Services, Inc.	22%	*	*
Kinder Morgan	20%	37%	29%
Gulfmark Energy, Inc.	11%	5%	6%
Copano Field Services	5%	10%	17%
ChevronTexaco Inc.	4%	12%	18%
Kerr-McGee Oil & Gas	*	10%	*

    *
    Zero or less than 1%.

          NOTE: Amounts disclosed are approximations and those that are less than 10% are presented for information and comparison purposes only. Also these percentages do not consider the effects of financial derivative instruments.

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    SALES TO MAJOR CUSTOMERS AND OPERATORS (Continued)

        In the exploration, development and production business, production is normally sold to relatively few customers. A significant portion of the Company's sales are made on its behalf by the operators of the properties and therefore these entities may be listed above. Substantially all of the Company's customers are concentrated in the oil and gas industry and revenue can be materially affected by current economic conditions and the price of certain commodities such as natural gas and crude oil, the cost of which is passed through to the customer. However, based on the current demand for natural gas and crude oil and the fact that alternate purchasers are readily available, the Company believes that the loss of any of our major purchasers would not have a long-term material adverse effect on its operations.

16.    INCOME TAXES

        Income tax expense (benefit), including deferred amounts, is summarized as follows:

	2007	2006	2005
	(in thousands)
Current
Federal	$—	$51	$327
State	10	—	—

Total Current	10	51	327

Deferred
Federal	3,474	(21,959)	17,751
State	249	333	—

Total Deferred	3,723	(21,626)	17,751

TOTAL	$3,733	$(21,575)	$18,078

        Total income taxes differed from the amounts computed by applying the statutory income tax rate to income before income taxes. The sources of these differences are as follows:

	2007	2006	2005
	(in thousands)
Income (Loss) Before Income Taxes	$10,305	$(62,836)	$51,436
Statutory tax rate	35%	35%	35%
Tax computed on statutory rate	$3,607	$(21,993)	$18,003
Adjustments resulting from:
State income taxes (net of federal income tax benefit)	(209)	333	—
Change in valuation allowance	468	—	—
Expenses not deductible for tax purposes and other	(133)	85	75

Total income tax expense (benefit)	$3,733	$(21,575)	$18,078

Effective tax rate	36.2%	34.3%	35.2%

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    INCOME TAXES (Continued)

        The effect of stock-based compensation expense for tax purposes in excess of or less than amounts recognized for financial accounting purposes was recorded directly to stockholders' equity in the amounts of approximately $(217,100), $461,900 and $507,300 for 2007, 2006 and 2005, respectively.

        Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes in accordance with SFAS No. 109. Under this method, future income tax assets and liabilities are determined based on the "temporary differences" between the accounting basis and the income tax basis of the Company's assets and liabilities measured using the currently enacted, or substantially enacted, income tax rates in effect when these differences are expected to reverse. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2007 and 2006 are as follows:

	As of December 31,
	2007	2006
	(in thousands)
Deferred tax liability—current:
Price-risk management liability	$—	$(1,816)
Deferred tax asset—current:
Price-risk management asset	4,315	—
Compensation cost	1,222	894
Expenses not currently deductible for tax purposes	238	289
Other	43	200

Total deferred tax asset—current	5,818	1,383

Net deferred tax asset (liability)—current	$5,818	$(433)

Deferred tax liability—long-term:
Book basis of oil and natural gas properties in excess of tax basis—Federal & State	$(75,002)	$(37,807)
Deferred tax asset—long-term:
Net operating loss carryforward—Federal	51,262	25,956
Net operating loss carryforward—States	1,844	—
Accretion on ARO	344	246
Federal alternative minimum tax credits	497	497
Other	197	197

Deferred tax asset before valuation allowance	54,144	26,896
Valuation allowance	(468)	—

Total deferred tax asset	53,676	26,896

Net deferred tax liability—long-term	$(21,326)	$(10,911)

        Total deferred taxes at December 31, 2007 and 2006 include state deferred taxes of approximately $0.6 million and $0.3 million, respectively. The valuation allowance recorded during 2007 relates to state NOL carryforwards discussed below and is included in the net state deferred tax amount of approximately $0.6 million. Also included in the net state deferred tax assets is a credit carryforward in

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    INCOME TAXES (Continued)

Texas which arose as a result of a change in tax law from a franchise tax base to a margin tax regime which is treated as an income tax for purposes of SFAS No. 109. The Texas NOL carryforward under the franchise system is converted into a tax credit which net of federal benefit is approximately $1.0 million which is creditable from 2008 through 2027. An asset was recorded in 2007 as the Company considers it more likely than not to be utilized over the twenty year carryforward period.

        Tax carryforwards at December 31, 2007, which are available for utilization on future income tax returns, are as follows:

Year of Expiration	Domestic	State
	(in thousands)
2008	$—	$27
2009	—	218
2010	—	106
2011	—	780
2012	631	322
2013	—	40
2014	—	7
2017	—	21
2018	7,032	80
2019	4,451	999
2020	8,046	2,267
2021	10,711	7,399
2022	9,218	2,218
2023	22,045	1,211
2024	3,276	1,192
2025	5,407	755
2026	6,869	1,360
2027	68,776	168

Net operating loss	$146,462	$19,170

        The Company believes that it is more likely than not that it will utilize all of the NOL's in connection with federal income taxes generated in the future and that it is more likely than not that it will utilize all state NOL carryforwards with the exception of the Louisiana NOL. A valuation allowance was recorded for the net Louisiana NOL carryforward. The estimated NOL's presented herein assume that certain items, primarily intangible drilling costs, have been written off for tax purposes in the current year. However, the Company has not made a final determination if an election will be made to capitalize all or part of these items for tax purposes in the future. The Company has an Alternative Minimum Tax credit carryforward at December 31, 2007 of $496,500 which does not expire. The Company also has a Texas NOL credit carryforward as discussed above.

        The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. The Company's tax periods are open with the exception of Texas which is audited through the 2003 report years. The Texas Comptrollers Office began an audit of the 2004 through 2007 report years during the latter part of 2007. Initial fieldwork is in process and is expected to be

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    INCOME TAXES (Continued)

completed in 2008. No adjustments have been proposed. The Company believes that any potential adjustments will not be material to its financial position.

        In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. As a result of the adoption of FIN 48 on January 1, 2007, the Company recognized a liability of $534,035 which was a reduction in the January 1, 2007 retained earnings balance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$534
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$534

        The amount recorded does not include interest as the anticipated adjustments more likely than not will result in no current tax due as a result of NOL carryovers. All of the amounts of unrecognized tax benefits reported affect the effective tax rate through deferred tax accounting.

        FIN 48 prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. FIN 48 also requires that the amount of interest expense to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return. The Company also adopted FSP FIN 48-1 as of January 1, 2007, which provides that a company's tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. The Company had no reserves prior to adoption at January 1, 2007. The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. However as stated above, the Company accrued no interest or penalties at December 31, 2007.

17.    EMPLOYEE BENEFIT PLANS

        Effective July 1, 1997, the Company established a defined-contribution 401(k) Savings & Profit Sharing Plan Trust (the "Plan") covering employees of the Company who are age 21 or older. The Company's matching contributions to the Plan are discretionary. For the years ended December 31, 2007, 2006 and 2005, the Company contributed approximately $562,000, $480,300, and $176,500, respectively, to the Plan. In 2006, the Company increased the percentage of employee contributions that it matches, which accounts for the significant increase between 2005 and 2006.

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.    EQUITY AND STOCK PLANS

        Public Offerings 2007—In connection with two concurrent public offerings in January 2007, the Company issued approximately 2.9 million shares of preferred stock and approximately 10.9 million shares of common stock at gross prices of $50.00 and $13.25 per share, respectively. These offerings generated net proceeds to us, after underwriters' fees and direct costs of the offering, of $276.5 million. These shares were issued to generate funds to partially finance the January 2007 Acquisition (see Note 6).

        Public Offering 2004—In connection with a public offering on December 21, 2004, the Company issued 3.5 million shares of common stock at a gross price of $14.45 per share. This offering generated net proceeds to us, after underwriter's fees and before direct costs of the offering, of $47.8 million. These shares were issued to generate funds to finance the Contango Asset Acquisition that was completed December 29, 2004. In January 2005, the underwriters exercised their overallotment option for 0.5 million additional shares of common stock, resulting in an additional $7.2 million of net proceeds to the Company.

        Share-Based Compensation—The Company established the Incentive Plan of Edge Petroleum Corporation (the "Incentive Plan") in conjunction with its initial public offering in March 1997. The Incentive Plan is discretionary and provides for the granting of awards, including options for the purchase of the Company's common stock and for the issuance of restricted and/or unrestricted common stock to directors, officers, employees and independent contractors of the Company. The options and restricted stock granted to date vest over periods of 2 to 4 years. The Company amended the Incentive Plan (i) in December 2003 to increase the shares available under the plan from 1.2 million shares to 1.7 million shares and (ii) in June 2006 to increase the number of shares available under the Plan from 1.7 million shares to 2.2 million shares. Of the aggregate 2.2 million shares of common stock reserved for grants under the Incentive Plan, 243,877 shares were available for future grants at December 31, 2007. The following nonqualified stock option awards and restricted stock unit grants were made under the Incentive Plan during each of the years indicated below:

	Number Granted	Market Value on Date of Grant
Options Awards:
2007	—	—
2006	—	—
2005	—	—
Restricted Stock Awards(1):
2007	272,640	$5.92 to $17.59
2006	326,280	$16.42 to $32.40
2005	131,640	$14.02 to $25.12

(1)
Restricted stock awards granted, as presented above, are net of shares forfeited or cancelled during the corresponding year.

        As a component of his employment agreement with the Company, John Elias, CEO and Chairman of the Board, has been granted option awards and a restricted stock award outside of the Incentive Plan. Mr. Elias has also been granted options and restricted stock under the Incentive Plan. The options vest and become exercisable over a two year period subsequent to issue. The restricted stock is

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.    EQUITY AND STOCK PLANS (Continued)

issued over three to four years in accordance with the award's vesting schedule. Compensation expense is amortized over the vesting period and offset to additional paid in capital ("APIC"). The amortization of compensation expense related to this award is included in general and administrative expenses on the consolidated statement of operations. Below is a summary of options and restricted stock grants made to Mr. Elias outside of the Incentive Plan:

Date Granted	Shares Outstanding	Exercise Price	Date Exercisable
Options(1):
01/08/1999	200,000	$4.22	One-third upon issue and one-third upon each of January 1, 2000 and 2001
01/03/2000	50,000	$3.16	100% January 2002
01/03/2001	50,000	$8.88	100% January 2003
01/03/2002	50,000	$5.18	100% January 2004
04/02/2002	24,000	$5.59	100% April 2004
01/23/2003	50,000	$3.88	100% January 2005
04/01/2004	37,000	$13.99	100% January 2006
Restricted Stock(2):
04/02/2001	14,000		Ratably over three years beginning on the first anniversary of the date of grant

(1)
Exercise price equals the fair market value on the date of grant.

(2)
Value was $7.75 per share, the market value on the date of grant.

        Effective January 1, 2006, the Company adopted SFAS No. 123(R) utilizing the modified prospective approach. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock option grants in accordance with APB No. 25 using the intrinsic value method, and accordingly, recognized no compensation expense for stock option grants. In 1999, the Company repriced certain employee and director stock options. The Company accounted for these repriced stock options in accordance with FIN 44 which prescribed the variable plan accounting treatment for repriced options. Under variable plan accounting, compensation expense is adjusted for increases or decreases in the fair market value of the Company's common stock to the extent that the market value exceeds the exercise price of the option until the options are exercised, forfeited, or expire unexercised.

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

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.    EQUITY AND STOCK PLANS (Continued)

        Share-based compensation costs for the years ended December 31, 2007, 2006 and 2005 were:

	Year Ended December 31,
	2007(1)	2006(1)	2005(2)(3)
	(in thousands)
Stock options	$—	$69	$—
Repriced stock options(2)	—	—	1,628
Restricted stock units	3,004	1,908	974

Total share-based compensation	$3,004	$1,977	$2,602

    (1)
    In accordance with SFAS No. 123(R).

    (2)
    In accordance with FIN 44.

    (3)
    In accordance with APB No. 25.

        The Company receives a tax deduction for certain stock options exercised during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options. In addition, the Company receives a tax deduction for the compensation element of restricted stock grants that vest during the period, which is the vesting share price multiplied by the number of shares vesting. SFAS No. 123(R) requires that these excess tax benefits be reported in the consolidated statement of cash flows as financing activities. SFAS No. 123(R) provides that the excess tax benefit and credit to APIC for the windfall should not be recorded until the deduction reduces income taxes payable. Because the Company is in a net operating loss ("NOL") position for tax purposes, and does not have taxes payable at this time, it has not realized a tax benefit from the deduction. Therefore, the Company excludes these deductions from the windfall pool and does not present the tax benefits from the exercise of stock options as financing activities, but expects that certain amounts of windfall will be credited to APIC in future periods when the NOL carryforwards are utilized to reduce taxes payable.

Stock Options

        There have been no stock option grants since 2004. For future grants, the Company expects to use the Black-Scholes option pricing model to estimate the fair value of stock options which requires the Company to make the following assumptions:

  •
  The risk-free interest rate is based on the applicable year Treasury bond at date of grant.

  •
  The dividend yield on the Company's common stock is assumed to be zero since the Company does not pay dividends.

  •
  The market price volatility of the Company's common stock is based on historical prices.

  •
  The term of the grants is based on the simplified method as described in SAB No. 107, Share-Based Payment.

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.    EQUITY AND STOCK PLANS (Continued)

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

        A summary of activity associated with the Company's stock options during the last three years follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
For the Year Ended December 31, 2005:
Outstanding, beginning of period	822,050	5.91
Exercised	(86,600)	5.67

Outstanding, end of period	735,450	5.93	4.80 years	$13,760,616

Exercisable, end of period	685,450	5.35	4.55 years	$13,227,866

For the Year Ended December 31, 2006:
Outstanding, beginning of period	735,450	5.93
Exercised	(84,750)	6.80

Outstanding, end of period	650,700	5.82	3.92 years	$8,200,945

Exercisable, end of period	650,700	$5.82	3.92 years	$8,200,945

For the Year Ended December 31, 2007:
Outstanding, beginning of period	650,700	5.82
Exercised	(7,000)	6.01
Forfeited	(100)	13.50

Outstanding, end of period	643,600	5.82	2.88 years	$699,370

Exercisable, end of period	643,600	$5.82	2.88 years	$699,370

        The fair value of options was measured at the date of grant using the Black-Scholes option-pricing model. There were no options granted for the years ended December 31, 2007, 2006 and 2005. There were 100 options forfeited for the year ended December 31, 2007 and none for the years ended December 31, 2006 and 2005.

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.    EQUITY AND STOCK PLANS (Continued)

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's stock options have characteristics significantly different for those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the valuations afforded by the existing models are different from the value that the options would realize if traded in the market.

        A summary of additional information related to options outstanding as of December 31, 2007 follows:

All Options				Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.00 - $3.88	119,500	3.51	$3.52	119,500	$3.52
$4.22	200,000	1.00	$4.22	200,000	$4.22
$5.18 - $5.73	155,500	4.28	$5.45	155,500	$5.45
$7.06 - $7.58	68,600	1.59	$7.13	68,600	$7.13
$8.88	50,000	3.00	$8.88	50,000	$8.88
$13.99	50,000	6.25	$13.99	50,000	$13.99

  Restricted Stock

        In addition to stock options, the Company issues restricted stock and restricted stock units. For awards issued to date, shares of common stock associated with the restricted stock awards will be issued, subject to continued employment, ratably over three or four years in accordance with the award's vesting schedule, beginning on the first or second anniversary of the date of grant. Compensation expense from restricted stock and restricted stock units is amortized over the vesting period and offset to APIC. The share-based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to fully vest and then amortized over the vesting period. As of December 31, 2007, the Company had unamortized share-based compensation of $5.9 million associated with these awards. The cost is expected to be recognized over a weighted-average period of approximately two years. The total fair value of shares vested during the year ended December 31, 2007 was $1.8 million. Upon adoption of SFAS No. 123(R), the Company recorded an immaterial cumulative effect of change in accounting principle as a result of the change in policy from recognizing forfeitures as they occur to recognizing expense based on its expectation of the awards that will vest over the requisite service period for its restricted stock and restricted stock unit awards. This amount was recorded as compensation cost in general and administrative expenses in the consolidated statement of operations.

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.    EQUITY AND STOCK PLANS (Continued)

        A summary of the status of the unvested shares of restricted stock and changes during 2007, 2006 and 2005 is presented below:

	Number of Unvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested shares as of January 1, 2007	436,624	$18.43
Granted	293,770	$13.12
Vested	(105,063)	$19.23
Forfeited	(40,549)	$16.07

Unvested shares as of December 31, 2007	584,782	$15.78

Unvested shares as of January 1, 2006	218,954	$14.90
Granted	333,600	$19.32
Vested	(98,720)	$13.14
Forfeited	(17,210)	$21.02

Unvested shares as of December 31, 2006	436,624	$18.43

Unvested shares as of January 1, 2005	147,785	$10.49
Granted	152,244	$17.01
Vested	(59,295)	$9.55
Forfeited	(21,780)	$14.29

Unvested shares as of December 31, 2005	218,954	$14.90

        The aggregate intrinsic value of restricted stock vested during 2007 was approximately $1.4 million.

        Computation of Earnings per Share—The Company accounts for earnings per share in accordance with SFAS No. 128, which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the statement of operations. Basic EPS amounts are calculated using the weighted average number of common shares outstanding during each period. Diluted EPS assumes the exercise of all stock options, warrants and convertible securities having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method.

        Diluted EPS also includes the effect of convertible securities by application of the "if-converted" method. Under this method, if an entity has convertible preferred stock outstanding, the preferred dividends applicable to the convertible preferred stock are added back to the numerator. The convertible preferred stock is assumed to have been converted at the beginning of the period (or at time of issuance, if later) and the resulting common shares are included in the denominator of the EPS calculation. In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. During 2007, conversion of the convertible preferred

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.    EQUITY AND STOCK PLANS (Continued)

stock is not assumed because the effect would be anti-dilutive. The following tables present the computations of EPS for the periods indicated.

	Year Ended December 31,
	2007			2006			2005
	Income	Shares(1)	Per Share Amount	Income	Shares(2)	Per Share Amount	Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Net income (loss)	$6,572			$(41,261)			$33,358
Less: Preferred stock dividends	(7,577)			—			—

Basic EPS
Net income (loss) available to common stockholders	(1,005)	27,613	$(0.04)	(41,261)	17,368	$(2.38)	33,358	17,122	$1.95
Effect of dilutive securities:
Restricted stock units	—	—	—	—	—	—	—	195	(0.02)
Common stock options	—	—	—	—	—	—	—	498	(0.06)
Convertible preferred stock	—	—	—	—	—	—	—	—	—

Diluted EPS
Net income (loss) available to common stockholders plus assumed conversions	$(1,005)	27,613	$(0.04)	$(41,261)	17,368	$(2.38)	$33,358	17,815	$1.87

(1)
In the calculation of diluted EPS for the year ended December 31, 2007, the 8.7 million shares of common stock resulting from an assumed conversion of the Company's 5.75% Series A cumulative convertible perpetual preferred stock and 252,853 equivalent shares of the Company's restricted stock units and common stock options were excluded because the conversion would be anti-dilutive.

(2)
In the calculation of diluted EPS for the year ended December 31, 2006, 425,567 equivalent shares of the Company's restricted stock units and common stock options were excluded because inclusion of the shares would be anti-dilutive.

        Associated with the exercise of stock options, the Company received a tax benefit of approximately $461,900 and $507,300 in 2006 and 2005, respectively. During 2007, the Company recorded a charge associated with the exercise of stock options of approximately $217,100. The tax benefit or charge is recorded as an increase or decrease in additional paid-in capital.

19.    RELATED PARTY TRANSACTIONS

        The transactions described below were with affiliates, and it is possible that the Company would have obtained different terms from a truly unaffiliated third-party. In addition, see Note 14 regarding certain disputes with entities involving Mr. Sfondrini (a director of the Company).

        Affiliates' Ownership in Prospects—Edge Group Partnership, a Connecticut general partnership composed of the three Connecticut limited partnerships (Edge I Limited Partnership, The Edge II Limited Partnership, and The Edge III, Limited Partnership) whose general partners are Mr. Sfondrini and a corporation wholly-owned by him; Edge Holding Company, L.P., a limited partnership of which Mr. Sfondrini and a corporation wholly owned by him are the general partners; Edge Option I Limited Partnership, Edge Option II Limited Partnership and Edge Option III Limited Partnership are limited partnerships whose general partners are Mr. Sfondrini and a corporation controlled by him; Andex Energy Corporation and Texedge Energy Corporation, corporations of which Mr. Andrews (a director of the Company) is an officer and members of his immediate family hold ownership interests,

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.    RELATED PARTY TRANSACTIONS (Continued)

Mr. Raphael (a former director of the Company), and Essex II Joint Venture, own certain working interests in the Company's Nita and Austin Prospects and certain other wells and prospects operated by the Company. These working interests aggregate 7.19% in the Austin Prospect, 6.27% in the Nita Prospect and are neglible in other wells and prospects. These working interests bear their share of lease operating costs and royalty burdens on the same basis as the Company. In addition, Bamaedge, L.P., a limited partnership of which Andex Energy Corporation is the general partner, and Mr. Raphael also hold overriding royalty interests with respect to the Company's working interest in certain wells and prospects. Neither Mr. Raphael nor Bamaedge L.P. has an overriding interest in excess of 0.075% in any one well or prospect. Essex I Joint Venture and Essex II Joint Venture (a joint venture of which Mr. Sfondrini and a company wholly owned by him are the managers) own royalty and overriding royalty interests in various wells operated by the Company. The combined royalty and overriding royalty interests of the Essex I and Essex II Joint Ventures do not exceed 6.2% in any one well or prospect. In September 2006, the Essex I and Essex II Joint Ventures sold all of their interests in wells operated by the Company except for one well in which Essex II has a 1% gross working interest. Mr. Tugwell (an officer of the Company), Mr. Hastings (a former vice president of the Company) and Mr. Gabrisch (a former vice president of the Company) own overriding royalty interests in various wells as a result of awards they received prior to 2000 when the Company had an overriding royalty program in effect for certain key employees. The gross amounts paid or accrued to these persons and entities by the Company in 2007 (including net revenue, royalty and overriding royalty interests) and the amounts these same persons and entities paid to the Company for their respective share of lease operating expenses and other costs is set forth in the following table:

	Total Amounts Paid by the Company to Owners Including Overriding Royalty(1)
Owner
	2007	2006	2005
Andex Corporation /Texedge Corporation	$10,343	$4,375	$3,105
Bamaedge, L.P.	1,551	1,447	2,057
Edge Group Partnership	683,996	428,321	291,773
Edge Holding Co., L.P.	179,084	76,169	54,048
Edge Limited Partnership	2,139	9,472	10,187
Edge Limited Partnership II	3,209	14,208	15,280
Edge Option I	178	789	848
Edge Option II	178	789	848
Edge Option III	732	3,240	3,484
Essex I Royalty Joint Venture	13,366	18,641	23,887
Essex II Royalty Joint Venture	193,181	112,912	79,781
Mark J. Gabrisch(2)	*	1,061	2,199
John O. Hastings(3)	*	*	16,673
John O. Tugwell	279	760	1,543
Stanley Raphael	8,991	4,268	3,630

Total	$1,097,227	$676,452	$509,343

*
Not relevant

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.    RELATED PARTY TRANSACTIONS (Continued)

(1)
In the case of Essex I and II Royalty Joint Ventures, amount includes royalty income in addition to working interest and overriding royalty income. The Company sold its interest in these entities in 2003, but Mr. Sfondrini, maintains an indirect interest in these entities.

(2)
Mark G. Gabrisch left the Company in 2006, and therefore was no longer deemed a related party in 2007.

(3)
John O. Hastings left the Company in 2005, and therefore was no longer deemed a related party in 2006 or 2007.

	Lease Operating Expenses Paid to the Company by Owners
Owner
	2007	2006	2005
Andex Corporation /Texedge Corporation	$2,417	$—	$—
Bamaedge, L.P.	151	318	—
Edge Group Partnership	683,996	308,516	66,146
Edge Holding Co., L.P.	137,593	54,422	12,711
Edge Limited Partnership I	1,771	5,628	9,708
Edge Limited Partnership II	2,656	8,441	14,562
Edge Option I	148	518	848
Edge Option II	148	518	848
Edge Option III	605	2,345	3,484
Essex II Royalty Joint Venture	156,995	64,248	13,114
Stanley Raphael	6,261	2,595	659

Total	$992,741	$447,549	$122,080

20.    SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

        A summary of non-cash investing and financing activities for the years ended December 31, 2007, 2006 and 2005 is presented below:

Description	Number of shares issued	Fair Market Value
	(in thousands)
2007:
Shares issued to satisfy restricted stock grants	133	$2,423
Shares issued to fund the Company's matching contribution under the Company's 401(k) plan	37	$508
2006:
Shares issued to satisfy restricted stock grants	119	$1,803
Shares issued to fund the Company's matching contribution under the Company's 401(k) plan	22	$429
2005:
Shares issued to satisfy restricted stock grants	59	$570
Shares issued to fund the Company's matching contribution under the Company's 401(k) plan	10	$168

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.    SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (Continued)

        For the years ended December 31, 2007, 2006 and 2005, the non-cash portion of Asset Retirement Costs was $3.0 million, $0.4 million, and $0.4 million, respectively. A supplemental disclosure of cash flow information for the years ended December 31, 2007, 2006 and 2005 is presented below:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Cash paid during the period for:
Interest, net of amounts capitalized	$10,123	$1,959	$—
Current state income tax	5	—	—
Federal alternative minimum tax payments	—	94	327

21.    SUPPLEMENTAL FINANCIAL QUARTERLY RESULTS (unaudited):

        The sum of the individual quarterly basic and diluted earnings (loss) per share amounts may not agree with year-to-date basic and diluted earnings (loss) per share amounts as a result of each period's computation being based on the weighted average number of common shares outstanding during that period.

	Fourth Quarter	Third Quarter(2)	Second Quarter	First Quarter
	(in thousands, except per share amounts)
2007(1):
Oil and natural gas revenue	$35,931	$48,184	$53,902	$22,883
Operating expenses	(39,884)	(36,364)	(34,532)	(28,628)

Operating income (loss)	(3,953)	11,820	19,370	(5,745)
Other expense, net	(2,846)	(2,334)	(3,049)	(2,958)
Income tax (expense) benefit	2,496	(3,460)	(5,704)	2,935

Net income (loss)	$(4,303)	$6,026	$10,617	$(5,768)

Basic earnings (loss) per share	$(0.22)	$0.14	$0.30	$(0.29)
Diluted earnings (loss) per share	$(0.22)	$0.14	$0.28	$(0.29)
2006:
Oil and natural gas revenue	$24,931	$35,941	$33,878	$34,994
Operating expenses	(19,364)	(122,619)	(24,389)	(23,695)

Operating income (loss)	5,567	(86,678)	9,489	11,299
Other expense, net	(478)	(809)	(554)	(672)
Income tax (expense) benefit	(2,157)	30,607	(3,140)	(3,735)

Net income (loss)	$2,932	$(56,880)	$5,795	$6,892

Basic earnings (loss) per share	$0.17	$(3.27)	$0.33	$0.40
Diluted earnings (loss) per share	$0.16	$(3.27)	$0.32	$0.38

(1)
The Company completed its largest ever acquisition during January 2007, which had a significant impact on results in 2007 (see Note 6).

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.    SUPPLEMENTAL FINANCIAL QUARTERLY RESULTS (unaudited): (Continued)

(2)
Operating expenses in the third quarter of 2006 include a $96.9 million ($63.0 million, net of tax) non-cash impairment charge as a result of a full-cost ceiling test write down. See the full-cost ceiling test discussion in Note 2.

22.    SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (unaudited)

        This footnote provides unaudited information required by SFAS No. 69, Disclosures About Oil and Natural Gas Producing Activities. The Company's oil and natural gas properties are located within the United States of America, which constitutes one cost center.

        Capitalized Costs—Capitalized costs and accumulated depletion relating to the Company's oil and natural gas producing activities, all of which are conducted within the continental United States, are summarized below:

	As of December 31,
	2007	2006
	(in thousands)
Developed oil and natural gas properties(1)	$1,059,788	$521,713
Unevaluated oil and natural gas properties	34,865	57,577
Accumulated depletion	(381,689)	(290,863)

Net capitalized cost	$712,964	$288,427

    (1)
    Asset retirement costs associated with the plugging and abandonment liability related to SFAS No. 143 (see Note 7) are included in this line.

        Costs Incurred—Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Acquisition cost:
Unproved properties	$64,483	$21,661	$33,948
Proved properties(1)	336,022	36,573	66,472
Exploration costs	41,240	17,898	20,426
Development costs(2)	74,920	65,140	59,121

Total costs incurred	$516,665	$141,272	$179,967

    (1)
    Includes $17.8 million added to property acquired in the Cinco acquisition in 2005 associated with recording a deferred tax liability at the date of acquisition for taxable temporary differences existing at the purchase date in accordance with SFAS No. 109. This amount was adjusted to $16.8 million in 2006 as a result of the final purchase price adjustment for the Cinco acquisition. See Notes 6 and 16.

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.    SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (unaudited) (Continued)

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

        Results of Operations—Results of operations for the Company's oil and natural gas producing activities are summarized below:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Oil and natural gas revenue	$160,900	$129,744	$121,183
Operating expenses:
Oil and natural gas operating expenses and ad valorem taxes	21,774	11,836	10,102
Production taxes	8,422	6,421	6,966
Accretion expense	297	189	141
Depletion expense	90,826	60,472	39,810
Impairment of oil and natural gas properties	—	96,942	—
Income tax expense (benefit)	13,853	(16,141)	22,457

Results of operations from oil and gas producing activities	$25,728	$(29,975)	$41,707

        Reserves—Proved reserves are estimated quantities of oil and natural gas, which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can reasonably be expected to be recovered through existing wells with existing equipment and operating methods. Proved oil and natural gas reserve quantities and the related discounted future net cash flows before income taxes (see Standardized Measure) for the periods presented are based on estimates prepared by Ryder Scott Company and W.D. Von Gonten & Co., independent petroleum engineers. Such estimates have been prepared in accordance with guidelines established by the SEC.

        The Company's reserves increased significantly in 2007 primarily due to the January 2007 Acquisition. Increases in reserves from extensions and discoveries in 2007 were primarily the result of the drilling of 46 productive wells, 87% development wells and 13% exploratory wells. Revisions of previous estimates during 2007 were primarily due to (1) the drilling of two PUD locations that were dry holes, one in southeast Texas and one in south Texas (2) writing down 13 PUD locations' reserves primarily based on poor offset well performance, (3) poor response on recompletions in south Texas that affected proved behind pipe reserves and (4) updated performance (both positive and negative) on existing wells. The Company's net ownership in estimated quantities of proved oil and natural gas

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.    SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (unaudited) (Continued)

reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below.

	Natural Gas (MMcf)	Oil & Condensate (MBbls)	Natural Gas Liquids (MBbls)	Total (MMcfe)
Proved developed and undeveloped reserves
January 1, 2005	66,311	2,023	1,769	89,064
Revisions of previous estimates	(7,737)	(257)	(383)	(11,577)
Purchase of oil and gas properties	10,168	114	—	10,852
Extensions and discoveries	26,145	620	155	30,795
Production	(12,597)	(324)	(307)	(16,384)

December 31, 2005	82,290	2,176	1,234	102,750

Proved developed reserves at year end 2005	59,066	1,720	1,132	76,178

January 1, 2006	82,290	2,176	1,234	102,750
Revisions of previous estimates	(13,526)	(158)	833	(9,476)
Purchase of oil and gas properties	12,083	307	15	14,015
Extensions and discoveries	9,202	431	71	12,214
Sales of natural gas properties	(52)	(12)	(5)	(154)
Production	(13,850)	(345)	(222)	(17,251)

December 31, 2006	76,147	2,399	1,926	102,098

Proved developed reserves at year end 2006	60,163	1,977	1,181	79,111

January 1, 2007	76,147	2,399	1,926	102,098
Revisions of previous estimates	(65,450)	(769)	(11)	(70,134)
Purchase of oil and gas properties	98,491	1,468	2,392	121,651
Extensions and discoveries	26,306	468	1,111	35,780
Sales of natural gas properties	(1,397)	(62)	(6)	(1,805)
Production	(17,536)	(460)	(637)	(24,118)

December 31, 2007	116,561	3,044	4,775	163,472

Proved developed reserves at year end 2007	88,134	2,580	3,732	126,005

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.    SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (unaudited) (Continued)

        Standardized Measure—The Standardized Measure of Discounted Future Net Cash Flows relating to the Company's ownership interests in proved oil and natural gas reserves for each of the three years ended December 31, 2007 is shown below:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Future cash inflows	$1,314,304	$616,605	$949,752
Future oil and natural gas operating expenses	(253,071)	(131,926)	(192,550)
Future development costs	(155,991)	(75,389)	(79,651)
Future income tax expense	(114,311)	(65,738)	(173,019)

Future net cash flows	790,931	343,552	504,532
10% discount factor	(248,412)	(110,346)	(160,742)

Standardized measure of discounted future net cash flows	$542,519	$233,206	$343,790

        In accordance with SEC regulations, the oil and natural gas prices in effect at December 31, 2007, adjusted for basis and quality differentials, are applied to year-end quantities of proved oil and natural gas reserves to compute future cash flows. The base prices before adjustments were $6.80 per MMbtu of natural gas, $57.60 per Bbl of natural gas liquids and $96.00 per Bbl of oil.

        Future oil and natural gas operating expenses and development costs are computed primarily by the Company's internal petroleum engineers and are provided to external independent petroleum engineers as estimates of expenditures to be incurred in developing and producing the Company's proved oil and natural gas reserves at the end of the year, based on year-end costs and assuming the continuation of existing economic conditions.

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

EDGE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.    SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (unaudited) (Continued)

        Changes in Standardized Measure—Changes in Standardized Measure of Discounted Future Net Cash Flows relating to proved oil and gas reserves are summarized below:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Changes due to current year operations:
Sales of oil and natural gas, net of oil and natural gas operating expenses	$(144,225)	$(101,520)	$(105,638)
Sales of oil and natural gas properties	(3,621)	(618)	—
Purchase of oil and gas properties	257,789	34,855	58,022
Extensions and discoveries	120,691	42,085	119,850
Changes due to revisions of standardized variables:
Prices and operating expenses	577,668	(190,802)	143,600
Revisions of previous quantity estimates	(621,745)	(29,018)	(54,208)
Estimated future development costs	60,578	44,992	14,054
Income taxes	(29,070)	72,792	(74,281)
Accretion of discount	23,320	34,379	21,687
Production rates (timing) and other	67,928	(17,729)	3,833

Net change	309,313	(110,584)	126,919
Beginning of year	233,206	343,790	216,871

End of year	$542,519	$233,206	$343,790

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
Asset Purchase Agreement by and among Contango STEP, L.P., Contango Oil & Gas Company, Edge Petroleum Exploration Company and Edge Petroleum Corporation, dated as of October 7, 2004 (Incorporated by reference from exhibit 2.1 to the Company's Current Report on Form 8-K filed October 12, 2004).
2.4	—
Purchase and Sale Agreement, dated as of September 21, 2005 among Pearl Energy Partners, Ltd., and Cibola Exploration Partners, L.P., as Sellers; and Edge Petroleum Exploration Company as Buyer and Edge Petroleum Corporation as Guarantor (Incorporated by reference from exhibit 2.1 to the Company's Current Report on Form 8-K filed October 19, 2005).
2.5	—
Stock Purchase Agreement by and among Jon L. Glass, Craig D. Pollard, Leigh T. Prieto, Yorktown Energy Partners V, L.P., Yorktown Energy Partners VI, L.P., Cinco Energy Corporation, and Edge Petroleum Exploration Company and Edge Petroleum Corporation, dated as of September 21, 2005 (Incorporated by reference from exhibit 2.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005).
2.6	—
Letter Agreement dated November 18, 2005 by and among Edge Petroleum Exploration Company, Cinco Energy Corporation and Sellers (Incorporated by reference from exhibit 2.02 to the Company's Current Report on Form 8-K filed December 6, 2005). Pursuant to Item 601(b)(2) of Regulation S-K, the Company had omitted certain Schedules to the Letter Agreement (all of which are listed therein) from this Exhibit 2.6. It hereby agrees to furnish a supplemental copy of any such omitted item to the SEC on its request.
3.1	—	Restated Certificate of Incorporation of the Company effective January 27, 1997 (Incorporated by reference from exhibit 3.1 to the Company's Current Report on Form 8-K filed April 29, 2005).
3.2	—
Certificate of Amendment to the Restated Certificate of Incorporation of the Company effective January 31, 1997 (Incorporated by reference from exhibit 3.2 to the Company's Current Report on Form 8-K filed April 29, 2005).
3.3	—
Certificate of Amendment to the Restated Certificate of Incorporation of the Company effective April 27, 2005 (Incorporated by reference from exhibit 3.3 to the Company's Current Report on Form 8-K filed April 29, 2005).
3.4	—	Bylaws of the Company (Incorporated by Reference from exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 (File No. 000-22149)).

3.5	—
First Amendment to Bylaws of the Company on September 28, 1999 (Incorporated by reference from exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 (File No. 000-22149) ).
3.6	—	Second Amendment to Bylaws of the Company on May 7, 2003 (Incorporated by reference from exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003).
3.7	—
Certificate of Designations establishing the 5.75% Series A cumulative convertible perpetual preferred stock, dated January 25, 2007 (Incorporated by reference to exhibit 3.1 to Edge's Current Report on Form 8-K filed January 30, 2007).
4.1	—
Third Amended and Restated Credit Agreement dated December 31, 2003 among Edge Petroleum Corporation, Edge Petroleum Exploration Company, Edge Petroleum Operating Company, Inc., Miller Oil Corporation, and Miller Exploration Company, as borrowers, the lenders thereto and Union Bank of California, N.A., a national banking association, as Agent (Incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).
4.2	—
Agreement and Amendment No. 1 to Third Amended and Restated Credit Agreement dated May 31, 2005 among Edge Petroleum Corporation, Edge Petroleum Exploration Company, Edge Petroleum Operating Company, Inc., Miller Exploration Company and Miller Oil Corporation, as borrowers, the lenders thereto and Union Bank of California, N.A., a national banking association, as agent for the lenders (Incorporated by reference from Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005).
4.3	—
Agreement and Amendment No. 2 to the Third Amended and Restated Credit Agreement dated November 30, 2005 among Edge Petroleum Corporation, Edge Petroleum Exploration Company, Edge Petroleum Operating Company, Inc., Miller Oil Corporation, Miller Exploration Company, and Cinco Energy Corporation, as borrowers, the lenders thereto and Union Bank of California, N.A., a national banking association, as Agent (Incorporated by reference from Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-22149)).
4.4	—
Miller Exploration Company Stock Option and Restricted Stock Plan of 1997 (Incorporated by reference from exhibit 10.1(a) to Miller Exploration Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-23431)).
4.5	—
Amendment No. 1 to the Miller Exploration Company Stock Option and Restricted Stock Plan of 1997 (Incorporated by reference to Exhibit 4.2 from Miller Exploration Company's Registration Statement on Form S-8 filed on April 11, 2001 (Registration No. 333-58678)).
4.6	—
Amendment No. 2 to the Miller Exploration Company Stock Option and Restricted Stock Plan of 1997 (Incorporated by reference from Exhibit 4.3 to Miller Exploration Company's Registration Statement on Form S-8 filed on April 11, 2001 (Registration No. 333-58678)).

4.7	—
Form of Miller Stock Option Agreement (Incorporated by reference from exhibit 10.1(b) to Miller Exploration Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-23431)).
4.8	—
Fourth Amended and Restated Credit Agreement dated January 31, 2007 by and among Edge Petroleum Corporation, as borrower, and Union Bank of California, N.A., as Administrative Agent and Issuing Lender, and the other lenders party thereto (Incorporated by reference from exhibit 4.1 to Edge's Current Report on Form 8-K filed on February 5, 2007).

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
Employment Agreement dated as of November 16, 1998, by and between the Company and John W. Elias (Incorporated by reference from exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-22149)).
†10.4	—
Amended and Restated Incentive Plan of Edge Petroleum Corporation as Amended and Restated Effective as of August 1, 2006 (Incorporated by reference from exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2006).
†10.5	—
Edge Petroleum Corporation Incentive Plan "Standard Non-Qualified Stock Option Agreement" by and between Edge Petroleum Corporation and the Officers named therein (Incorporated by reference from exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 (File No. 000-22149)).
†10.6	—
Edge Petroleum Corporation Incentive Plan "Director Non-Qualified Stock Option Agreement" by and between Edge Petroleum Corporation and the Directors named therein (Incorporated by reference from exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 (File No. 000-22149)).
†10.7	—
Severance Agreements by and between Edge Petroleum Corporation and the Officers of the Company named therein (Incorporated by reference from exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 (File No. 000-22149)).
†10.8	—
Form of Director's Restricted Stock Award Agreement under the Incentive Plan of Edge Petroleum Corporation (Incorporated by reference from exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).
†10.9	—
Form of Employee Restricted Stock Award Agreement under the Incentive Plan of Edge Petroleum Corporation (Incorporated by reference from exhibit 10.15 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1999 (File No. 000-22149)).
†10.10	—
Edge Petroleum Corporation Amended and Restated Elias Stock Incentive Plan. (Incorporated by reference from exhibit 4.5 to the Company's Registration Statement on Form S-8 filed May 30, 2001 (Registration No. 333-61890) ).
†10.11	—
Form of Edge Petroleum Corporation John W. Elias Non-Qualified Stock Option Agreement (Incorporated by reference from exhibit 4.6 to the Company's Registration Statement on Form S-8 filed May 30, 2001 (Registration No. 333-61890) ).
*†10.12	—	Summary of Compensation of Non-Employee Directors.
*†10.13	—	Salaries and Certain Other Compensation of Executive Officers.
†10.14	—	Description of Annual Cash Bonus Program for Executive Officers (Incorporated by reference from exhibit 10.2 to the Company's Current Report on Form 8-K filed March 12, 2007).
†10.15	—	New Base Salaries and Long-Term Incentive Awards for Certain Executive Officers (Incorporated by reference from exhibit 10.1 to the Company's Current Report on Form 8-K filed August 29, 2006).

10.16	—
Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated November 16, 2006 (Incorporated by reference to exhibit 10.1 to Edge's Current Report on Form 8-K filed January 16, 2007).
10.17	—
Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated November 16, 2006 (Incorporated by reference to exhibit 10.2 to Edge's Current Report on Form 8-K filed January 16, 2007).
10.18	—
First Amendment of Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated December 16, 2006 (Incorporated by reference to exhibit 10.3 to Edge's Current Report on Form 8-K filed January 16, 2007).
10.19	—
Second Amendment of Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated January 15, 2007 (Incorporated by reference to exhibit 10.1 to Edge's Current Report on Form 8-K filed January 19, 2007).
10.20	—
First Amendment of Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated January 15, 2007 (Incorporated by reference to exhibit 10.2 to Edge's Current Report on Form 8-K filed January 19, 2007).
10.21	—
Third Amendment of Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated January 31, 2007 (Incorporated by reference to exhibit 10.6 to Edge's Current Report on Form 8-K filed February 5, 2007).
*12.1	—	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
*21.1	—	Subsidiaries of the Company.
*23.1	—	Consent of BDO Seidman, LLP.
*23.2	—	Consent of Ryder Scott Company.
*23.3	—	Consent of W.D. Von Gonten & Co.
*31.1	—	Certification by John W. Elias, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification by Michael G. Long, Chief Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification by John W. Elias, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	—	Certification by Michael G. Long, Chief Financial and Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* 99.1	—	Summary of Reserve Report of Ryder Scott Company Petroleum Engineers as of December 31, 2007.
*99.2	—	Summary of Reserve Report of W. D. Von Gonten & Co. Petroleum Engineers as of December 31, 2007.

*
Filed herewith.

†
Denotes management or compensatory contract, arrangement or agreement.