Form 10-K/A
period 2007-12-31
EDGE PETROLEUM CORP
filed 2008-04-29
CIK 1021010

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to FORM 10-K filed March 13, 2008

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-22149

EDGE PETROLEUM CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0511037 (I.R.S. Employer Identification No.)
1301 Travis, Suite 2000 Houston, Texas (Address of principal executive offices)	77002 (Zip code)

713-654-8960
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share 5.75% Series A Cumulative Convertible Perpetual Preferred Stock, Par Value $0.01 Per Share	NASDAQ NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

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

         As of April 24, 2008, 28,655,142 shares of Common Stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
NONE.

TABLE OF CONTENTS

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
Executive Officers
Section 16(A) Beneficial Ownership Reporting Compliance
Corporate Governance
Corporate Governance Guidelines
Director Nomination Process
Securityholder Communications with the Board
Code of Ethics
Meetings and Committees of the Board
The Board
Committees of the Board
ITEM 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Compensation Committee Report
Compensation Committee Interlocks and Insider Participation
Summary Compensation Table
2007 Grants of Plan-Based Awards
Outstanding Equity Awards at Fiscal Year End 2007
2007 Option Exercises and Stock Vested
Potential Payments Upon Change in Control or Termination
Director Compensation
2007 Director Compensation Table
Stock Ownership Requirements for Directors
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
Equity Compensation Plan Information
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence
Transactions with Related Persons
Affiliates' Ownership in Prospects
Related Party Transaction Policies and Procedures
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Public Accounting Firm's Fees
Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services
PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)

EXPLANATORY NOTE

        This Amendment No. 1 ("this Amendment") to the Form 10-K of Edge Petroleum Corporation ("Edge", the "Company", "we", "our" or "us") for the year ended December 31, 2007 (the "Form 10-K"), which was originally filed on March 13, 2008 (the "Form 10-K/A") is being filed to add the following items, as required by General Instruction G(3) to Form 10-K:

ITEM NUMBER	DESCRIPTION
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

        We hereby amend Items 10 through 14 of Part III of our Form 10-K by deleting the text of such Items 10 through 14 in their entirety and replacing them with the information provided below under the respective headings, and Item 15 has been amended to reflect the filing of the relevant exhibits with this Amendment. This Amendment does not affect any other items in our Annual Report on Form 10-K. Pursuant to Securities and Exchange Commission ("SEC") rules, currently dated certifications from our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed herewith.

        This Amendment does not affect the financial statements or footnotes as originally filed. This Amendment does not reflect events occurring after the original filing of the Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments as described above and set forth below. Accordingly, this Amendment should be read in conjunction with our Form 10-K and our other filings made with the SEC subsequent to the filing of the Form 10-K.

FORWARD LOOKING INFORMATION

        Certain of the statements contained in all parts of this Amendment including, but not limited to, those relating to our drilling plans (including scheduled and budgeted wells), the effect of changes in strategy and business discipline, future tax matters, our 3-D project portfolio, future general and administrative expenses on a per unit of production basis, changes in wells operated and reserves, future growth and expansion, future exploration, future seismic data (including timing and results), the ongoing assessment of strategic alternatives, expansion of operations, our ability to generate additional prospects, review of outside generated prospects and acquisitions, additional reserves and reserve increases, replace production and manage our asset base, enhancement of visualization and interpretation strengths, expansion and improvement of capabilities, integration of new technology into operations, credit facilities, redetermination of our borrowing base, attraction of new members to the technical team, future compensation programs, new focus on core areas, new prospects and drilling locations, new alliances, future capital expenditures (or funding thereof) and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected rates of return, retained earnings and dividend policies, projected cash flows from operations, future commodity price environment, expectation or timing of reaching payout, outcome, effects or timing of any legal proceedings or contingencies, the impact of any change in accounting policies on our financial statements, the number, timing or results of any wells, the plans for timing, interpretation and results of new or existing seismic surveys or seismic data, future production or reserves, future acquisition of leases, lease options or other land rights, any other statements regarding future operations, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts are forward-looking statements. These forward-looking statements reflect our current view of future events and financial performance. When used in this document, the words "budgeted," "anticipate," "estimate," "expect," "may," "project," "believe," "intend," "plan," "potential," "forecast," "might," "predict," "should" and similar expressions are intended to be among the expressions that identify forward-looking statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Such statements involve risks and uncertainties, including, but not limited to, those set forth under ITEM 1A. "RISK FACTORS" in our Form 10-K the ongoing assessment of strategic alternatives and other factors detailed in this document and our other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

        The Board of Directors currently has eight members and is divided into three classes, with staggered terms of office. The term for each class expires on the date of the third annual stockholders' meeting for the election of directors following the most recent election of directors for such class. Each director holds office until the next annual meeting of stockholders for the election of directors of his class and until his successor has been duly elected and qualified.

        The following summaries set forth information concerning each of the eight directors, including such director's age as of April 28, 2008, position with the Company (if any) and business experience during the past five years.

        Vincent S. Andrews, age 67, has served as a director of the Company since December 1996 and served as a director of the Company's corporate predecessor from April 1991 until the Company's initial public offering in March 1997. Mr. Andrews has been an active investor in the Company's corporate predecessor since 1988. Mr. Andrews has, for more than five years, served as president of Private Capital Advisors, Inc. and Vincent Andrews Management Corporation, privately-held management companies primarily involved in personal financial management. Mr. Andrews' current term as a director expires in 2008.

        Jonathan M. Clarkson, age 58, was appointed by the Board of Directors as a director of the Company on October 27, 2005. Since 2003, Mr. Clarkson has served as President, Houston Region, of Texas Capital Bank. From May 2001 to October 2002, Mr. Clarkson served as President, Chief Financial Officer and a director of Mission Resources Corp., an independent oil and gas exploration and production company. From 1999 through 2001, Mr. Clarkson served as President, Chief Operating Officer and a director of Bargo Energy Company, a private company engaged in the acquisition and exploitation of onshore oil and natural gas properties, which merged with Mission Resources in May 2001. Mr. Clarkson's current term as a director expires in 2008.

        Michael A. Creel, age 54, was appointed by the Board of Directors as a director of the Company on October 27, 2005. Since July 2007, Mr. Creel has served as the President & Chief Executive Officer of Enterprise Products GP, LLC, the general partner of Enterprise Products Partners L.P., a publicly traded limited partnership that owns and operates midstream energy assets. Since February 2006, Mr. Creel has also served as a director for Enterprise Products GP, LLC, and from 2001 to July 2007 served as its Executive Vice President and Chief Financial Officer. From April 2005 to July 2007, he also served as the President and Chief Executive Officer and a director of EPE Holdings, LLC, the general partner of Enterprise GP Holdings, L.P., a publicly traded limited partnership that owns and operates Enterprise Products GP, LLC. From February to December 2006, Mr. Creel served on the board of Texas Eastern Products Pipeline Company, LLC, the general partner of TEPPCO Partners, L.P. Since October 2006, Mr. Creel has served as director, Executive Vice President and Chief Financial Officer of DEP Holdings, LLC, the general partner of Duncan Energy Partners, L.P., a publicly traded limited partnership that owns and operates midstream energy assets. Mr. Creel's current term as a director expires in 2008.

        Thurmon M. Andress, age 74, has served as a director of the Company since November 2002. He has been Managing Director-Houston of Breitburn Energy Co., LP since 1998 and currently serves on that company's board of directors. Mr. Andress joined Breitburn as a result of its merger with Andress Oil and Gas Company, a private company he founded in 1990, where he served as president and CEO prior to the merger. Breitburn Energy Company, LP (a wholly-owned subsidiary of Provident Energy Trust, a Canadian royalty trust) is engaged in oil and gas production, with operations primarily in California and Wyoming. Prior to forming Andress Oil & Gas Company, Mr. Andress was founder and Chairman of Bayou Resources, Inc., a publicly traded oil and gas company, from 1982-1987, when it was sold. Since November 2006, Mr. Andress has served on the board of directors of EPE Holdings, LLC, the general partner of Enterprise GP Holdings, LP, a publicly-traded limited partnership, and serves on EPE Holdings' audit, conflicts and governance board committee. Mr. Andress is currently a member of the National Petroleum Council and on the Board of Governors of Houston for the Independent Petroleum Association of America and has over 45 years of experience in the oil and gas industry. Mr. Andress' current term as a director expires in 2009.

        John W. Elias, age 67, has served as the Chief Executive Officer and Chairman of the Board of the Company since November 1998 and as President since January 2000. From April 1993 to September 1998, he served in various senior management positions, including Executive Vice President of Seagull Energy Corporation, a company engaged in oil and gas exploration, development and production and pipeline marketing. Prior to April 1993, Mr. Elias served in various positions for more than 30 years, including senior management positions with Amoco Corporation, a major integrated oil and gas company. Mr. Elias has more than 45 years of experience in the oil and natural gas exploration and production business. Mr. Elias' current term as a director expires in 2009.

        John Sfondrini, age 59, has served as a director of the Company since December 1996 and prior to that he served as director of the Company's corporate predecessors from 1986, when he arranged for the capitalization of a predecessor partnership. For more than five years, he has been self-employed as a consultant that assists his clients in raising and investing private capital for growth-oriented companies in multiple industry segments, including oil and gas. Mr. Sfondrini's current term as a director expires in 2009.

        Robert W. Shower, age 70, has served as a director of the Company since March 1997. From December 1993 until his retirement in April 1996, Mr. Shower served as Executive Vice President and Chief Financial Officer of Seagull Energy Corporation, a company engaged in oil and gas exploration, development and production and pipeline marketing. From March 1992 to December 1993, he served as such company's Senior Vice President and Chief Financial Officer. Until May 2002, Mr. Shower served as a director of Lear Corporation and Nuevo Energy Company. From November 2005 until February 2007, Mr. Shower served as a director of Regency GP, LLC, which is the general partner and manager of Regency Energy Partners LP, a publicly traded limited partnership engaged in midstream energy operations, including gathering, processing, marketing and transportation of natural gas and natural gas liquids. Mr. Shower's current term as a director expires in 2010.

        David F. Work, age 62, has served as a director of the Company since November 2002. For more than five years prior to October 2000, he served in various management capacities with BP Amoco and BP, including Houston regional president of BP and Executive Vice President of Amoco. Since his retirement from BP in 2000 and until October 2003, he served as the chairman of Energy Virtual Partners, Inc., a private company engaged in the business of managing under-resourced oil and gas properties. Since 2004, Mr. Work has served as a director of CGGVeritas (a French public company) and its corporate predecessor and is a member of the CGGVeritas compensation committee. Also, since 2002, Mr. Work has served as director and the non-executive chairman of CrystaTech, Inc., a private oil and gas service company. Mr. Work's current term as a director expires in 2010.

EXECUTIVE OFFICERS

        Certain information required by this item concerning executive officers is set forth in Part I, Item 4, of our Form 10-K filed under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's Directors, executive officers and persons who beneficially own 10% or more of the Company's Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock. Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during 2007 all its Directors and executive officers and 10% or greater holders complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act except that each of Messrs. John W. Elias, John O. Tugwell and Michael G. Long had one late filing of a Form 4 reporting one transaction.

CORPORATE GOVERNANCE

Corporate Governance Guidelines

        In December 2003, the Corporate Governance/Nominating Committee recommended, and the full Board approved, a set of corporate governance guidelines for guiding the Board in fulfilling its duties to the Company, including:

  •
  Guidelines for the size of the Board;

  •
  Monitoring and safeguarding the independence of the Board;

  •
  Term limits;

  •
  Mandatory retirement;

  •
  Other directorships;

  •
  Change in occupation or business of a director;

  •
  Recusal when conflicts of interest arise;

  •
  Selection and qualification of director candidates;

  •
  Director continuing education;

  •
  Board meetings;

  •
  Executive sessions with only non-employee directors;

  •
  Attendance;

  •
  Committees;

  •
  Board and committee evaluations;

  •
  CEO evaluation (by the Compensation Committee);

  •
  Management succession;

  •
  Procedures for communication by interested parties with non-employee directors;

  •
  Procedures for handling concerns regarding accounting;

  •
  Controls over financial reporting or other audit matters;

  •
  Non-employee director remuneration;

  •
  Certain shareholder voting matters and procedures for candidates recommended by stockholders;

and other matters (the "Corporate Governance Guidelines"). The Corporate Governance Guidelines of the Company detail the methodology used by the Committee to determine director independence, and a copy of those Guidelines can be found on the Company's website, http://www.edgepet.com, by first clicking on "About Us" and then on "Corporate Governance."

Director Nomination Process

        Identifying Candidates.    The Corporate Governance/Nominating Committee considers candidates for Board membership suggested by its members and other Board members, as well as management and stockholders. The Committee may engage third parties to whom a fee is paid to assist it in identifying or evaluating any potential nominee; however, no such third party was used in the past year. All director nominations made by the Board must be recommended by the Corporate Governance/Nominating Committee and approved by a majority of the non-employee Directors of the Board. The Corporate Governance/Nominating Committee's policy is that it will consider candidates recommended by stockholders on the same basis as other candidates, provided the recommended candidate meets all of the minimum requirements and qualifications for being a director as specified in the Company's Corporate Governance Guidelines, the Corporate Governance/Nominating Committee Charter and the Company's Bylaws. Any such recommendations should include the candidate's name and qualifications for Board membership and should be sent in writing to the Corporate Secretary of the Company at Edge Petroleum Corporation, 1301 Travis, Suite 2000, Houston, Texas 77002. In addition, the Company's Bylaws permit stockholders to nominate persons for election to the Board at an annual stockholders meeting, without regard to whether the stockholder has submitted a recommendation to the Corporate Governance/Nominating Committee as to such nominee. To nominate a director using this process, the stockholder must follow the procedures described under "Additional Information" in this report.

        Qualifications.    The Corporate Governance/Nominating Committee Charter provides, among other things, that any candidate for the Board nominated by the Board must meet the minimum qualifications specified in the Committee's charter and in the Company's Corporate Governance Guidelines, including that the director candidate possess personal and professional integrity, has good business judgment, relevant experience and skills and will be an effective director in conjunction with the full Board in collectively serving the long-term interests of the Company's stockholders. In addition, for a director to serve on the Audit Committee, Compensation Committee or Corporate Governance/Nominating Committee, he or she must meet the independence standards applicable to such committees in accordance with Nasdaq, the Internal Revenue Code and SEC rules. The Company's Bylaws provide that no person shall be eligible for nomination for election as a director if that person is or will become 70 years of age or older on or prior to the date of the annual meeting at which they would be considered for election. A director who becomes 70 years of age during his or her term may complete the term. The Company's Bylaws also provide that directors who are also employees of the Company are deemed to resign from the Board on their 65th birthday and may not thereafter be nominated for election. The Board may waive either or both of these Bylaw provisions by majority vote if the Board in its judgment determines that such waiver would be in the best interests of the Company. Inasmuch as Mr. Elias turned 65 years of age in 2005, the Board considered and approved a resolution at its February 2005 meeting waiving the employee-director age restriction as it relates to Mr. Elias for the remainder of his term and providing that Mr. Elias shall remain eligible to be nominated for election to the Board in the future until he reaches the age of 70. In December 2005, the Board also considered and approved a resolution waiving the director age restriction as it relates to Mr. Andress to allow him to stand for re-election to the Board of Directors at the 2006 Annual Meeting, at which time he was 72 years of age. The Board felt that each of Messrs. Andress and Elias brings a level of experience, expertise and involvement within the industry that is a valuable and important component in the continued execution of Edge's strategic business plan and that these waivers were in the best interests of the Company. The Board may, in the future, waive either or both of these Bylaw provisions by majority vote if the Board, in its judgment, determines that such waiver would be in the best interests of the Company.

        Candidate Selection Process.    Once the Committee identifies a prospective nominee, it will make an initial determination as to whether to conduct a full evaluation of the prospective candidate. This initial determination will be based on whatever information is provided to the Committee concerning the prospective candidate, as well as the Committee's own knowledge of the prospective candidate, which may be supplemented by inquiries to the person making the recommendation or others. The initial determination will be based primarily on the need for Board members to fill vacancies or expand the size of the Board and the likelihood that the prospective nominee can satisfy the minimum qualifications described above. In addition, as the Company evolves, the experience and diversity required on its Board may change. Therefore, the expertise that a prospective nominee possesses will be thoroughly examined to determine whether there is an appropriate fit. If the initial determination indicates that the Committee should further pursue the prospective nominee, the Committee will evaluate the individual against the minimum qualifications in full and consider such other relevant factors as it deems appropriate. In connection with this evaluation, one or more members of the Committee and others as appropriate, may interview the prospective nominee. After completing this evaluation, the Committee will determine whether to recommend the individual for nomination by the Board. The Committee's recommendations are not binding on the Board. The Board, acting on the recommendations of the Corporate Governance/Nominating Committee, will nominate a slate of director candidates for election at each annual meeting of stockholders and will appoint directors to fill vacancies between annual meetings, including vacancies created as a result of any increase in size of the Board.

Securityholder Communications with the Board

        The Company's Board of Directors has provided for a process for securityholders to send communications to the Board of Directors. Any securityholder can send communications to the Board by mail as follows:

    Board of Directors of Edge Petroleum Corporation
    c/o Corporate Secretary
    1301 Travis, Suite 2000
    Houston, Texas 77002

All securityholder communications will be relayed to all Board members. Communications from an officer or Director of the Company will not be viewed as securityholder communications for purposes of the procedure. Communications from an employee or agent of the Company will be viewed as securityholder communications for purposes of the procedure only if those communications are made solely in such employee's or agent's capacity as a securityholder.

Code of Ethics

        The Company has adopted a code of ethics that applies to all Company employees including executive officers, as well as each member of the Company's Board of Directors. The code of ethics is available at the Company's website at http://www.edgepet.com. The code includes policies on employment, conflicts of interest, and the protection of confidential information and requires adherence to all laws and regulations applicable to the conduct of the Company's business.

MEETINGS AND COMMITTEES OF THE BOARD

The Board

        The Company expects each Director to devote sufficient time, energy and attention to ensure diligent performance of his or her duties and to make every effort to attend each Board meeting, each meeting of any committee on which he or she sits and the annual stockholder's meeting. Attendance in person at Board and committee meetings is preferred, but attendance by teleconference is permitted, if necessary. All of the Company's Directors who were serving as Directors at that time attended last year's annual meeting of stockholders.

        During 2007, the Board of Directors held nine meetings and acted by written consent three times. All members of the Board of Directors attended at least 75% of the meetings of the Board and of the committees on which they served during 2007. In addition, the Company's non-employee Directors meet at regularly scheduled executive sessions without management present. In 2007, the Board held six regularly scheduled executive sessions in which only the independent Directors were present.

Committees of the Board

        The Board has a standing Audit Committee, Compensation Committee and Corporate Governance/Nominating Committee to facilitate and assist it in the execution of its responsibilities. Charters for each committee, as well as the Corporate Governance Guidelines, are available on the Company's website at www.edgepet.com by first clicking on "About Us" and then "Corporate Governance." The charters, as well as the Corporate Governance Guidelines, are also available in print upon request to any stockholder. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this report. The table below shows current membership for each of these Board committees:

Audit Committee	Corporate Governance/ Nominating Committee	Compensation Committee
Vincent S. Andrews	Thurmon M. Andress	Thurmon M. Andress
Jonathan M. Clarkson*	Vincent S. Andrews	Jonathan M. Clarkson
Michael A. Creel	Michael A. Creel*	Robert W. Shower
Robert W. Shower	David F. Work	David F. Work*

*
Committee Chairman beginning on May 24, 2007

        Mr. Sfondrini resigned from the Corporate Governance/Nominating Committee in early 2007 and does not currently serve on any Board committees.

        Audit Committee.    The Audit Committee has four members(1) and met four times in 2007. Each of Messrs. Andrews, Clarkson, Creel and Shower has been determined to be independent within the meaning of Marketplace Rules 4200(a)(15) and 4350(d)(2)(A) of the Nasdaq Stock Market. In addition, the Board has determined that at least three members of the Audit Committee, Messrs. Clarkson, Creel and Shower, are "audit committee financial experts." Each of them has experience as a principal financial officer, as described in their biographies earlier in this report. Mr. Shower has also served on the audit committees of other public companies and has experience as a public accountant.

        The Audit Committee has direct responsibility for the appointment, retention, compensation and oversight of the independent registered public accounting firm for the purpose of preparing the Company's annual audit report or performing other audit, review or attest services for the Company. The Audit Committee has sole authority to approve all engagement fees and contractual terms of the independent registered public accounting firm and to establish policies and procedures for pre-approval of audit and non-audit services. The Audit Committee conducts a review of the annual audit with management and the independent registered public accounting firm prior to filing or distribution; reviews filings with the SEC and other published documents containing the Company's financial statements; and reviews with the Company's legal counsel any legal or regulatory matters that may have a material impact on the Company's financial statements, related corporate compliance policies, and programs and reports received from regulators. The Committee also reviews on an annual basis, or more frequently as such Committee may from time to time deem appropriate, the policies and practices of the Company dealing with various matters relating to the financial condition and auditing procedures of the Company, including financial information to be provided to stockholders and others, the Company's systems of internal controls established by management and oversight of the annual audit and review of the annual and quarterly financial statements, as well as any duties that may be assigned by the Board of Directors from time to time. The Audit Committee also reviews and approves all related party transactions to the extent required by Nasdaq rules. The Audit Committee operates under a written charter that was last amended by the Board of Directors in December 2003 (as amended, the "Audit Committee Charter"), which is available on the Company's website at www.edgepet.com, by first clicking on "About Us" and then "Corporate Governance." The charter is also available in print to any stockholder who requests it.

        Compensation Committee.    The Compensation Committee has four members and met two times in 2007. The Compensation Committee has regularly scheduled meetings throughout the year, but also meets telephonically as necessary to perform its duties and responsibilities. The Compensation Committee generally meets in executive session at regularly scheduled meetings. The Compensation Committee is comprised solely of non-employee Directors, all of whom the Board has determined are independent within the meaning of Marketplace Rule 4200(a)(15) of the Nasdaq Stock Market. The Board of Directors adopted a charter for the Compensation Committee effective January 1, 2004 (the "Compensation Committee Charter"), which is available on the Company's website at www.edgepet.com, by first clicking on "About Us" and then "Corporate Governance." The charter is also available in print to any stockholder who requests it. The duties and functions performed by the Compensation Committee are:

  •
  to review and recommend to the Board of Directors for ratification or determine the annual salary, bonus, equity awards and other benefits, direct and indirect, of the executive officers;

  •
  to review new executive compensation programs and review on a periodic basis the operation of the Company's executive compensation programs to determine whether they are properly coordinated;

(1)
From January 1, 2007 until May 23, 2007, Thurmon M. Andress was a member of the Audit Committee.

  •
  to establish and periodically review policies for the administration of executive compensation programs, and take steps, consistent with the contractual obligations of the Company, to modify any executive compensation programs that yield payments and benefits that are not reasonably related to executive performance;

  •
  to establish and periodically review policies in the area of management perquisites; and

  •
  to exercise all of the powers of the Board of Directors with respect to any other matters involving the compensation of employees and the employee benefits of the Company as may be delegated to the Compensation Committee from time to time.

        The agenda for meetings of the Compensation Committee is prepared by Mr. Elias, the Company's Chief Executive Officer, and Compensation Committee meetings are regularly attended by him. Depending on the agenda for the particular meeting, these materials may include:

  •
  Company organizational charts, department job titles and grade levels;

  •
  recommended salary rate ranges for each job grade level;

  •
  recommended performance and promotion budget;

  •
  recommended targeted bonus opportunities for each employee, including the executive officers other than the Chief Executive Officer;

  •
  summary of severance obligations in event of a change in control;

  •
  summary of stock grants and options for directors and employees;

  •
  financial reports on year-to-date performance versus budget and compared to prior year performance; and

  •
  performance reviews and other reports on levels of achievement of individual and corporate performance objectives.

        The Compensation Committee's Chairman reports the Committee's recommendations on executive compensation to the Board. The Compensation Committee may delegate authority to fulfill certain administrative duties regarding the compensation programs and has delegated that authority to the Company's Human Resources Department and Mr. Elias. Mr. Elias has also been delegated authority to grant certain performance and hiring equity grants under the Edge Petroleum Corporation Incentive Plan, as amended and restated (the "Incentive Plan") to, and adjust the salaries of, non-executive officers and other employees. In addition, the Committee has authority under its charter to engage the services of outside advisors, experts and others to assist the Committee. In determining competitive compensation levels, the Company analyzes data that includes information regarding compensation levels and programs in the oil and natural gas exploration and production industry provided by the Mercer Energy Survey (described below in "Executive Compensation—Compensation Discussion and Analysis—Role of Executive Officers in Compensation Decisions").

        Management plays a significant role in the compensation-setting process by:

  •
  evaluating employee performance;

  •
  recommending Company performance targets and objectives to the Committee; and

  •
  recommending salary, bonus and restricted stock grant levels to the Committee.

        Corporate Governance/Nominating Committee.    In 2007, the Corporate Governance/Nominating Committee had four members(2) and met two times. The Committee is currently comprised of four non-employee Directors, all of whom the

(2)
Messrs. Andress and Andrews joined the Committee on May 24, 2007. Mr. Stanley Raphael retired from the Board and the Committee as of May 23, 2007 and Mr. Sfondrini served on the Committee in 2006 through the beginning of 2007.

  Board has determined are independent within the meaning of Marketplace Rule 4200(a)(15) of the Nasdaq Stock Market. In December 2003, the Board established a charter for the Corporate Governance/Nominating Committee (the "Corporate Governance/Nominating Committee Charter") setting forth the purpose, goals and responsibilities of the Corporate Governance/Nominating Committee, which is available on the Company's website at www.edgepet.com by first clicking on "About Us" and then "Corporate Governance." The charter is also available in print to any stockholder who requests it. The functions performed by the Committee are to:

  •
  make non-binding recommendations with respect to the nomination of directors to serve on the Board of Directors of the Company for the Board's final determination and approval;

  •
  review the Board's corporate governance guidelines annually;

  •
  undertake CEO succession planning;

  •
  make recommendations on director compensation to the Board; and

  •
  perform any other duties that may be assigned by the Board from time to time.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

        The Compensation Committee, composed of Messrs. Andress, Clarkson, Shower and Work (Chairman), is responsible for reviewing and implementing the Company's executive compensation program. The role of the Committee is to oversee our compensation and benefit plans and policies, administer the Incentive Plan (including reviewing and approving equity grants to executive officers) and review and approve annually all compensation decisions relating to the Chairman and CEO, the Chief Financial Officer and the other executive officer named in the Summary Compensation Table (the "executive officers"). The Committee submits its decisions regarding compensation for the executive officers to the Non-Employee Directors of the Board for ratification.

        While this Compensation Discussion and Analysis describes the Company's historical compensation practices, as previously announced the Company is exploring strategic alternatives, which could include a potential merger or sale of the Company. As a result, our compensation practices, both pending the outcome of this process and going forward, may differ from those of the past.

Philosophy and Objectives of the Executive Compensation Policy

        The Compensation Committee, in establishing the components and levels of compensation for its executive officers, seeks:

  •
  to enable us to attract and retain highly qualified executives in key positions and ensure that compensation paid to key employees remains competitive relative to the compensation paid to similarly situated executives of peer companies;

  •
  to provide compensation to the executive officers that both they and the stockholders perceive as fair and equitable;

  •
  to provide financial incentives in the form of cash bonuses and equity compensation in order to align the interests of executive officers more closely with those of the stockholders of the Company;

  •
  to reward performance as measured against established objectives and goals; and

  •
  to motivate our executives to increase stockholder value by improving corporate performance and profitability.

        Fundamentally, we have in large part a pay-for-performance, at-risk compensation philosophy, and our short and long-term incentive compensation programs provide enough flexibility for the Committee to appropriately reward our executive officers when it believes the Company's overall performance, as well as the executives' performances, justify doing so. When our operating and financial performances exceed expectations, the potential for significant rewards exists. The Committee believes that compensation should also be structured to ensure that a significant portion will be at risk—that is, it will generally be earned or increased only when the Company overall or the executive officers are successful in ways that are aligned with and support stockholder interests. We believe that this overall approach to executive compensation should be perceived as fair and equitable to both the executive officer and the stockholders.

        Historically, and in fiscal 2007, a significant portion of total potential compensation to our executive officers has been in the form of incentive compensation that is at-risk, comprised of performance-based cash bonus opportunities and grants of restricted stock. For the fiscal year ended 2007, at-risk compensation, consisted of grants of restricted stock (no performance-based bonuses were awarded), constituted the following percentages of each executive officer's total compensation package:

Executive Officer	Percentage of Total Compensation Received from 2007 Base Salary and Other Benefits(1)(3)	Percentage of Total Compensation received from At-Risk 2007 Compensation(2)(3)
John W. Elias	61%	39%
John O. Tugwell	71%	29%
Michael G. Long	67%	33%

(1)
This percentage is based upon amounts received by the executive officers from base salary and the amounts set forth under "All Other Compensation" in the Summary Compensation Table appearing later in this report.

(2)
This percentage is based upon the grant date value of restricted stock granted in 2007 described below. No amounts are included in respect of the 2007 performance-based annual bonus plan, as no bonuses were paid. There have been no restricted stock grants made thus far in 2008 to executive officers.

(3)
The percentages in this table are based on the market value of stock grants on the grant date, unlike the Summary Compensation Table where value of stock grants are based upon FAS 123R expense; therefore, the percentages vary from those that would be obtained by using the values shown in the Summary Compensation Table.

        In establishing stock and bonus award levels, we generally do not consider the equity ownership levels of the executive officers or prior awards that are fully vested. It is our belief that competitors who might try to hire away these employees would not give credit for equity ownership in the Company. Accordingly, to remain competitive we believe that we cannot afford to give credit to that factor either.

        There is no pre-established policy or formula that controls our compensation decisions including the allocation between cash and non-cash or short-term and long-term incentive compensation. Rather, the Committee seeks to create what they believe is the most appropriate allocation among the compensation components described below in "—Executive Compensation Components." When setting the executive officers' compensation, the Committee reviews information provided by the Mercer Energy Company Compensation Survey (the "Mercer Survey") or other benchmark data derived from information reported in publicly-available proxy statements or other sources. The Mercer Survey is produced by an independent consultant that surveys and compiles annual energy sector compensation information, including salaries, bonuses and long-term equity-based awards, and, for its 2007 survey, contains information gathered from over 217 companies in the energy sector. The peer companies utilized in the Mercer Survey are not predetermined by us and are broken down into categories according to industry segment, geographic area and annual revenues and sales. The peer companies' annual revenue and sales range from less than $100 million to $1.2 billion or more. We generally compare ourselves to the data applicable to companies in the $100 million to $700 million range in annual revenues and sales. We feel that in attracting and retaining well-qualified and talented employees, we are competing against companies both inside and outside the exploration and production segment of the oil and gas industry, so we do not restrict our review to only the exploration and production category of energy companies. The independent compensation consultant from whom the survey is obtained does not receive compensation from the Company other than a fee of less than $2,000 to provide the annual compensation survey information, and the consultant does not attend the Committee meetings. The Company, at the request of the Compensation Committee, purchases the Mercer Survey to assist the Committee in its review of salaries, bonuses and equity-based awards. The Committee does not retain a separate outside advisor or purchase any other compensation survey or report that is specifically for executive compensation, although it does, on occasion, consider other benchmark data derived from other public and private sources. While the Committee takes into consideration the Mercer Survey and other benchmark data, that information is just one factor considered by the Committee, and the Committee does not adhere to any rigid guidelines regarding the use of benchmarks.

        In addition to reviewing market analyses of pay levels and considering individual performance related to each executive officer, the Committee considers the total compensation of each executive officer relative to each other executive officer and relative to other members of the management team. All employees, including the executive officers, are assigned to pay grades, determined by comparing position-specific duties and responsibilities. Each pay grade has a salary range with corresponding annual and long-term incentive award opportunities. The pay grades range from 6 to 22. Executive officers fall in grades 18 and above. Although Mr. Elias' position falls in grade 22, the Committee, with which Mr. Elias concurred, had determined that for compensation purposes, he will be treated as if he were a grade 21 pay level. Compensation paid to an employee generally must be within the parameters for his or her pay grade. We feel this approach insures more consistent compensation opportunities for members of management with similar duties and responsibilities.

        In the case of Mr. Elias, his compensation is also determined in part by the terms of his employment agreement, which is discussed in more detail below under "—Other Benefits—Employment Agreements." His agreement provides for a minimum base salary of $350,000, that his base salary may be increased, but not decreased, and minimal annual bonus plan opportunities of at least 50% of base salary for target performance and at least 100% of base salary at the maximum performance level.

Role of Executive Officers in Compensation Decisions

        Equity awards, as well as bonuses and changes in salaries for all employees, including the executive officers, are individually determined and administered by the Compensation Committee and ratified by the non-employee Directors. In the case of the executive officers other than the Chief Executive Officer, his recommendations are taken into account. The Chief Executive Officer assists the Compensation Committee by:

  •
  preparing agendas for the meetings of the Compensation Committee;

  •
  annually reviewing each of the other executive officer's performance with the Committee, as well as other key employees;

  •
  recommending salary rate ranges and bonus target opportunities for the other executive officers and employees;

  •
  recommending salary, bonus and long-term incentive (stock) awards for other executive officers and employees; and

  •
  attending Compensation Committee meetings, except during executive session.

        The Chief Executive Officer's participation is meant to provide the Compensation Committee with input regarding the Company's compensation philosophy, process and decisions, but all executive compensation decisions are made by the Committee and submitted to the non-employee Directors for ratification. In addition to providing factual information as described above, Mr. Elias articulates management's views on current compensation programs and processes, recommends relevant performance measures to be used for future awards and otherwise supplies information to assist the Committee. The Compensation Committee meets outside the presence of all executive officers when analyzing the Chief Executive Officer's performance and considering his compensation. The Human Resources Department of the Company also supports the Committee in its work in determining competitive compensation levels, including for executives, analyzing data regarding compensation levels and programs specific to peer-group companies in the energy business as provided by the Mercer Survey.

Executive Compensation Components

        For the fiscal years ended December 31, 2006 and 2007, the principal components of compensation for the executive officers, as well as other employees, were:

  •
  Base Salary

  •
  Performance-Based Cash Bonus

  •
  Long-Term Equity-Based Compensation

  •
  401(k) Employee Savings Plan

  •
  Health and Welfare Benefits, such as medical, dental, vision care, disability insurance, and life insurance

  •
  Severance Benefits under Change of Control Agreements

Each of these components is discussed in greater detail below, along with a description of our philosophy on achieving an appropriate balance between the same.

        Base Salary.    Base salaries of the executive officers (including that set forth in Mr. Elias' employment agreement as described below under "—Other Benefits—Employment Agreements") are determined based on the Compensation Committee's review of a number of factors, including comparable industry data contained in the Mercer Survey and other sources and individual factors such as an executive's specific responsibilities, experience, individual performance and growth potential. In the case of the executive officers other than the Chief Executive Officer, the Committee also considers his recommendations. Based on these factors, the Committee establishes base salary rate ranges for each position that fall within the salary ranges established for individual pay grades, as discussed above in "—Philosophy and Objectives of the Executive Compensation Policy." The Compensation Committee's salary recommendations are subject to ratification by the full Board in the case of executive officers other than the Chief Executive Officer and by the non-employee directors in the case of the Chief Executive Officer. The base salary ranges were not changed for any of the executive officer positions in 2006. At their January 2007 meeting, after reviewing the Mercer Survey and other studies of energy company salaries, the Committee recommended a 5% increase to the salary rate ranges for all pay grades, including those of executive officers. The salaries are generally reviewed on an annual basis, as well as at the time of a promotion or other change in responsibilities. Increases in salary are generally based on an evaluation of the individual's performance and level of pay compared to the peer-group companies, and can include merit increases or cost-of-living increases, or a combination of both. As discussed below in "—Other Benefits—Employment Agreements," Mr. Elias' employment agreement requires the Compensation Committee to annually review his base salary and make a recommendation to the Board of Directors regarding possible increases. Under the terms of Mr. Elias' employment agreement, the Board of Directors may, in its sole discretion, increase, but not decrease, his base salary. In general, executive officers and other employees of the Company are reviewed for potential salary increases on or about April 1 of each year.

        At their March 2007 meeting, the Committee approved base salary increases as follows: Mr. Elias' salary was increased from $350,000, the minimum salary provided for under his employment agreement, to $400,000, effective April 1, 2007; Mr. Tugwell's base salary was increased from $235,000 to $246,000; and Mr. Long's base salary was increased from $227,000 to $238,000, also effective April 1, 2007. The Committee based its approval of these increases in base salaries upon general competitive compensation levels, based on the Mercer Survey, and industry conditions. The 2007 increases reflect a 4.7% increase in Mr. Tugwell's salary, a 4.8% increase in Mr. Long's salary and a 14.3% increase in Mr. Elias' salary. In 2006, base salaries for Messrs. Tugwell and Long were increased in April and October on the basis of similar factors as well as 2005 performance. The combined 2006 increases reflected at 14.6% increase in Mr. Tugwell's salary and a 13.5% increase in Mr. Long's salary. In 2006, Mr. Elias declined an increase in base salary recommended by the Compensation Committee. After a review of all 2007 operating and financial results and performance factors, as compared with the goals and objectives of the executive officers, the Committee at their March 2008 meeting decided not to recommend an increase in the base salaries of the executive officers. The non-employee Board ratified that decision at their March 2008 meeting.

        Performance-Based Cash Bonus.    The Company also offers each of its executive officers an opportunity to earn additional cash compensation in the form of annual cash bonuses following attainment of specified Company performance objectives established by the Committee and certain individual performance objectives established at the beginning of the year. The Committee believes that making a significant portion of executive officer compensation subject to the Company attaining specified performance objectives and strategic goals and the individual meeting certain individual objectives motivates the executive officers to increase their respective individual efforts on behalf of the Company. The Committee believes that it is appropriate that the Company's executive officers' compensation be more heavily weighted as to whether the Company attains its specified performance objectives and strategic goals and less dependent on the executive's attainment of individual goals. For pay grades lower than 15, which does not include executive officers, the Company's performance is weighted less heavily, and the individual's performance is weighted more heavily. The objectives and goals are specifically set to be challenging, yet achievable, with strong performance from the executive officers and the employees of the Company as a whole.

        Under the Company's bonus program, the Compensation Committee uses discretion in determining each executive officer's annual bonus, after reviewing the Company performance objectives, individual performance objectives, overall financial and operational performance of the Company, compensation survey data and recommendations of the Chief Executive Officer with respect to the other executive officers. These determinations are submitted to the non-employee Directors for ratification. The amount of bonus that may be earned is based on a targeted percentage of the individual's annual salary, subject to a maximum-targeted percentage, and is subject to adjustment by the Committee. Total bonus opportunities for 2006 and 2007 performance for Mr. Tugwell ranged from 0% to 120% of base salary, with a target payout of 60%; for Mr. Long from 0% to 110% of base salary, with a target payout of 55%; and for Mr. Elias from 0% to 130% of base salary, with a target payout of 65%. The bonuses of the executive officers for 2006 and 2007 performance were based 80% on Company performance and 20% on achievement of the individual's performance objectives.

        Company Performance.    The Company performance component of the bonus is based on:

  •
  achievement of performance objectives as established by the Committee,

  •
  subject to adjustment at the discretion of the Committee based achievement of overall Company financial goals.

        The Company performance objectives for 2007 consisted of:

  •
  specified annual increases in reserves (weighted 40%);

  •
  specified annual increases in production (weighted 30%);

  •
  competitive finding and development costs ("F&D") (weighted 15%);

  •
  lease operating expense ("LOE") (weighted 7.5%); and

  •
  control of general and administrative expenses ("G&A") (weighted 7.5%).

The Committee establishes the Company performance objectives annually based on those projected in the Company's annual budget and plan, as revised, for the applicable period, approved by management and reviewed and ratified by the Board of Directors. The target levels for performance objectives may differ from the budget and plan in a given year, but are intended to reflect planned performance over the course of a full annual business cycle. Accordingly, the target levels for the performance objectives are established with the expectation of paying out bonuses approximately at target, with a low probability of either failing to reach the minimum threshold level or reaching the maximum level. Both the LOE and G&A measures are calculated on a unit-of-production basis. G&A excludes capitalized costs and restricted stock grants. In addition, the F&D objective is calculated as a three-year moving average obtained by dividing capital expenditures by new reserves net of revisions without including acquisitions. This is the only category of the performance objectives where acquisitions are excluded. The objectives for reserve growth, production growth and competitive F&D costs are the major components of the Company's bonus program.

        The bonus components described above are based generally upon specific performance criteria for each component. Payouts can range from 0% to 200% of target bonuses. The minimum threshold performance to begin earning a payout for each component for 2007 performance is listed below. Payout is prorated based on actual performance for each objective, subject to a maximum payout level of 200%.

  •
  Reserve Growth—3.1% or greater

  •
  Production Growth—7.4% or greater

  •
  Finding & Development Costs (3-year moving average)—$3.85 per Mcfe or less

  •
  Lease Operating Costs—$0.57 per Mcfe or less

  •
  G&A Expenses—$0.60 per Mcfe or less

        For 2007, the Company did not achieve its minimum thresholds to earn a payout in any area of the Company's performance objectives. For 2006, the Company did not achieve its minimum thresholds in the areas of reserve growth, F&D costs and G&A expense. Production growth was slightly above the minimum threshold required to earn a payout but well below expectations and LOE expense was significantly better than the minimum threshold required to earn a payout. However, no bonuses were paid with regard to the Company performance component of the bonus program for reasons discussed below.

        Overall Financial Goals.    With respect to the bonus for the executive officers, the Committee considers, but does not rely solely on, the above predetermined formulas when evaluating achievement of the Company's performance objectives. In this respect, the Committee also considers whether the Company was successful in meeting its overall financial goals. This is a subjective assessment, with no particular weighting given, but this objective is considered by the Committee in determining executive officer bonuses. The financial goals for the Company for 2006 and 2007 were:

  •
  to ensure that funds are available to execute the Company's overall recommended capital expenditure program as projected in its annual approved budget and plan while maintaining a prudent financial structure with a debt-to-total-capital ratio of less than 30% (however, it is recognized that from time to time this ratio will be exceeded due to acquisitions);

  •
  to fund the approved capital expenditure program, excluding acquisitions, from internal cash flow rather than taking on additional debt; and

  •
  building pre-tax cash flow from exploration and production activities to a level sufficient to provide the necessary funds to conduct a program that will provide consistent physical (reserve and production) and fiscal (cash flow and net income) growth for the Company.

The Committee, in its judgment, recognized that the Company was able to maintain a relatively conservative balance sheet in 2007 when measured against these overall financial goals. Nevertheless, the Committee found that:

  •
  The Company exceeded its debt-to-total-capital ratio of 30%; and

  •
  The Company borrowed approximately $18.4 million to fund its capital spending program (excluding acquisitions) because cash flow was less than expected for the full year.

        For all the above reasons, at their March 2008 meeting, the Compensation Committee recommended, and Mr. Elias concurred, that no bonus payout of the Company performance portion of the bonus program be made for 2007 performance for all employees, including the executive officers. The non-employee directors ratified this decision at their March 2008 meeting. With respect to 2006, the Compensation Committee made similar findings and also noted the Company's increase in overall debt level during 2006, and recommended, with Mr. Elias' concurrence, that no bonus payout of the Company performance portion be paid.

        Individual Performance.    In evaluating an executive officer's performance towards his or her individual objectives (weighted at 20% of total bonus target), the Compensation Committee uses its discretion and assesses performance by the executive officer against mutually defined expectations. The process includes individual appraisal components that are both objective and subjective. This includes an assessment of how the executive performed relative to defined roles and accountabilities, quantifiable objectives such as meeting the Company's specific fiscal or physical targets, overall performance of the Company, and a more subjective assessment of a number of performance attributes such as teamwork, communication, participation leadership, decision making, creativity/innovation, planning and organization and performance management. With regard to individual objectives, there are no specific formulas. The Committee makes an assessment, in its judgment, of the degree to which individual objectives have been satisfied. Individual performance of the executive officers, except the Chief Executive Officer, is first assessed by the Chief Executive Officer, who makes recommendations to the Compensation Committee for its consideration.

        In the case of Messrs. Long and Tugwell, as part of their individual objectives, they are expected to ensure that attractive investment opportunities are identified on an ongoing basis and ultimately added to the company's portfolio in order to provide opportunities for future growth. These opportunities can take on many forms such as seismic options, new acreage leases, farm-ins and/or farm-outs, joint exploration ventures, and acquisitions of producing properties that have upside potential. In doing so,

Messrs. Long and Tugwell are expected to apply the most appropriate technology in an effective manner while ensuring that constant attention is given to managing cost effectively. The Company's total expenses (i.e. LOE, production and ad valorem taxes, G&A and net interest and dividends) on a dollar per unit-of-production basis are expected to be in the lowest quartile of our peer group. They are expected to make intelligent and timely hedging decisions to help mitigate the adverse impact commodity price volatility can have on cash flow and the Company's ability to continue expanding its program. Messrs. Long and Tugwell also have essentially the same roles and accountabilities as Mr. Elias, as discussed below, except they are applicable to their specified functional areas of responsibilities.

        After a review of all 2007 operating and financial results and performance factors, as compared with the goals and objectives of Messrs. Tugwell and Long, the Compensation Committee determined at its March 2008 meeting that these individual objectives were not reached with respect to 2007. For the reasons discussed above, at their March 2008 meeting, the Compensation Committee recommended to the Board of Directors that no payout of the individual portion (20%) of the bonus program be made for Messrs. Tugwell and Long for 2007.

        With respect to the individual performance of Messrs. Long and Tugwell in 2006, the Compensation Committee approved the full amount of potential bonus payments under the individual performance component (20%) of their bonus program based on achievement of the objectives discussed above and also taking into account the effort involved in connection with acquisitions.

        With respect to Mr. Elias, the 20% of his bonus based on individual performance is based on achievement of individual roles and accountabilities, achievement of short-term objectives and progress toward achievement of long-term goals. The roles and accountabilities for Mr. Elias included:

  •
  Providing overall leadership for all aspects of the Company;

  •
  Overseeing, developing and implementing the Company's budget, plan, objectives and goals;

  •
  Monitoring and directing progress in achieving the Company's budget, plan, objectives and goals;

  •
  Ensuring legitimate interests of the Board, shareholders, management and others are considered;

  •
  Reviewing and approving operating, financial and personnel matters; and

  •
  Building and maintaining an industry network in order to help achieve the Company's goals and objectives.

The short-term individual objectives for Mr. Elias included:

  •
  achieving a consistent pattern of reserve growth at a competitive finding and development cost;

  •
  achieving a consistent pattern of production increases in a cost-effective manner;

  •
  maintaining a prudent financial structure that provides the flexibility to effectively execute the Company's business plan (a debt-to-total capital of less than 30% and internal cash flow sufficient to fund the Company's desired program);

  •
  expanding and/or increasing the Company's reserve base and production via an acquisition or merger that is not detrimental to the Company's financial structure; and

  •
  expanding and/or increasing the Company's reserve base and production in the immediate and longer-term through organic growth in new grass root exploration and/or exploitation plays.

In addition, beginning in 2006, the Committee and Mr. Elias focused on certain longer term (three-year) goals for the Company. Specifically, the Compensation Committee and Mr. Elias agreed on the following long-term goals for the Company:

  •
  growing year-end reserves to the range of 200 to 250 Bcfe by year-end 2008;

  •
  obtaining a reserve-to-production (R/P) ratio of 10 years by year-end 2008; and

  •
  growing annual production to the range of 20 to 25 Bcfe by year-end 2008 (which represents a sustained producing rate of 54.8 to 68.5 MMcfe per day).

These three-year goals and other goals and targets described herein are aspirational in nature and are forward-looking statements. We cannot assure you that they will be achieved and actual outcomes may vary materially. These goals involve risks and uncertainties, including, but not limited to, those set forth under ITEM 1A. "RISK FACTORS" and other factors detailed in our Annual Report on Form 10-K and our other filings with the SEC. The Committee and Mr. Elias agreed that the above longer term goals are to be achieved on a cost-effective basis and not at the expense of the long-term viability of the Company.

        As noted above, it was the judgment of the Compensation Committee that the Company did not achieve the overall objectives and goals established by the Company and Mr. Elias did not, nor did the Company, achieve targeted performance levels of reserve growth, production and finding and development cost set out in the 2007 approved budget and plan. In spite of completion during January 2007 of the largest acquisition in the Company's history, which was fully integrated into our business over the course of the year, the levels of reserves and production the Company had anticipated to attain in 2007 did not materialize. The Committee felt that the 2007 operating and financial results should be the major components used to determine whether Mr. Elias should earn an annual bonus award for 2007 individual performance. After review of all 2007 operating and financial results and performance factors, as compared with the goals and objectives for Mr. Elias, it was the judgment of the Compensation Committee, and Mr. Elias agreed, that no bonus award for 2007 would be made to Mr. Elias for the individual component, and the non-employee Directors of the Board ratified this decision at their March 2008 meeting. No bonus was paid to Mr. Elias under the individual component with regard to 2006, including on the basis of 2006 operating and financial results.

        Long-Term Equity-Based Compensation.    The Company has relied on grants of stock options and grants of restricted stock under its Incentive Plan and, in the past, in the case of Mr. Elias, outside of the Incentive Plan, to provide long-term incentive-based compensation. All equity grants made in 2007 were pursuant to the Incentive Plan.

        In recent years, we have relied primarily on restricted stock, as opposed to stock option, awards. A restricted stock award is a grant of a right to receive shares that vest over time. As the stock award vests, the shares are owned outright. Such awards are made at the discretion of the Compensation Committee and are ratified by the non-employee Directors. Relevant factors in the determination of grants, which are not subject to any particular weighting, are

  •
  the impact the executive's performance had on the Company and what impact the executive is expected to have in the future;

  •
  the desire to retain the executive in the employ of the Company;

  •
  data regarding stock grants at comparable companies, including the Mercer Survey;

  •
  the relative grade level of the officers;

  •
  length of service with the Company;

  •
  the executive officers' base salary;

  •
  in the case of other executive officers, recommendations of the Chief Executive Officer; and

  •
  performance evaluation of each executive officer with respect to the prior fiscal year.

Awards of restricted stock are designed to encourage executive officers to retain an ownership interest in the Company, to align their interests with those of stockholders and to reward increases in the Company's share price over time.

        Historically, we awarded restricted stock that vested and was issued in equal one-third increments on the first, second and third anniversary of the date of grant. However, the Compensation Committee and the Board of Directors have determined that restricted stock grants, beginning with those made in October 2006, should vest over a longer period of time than previous grants. We feel that a longer vesting schedule not only more closely aligns the executives' (and other employees') interests with those of the stockholders, it also encourages retention of highly qualified and talented employees whose abilities help the Company achieve its long-term goals. Accordingly, since August 2006, the Company has shifted to awarding restricted stock that vests 20% on the second anniversary of the grant date and vests 40% on each of the third and fourth anniversaries of the grant date.

        At their March 2007 meeting, the Compensation Committee approved restricted stock grants for Messrs. Elias, Tugwell and Long in the amounts of 20,000 shares, 10,000 shares and 10,000 shares, respectively. The grant date for this award was April 1, 2007. These restricted stock grants will vest 20% after two years (April 1, 2009) and 40% on each of the third and fourth anniversary dates of the grant date (April 1, 2010 and 2011). At its March 2008 meeting, the Board decided that, due to the Company's failure to meet its targeted objectives, no restricted stock grants would be made to employees, including executive officers, at that time.

        In March 2006, restricted stock grants were made to Messrs Elias, Tugwell and Long in the amounts of 12,000 shares, 5,400 shares and 5,400 shares, respectively. In August 2006 supplemental, one-time restricted stock grants were made to each of Messrs. Tugwell and Long in the amount of 30,000 shares, in recognition of the officers' performance and the competitive compensation market and other industry conditions.

        Grants of stock options to executive officers may be made by the Compensation Committee although none have been granted since 2003 except for a grant to Mr. Elias in 2004 pursuant to the terms of his employment agreement. Since inception of the Incentive Plan, options under the Incentive Plan have been granted to 56 current and former employees and Directors, at exercise prices ranging from $2.11 per share to $13.99 per share. For a discussion of the Company's philosophy on its shift away from granting stock options to employees, including the executive officers, in favor of awarding restricted stock grants, see "—Certain Policies of Executive Compensation Program—Company Shift Away from Issuing Stock Options in Favor of Restricted Stock Grants" below.

Other Benefits

        The Company provides a competitive benefits package to all full-time employees, which includes health and welfare benefits, such as medical, dental, vision care, disability insurance, life insurance benefits, a 401(k) savings plan, educational reimbursement, and severance benefits under change in control agreements. In 2007, the Company paid $50,757 in tuition and cost reimbursements in connection with a six-week executive training program that Mr. Tugwell attended at Stanford University at the Company's request. The Company has no other executive perquisite benefits (e.g. club memberships or company vehicles) for any executive officer with an incremental cost to the Company in excess of $10,000, and does not provide any deferred compensation programs or supplemental pensions to any employees, including the executive officers. The Company provides supplemental life insurance for Mr. Elias, in accordance with his employment agreement. The cost to the Company of both the educational costs and reimbursement to Mr. Tugwell and Mr. Elias' supplemental life insurance is reflected in the "Summary Compensation Table" below.

        401(k) Savings Plan.    The Company has a tax-qualified 401(k) Employee Savings Plan (the "401(k) Plan") for its employees generally, in which the executive officers also participate. Under the 401(k) Plan, eligible employees are permitted to defer receipt of their compensation up to the maximum amount allowed by law, with the employee's contribution not to exceed $15,500 for the current year (subject to certain limitations and exceptions imposed under the Internal Revenue Code of 1986, as amended (the "Code")). The 401(k) Plan provides that a discretionary match of employee deferrals may be made by the Company in cash or stock. Pursuant to the 401(k) Plan, in 2007 the Company elected to match 100% of the first 8% of employee deferral, subject to limitations imposed by the Internal Revenue Service. The amounts held under the 401(k) Plan (except for matching contributions by the Company in Common Stock) are invested among various investment funds maintained under the 401(k) Plan in accordance with the directions of each participant. Except for customary "blackout" periods imposed from time to time by the Company on all employees including executive officers, the 401(k) Plan does not restrict employees from selling vested shares of the Company's Common Stock held in the plan. Salary deferral contributions by employees under the 401(k) Plan are 100% vested. Company contributions vest 50% at the completion of the first year of employment with the remaining 50% vesting at the completion of the second year of employment. All Company contributions after the completion of the second year of employment are fully vested. Participants or their beneficiaries are entitled to payment of vested benefits upon termination of employment. The Company contributions to the executive officers, except in the case of Mr. Elias, as he does not participate in the 401(k) Plan, are shown below on the Summary Compensation Table.

        Change in Control Severance Agreements.    The Company has entered into a severance agreement with each employee of the Company, including the executive officers. These agreements grant severance benefits in the event of a qualified termination of employment within two years of a change of control. The oil and gas industry is constantly evolving and changing, including through acquisitions and mergers. The Company has chosen to enter into change of control agreements with all of its employees, including the executive officers, to promote stability and continuity of management and personnel. The Company feels that by protecting employees from any potential economic upheaval in their personal lives at the time of a change in control, employees will be better able to focus on the work at hand. The severance agreements executed by the executive officers are "double trigger" agreements, not "single trigger." In other words, benefits are payable following a change of control only if the executive is terminated without cause or resigns for good reason. The Company feels that linking severance benefits to a change of control will eliminate, or at least reduce, any reluctance of senior management to pursue potential change in control transactions that may be in the best interests of the stockholders. Information regarding applicable payments and other benefits under such agreements for the executive officers is provided under the heading "—Potential Payments Upon Change in Control or Termination" below. The severance agreements of all of the Company's employees were amended and restated in April 2008 to make them exempt from or conform to the requirements of Section 409A of the Internal Revenue Code of 1986, as amended and the final and transitional guidance promulgated thereunder (collectively, "Section 409A"). The amendments change the timing of certain payments under the severance agreements of the executive officers in accordance with the requirements of 409A, but do not change the amount of such payments. In the case of Mr. Elias' severance agreement, the amendment also clarifies that in the event severance benefits would otherwise be payable under both the severance agreement and any other plan or agreement, including the employment agreement described below, Mr. Elias has agreed that he will receive only the benefits specified under his severance agreement and the continuation of certain term life insurance as provided for under his employment agreement.

        Employment Agreements.    In addition to the components of executive compensation described above, Mr. Elias is a party to an employment agreement originally dated effective November 16, 1998 with the Company, which agreement was approved by the Board as a whole and the Compensation Committee. In doing so, the Board and Compensation Committee considered a variety of factors, including a review of comparable industry data, the compensation package of Mr. Elias' predecessor at the Company and negotiations between Mr. Elias and the Compensation Committee. The Company entered into an employment agreement with Mr. Elias in order to induce and retain the employment of Mr. Elias and to stimulate his active interest in the development and financial success of the Company and the term of the agreement was designed to give the Company the ability to retain Mr. Elias' services until his retirement. The Employment Agreement had an initial term of three years from January 1, 1999, and is extended automatically for successive one-year periods on each anniversary of the effective date unless either Mr. Elias or the Company provides the other with advance notice of non-renewal. If either the Company or Mr. Elias gives notice of non-renewal, no automatic extension shall occur and Mr. Elias' employment will terminate on the third November 16th to occur following that notice; that is, his employment may continue for a period of up to three years following the notice. Most recently, the agreement was renewed on November 16, 2007, based on largely the same considerations as when originally entered into.

        The employment contract of Mr. Elias provided for an initial minimum salary of $350,000, and requires the Compensation Committee to annually review his base salary and make a recommendation to the Board of Directors regarding possible increases. Such recommendations are made on or about April 1 of each year after careful review of the Company's and Mr. Elias' performance. Under the terms of Mr. Elias' employment agreement, the Board of Directors may, in its sole discretion, increase but not decrease his base salary. As discussed above under "—Executive Compensation Components-Base Salary," the Committee recommended and the Board awarded an increase in base salary for Mr. Elias of $50,000, effective April 1, 2007. Mr. Elias' employment agreement also provides that he have annual bonus plan opportunities of at least 50% of base salary for target performance and at least 100% of base salary at the maximum performance level. His employment agreement also provided for awards of non-qualified stock options in the past, the final grant being 50,000 shares on April 1, 2004. No further stock options will be granted under his employment agreement. Mr. Elias is the only employee with which the Company has entered into an employment agreement. Mr. Elias' employment agreement also entitles him to certain benefits upon a termination of employment. See "—Potential Payments Upon Change in Control or Termination" below for information about Mr. Elias' employment agreement and the potential payments and benefits to Mr. Elias upon termination of his employment with the Company. The employment agreement was amended and restated in April 2008 in connection with the amendment and restatement of Mr. Elias' severance agreement for purposes of Section 409A.

        Other Paid Time-Off Benefits.    The Company provides vacation and other paid holidays to all employees, including the named officers, which are comparable to those provided at other companies in a similar industry.

Certain Policies of Executive Compensation Program

        Timing of Equity-Based Compensation.    Stock option grants and restricted stock grants are effective as of the grant date, and options are priced at "fair market value" on the date of the grant. The Incentive Plan defines "fair market value" as the mean between the high and low price of the Company's stock on the grant date or, if the grant date is not a day when the stock market is open, the last preceding date for which trading data is reported by the market. Equity grants are only made to executive officers during the normal annual compensation-setting cycle (on or about April 1 of each year) except under circumstances discussed under the heading "—Exceptions to Usual Procedures" below and except in the case of new hires that begin employment outside the time of the annual compensation-setting cycle.

        Company Shift Away from Granting Stock Options In Favor of Restricted Stock Grants.    In the last four years, the Compensation Committee has approved the award of restricted stock instead of stock options because, in the view of the Compensation Committee:

  •
  restricted stock is a better way to provide significant equity compensation that can generate more predictable long-term rewards than stock options; and

  •
  restricted stock, as opposed to stock options, more closely aligns the interests of the executive officers and other employees with those of the stockholders in seeking consistent long-term performance of the Company.

        Exceptions to Usual Procedures.    The Compensation Committee may from time to time approve (subject to ratification by the Board) the payment of special cash compensation or the grant of special equity-based awards to one or more of the executive officers, as it did in August 2006, in addition to payments and grants approved during the normal annual compensation-setting cycle. The Committee might make such a recommendation if it believes it would be appropriate to reward one or more executive officers in recognition of contributions to a particular project, or in response to competitive and other factors that were not addressed during the normal annual compensation-setting cycle. The Committee may also recommend adjustments to the annual performance-based objectives to take into consideration extraordinary, unusual or other occurrences that may happen during a fiscal year that cause the Committee and the Board to conclude that the measure or measures as so established do not in fact achieve the Company's overall intended goals.

        Overriding Royalty Interests.    Since the Company's initial public offering, certain non-executive employees of the Company received grants of overriding royalty interests in oil and gas prospects of the Company where such interests had been earned pursuant to employment agreements between such employees and the Company. Effective June 1, 1999, all employment agreements which provided for overriding royalty interests were terminated. Pursuant to a policy adopted as of that date, no employee of the Company is entitled to an overriding royalty interest on any prospect that is defined and leased after July 1, 2000. Overrides which were earned in prospects prior to July 1, 2000 or assigned of record remain valid. Executive officers of the Company have not been entitled to receive overriding royalty grants since the Company's initial public offering. Prior to becoming an executive officer, Mr. Tugwell received overriding royalty interests under the Company's prior practice and has, and will in the future, receive payments pursuant to such interests.

        Security Ownership Requirement for Executive Officers.    The Company has not established any formal policies or guidelines addressing expected levels of stock ownership for the executive officers. However, the Company does have a stock ownership requirement for its non-employee Directors, as described in "Director Compensation—Stock Ownership Requirements for Directors" later in this report.

        Section 162(m) of the Internal Revenue Code.    Section 162(m) of the Internal Revenue Code of 1986, as amended, generally limits (to $1 million per covered executive) the deductibility for federal income tax purposes of annual compensation paid to company's executive officers in a taxable year. Compensation above $1 million may be deducted if it is "performance-based compensation" within the meaning of the Code. Option grants that are made outside of stockholder-approved plans, such as most of the options grants made to Mr. Elias, are generally subject to the deductibility limits of Section 162(m). In addition, restricted stock awards that vest solely on the basis of the passage of time are not considered performance-based compensation under Section 162(m), so compensation realized upon the vesting of restricted units awarded to executive officers to the extent the $1 million limitation is exceeded will not be deductible by the Company. In the future, while the tax impact of compensation arrangements is one factor the Committee will consider, that impact must be evaluated in light of the Company's overall compensation philosophy and objectives. Accordingly, the Committee will seek to qualify compensation for deductibility in instances where it believes that to be in the best interests of the Company but retains discretion to authorize the payment of nondeductible amounts.

        Compensation Committee Report—The Compensation Committee has reviewed the Compensation Discussion and Analysis included above and discussed the same with management of the Company and, based upon that review and discussion, recommends inclusion of the Company's Compensation Discussion and Analysis in this Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 and in its proxy statement.

The Compensation Committee:

Thurmon Andress
Jonathan M. Clarkson
Robert W. Shower
David F. Work, Chair

        Pursuant to the SEC Rules, the foregoing Compensation Committee Report is not deemed "soliciting material" and is not "filed" with the SEC.

Compensation Committee Interlocks and Insider Participation

        The members of the Compensation Committee during the last completed fiscal year were Thurmon M. Andress, Jonathan M. Clarkson, Robert W. Shower and David F. Work. There are no matters relating to interlocks or insider participation that the Company is required to report.

SUMMARY COMPENSATION TABLE

        The Summary Compensation Table set forth below contains information regarding the combined salary, bonus and other compensation of each of the executive officers with respect to 2006 and 2007.

Name and Principal Position	Year	Salary		Restricted Stock Awards(1)		Option Awards(2)		Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)		Total
John W. Elias Chairman of the Board, President and Chief Executive Officer	2007 2006	$ $	387,500 350,000	$ $	195,956 156,795	$	— 68,937	0 0	$ $	4,040 4,040	$ $	587,496 579,772
John O. Tugwell Executive Vice President and Chief Operating Officer	2007 2006	$ $	243,250 220,000	$ $	188,099 100,342		— —	$0 56,000	$ $	66,257 15,000	$ $	497,606 391,342
Michael G. Long Executive Vice President and Chief Financial Officer	2007 2006	$ $	235,250 212,750	$ $	188,099 100,342		— —	$0 49,900	$ $	14,008 14,260	$ $	437,357 377,252

(1)
These amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2006 and 2007 in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No 123(R) ("FAS 123R") of awards made pursuant to the Incentive Plan, and thus may include amounts in respect of stock awards granted in and prior to 2006. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures. A discussion of the assumptions used in calculating these amounts may be found in Note 18 to our 2007 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. These amounts reflect the Company's accounting expense for these awards and do not correspond to the actual value that may be recognized by the executive officers.

(2)
The amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123R of option awards made to Mr. Elias in 2004. Pursuant to SEC rules, the amount shown excludes the impact of estimated forfeitures. The amount reflects the Company's accounting expense for this award and does not correspond to the actual value that may be recognized by the executive. A discussion of the assumptions used in calculating this amount may be found in Note 18 to our 2007 audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2007. All option awards to Messrs. Tugwell and Long were fully vested prior to the Company's adoption of FAS 123R; therefore, there was no accounting expense in 2006 or 2007 for any unexercised options held by them.

(3)
These amounts reflect the annual performance-based cash bonus awards for the performance year in which they were earned and are paid on or about March 15 of the following year. No bonus amounts were paid with respect to 2007. These awards are discussed in more detail under the heading "—Executive Compensation Components—Performance-Based Cash Bonus" of the "Compensation Discussion and Analysis" section above.

(4)
In the case of Mr. Elias, amounts shown represent payments by the Company for life insurance on his account. In the case of Mr. Tugwell , amounts shown represent the Company's contributions under its 401(k) Plan ($15,500) and tuition and related cost reimbursements made to Mr. Tugwell in 2007 ($50,757). In the case of Mr. Long, amounts shown represent the Company's contributions under its 401(k) Plan. Except for Mr. Tugwell's tuition and related cost reimbursement, none of the executive officers received perquisites with an incremental cost to the Company in excess of $10,000 in 2007.

        The 2007 Grants of Plan-Based Awards Table sets forth information regarding the estimated possible payouts of non-equity incentive plan awards to the executive officers based on Company performance and Restricted Stock Awards for 2007.

2007 GRANTS OF PLAN-BASED AWARDS

All Other Stock Awards; Number of Shares of Stock or Units(2)
Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)
Grant Date Fair Value of Stock Awards(3)
Name	Grant Date	Committee Action Date
			Threshold	Target	Maximum
John W. Elias	— 4/1/07	— 3/7/07	$(4 —)	$260,000 —	$520,000 —	— 20,000	$	— 205,066
John O. Tugwell	— 4/1/07	— 3/7/07	$(4 —)	$147,600 —	$295,200 —	— 10,000	$	— 102,533
Michael G. Long	— 4/1/07	— 3/7/07	$(4 —)	$130,900 —	$261,800 —	— 10,000	$	— 102,533

(1)
The amounts shown represent the potential target and maximum payment levels for 2007 performance under the Company's performance-based cash bonus program (a non-equity incentive plan). These amounts are based upon target and maximum percentages of each executive's base salary and based upon Company and individual performance, as described in "Executive Compensation Components—Performance-Based Cash Bonus" of the "Compensation Discussion and Analysis" section above No payouts of non-equity incentive plan compensation were in fact made to any executive officer with respect to 2007.

(2)
The amounts shown represent shares of restricted common stock of the Company that were granted to each executive officer in 2007. These awards were made under the Company's Incentive Plan. The stock subject to the April 1, 2007 awards vests and will be issued 20% at the second anniversary date of the grant (April 1, 2009) and 40% each on the third and fourth anniversary dates of the grant (April 1, 2010 and 2011).

(3)
These amounts reflect the grant date fair market value of the stock awards recognized for financial statement reporting purposes in accordance with FAS 123R.

(4)
There were no threshold amounts payable under the performance-based cash bonus program. Under the program, bonus payouts could range from $0 to the maximum amounts set forth above, as described in "Executive Compensation Components—Performance-Based Cash Bonus" of the "Compensation Discussion and Analysis" section above.

        The following Outstanding Equity Awards at Fiscal Year End 2007 table provides information with respect to the value of outstanding unexercised stock options and unvested stock awards held by the executive officers as of December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2007

	Option Awards(1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Option Exercise Price		Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested	Market Value of Non-Vested Shares or Units of Stock Held That Have Not Vested(2)
John W. Elias	— 200,000 50,000 50,000 50,000 24,000 50,000 50,000	$ $ $ $ $ $ $	— 4.22 3.16 8.88 5.18 5.59 3.88 13.99	— 01/08/2009 01/03/2010 01/02/2011 01/02/2012 04/01/2012 01/23/2013 04/01/2014	30,861 — — — — — — —	$183,006 — — — — — — —
John O. Tugwell	— 8,700 1,300 12,000	$ $ $	— 7.06 7.06 5.59	— 05/21/2009 05/21/2009 04/01/2012	45,161 — — —	$267,805 — — —
Michael G. Long	—		—	—	45,161	$267,805

(1)
All stock options granted by the Company to the executive officers are fully vested and the Company has not issued any stock options to executive officers since 2003 except to Mr. Elias on April 1, 2004. All options granted have a 10-year term. Michael Long has previously exercised all of his available options.

(2)
The value shown is based on a closing stock price of $5.93 per share as of December 31, 2007.

        Shown below in the 2007 Option Exercises and Stock Vested table is information regarding the value realized by the executive officers by virtue of the exercise of options or vesting of restricted stock.

2007 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name of Executive Officer	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting	Value Realized on Vesting(2)
John W. Elias	—	—	9,231	$115,249.04
John O. Tugwell	—	—	4,553	$56,844.21
Michael G. Long	—	—	4,553	$56,844.21

(1)
For value of exercised stock options, the exercise price for the exercised shares was subtracted from the market price at the time of exercise to determine the value realized by exercise of the options.

(2)
For restricted stock vesting, a price of $12.485 per share was determined by taking the average of the high and low prices of the stock on April 2, 2007, the first business day occurring after the vesting date.

Pension Benefits

        The Company does not have any defined benefit pension plan that provides for payments, pensions or other benefits at, following or in connection with retirement.

Non-Qualified Deferred Compensation

        The Company does not have any plan that provides for the deferral of compensation on a basis that is not tax-qualified.

POTENTIAL PAYMENTS UPON CHANGE IN CONTROL OR TERMINATION

        The Company has entered into three types of agreements with the executive officers, or certain of them as detailed below, which provide for payments upon a termination of employment: employment agreements, change of control severance agreements and restricted stock award agreements under the Incentive Plan.

Employment Agreement with Mr. Elias

        Mr. Elias is the only executive officer with whom the Company has entered into an employment agreement. Mr. Elias entered into an employment agreement with the Company effective November 16, 1998 and amended and restated on April 3, 2008 to comply with Section 409A of the Internal Revenue Code of 1986 ("Section 409A"). The amendments, which are reflected as appropriate in the following description of the agreement, change the timing of certain payments under Mr. Elias' agreement in accordance with the requirements of Section 409A, but do not change the amount of such payments. The agreement automatically renews for successive one-year terms and will continue to do so unless either party gives advance notice of non-renewal. Most recently, the agreement renewed on November 16, 2007. If either the Company or Mr. Elias gives notice of non-renewal, no automatic extension shall occur and Mr. Elias' employment will terminate on the third November 16th to occur following that notice; that is his employment may continue for a period of up to three years following the notice.

        Right of Company to Terminate Employment.    Notwithstanding the provisions regarding the term of agreement described above, the Company has the right to terminate Mr. Elias' employment at any time for any of the following reasons:

  •
  Mr. Elias' death;

  •
  Mr. Elias' becoming incapacitated by accident, sickness or other circumstances that render him mentally or physically incapable of performing the duties and services required of him under the agreement on a full-time basis with reasonable accommodations for a period of at least 120 consecutive days or for a period of 180 business days during any 12-month period (referred to in this description of the employment agreement as "disability");

  •
  For cause (as described below);

  •
  For Mr. Elias' material breach of any material provisions of the agreement that, if correctable, remains uncorrected for 30 days following written notice to Mr. Elias by the Company of such breach; or

  •
  For any reason at the sole discretion of the Board of Directors.

"For cause" means Mr. Elias' gross negligence, gross neglect or willful misconduct in the performance of the duties required of him or his final conviction of a felony or of a misdemeanor involving moral turpitude, excluding misdemeanor convictions relating to the operation of a motor vehicle.

        Right of Mr. Elias to Terminate Employment.    Notwithstanding the provisions regarding the term of agreement described above, Mr. Elias has the right to terminate his employment under the agreement at any time for any reason in his sole discretion or for any of the following reasons (the reasons below being referred to in this description of the employment agreement as "good reason"):

  •
  Company's material breach of any material provision of the agreement;

  •
  Company's assignment to Mr. Elias of duties and responsibilities that are materially inconsistent with the positions of Chief Executive Officer or Chairman of the Board;

  •
  Company's failure to reappoint Mr. Elias to the positions of Chief Executive Officer and Chairman of the Board; or

  •
  Change in Mr. Elias' principal place of employment by more than 50 miles.

In the case of the first three bullets above, Mr. Elias is required to give notice to the Company of the breach, assignment or failure within 90 days of its initial existence and such condition must remain uncorrected for 30 days before giving rise to the termination right (the "employment agreement correction period"). Mr. Elias' resignation must be within 30 days after the expiration of the correction period.

        Entitlement to Termination Benefits.    Mr. Elias is entitled to the termination benefits described below under the employment agreement if his employment is terminated for any of the following reasons:

  •
  His death or disability;

  •
  Termination of employment by the Company prior to expiration of term of agreement for any reason other than:

  •
  For cause; or

  •
  Material breach of agreement by Mr. Elias; or

  •
  Termination by Mr. Elias for good reason.

        Termination Benefits.    The termination benefits under the employment agreement, the timing of payment being dependent on the termination date, are as follows:

  •
  a "Salary Severance Amount" equal to his base salary then in effect for the unexpired portion of the term of the agreement (a period of up to three years), paid out as follows:

  •
  for a termination prior to January 1, 2008, payment of an amount in the aggregate equal to his base salary then in effect for the unexpired portion of the term of the agreement.

  •
  for a termination subsequent to January 1, 2008, but prior to June 30, 2008, an amount equal to (i) an immediate lump sum salary severance payment of $460,000, to be paid within five days of termination; plus (ii) on a date that is six months following the termination date, an intermediate lump sum salary severance payment equal to the total amount of base salary Mr. Elias would have received during such six-month period had he remained employed; plus (iii) following the six-month period described in (ii) of this paragraph, monthly payments equal to the monthly base salary payments Mr. Elias would have received had he remained employed through December 31, 2008 (provided that the sum of payments made under (i), (ii) and (iii) above shall not exceed the Salary Severance Amount defined above); plus (iv) on January 2, 2009 a cash lump sum payment equal to the amount of the Salary Severance Amount, if any, that remains unpaid following the payment of the amounts described under (i), (ii) and (iii) above.

  •
  for a termination subsequent to June 30, 2008, Mr. Elias shall receive an amount equal to (i) an immediate lump sum salary severance payment of $460,000 to be paid within five days of termination; plus (ii) the remaining balance of his Salary Severance Amount as reduced by the payment in (i) of this paragraph, such amount to be paid on the later of January 2, 2009 or five days after the termination date.

  •
  immediate vesting of all outstanding stock options granted by the Company to him which will remain exercisable for a period of 12 months after such termination (but in no event beyond the expiration of the original term of such stock option grants);

  •
  a lump sum cash payment equal to his prorated incentive target bonus in the year of termination (if termination is subsequent to January 1, 2008, to be paid on the later of (i) January 2, 2009 or (ii) five days following his termination date);

  •
  life insurance coverage ($1,000,000) and annual tax gross-up of premium payments shall continue to be provided for the unexpired portion of the term of the agreement (a period of up to three years),with the life insurance gross-up payment to be made on the later of January 2, 2009 or five days following Mr. Elias' termination date;

  •
  cash payments equal to the amount credited to his account under any employee profit sharing plan or stock ownership plans that are forfeitable in accordance with the terms of such plans; and

  •
  participation in the Company's group health plan (for the same cost the Company charges to active employees) for a period of up to 18 months after the date of termination.

        Covenants.    The employment agreement of Mr. Elias provides for a covenant limiting competition with the Company during employment with the Company and, except in the event that his termination was by the Board in its sole discretion, for as long as the Company is providing him with termination benefits. The agreement provides that Mr. Elias will not make any unauthorized disclosure of any confidential business information or trade secrets of the Company or its affiliates at any time during or after his employment with the Company and also contains a non-disparagement clause.

Change in Control Agreements

        All current employees of the Company, including Messrs. Elias, Tugwell and Long, are parties to severance agreements that provide for certain benefits in the event an involuntary termination of employment occurs within two years of a change of control of the Company. The agreements renew automatically for two-year terms unless the Board elects to terminate the agreement during the 60 days prior to such automatic renewal. Most recently, the agreements for Messrs. Elias, Tugwell and Long were renewed through January 1, 2010. The agreements for all employees, including Messrs. Elias, Tugwell and Long, were amended and restated on April 3, 2008 to comply with Section 409A. The amendments, which are reflected as appropriate in the following description of the agreement, change the timing of certain payments under Mr. Elias' agreements in accordance with the requirements of Section 409A, but do not change the amount of such payments. In the event a change of control occurs, the agreements are not subject to termination or amendment for a period of two years after the change of control, and if within the two year period following the change of control, an executive becomes entitled to severance benefits under the agreement, the agreement cannot be terminated.

        Change of Control.    Change of control is defined as any of the following occurrences:

  •
  The Company is not the surviving entity in any merger, consolidation or other reorganization (or survives only as a subsidiary of an entity other than a previously wholly-owned subsidiary of the Company);

  •
  The Company is to be dissolved and liquidated, and as a result of or in connection with such transaction, the persons who were directors of the Company before such transaction will cease to constitute a majority of the Board;

  •
  Any person or entity, including a "group" as contemplated by Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, acquires or gains ownership or control (including, without limitation, power to vote) of 20% or more of the outstanding shares of the Company's voting stock (based upon voting power), and as a result of or in connection with such transaction, the persons who were directors of the Company before such transaction cease to constitute a majority of the Board; or

  •
  The Company sells all or substantially all of the assets of the Company to any other person or entity (other than a wholly-owned subsidiary of the Company) in a transaction that requires stockholder approval pursuant to the Texas Business Corporation Act.

        Involuntary Termination.    An involuntary termination means any termination of employment with the Company other than:

  •
  Resignation by the executive (other than a resignation at the request of the Company or a resignation in connection with a change in duties described below);

  •
  Termination by the Company for cause (which is the same as described for purposes of Mr. Elias' employment agreement above);

  •
  Termination due to disability, as defined for purposes of the Company's long-term disability plan;

  •
  Termination due to death; and

  •
  In the case of Mr. Elias, his retirement, which is defined as his voluntary resignation (other than a resignation within 60 days after the date he receives notice of a change in duties or a resignation at the request of the Company).

As amended for Section 409A, if the executive has notified the Company of the existence of a change in duties (as defined below) within 90 days of its initial existence and the Company has not cured the condition within 30 days after such notice is provided (the "change in control correction period"), then a resignation of an executive is an involuntary termination if it occurs within 30 days after the date after the expiration of the change in control correction period. A change in duties means the occurrence, within two years after a change of control, any one of the following:

  •
  A significant reduction in the duties of the executive;

  •
  A material reduction in the executive's annual salary;

  •
  A change in location of executive's principal place of employment by the Company by more than 50 miles; and

  •
  In the case of Mr. Elias, the Company's failure to reappoint him to the positions of Chief Executive Officer, President and Chairman of the Board.

        Severance Benefits.    Pursuant to such agreements, if the executive officers' employment by the Company is subject to an involuntary termination occurring within two years after a change in control of the Company, the executive officer is entitled to receive:

  •
  A severance amount equal to 2.99 times the sum of his annual salary and target annual bonus in the case of Mr. Elias and 2.0 times the sum of their annual salary and target annual bonus in the case of each of Messrs. Long and Tugwell (in each case, the "severance amount");

  •
  For Mr. Elias, the portion of the severance amount attributable to his target bonus shall be paid in a lump sum within five days of his termination. In addition, a lump sum amount equal to the portion of the severance amount that exceeds the benefit payable under Mr. Elias' employment agreement shall be paid in a lump sum within five days of his termination. The remaining portion of the severance amount shall be paid as specified in Mr. Elias' employment agreement and described above under "Termination Benefits." Messrs. Long and Tugwell shall be paid their severance amounts in a lump sum within five days of termination;

  •
  Full vesting of any outstanding incentive awards (such as restricted stock grants) that had not previously vested or otherwise become exercisable;

  •
  Continued coverage in Company welfare and benefit plans for up to 36 months as long as the executive continues to pay the premiums or actual cost on the same basis as active employees;

  •
  Outplacement services up to a maximum cost to the Company of $6,000; and

  •
  A tax gross-up payment designed to keep the employee whole with respect to any excise taxes imposed by Section 4999 of the Internal Revenue Code.

        When Mr. Elias' severance agreement was amended and restated to comply with Section 409A, it was also amended to clarify that in the event severance benefits would otherwise be payable under both the severance agreement and any other plan or agreement, including his employment agreement, Mr. Elias has agreed that he will receive only the benefits specified under his severance agreement and the continuation of certain term life insurance as provided for under his employment agreement.

Restricted Stock Awards

        When a restricted stock award is made by the Company, including those made to the executive officers, under the Incentive Plan, a restricted stock award agreement is entered into between the Company and the individual. The award agreements provide for accelerated vesting of restricted stock at termination of employment if termination is:

  •
  By the Company without cause, as described below;

  •
  By the executive for good reason, as described below;

  •
  Due to death; or

  •
  Due to disability (in the case of Mr. Elias, as defined in his employment agreement and in the case of Messrs. Tugwell and Long as defined in good faith by the Company and/or by the Company's long-term disability plan).

        Under the award agreements, "cause" is defined as (1) having the same meaning as defined in any written employment agreement covering the subject employee or, in the absence of an employment agreement, (2) any of the following:

  •
  conviction in a court of competent jurisdiction of any felony or a crime involving moral turpitude;

  •
  the employee's knowing failure or refusal to follow reasonable instructions, policies, standards and regulations of either the Board or the Company;

  •
  continued failure or refusal to faithfully and diligently perform his or her duties of employment;

  •
  continuously conducting himself or herself in an unprofessional, unethical, immoral or fraudulent manner; or

  •
  exhibiting conduct that discredits the Company or is detrimental to the reputation, character and standing of the Company.

Under the award agreements, "good reason" is defined as (1) having the same meaning as defined in any written employment agreement covering the subject employee or, if such agreement exists but that term is not defined, but the agreement contains a provision permitting the executive to voluntarily terminate employment upon the occurrence of certain events on terms substantially equal to a termination by the Company without cause, good reason shall mean any of those events, or, in the absence of an employment agreement provision, (2) any of the following:

  •
  reduction in annual rate of salary;

  •
  failure by the Company to continue an employee benefit plan or the Company taking action to adversely affect the employee's participation in the benefit plan (unless such action adversely affects the senior management of the Company generally);

  •
  assignment to the employee of materially more oppressive or onerous duties;

  •
  relocation of the office more than 20 miles from the current location; or

  •
  failure of the Company to obtain the assumption in writing of the Company's obligations under the award agreement prior to a reorganization, merger, consolidation, disposition of all or substantially all assets or similar transaction in which the Company is not the survivor.

        Termination of Employment by the Company for Cause or by the Employee Other than for Good Reason.    If an executive officer terminates employment voluntarily, and not for good reason, any restricted stock awarded to the executive officer that has not previously vested is forfeited.

Termination and Change of Control Benefit Tables

        Under the individual agreements with the executive officers described above that address their termination of employment, each executive officer would be entitled to receive the following estimated benefits. These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the executive officers, which would only be known at the time that they become eligible for payment and would depend upon the circumstances of the executive officer's separation from the Company. The tables reflect amounts payable under the agreements assuming a termination of employment occurred on December 31, 2007.

        John W. Elias.    The following table shows the potential payments upon termination for John W. Elias, the Company's Chairman, President and Chief Executive Officer, as if such termination had occurred on December 31, 2007.

	By Mr. Elias			By the Company
	Resignation or Retirement	For Good Reason Without Change in Control	Due to Change in Duties Following Change in Control(1)	Without Cause	Without Cause Following Change in Control	For Cause	Disability or Death
Salary(2)		$1,149,589	—	$1,149,589	—	—	$1,149,589
Incentive Bonus(3)	—	$260,000	—	$260,000	—	—	$260,000
Cash Severance(4)	—	—	$1,973,400	—	$1,973,400	—	—
Equity(5)	—	$183,006	$183,006	$183,006	$183,006	—	$183,006
Health & Welfare(6)	—	$31,729	$54,031	$31,729	$54,031	—	$31,729
Outplacement Svc.	—	—	$6,000	—	$6,000	—	—
Tax Gross Up	—	—	$645,150	—	$645,150	—	—
Total	—	$1,624,324	$2,861,587	$1,624,324	$2,861,587	—	$1,624,324

(1)
Resignation is required to be given within 30 days after the expiration of the change in control correction period, as defined above in "—Change in Control Agreements—Involuntary Termination.".

(2)
Under Mr. Elias' employment agreement, if notice of termination was delivered on 12/31/2007, he would receive payment of an amount in the aggregate equal to his base salary then in effect for the unexpired term of the agreement (until November 16, 2010). Termination on or after January 1, 2008 will result in payments according to the payment schedule discussed above in "—Employment Agreement with Mr. Elias—Termination Benefits."

(3)
This value is based upon Mr. Elias' target bonus of 65% of base salary for 2007 and is included separately from the cash severance amount only to illustrate payments required to be made under his employment agreement. His employment agreement provides that such payment be prorated for months of service during the year; assuming termination of employment on December 31, 2007, 100% of the target bonus amount ($260,000) would be payable. Any termination of employment on or after January 1, 2008 would result in payment of the target bonus on the later of (i) five days following the termination date or (ii) January 1, 2009.

(4)
Cash severance payments are payable upon a qualified termination of employment following a change of control and are defined as 2.99 times the sum of Mr. Elias' current salary plus his targeted bonus opportunity.

(5)
Represents the potential value of accelerated vesting of shares of restricted stock that have been awarded to Mr. Elias but were unvested as of December 31, 2007 (30,861 shares) based upon the closing share price on December 31, 2007 ($5.93). All stock option awards held by Mr. Elias are fully vested, so no amount is included for early vesting.

(6)
Includes an approximate cost to the Company to continue payment of supplemental life insurance premiums in the amount of $9,427 if termination benefits are paid under Mr. Elias' employment agreement, which amount may not be due upon Mr. Elias' death.

        John O. Tugwell.    The following table shows the potential payments upon termination of employment for John O. Tugwell, the Company's Executive Vice President and Chief Operating Officer, as if such termination had occurred on December 31, 2007.

	By Mr. Tugwell			By the Company
	Resignation or Retirement	For Good Reason Without Change in Control	Due to Change in Duties Following Change in Control(1)	Without Cause	Without Cause Following Change in Control	For Cause	Disability or Death
Cash Severance(2)	—	—	$787,200	—	$787,200	—	—
Equity(3)	—	$267,805	$267,805	$267,805	$267,805	—	$267,805
Health & Welfare	—	—	$59,076	—	$59,076	—	—
Outplacement Svc.	—	—	$6,000	—	$6,000	—	—
Tax Gross Up	—	—	—	—	—	—	—
Total	—	$267,805	$1,120,081	$267,805	$1,120,081	—	$267,805

(1)
Resignation is required to be given within 30 days after the expiration of the change in control correction period, as defined above.

(2)
Cash severance payments are payable upon a qualified termination of employment following a change of control and are defined as 2.00 times the sum of Mr. Tugwell's current salary plus his targeted bonus opportunity.

(3)
Represents the potential value of accelerated vesting of shares of restricted stock that have been awarded to Mr. Tugwell but were unvested (45,161 shares) as of December 31, 2007 based upon the closing share price on December 31, 2007 ($5.93). All stock option awards held by Mr. Tugwell are fully vested, so no amount is included for early vesting.

        Michael G. Long.    The following table shows the potential payments upon termination of employment for Michael G. Long, the Company's Executive Vice President, Chief Financial Officer and Treasurer, as if such termination had occurred on December 31, 2007.

	By Mr. Long			By the Company
	Resignation or Retirement	For Good Reason Without Change in Control	Due to Change in Duties Following Change in Control(1)	Without Cause	Without Cause Following Change in Control	For Cause	Disability or Death
Cash Severance(2)	—	—	$737,800	—	$737,800	—	—
Equity(3)	—	$267,805	$267,805	$267,805	$267,805	—	$267,805
Health & Welfare	—	—	$58,896	—	$58,896	—	—
Outplacement Svc.	—	—	$6,000	—	$6,000	—	—
Tax Gross Up	—	—	—	—	—	—	—
Total	—	$267,805	$1,070,501	$267,805	$1,070,501	—	$267,805

(1)
Resignation is required to be given within 30 days after the expiration of the change in control correction period, as defined above.

(2)
Cash severance payments are payable upon a qualified termination of employment following a change of control and are defined as 2.00 times the sum of Mr. Long's current salary plus his targeted bonus opportunity.

(3)
Represents the potential value of accelerated vesting of shares of restricted stock that have been awarded to Mr. Long but were unvested (45,161 shares) as of December 31, 2007 based upon the closing share price on December 31, 2007 ($5.93). Mr. Long exercised all of his stock options prior to December 31, 2007, so no amount is included for early vesting.

DIRECTOR COMPENSATION

        We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, the Board considers the significant amount of time that Directors expend in fulfilling their duties to the Company, as well as the skills required by the Company of members of the Board.

Annual Retainer

        Effective June 1, 2006, each non-employee member of the Board receives an annual retainer, which is paid in arrears on or following the annual meeting of stockholders, of $20,000 payable in cash and $50,000 payable in Common Stock of the Company, valued as of the award date (subject to rounding up or down such that the number of shares issued to each Director is a whole number, but not to exceed $50,000 in value), pursuant to the Incentive Plan. Following the 2007 annual meeting of stockholders, each non-employee member of the Board received a retainer payment consisting of $20,000 cash and 3,431 shares of Common Stock. Under the Incentive Plan, the annual stock awards to non-employee Directors are made as of the first business day of the month following the annual meeting of stockholders. Accordingly, the stock, which was immediately fully vested, was awarded on June 1, 2007. Furthermore, all Directors are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board or Board committees and for other expenses incurred in their capacity as Directors. No stock options were granted to Directors in 2007. For a discussion of the Company's policies regarding issuance of stock options and restricted stock grants, see "Certain Policies of Executive Compensation Program" in the Compensation Discussion and Analysis section.

        In addition, the chairmen of the Board's standing committees (Audit, Compensation and Corporate Governance/Nominating) each spend a significant amount of extra time beyond what is required for Board committee membership in performing their duties. In acknowledgment of this fact, the chairmen of each standing committee receive the following additional annual retainers, payable in cash in arrears:

Audit Committee Chairman	$10,000
Compensation Committee Chairman	$5,000
Corporate Governance/Nominating Committee Chairman	$5,000

Board and Board Committee Meeting Fees

        Each non-employee Director receives $1,500 cash for in-person attendance at a meeting of the Board of Directors ($500 if such attendance is telephonic) and $1,500 cash for each meeting of a standing committee of the Board of Directors attended in person ($500 if telephonic). Board and Board committee meeting fees are paid in cash to the Directors at or shortly after the time of the respective meetings. The Board also appoints non-employee Directors to other special committees of the Board, as necessary. Examples of these special committees may include, but are not limited to, a Pricing Committee and a Dividend Committee for our Preferred Stock. Currently we do not pay committee meeting fees to non-employee Directors for attendance at special committee meetings.

        The following 2007 Director Compensation Table shown below reflects information regarding the compensation of each of the non-employee Directors with respect to 2007.

2007 Director Compensation

Name(1)	Fees Earned or Paid in Cash(2)	Stock Awards($)(3)	Total
Thurmon M. Andress	$43,500	$66,508	$110,008
Vincent S. Andrews	$37,500	$66,508	$104,008
Jonathan M. Clarkson	$40,500	$49,989	$90,489
Michael A. Creel	$41,000	$49,989	$90,989
Stanley S. Raphael(4)	$26,000	$66,508	$92,508
John Sfondrini	$34,000	$66,508	$100,508
Robert W. Shower	$47,500	$66,508	$114,008
David F. Work	$43,500	$66,508	$110,008

    (1)
    John W. Elias, the Company's President, Chairman of the Board and Chief Executive Officer, is not included in this table, as he is an employee of the Company and receives no compensation for his service as a Director. The compensation received by Mr. Elias as an employee of the Company is shown on the Summary Compensation Table earlier in this report.

    (2)
    Reflects the portion of the Board annual retainer that was paid in cash in 2007 ($20,000), committee chairmanship annual retainers paid in cash on May 23, 2007 (Mr. Andress, $5,000; Mr. Shower, $10,000; and Mr. Work, $5,000) and the Board and Board committee meeting fees paid in 2007.

    (3)
    Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 in accordance with FAS 123R, and thus includes amounts in respect of stock awards granted in and prior to 2007. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures. A discussion of the assumptions used in calculating these amounts may be found in Note 18 to our 2007 audited financial statements included in our Form 10-K. These amounts reflect the Company's accounting expense for these awards and do not correspond to the actual value that may be recognized by directors. On June 1, 2007, each director received a stock grant for 3,431 shares of Common Stock, with a fair market value on the grant date of $49,989 (based upon an average of high and low stock price on the grant date of $14.57). This stock grant was immediately vested. As of December 31, 2007, each Director held the following aggregate number of shares of unvested stock previously awarded under restricted stock grants: Mr. Andress: 835 shares; Mr. Andrews: 835 shares; Mr. Raphael: 835 shares; Mr. Sfondrini: 835 shares; Mr. Shower: 835 shares; and Mr. Work: 835 shares. Messrs. Clarkson and Creel have not received any stock grants for which amounts remained unvested at December 31, 2007. No dollar amounts were recognized in 2007 under FAS 123R with respect to stock options granted to non-employee Directors. As of December 31, 2007, the number of outstanding option awards held by the named directors were as follows: Mr. Andress: 8,000 shares; Mr. Andrews: 21,300 shares; Mr. Raphael: 21,300 shares; and Mr. Work: 8,000 shares.

    (4)
    Mr. Raphael retired from the Board as of May 24, 2007. These amounts reflect meeting and committee fees prior to that time and his annual retainer (which is paid in arrears).

Stock Ownership Requirements for Directors

        At their March 9, 2006 meeting, the Corporate Governance/Nominating Committee recommended that each Director be required to own shares of common stock of the Company equal to three times his annual Director compensation for 2006 and that such ownership be achieved within three years from July 1, 2006. "Stock ownership" is defined to include stock owned by the Director directly or indirectly, stock owned by a controlled entity, such as an IRA or trust that is controlled by the Director, and restricted stock that has not yet vested but will vest to the Director prior to July 1, 2009. Director compensation includes the annual retainer (both cash and stock), committee chairmanship fees and Board and committee meeting fees. At its January 2008 meeting, the Committee clarified that the value of each Director's stock for the purposes of this requirement will be based upon the price paid at the time of purchase for stock that is purchased or the value of the stock at the grant date for stock that is granted by the Company. The Committee monitors each Director's progress over time towards his or her three-year target and informs the Directors of their progress towards this target annually.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth information as of April 1, 2008 (except as indicated below) with respect to beneficial ownership of the Common Stock by: (i) all persons who are the beneficial owner of 5% or more of the outstanding Common Stock; (ii) each Director or nominee for Director; (iii) each executive officer of the Company; and (iv) all executive officers and Directors of the Company as a group. As of April 1, 2008, 28,661,632 shares of Common Stock were issued and outstanding. As of April 1, 2008, 2,875,000 shares of our 5.75% Series A cumulative convertible perpetual preferred stock ("Convertible Preferred Stock") were issued and outstanding. Each share of Convertible Preferred Stock is convertible at any time at the option of the holder thereof into approximately 3.0193 shares of Common Stock, subject to adjustments. However, upon conversion, we have the right to deliver, in lieu of shares of Common Stock, cash or a combination of cash and shares of Common Stock. No Directors or executive officers of the Company beneficially owned any shares of Convertible Preferred Stock as of April 1, 2008.

Name(1)	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
John W. Elias(2)	756,693	2.60%
John O. Tugwell(3)	67,327	*
Michael G. Long(4)	78,767	*
Thurmon Andress(5)	29,847	*
Vincent S. Andrews(6)	54,552	*
Jonathan M. Clarkson	11,942	*
Michael A. Creel	15,942	*
John Sfondrini(7)	26,549	*
Robert W. Shower(8)	23,544	*
David F. Work(9)	24,422	*
Mac-Per-Wolf Company(10)	2,226,800	7.77%
Janus Capital Management LLC(11)	2,025,000	7.07%
FMR LLC(12)	2,005,376	7.00%
Janus Small Cap Value Fund(13)	2,000,000	6.98%
Reed Conner & Birdwell LLC(14)	1,467,312	5.12%
All Directors and executive officers as a group (10 persons)(15)	1,089,585	3.74%

*
Less than one percent.

(1)
Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

(2)
Shares shown include (i) 474,000 shares of Common Stock that could be acquired pursuant to stock options exercisable within 60 days of April 1, 2008 and (ii) 215,000 shares purchased by

  Mr. Elias' IRA account pursuant to the Company's 1999 private placement on the same terms as were applicable to unrelated parties.

(3)
Shares shown include (i) 22,000 shares of Common Stock that could be acquired pursuant to stock options exercisable within 60 days of April 1, 2008 and (ii) 2,898 shares held in the Company's 401(k) plan.

(4)
Shares shown include 2,856 shares held in the Company's 401(k) plan.

(5)
Shares shown include (i) 8,000 shares of Common Stock that could be acquired pursuant to stock options exercisable within 60 days of April 1, 2008; (ii) 835 shares that Mr. Andress will receive within 60 days of April 1, 2008 pursuant to a restricted stock award made in 2005; and (iii) 4,000 shares of Common Stock held by Andress Oil & Gas LP, a limited partnership of which Mr. Andress serves as managing partner. Mr. Andress may be deemed the beneficial owner of the shares of Common Stock beneficially owned by Andress Oil & Gas LP. Mr. Andress disclaims such beneficial ownership except to the extent of his pecuniary interest in such limited partnership.

(6)
Shares shown include (i) 15,000 shares of Common Stock beneficially owned by Mr. Andrews' wife, (ii) 3,568 shares held by Mr. Andrews' children; (iii) 21,300 shares that could be acquired pursuant to stock options exercisable within 60 days of April 1, 2008; and (iv) 835 shares that Mr. Andrews will receive within 60 days of April 1, 2008 pursuant to a restricted stock award made in 2005. Mr. Andrews may be deemed the beneficial owner of the shares of Common Stock beneficially owned by his wife and children. Mr. Andrews disclaims such beneficial ownership. 15,000 of the shares that are held by Mr. Andrews' wife are subject to a margin account.

(7)
Shares shown include (i) 450 shares of Common Stock held by Edge Holding Company, a limited partnership of which Mr. Sfondrini and a corporation wholly owned by him are the general partners; (ii) 4,998 shares held by Mr. Sfondrini's children; and (iii) 835 shares that Mr. Sfondrini will receive within 60 days of April 1, 2008 pursuant to a restricted stock award made in 2005. Mr. Sfondrini may be deemed the beneficial owner of the shares held by Edge Holding Company and his children. Mr. Sfondrini disclaims such beneficial ownership. 21,101 of the shares that are held by Mr. Sfondrini are pledged as collateral for a loan.

(8)
Shares shown include 835 shares that Mr. Shower will receive within 60 days of April 1, 2008 pursuant to a restricted stock award made in 2005.

(9)
Shares shown include (i) 8,000 shares of Common Stock that could be acquired pursuant to stock options exercisable within 60 days of April 1, 2008 and (ii) 835 shares that Mr. Work will receive within 60 days of April 1, 2008 pursuant to a restricted stock award made in 2005.

(10)
The business address of this beneficial holder is 311 S. Wacker Dr., Suite 6000, Chicago, Illinois 60606. The information regarding Mac-Per-Wolf Company is based on a filing made with the SEC reflecting beneficial ownership of the Common Stock as of December 31, 2007. Shares shown include 201,800 shares of Common Stock beneficially owned with sole voting and dispositive power, and 2,025,000 shares of Common Stock beneficially owned with shared voting and dispositive power. The shared voting and dispositive shares of Common Stock are held by Perkins, Wolf, McDonnell and Company, LLC ("PWMC"), a subsidiary of Mac-Per-Wolf Company. Those shares have also been included in the shares beneficially owned by Janus Capital Management LLC, a minority owner of PWMC (see Note 11).

(11)
The business address of this beneficial holder is 151 Detroit Street, Denver, Colorado 80206. The information regarding Janus Capital Management LLC and Janus Small Cap Value Fund (included in Notes 11 and 13) is based on a filing made with the SEC reflecting beneficial ownership of the Common Stock as of December 31, 2007. Shares shown include 2,025,000 shares of Common Stock held by PWMC, a company in which Janus Capital Management LLC has an indirect 30% ownership stake (see Note 10).

(12)
The business address of this beneficial holder is 82 Devonshire Street, Boston, Massachusetts 02109. The information regarding FMR LLC is based on a filing made with the SEC reflecting beneficial ownership of the Common Stock as of December 31, 2007.

(13)
The business address of this beneficial holder is 151 Detroit Street, Denver, Colorado 80206. The information regarding Janus Small Cap Value Fund and Janus Capital Management LLC (included in Notes 11 and 13) is based on a filing made with the SEC reflecting beneficial ownership of the Common Stock as of December 31, 2007.

(14)
The business address of this beneficial holder is 11111 Santa Monica Blvd., Suite 1700, Los Angeles, California 90025. The information regarding Reed Conner & Birdwell, LLC is based on a filing made reflecting beneficial ownership of the Common Stock as of December 31, 2007.

(15)
Shares shown include (i) 533,300 shares of Common Stock that may be acquired pursuant to stock options exercisable within 60 days of April 1, 2008, and (ii) 4,175 shares of restricted Common Stock that directors will receive within 60 days of April 1, 2008.

Equity Compensation Plan Information

        The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of December 31, 2007.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted average exercise price of outstanding options, warrants and rights(2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders	765,482	$6.54	243,877
Equity compensation plan not approved by security holders	461,000	$5.53	—

Total	1,226,482	$5.82	243,877

All amounts set forth opposite "Equity compensation plans approved by security holders" relate to the Incentive Plan. Amounts set forth opposite "Equity compensation plan not approved by security holders" relate to the Amended and Restated Edge Petroleum Corporation Elias Stock Incentive Plan (the "Elias Plan"), which is described below.

(1)
The shares set forth in column (a) are comprised of shares of Common Stock that may be issued in the future pursuant to currently outstanding options for the purchase of Common Stock and shares of Common Stock that may be issued in the future pursuant to currently outstanding restricted stock awards. In the case of restricted stock awards, the Company does not actually issue shares of Common Stock until and to the extent the awards vest. The amounts set forth in column (a) include 582,882 shares with respect to the Incentive Plan that may be issued in the future pursuant to currently outstanding restricted stock awards.

(2)
The calculations of weighted average exercise prices are exclusive of restricted stock awards. In the case of equity compensation plans approved by security holders, the amount is based solely on options to purchase 182,600 shares of Common Stock pursuant to the Incentive Plan. In the case of equity compensation plans not approved by security holders, the amount is based on options to purchase 461,000 shares of Common Stock pursuant to the Elias Plan.

(3)
All of the shares set forth in column (c) with respect to the Incentive Plan may be issued pursuant to stock awards, including stock options, restricted stock grants and stock appreciation rights.

        The Elias Plan, which provides for awards of restricted stock and of options for the purchase of Common Stock, was approved by the Board of Directors of the Company and 475,000 shares of Common Stock were initially reserved for issuance thereunder, of which no shares remain available for additional awards at December 31, 2007. As of December 31, 2007, options for the purchase of 461,000 shares of Common Stock and a restricted stock award relating to 14,000 shares of Common Stock had been made to Mr. Elias under the Elias Plan. The Elias Plan was adopted to induce and retain the employment of Mr. Elias and to stimulate his active interest in the development and financial success of the Company. Mr. Elias' employment agreement contemplates the issuance to him of options for the purchase of up to 450,000 shares of Common Stock, all of which options have been issued under the Elias Plan as of December 31, 2007. The Elias Plan provided for the issuance of an initial option award to Mr. Elias for the purchase of 200,000 shares of Common Stock effective January 8, 1999, which became exercisable in increments of one-third of the shares subject thereto annually beginning on the date of grant, has a term of ten years and an exercise price equal to the fair market value of the Common Stock on the date of grant. The Elias Plan provides that all subsequent option awards under the Elias Plan, which may be made in the sole discretion of the Board, be of options with a ten-year term, becoming exercisable in full upon the second anniversary of the date of grant and with an exercise price not less than the fair market value of the Common Stock on the date of grant. Pursuant to the Elias Plan, the Board approved grants of non-qualified stock options to purchase 50,000 shares of Common Stock effective on or about January 1 of each of the years 2000 through and including 2003. For 2004, options for the purchase of 37,000 shares were issued to Mr. Elias under the Elias Plan and options for the purchase of 13,000 shares were issued to him under the Incentive Plan. All options were granted at an exercise price equal to the fair market value of the Common Stock on the date of grant. The Elias Plan also provides for an award of 14,000 shares of restricted stock to Mr. Elias effective March 1, 2001, which vested in increments of one-third of the shares subject thereto annually beginning on the first anniversary of grant. An option award to Mr. Elias for the purchase of 24,000 shares of Common Stock was made from the Elias Plan on April 1, 2002, which became exercisable in full upon the second anniversary of the date of grant at an exercise price equal to the fair market value of the Common Stock on the date of grant.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

DIRECTOR INDEPENDENCE

        The Board, at its meeting held on January 29, 2008, determined that all directors of the Company are independent directors within the meaning of Marketplace Rule 4200(a)(15) of the Nasdaq Stock Market, except that Mr. Elias is not independent because he is an employee of the Company, and except that Mr. Sfondrini is not independent because of certain transactions described under "Transactions with Related Persons" later in this report. There are no family relations, of first cousin or closer, among the Company's directors or executive officers by blood, marriage or adoption.

        The Board took into consideration certain relationships, described below, in making its determinations as to which directors are independent. These relationships are not of a nature or significance such that they are required to be disclosed under the requirements applicable to the "Transactions With Related Persons" section of this report. The Board's opinion was that the following relationships would not interfere with the exercise of independent judgment on the part of the director in carrying out his responsibilities as a director:

  •
  Mr. Andrews, together with Mr. Sfondrini, control BV Partners Limited Partnership, one of the partnerships involved in a sale of oil and gas assets to the Company described in the "Transactions With Related Persons" section of this report. Mr. Andrews owns no limited partner interest in BV Partners Limited Partnership, and his ownership in the corporate general partner is not material in size or economic value.

  •
  Two corporations, of which Mr. Andrews is an officer and a member of his immediate family hold ownership interests, own working interests in certain wells and prospects operated by the Company. These working interests bear their share of lease operating costs and royalty burdens on the same basis as the Company. Amounts paid by the Company to these parties represent their pro-rata ownership shares in the particular properties involved. These working interests are immaterial in amount.

  •
  A limited partnership, of which one of the corporations affiliated with Mr. Andrews is the general partner, holds overriding royalty interests with respect to the Company's working interest in certain wells and prospects. As a result the Company pays royalties to these parties. These overriding royalty interests are immaterial in amount.

TRANSACTIONS WITH RELATED PERSONS

Purchases of Oil and Gas Properties from Affiliates

        The Company was a defendant, along with other working interest owners in certain wells, in a lawsuit filed in Louisiana generally relating to whether or not the actions of the operator (a predecessor of Anadarko Petroleum) of those wells, were those of a prudent operator and/or negligent, thereby causing damage to the plaintiffs. Of the 18.75% after-payout working interest that was originally reserved in the relevant leases, the Company owned an approximate 2.8% working interest at the time of the alleged acts or omissions. In September 2005, the Company filed a third-party demand to join the other working interest owners who own the remainder of the 18.75% working interest as third-party defendants in this case. These third-parties consist, for the most part, of partnerships that are directly or indirectly controlled by John Sfondrini, and hold an aggregate 14.797% working interest (the "Sfondrini Partnerships"). The Sfondrini Partnerships consist of (1) Edge Group Partnership, a general partnership composed of limited partnerships of which Mr. Sfondrini and a company controlled by Mr. Sfondrini are general partners; (2) Edge Option I Limited Partnership, Edge Option II Limited Partnership and Edge Option III Limited Partnership, limited partnerships of which Mr. Sfondrini and a company controlled by Mr. Sfondrini are general partners; and (3) BV Partners Limited Partnership, a limited partnership of which a company controlled by Mr. Sfondrini is general partner. Mr. Sfondrini serves as a manager of each of the Sfondrini Partnerships, for which he receives management fees. Other than an approximately 20% ownership interest in Edge Group Partnership, his ownership interests in the Sfondrini Partnerships are not material in size or economic value.

Broussard Plaintiff Settlement

        On December 19, 2006, the Company, along with the other defendants, reached a settlement agreement with plaintiffs holding 72% of the total claims in the suit (the "Broussard Plaintiffs") in full settlement of their claims. The Company's share of this settlement totaled $206,000 and the Sfondrini Partnerships' share totaled $1,109,759. The settlement with the Broussard plaintiffs was finalized on February 1, 2007, and the defendants, including the Company and the third-party defendants including the Sfondrini Partnerships, were released from all claims by the Broussard plaintiffs.

        In order to facilitate the settlement, the Company purchased certain oil and gas properties from certain of the Sfondrini Partnerships (as the Sfondrini Partnerships collectively had sufficient assets, but not sufficient cash, available to finance the settlement), with the proceeds of such sale and purchase generally being directed to payment of the Broussard settlement, in full satisfaction of the Sfondrini Partnerships' share of such settlement. The valuations of the interests of the Sfondrini Partnerships purchased by the Company and the interests contributed to Edge Group Partnership by BV Partners and Edge Option I, II and III Limited Partnerships, as discussed below, were arrived at using a PV10 model and assuming $7.50/MMBtu gas and $60/BBl oil, which the Company believed represented current pricing levels for oil and gas properties at the time, and were agreed to by the Company and Mr. Sfondrini, on behalf of the Sfondrini Partnerships. Any excess value that accrues to these interests due to any future increasing product price or other reasons would benefit the Company.

        The oil and natural gas properties that the Company purchased from the Sfondrini Partnerships and their respective purchase prices are as follows:

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

        In the purchase and sale transaction between the Company and the Sfondrini Partnerships, BV Partners Limited Partnership, whose share of the Broussard settlement amount was $186,000 (as determined by the Company and Mr. Sfondrini on behalf of the BV Partners Limited Partnership), did not sell any assets to the Company and did not have sufficient funds to satisfy its share of the settlement amount. In addition, the Edge Option I, II and III Limited Partnerships did not have sufficient assets to satisfy their respective 0.34%, 0.34% and 2.25% shares of the settlement amount, which the Company and Mr. Sfondrini determined to be $25,750, $25,750 and $169,102, respectively. The shortfall amounts of Edge Option I, II and III Limited Partnerships were, net of assets that they sold to the Company, determined by the Company and Mr. Sfondrini to be $24,333, $24,333 and $163,276, respectively. As a result, Edge Group Partnership sold additional properties (over the amount necessary to fund its portion of the settlement) to the Company at fair market value in an amount sufficient to allow it to have proceeds from such sale to fund BV Partners Limited Partnership's share of the settlement and the remaining shortfall amounts owed by Edge Option I, II and III Limited Partnerships. These properties are included in the amounts set forth above as being purchased by the Company from the Sfondrini Partnerships. In return, BV Partners and Edge Option I, II and III Limited Partnerships contributed all of their interest in the Bayou Vermilion Prospect leases and the Trahan No. 3 well located thereon to Edge Group Partnership. The fair market value of these interests contributed to Edge Group by BV Partners Limited Partnership and Edge Option I, II and III Limited Partnerships were determined by the Company and Mr. Sfondrini on behalf of such partnerships to be $27,793, $3,847, $3,847 and $25,263, respectively.

Montet Plaintiff Settlement

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

Affiliates' Ownership in Prospects

        The transactions described below were carried out with parties that may be deemed to be affiliates, and it is possible that the Company would have obtained different terms from a truly unaffiliated third party.

        The following parties own certain working interests in the Company's Nita and Austin Prospects and certain other wells and prospects operated by the Company: (1) Edge Group Partnership, a general partnership composed of three limited partnerships of which Mr. Sfondrini and a company wholly owned by Mr. Sfondrini are general partners; (2) Edge Holding Company, L.P., a limited partnership of which Mr. Sfondrini and a corporation wholly owned by him are the general partners; and (3) Essex Royalty Joint Venture I ("Essex I") and Essex Royalty Joint Venture II ("Essex II"), both being joint venture partnerships of which Mr. Sfondrini and a company wholly owned by Mr. Sfondrini are managers. These working interests, as of December 31, 2007, aggregate 20.35% in the Austin Prospect, 8.94% in the Nita Prospect and are negligible in other wells and prospects. These working interests bear their share of lease operating costs and royalty burdens on the same basis as the Company. Amounts paid by the Company to these parties represent their respective pro-rata ownership shares in the particular properties involved. During the first eleven months of 2007, Essex I and Essex II also owned royalty and overriding royalty interests in various wells operated by the Company, with the combined royalty and overriding royalty interests of Essex I and Essex II not exceeding 6.2% in any one such well or prospect. In November 2007, Essex I and Essex II disposed of these remaining royalty and overriding royalty interests in wells operated by the Company. Certain working interests, royalty interests and overriding royalty interests of Edge Holding Company, LP and Edge Group Partnership in the Austin Prospect in properties not operated by the Company were sold in February 2008. The gross amounts distributed or accrued to these persons and entities by the Company in 2007 on account of their proportionate ownership interests (including net revenue, royalty and overriding royalty interests) and the amounts these same parties paid to the Company for their respective share of lease operating expenses and other costs is set forth in the following table:

Owner	Total Amounts Paid by the Company to Owners in 2007 including Overriding Royalty*	Lease Operating Expenses paid to the Company by Owners in 2007
Edge Group Partnership	$683,996	$683,996
Edge Holding Company, L.P.	$179,084	$137,593
Essex I	$13,366	—
Essex II	$193,181	$156,995

Total	$1,069,627	$978,584

*
Amounts include royalty income in addition to working interest income.

RELATED PARTY TRANSACTION POLICIES AND PROCEDURES

        As set forth in writing in the Audit Committee Charter, related party transactions are subject to review and approval by the Audit Committee to the extent required by Nasdaq rules. For this purpose, related party transactions are transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K. In order to identify related party transactions, among other measures, the Company requires its directors and officers to complete questionnaires identifying transactions with the company in which the officer or director or their family members may have an interest. In addition, our Code of Ethics for employees, directors and officers requires employees to disclose possible conflicts of interest to the Company.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Our consolidated financial statements for the year ended December 31, 2007 have been audited by BDO Seidman, LLP, independent registered public accounting firm. The Audit Committee is scheduled to select, later this year, the independent registered public accounting firm to perform our audit for the year ending December 31, 2008; accordingly, no independent registered public accounting firm has yet been selected for the year ending December 31, 2008, although BDO Seidman, LLP has been engaged to provide review services in connection with the quarter ended March 31, 2008.

        BDO Seidman, LLP billed the Company as set forth in the table below for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2007 and 2006, respectively, and for the reviews of the Company's quarterly financial statements included in the Company's Quarterly Reports on Form 10-Q for such periods and for work on other SEC filings. Audit-related fees include BDO Seidman, LLP's due diligence review of mergers and acquisitions and audits of acquisitions during the years ended December 31, 2007 and 2006, respectively. All amounts billed by BDO Seidman, LLP were for work performed subsequent to its engagement during 2006 and 2007 and are reflected in the columns below.

	Fiscal 2007	Fiscal 2006
Audit Fees	$592,779	$550,760
Audit-related Fees	$92,797	$466,381
Tax Fees	—	—
All Other Fees	—	—

        The Audit Committee pre-approved all of the services described above that were provided during the fiscal year ended December 31, 2007 in accordance with the Audit Committee's policy (discussed below) and the pre-approval requirements of the Sarbanes-Oxley Act. Accordingly, there were no services for which the de minimis exception, as defined in Section 202 of the Sarbanes-Oxley Act, was applicable.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services

        The Audit Committee has established a policy for the pre-approval of audit and non-audit services performed for the Company by the independent registered public accounting firm, which also specifies the types of services that the independent registered public accounting firm may and may not provide to the Company. The policy provides for general pre-approval of services and specific case-by-case approval of certain services. The services that are pre-approved include audit services and audit-related services such as due diligence services pertaining to potential business acquisitions and dispositions, tax services and may also include other services. The term of any pre-approval is 12 months and is generally subject to certain specific budgeted amounts or ratios as determined by the Committee. The Committee may revise the list of general pre-approved services from time to time based on subsequent determinations. Unless a type of service has received general pre-approval, it will require specific pre-approval by the Audit Committee. Any proposed services which were addressed in the pre-approval, but exceed pre-approved cost levels or budgeted amounts will also require specific pre-approval by the Committee. The Audit Committee does not delegate its responsibilities concerning pre-approval of services to management. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for services performed to date.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements and Schedules:

1.
Financial Statements: See Index to the Consolidated Financial Statements and Supplementary Information immediately following the signature page of the Form 10-K, as originally filed.

2.
Financial Statement Schedules: See Index to the Consolidated Financial Statements and Supplementary Information immediately following the signature page of the Form 10-K, as originally filed.

(b)
Exhibits: The following documents are filed as exhibits to this report:

2.1	—	Amended and Restated Combination Agreement by and among (i) Edge Group II Limited Partnership, (ii) Gulfedge Limited Partnership, (iii) Edge Group Partnership, (iv) Edge Petroleum Corporation, (v) Edge Mergeco, Inc. and (vi) the Company, dated as of January 13, 1997 (Incorporated by reference from exhibit 2.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-17269)).
2.2	—	Agreement and Plan of Merger dated as of May 28, 2003 among Edge Petroleum Corporation, Edge Delaware Sub Inc. and Miller Exploration Company ("Miller") (Incorporated by reference from Annex A to the Joint Proxy Statement/Prospectus contained in the Company's Registration Statement on Form S-4/A filed on October 31, 2003 (Registration No. 333-106484)).
2.3	—	Asset Purchase Agreement by and among Contango STEP, L.P., Contango Oil & Gas Company, Edge Petroleum Exploration Company and Edge Petroleum Corporation, dated as of October 7, 2004 (Incorporated by reference from exhibit 2.1 to the Company's Current Report on Form 8-K filed October 12, 2004).
2.4	—	Purchase and Sale Agreement, dated as of September 21, 2005 among Pearl Energy Partners, Ltd., and Cibola Exploration Partners, L.P., as Sellers; and Edge Petroleum Exploration Company as Buyer and Edge Petroleum Corporation as Guarantor (Incorporated by reference from exhibit 2.1 to the Company's Current Report on Form 8-K filed October 19, 2005).
2.5	—	Stock Purchase Agreement by and among Jon L. Glass, Craig D. Pollard, Leigh T. Prieto, Yorktown Energy Partners V, L.P., Yorktown Energy Partners VI, L.P., Cinco Energy Corporation, and Edge Petroleum Exploration Company and Edge Petroleum Corporation, dated as of September 21, 2005 (Incorporated by reference from exhibit 2.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005).

2.6	—	Letter Agreement dated November 18, 2005 by and among Edge Petroleum Exploration Company, Cinco Energy Corporation and Sellers (Incorporated by reference from exhibit 2.02 to the Company's Current Report on Form 8-K filed December 6, 2005). Pursuant to Item 601(b)(2) of Regulation S-K, the Company had omitted certain Schedules to the Letter Agreement (all of which are listed therein) from this Exhibit 2.6. It hereby agrees to furnish a supplemental copy of any such omitted item to the SEC on its request.
2.7	—	Purchase and Sale Agreement between Kerr-McGee Oil & Gas Onshore, L.P., as Seller, and Edge Petroleum Production Company, as Purchaser, and Edge Petroleum Corporation, as Additional Purchaser dated December 12, 2006 (Incorporated by reference from exhibit 2.1 to the Company's Current Report on Form 8-K filed December 18, 2006).
3.1	—	Restated Certificate of Incorporation of the Company effective January 27, 1997 (Incorporated by reference from exhibit 3.1 to the Company's Current Report on Form 8-K filed April 29, 2005).
3.2	—	Certificate of Amendment to the Restated Certificate of Incorporation of the Company effective January 31, 1997 (Incorporated by reference from exhibit 3.2 to the Company's Current Report on Form 8-K filed April 29, 2005).
3.3	—	Certificate of Amendment to the Restated Certificate of Incorporation of the Company effective April 27, 2005 (Incorporated by reference from exhibit 3.3 to the Company's Current Report on Form 8-K filed April 29, 2005).
3.4	—	Bylaws of the Company (Incorporated by Reference from exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 (File No. 000-22149)).
3.5	—	First Amendment to Bylaws of the Company on September 28, 1999 (Incorporated by reference from exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 (File No. 000-22149)).
3.6	—	Second Amendment to Bylaws of the Company on May 7, 2003 (Incorporated by reference from exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003).
3.7	—	Certificate of Designations establishing the 5.75% Series A cumulative convertible perpetual preferred stock, dated January 25, 2007 (Incorporated by reference to exhibit 3.1 to Edge's Current Report on Form 8-K filed January 30, 2007).
4.1	—	Third Amended and Restated Credit Agreement dated December 31, 2003 among Edge Petroleum Corporation, Edge Petroleum Exploration Company, Edge Petroleum Operating Company, Inc., Miller Oil Corporation, and Miller Exploration Company, as borrowers, the lenders thereto and Union Bank of California, N.A., a national banking association, as Agent (Incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).
4.2	—	Agreement and Amendment No. 1 to Third Amended and Restated Credit Agreement dated May 31, 2005 among Edge Petroleum Corporation, Edge Petroleum Exploration Company, Edge Petroleum Operating Company, Inc., Miller Exploration Company and Miller Oil Corporation, as borrowers, the lenders thereto and Union Bank of California, N.A., a national banking association, as agent for the lenders (Incorporated by reference from Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005).

4.3	—	Agreement and Amendment No. 2 to the Third Amended and Restated Credit Agreement dated November 30, 2005 among Edge Petroleum Corporation, Edge Petroleum Exploration Company, Edge Petroleum Operating Company, Inc., Miller Oil Corporation, Miller Exploration Company, and Cinco Energy Corporation, as borrowers, the lenders thereto and Union Bank of California, N.A., a national banking association, as Agent (Incorporated by reference from Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-22149)).
4.4	—	Miller Exploration Company Stock Option and Restricted Stock Plan of 1997 (Incorporated by reference from exhibit 10.1(a) to Miller Exploration Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-23431)).
4.5	—	Amendment No. 1 to the Miller Exploration Company Stock Option and Restricted Stock Plan of 1997 (Incorporated by reference to Exhibit 4.2 from Miller Exploration Company's Registration Statement on Form S-8 filed on April 11, 2001 (Registration No. 333-58678)).
4.6	—	Amendment No. 2 to the Miller Exploration Company Stock Option and Restricted Stock Plan of 1997 (Incorporated by reference from Exhibit 4.3 to Miller Exploration Company's Registration Statement on Form S-8 filed on April 11, 2001 (Registration No. 333-58678)).
4.7	—	Form of Miller Stock Option Agreement (Incorporated by reference from exhibit 10.1(b) to Miller Exploration Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-23431) ).
4.8	—	Fourth Amended and Restated Credit Agreement dated January 31, 2007 by and among Edge Petroleum Corporation, as borrower, and Union Bank of California, N.A., as Administrative Agent and Issuing Lender, and the other lenders party thereto (Incorporated by reference from exhibit 4.1 to Edge's Current Report on Form 8-K filed on February 5, 2007).
†10.1	—	Form of Indemnification Agreement between the Company and each of its directors (Incorporated by reference from exhibit 10.7 to the Company's Registration Statement on Form S-4 (Registration No. 333-17269) ).
†10.2	—	Stock Option Plan of Edge Petroleum Corporation, a Texas corporation (Incorporated by reference from exhibit 10.13 to the Company's Registration Statement on Form S-4 (Registration No. 333-17269) ).
†10.3	—	Amended and Restated Employment Agreement dated April 3, 2008 between the Company and John W. Elias (Incorporated by reference from exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 4, 2008).
†10.4	—	Amended and Restated Incentive Plan of Edge Petroleum Corporation as Amended and Restated Effective as of August 1, 2006 (Incorporated by reference from exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2006).
†10.5	—	Edge Petroleum Corporation Incentive Plan "Standard Non-Qualified Stock Option Agreement" by and between Edge Petroleum Corporation and the Officers named therein (Incorporated by reference from exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 (File No. 000-22149)).

†10.6	—	Edge Petroleum Corporation Incentive Plan "Director Non-Qualified Stock Option Agreement" by and between Edge Petroleum Corporation and the Directors named therein (Incorporated by reference from exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 (File No. 000-22149)).
†10.7	—	Form of Amended and Restated Severance Agreement dated April 3, 2008 between Edge Petroleum Corporation and Messrs. Long and Tugwell (Incorporated by reference from exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 4, 2008).
†10.8	—	Form of Director's Restricted Stock Award Agreement under the Incentive Plan of Edge Petroleum Corporation (Incorporated by reference from exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).
†10.9	—	Form of Employee Restricted Stock Award Agreement under the Incentive Plan of Edge Petroleum Corporation (Incorporated by reference from exhibit 10.15 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1999 (File No. 000-22149)).
†10.10	—	Edge Petroleum Corporation Amended and Restated Elias Stock Incentive Plan. (Incorporated by reference from exhibit 4.5 to the Company's Registration Statement on Form S-8 filed May 30, 2001 (Registration No. 333-61890)).
†10.11	—	Form of Edge Petroleum Corporation John W. Elias Non-Qualified Stock Option Agreement (Incorporated by reference from exhibit 4.6 to the Company's Registration Statement on Form S-8 filed May 30, 2001 (Registration No. 333-61890)).
**†10.12	—	Summary of Compensation of Non-Employee Directors.
**†10.13	—	Salaries and Certain Other Compensation of Executive Officers.
†10.14	—	Description of Annual Cash Bonus Program for Executive Officers (Incorporated by reference from exhibit 10.2 to the Company's Current Report on Form 8-K filed March 12, 2007).
†10.15	—	New Base Salaries and Long-Term Incentive Awards for Certain Executive Officers (Incorporated by reference from exhibit 10.1 to the Company's Current Report on Form 8-K filed August 29, 2006).
10.16	—	Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated November 16, 2006 (Incorporated by reference to exhibit 10.1 to Edge's Current Report on Form 8-K filed January 16, 2007).
10.17	—	Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated November 16, 2006 (Incorporated by reference to exhibit 10.2 to Edge's Current Report on Form 8-K filed January 16, 2007).
10.18	—	First Amendment of Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated December 16, 2006 (Incorporated by reference to exhibit 10.3 to Edge's Current Report on Form 8-K filed January 16, 2007).

10.19	—	Second Amendment of Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated January 15, 2007 (Incorporated by reference to exhibit 10.1 to Edge's Current Report on Form 8-K filed January 19, 2007).
10.20	—	First Amendment of Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated January 15, 2007 (Incorporated by reference to exhibit 10.2 to Edge's Current Report on Form 8-K filed January 19, 2007).
10.21	—	Third Amendment of Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated January 31, 2007 (Incorporated by reference to exhibit 10.6 to Edge's Current Report on Form 8-K filed February 5, 2007).
†10.22	—	New Base Salaries of Executive Officers (Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 12, 2007).
†10.23	—	Form of Amended and Restated Severance Agreement dated April 3, 2008 between Edge Petroleum Corporation and John W. Elias (Incorporated by reference from exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 4, 2008).
**12.1	—	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
**21.1	—	Subsidiaries of the Company.
**23.1	—	Consent of BDO Seidman, LLP.
**23.2	—	Consent of Ryder Scott Company.
**23.3	—	Consent of W. D. Von Gonten & Co.
*31.1	—	Certification by John W. Elias, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*31.2	—	Certification by Michael G. Long, Chief Financial and Accounting Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
**32.1	—	Certification by John W. Elias, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	—	Certification by Michael G. Long, Chief Financial and Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**99.1	—	Summary of Reserve Report of Ryder Scott Company Petroleum Engineers as of December 31, 2007.
**99.2	—	Summary of Reserve Report of W. D. Von Gonten & Co. Petroleum Engineers as of December 31, 2007.

*
Filed herewith.

**
Previously filed with the original Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

†
Denotes management or compensatory contract, arrangement or agreement, or a summary or description thereof.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Edge Petroleum Corporation
By	/S/ John W. Elias John W. Elias Chief Executive Officer and Chairman of the Board Date: April 29, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/S/ John W. Elias John W. Elias Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	Date: April 29, 2008
By	/S/ Michael G. Long Michael G. Long Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	Date: April 29, 2008
By	/S/ Thurmon M. Andress Thurmon M. Andress Director	Date: April 29, 2008
By	/S/ Vincent S. Andrews Vincent S. Andrews Director	Date: April 29, 2008
By	/S/ Jonathan Clarkson Jonathan Clarkson Director	Date: April 29, 2008

By	/S/ Michael A. Creel Michael A. Creel Director	Date: April 29, 2008
By	/S/ John Sfondrini John Sfondrini Director	Date: April 29, 2008
By	/S/ Robert W. Shower Robert W. Shower Director	Date: April 29, 2008
By	/S/ David F. Work David F. Work Director	Date: April 29, 2008

INDEX TO EXHIBITS

Exhibit No.
2.1	—	Amended and Restated Combination Agreement by and among (i) Edge Group II Limited Partnership, (ii) Gulfedge Limited Partnership, (iii) Edge Group Partnership, (iv) Edge Petroleum Corporation, (v) Edge Mergeco, Inc. and (vi) the Company, dated as of January 13, 1997 (Incorporated by reference from exhibit 2.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-17269)).
2.2	—
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
2.7	—
Purchase and Sale Agreement between Kerr-McGee Oil & Gas Onshore, L.P., as Seller, and Edge Petroleum Production Company, as Purchaser, and Edge Petroleum Corporation, as Additional Purchaser dated December 12, 2006 (Incorporated by reference from exhibit 2.1 to the Company's Current Report on Form 8-K filed December 18, 2006).
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
Amended and Restated Employment Agreement dated April 3, 2008 between the Company and John W. Elias (Incorporated by reference from exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 4, 2008).
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
Form of Amended and Restated Severance Agreement dated April 3, 2008 between Edge Petroleum Corporation and Messrs. Long and Tugwell (Incorporated by reference from exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 4, 2008).
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
†10.22	—	New Base Salaries of Executive Officers (Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 12, 2007).
†10.23	—
Form of Amended and Restated Severance Agreement dated April 3, 2008 between Edge Petroleum Corporation and John W. Elias (Incorporated by reference from exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 4, 2008).
**12.1	—	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
**21.1	—	Subsidiaries of the Company.
**23.1	—	Consent of BDO Seidman, LLP.
**23.2	—	Consent of Ryder Scott Company.
**23.3	—	Consent of W. D. Von Gonten & Co.
*31.1	—	Certification by John W. Elias, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*31.2	—	Certification by Michael G. Long, Chief Financial and Accounting Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
**32.1	—	Certification by John W. Elias, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	—	Certification by Michael G. Long, Chief Financial and Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**99.1	—	Summary of Reserve Report of Ryder Scott Company Petroleum Engineers as of December 31, 2007.
**99.2	—	Summary of Reserve Report of W. D. Von Gonten & Co. Petroleum Engineers as of December 31, 2007.

*
Filed herewith.

**
Previously filed with the original Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

†
Denotes management or compensatory contract, arrangement or agreement, or a summary or description thereof.