Form 10-Q
period 2008-03-31
EDGE PETROLEUM CORP
filed 2008-05-12
CIK 1021010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2008
Common Stock	28,655,142

EDGE PETROLEUM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EDGE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,455	$7,163
Accounts receivable, trade	23,778	21,845
Accounts receivable, joint interest owners, net of allowance	9,714	14,460
Deferred tax asset	10,331	5,818
Derivative financial instruments	—	619
Other current assets	3,868	4,079
Total current assets	53,146	53,984
PROPERTY AND EQUIPMENT, net – full cost method of accounting for oil and natural gas properties (including unproved costs of $32.1 million and $34.9 million at March 31, 2008 and December 31, 2007, respectively)	699,269	717,290
OTHER ASSETS	2,992	3,231
TOTAL ASSETS	$755,407	$774,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, trade	$3,190	$7,665
Accrued liabilities	22,699	29,616
Accrued interest payable	1,207	1,006
Asset retirement obligation	432	589
Derivative financial instruments	34,246	12,846
Total current liabilities	61,774	51,722
ASSET RETIREMENT OBLIGATION – long-term	5,600	6,045
DERIVATIVE FINANCIAL INSTRUMENTS – long-term	3,443	102
DEFERRED TAX LIABILITY – long-term	16,894	21,326
OTHER NON-CURRENT LIABILITIES	534	534
LONG-TERM DEBT	250,000	260,000
Total liabilities	338,245	339,729
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 2,875,000 issued and outstanding at March 31, 2008 and December 31, 2007	29	29
Common stock, $0.01 par value; 60,000,000 shares authorized; 28,611,632 and 28,544,160 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	286	285
Additional paid-in capital	422,438	421,808
Retained earnings (deficit)	(5,591)	12,654
Total stockholders’ equity	417,162	434,776
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$755,407	$774,505

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share amounts)
OIL AND NATURAL GAS REVENUE:
Oil and natural gas sales	$47,016	$39,214
Loss on derivatives	(29,359)	(16,331)
Total revenue	17,657	22,883

OPERATING EXPENSES:
Oil and natural gas operating expenses	4,472	3,380
Severance and ad valorem taxes	2,185	2,311
Depletion, depreciation, amortization and accretion	27,371	18,542
General and administrative expenses	4,060	4,395
Total operating expenses	38,088	28,628
OPERATING LOSS	(20,431)	(5,745)
OTHER INCOME AND EXPENSE:
Interest income	60	57
Interest expense, net of amounts capitalized	(4,224)	(2,762)
Gain on ARO settlement	9	—
Amortization of deferred loan costs	(239)	(253)
LOSS BEFORE INCOME TAXES	(24,825)	(8,703)
INCOME TAX BENEFIT	8,646	2,935
NET LOSS	(16,179)	(5,768)
Preferred Stock Dividends	(2,066)	(1,381)
NET LOSS TO COMMON STOCKHOLDERS	$(18,245)	$(7,149)

BASIC LOSS PER SHARE	$(0.64)	$(0.29)
DILUTED LOSS PER SHARE	$(0.64)	$(0.29)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	28,566	24,867
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	28,566	24,867

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,179)	$(5,768)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized loss on the fair value of derivatives	25,360	17,743
Deferred income taxes	(9,227)	(2,935)
Depletion, depreciation, amortization and accretion	27,371	18,542
Gain on ARO settlement	(9)	—
Amortization of deferred loan costs	239	253
Stock based compensation costs	907	786
Changes in assets and liabilities:
Increase in accounts receivable, trade	(1,933)	(11,288)
Decrease (increase) in accounts receivable, joint interest owners	4,746	(1,092)
Decrease (increase) in other assets	(425)	189
Decrease in accounts payable, trade	(4,475)	(930)
Decrease in accrued liabilities	(5,226)	(2,803)
Increase in accrued interest payable	201	2,211
Net cash provided by operating activities	21,350	14,908

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas property and equipment additions	(22,190)	(17,491)
Acquisition of Smith assets	—	(379,457)
Decrease (increase) in drilling advances	641	(1,147)
Proceeds from the sale of oil and natural gas properties	12,248	1,125
Overhedged derivative settlements	(1,691)	—
Net cash used in investing activities	(10,992)	(396,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	240,000
Repayments of long-term debt	(10,000)	(129,000)
Proceeds of preferred stock offering	—	143,750
Costs of preferred stock offering	—	(5,293)
Proceeds of common stock offering	—	144,756
Costs of common stock offering	—	(6,642)
Preferred dividends paid	(2,066)	—
Deferred loan costs	—	(3,563)
Net cash provided by (used in) financing activities	(12,066)	384,008
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,708)	1,946
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,163	2,081
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,455	$4,027

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

					Additional	Retained	Total
	Preferred Stock		Common Stock		Paid-In	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
	(in thousands)
BALANCE, DECEMBER 31, 2007	2,875	$29	28,544	$285	$421,808	$12,654	$434,776
Issuance of common stock	—	—	68	1	140	—	141
Stock based compensation costs	—	—	—	—	767	—	767
Tax benefit associated with exercise of non-qualified stock options	—	—	—	—	(277)	—	(277)
Preferred stock dividends ($0.71875 per share)	—	—	—	—	—	(2,066)	(2,066)
Net loss	—	—	—	—	—	(16,179)	(16,179)
BALANCE, MARCH 31, 2008	2,875	$29	28,612	$286	$422,438	$(5,591)	$417,162

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

Strategic Assessment Process - In late 2007, the Company announced the hiring of a financial advisor to assist its Board of Directors with an assessment of strategic alternatives. On February 7, 2008, the Company provided an update on the strategic assessment process, which included a thorough review and assessment of the Company’s strengths and weaknesses, competitive position and asset base, reporting that after careful analysis, management and the Board of Directors believed that the best route to maximizing stockholder value at that time was to focus on an assessment of a potential merger or sale of Edge. That process is ongoing.  A decision on any particular course of action has not been made and there can be no assurance that the Board of Directors will authorize any transaction.

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

In the measurement of impairment of oil and gas properties, the successful-efforts method follows the guidance provided in Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, where the first measurement for impairment is to compare the net book value of the related asset to its undiscounted future cash flows using commodity prices consistent with management expectations. The full-cost method follows guidance provided in SEC Regulation S-X Rule 4-10, where impairment is determined by the “ceiling test,” whereby to the extent that such capitalized costs subject to amortization in the full-cost pool (net of accumulated depletion, depreciation and amortization, and related tax effects) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to expense.  Once incurred, an impairment of oil and natural gas properties is not reversible at a later date.  A ceiling test impairment could result in a significant loss for a reporting period; however, future depletion expense would be correspondingly reduced. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with the Company’s quarterly and annual SEC filings.  No ceiling test impairment was required during the quarters ended March 31, 2008 or 2007.

In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 103, Update of Codification of Staff Accounting Bulletins, derivative instruments qualifying as cash flow hedges are to be included in the computation of limitation on capitalized costs.  Since January 1, 2006, the Company has not applied cash flow hedge accounting to any derivative contracts (see Note 8), therefore the ceiling tests at March 31, 2008 and 2007 were not impacted by the value of our derivatives.

Oil and natural gas properties are amortized based on a unit-of-production method using estimates of proved reserve quantities. Oil and natural gas liquids (“NGL”s) are converted to a gas equivalent basis (“Mcfe”) at the rate of one barrel equals six Mcf. In accordance with SAB No. 106, Interaction of Statement 143 and the Full Cost Rules, the amortizable base includes estimated future development and dismantlement costs, and restoration and abandonment costs, net of estimated salvage values. Investments in unproved properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs. Unproved properties are evaluated quarterly, and as needed, for impairment on a property-by-property basis. If the results of an assessment indicate that an unproved property is impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. Oil and natural gas properties included costs of $32.1 million and $34.9 million at March 31, 2008 and December 31, 2007, respectively, related to unproved property, which were excluded from capitalized costs being amortized.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

Delivery Commitments – During 2007, the Company executed a gas gathering and compression services agreement with Frontier Midstream, LLC (“Frontier”). Following execution of such agreement, Frontier expedited the installation of the Rose Bud system in White County, Arkansas, including the high and low pressure gathering lines, dehydration, compression and the interconnect with Ozark, in order to accommodate the Company’s desire to be able to deliver natural gas as soon as its wells were completed. At the time of signing the contract, the Company had completed and tested two productive wells in the Moorefield shale in Arkansas. The Rose Bud system was installed, operational and ready to receive the Company’s production in June 2007. The contract minimum commitment to Frontier is 2.7 Bcf over a three year period for the pipeline interconnect. This line carries a $0.29 per Mcf deficiency rate, for a total commitment for the pipeline of approximately $0.8 million. The Company has delivered approximately $48,700 of this commitment through March 31, 2008. In addition to the pipeline, Frontier also built and installed lateral gathering lines to eight locations.  The remaining commitment on these laterals is approximately $1.3 million, for a total potential liability of approximately $2.0 million to be paid by June 2010 if the minimum volumes are not delivered. We currently have not recorded a liability for these commitments, but if the Company were  to cease drilling or otherwise decide there is no development potential in this area, it may not be able to meet the minimum physical delivery based on estimated future production and thus record a liability for the remaining amount of the commitment.

These contracts are not considered derivatives, but have been designated as annual sales contracts under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended).

Accounts Receivable and Allowance for Doubtful Accounts - The Company routinely assesses the recoverability of all material trade and other receivables to determine its ability to collect the receivables in full. Accounts Receivable, Joint Interest Owners included an “allowance” for doubtful accounts of $3,200 at March 31, 2008 and December 31, 2007.

Inventories – Inventories consist principally of tubular goods and production equipment for wells and facilities. They are stated at the lower of weighted-average cost or market and are included in Other Current Assets on the consolidated balance sheet.

Asset Retirement Obligations – The Company records a liability for legal obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and gas properties is increased. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset. The changes to the Asset Retirement Obligations (“ARO”) for oil and natural gas properties and related equipment during the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
ARO, Beginning of Period	$6,634	$3,371
Liabilities incurred in the current period	406	910
Liabilities settled/sold in the current period	(1,098)	(17)
Accretion expense	90	64
ARO, End of Period	$6,032	$4,328

Current Portion	$432	$332
Long-Term Portion	$5,600	$3,996

During the three months ended March 31, 2008, ARO liabilities were recorded for 32 new obligations and liabilities settled include three properties that were plugged and abandoned and 104 properties that were sold. We also recorded a net gain of approximately $9,400 related to ARO settlements.

Share-Based Compensation – The Company accounts for share-based compensation in accordance with the provisions of SFAS No. 123R, Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. Share-based compensation for the three months ended March 31, 2008 was approximately $0.8 million, of which $0.7 million was included in general and administrative expenses (“G&A”) and $0.1 million was capitalized to oil and natural gas properties. Share-based compensation for the three months ended March 31, 2007 was approximately $0.7 million, of which approximately $0.5 million was included in general and administrative expenses (“G&A”) and $0.2 million was capitalized to oil and natural gas properties.

During the three months ended March 31, 2008, 1,600 restricted stock units (“RSUs”) were granted. At March 31, 2008, 560,750 RSUs were outstanding, all of which are classified as equity instruments.  No options were granted during the three months ended March 31, 2008, and at period end 643,600 vested unexercised options were outstanding.

Income Taxes - Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN 48”).  This interpretation clarified the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognitions, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company also adopted FASB Staff Position (“FSP”) No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 as of January 1, 2007.  FSP FIN 48-1 provides that a company’s tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future (see Note 6).

Other Comprehensive Income (Loss) – For the periods presented, other comprehensive loss consisted of:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net Loss	$(16,179)	$(5,768)
Preferred Dividends	(2,066)	(1,381)
Net Loss to Common Stockholders	(18,245)	(7,149)

Other Comprehensive Income (Loss), net of tax	—	—
Other Comprehensive Loss	$(18,245)	$(7,149)

Fair Value Measurements – Effective January 1, 2008, the Company partially adopted SFAS No. 157, Fair Value Measurements, which provides a common definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, but does not require any new fair value measurements. The partial adoption of SFAS No. 157 had no impact on the Company’s financial statements, but it did result in additional required disclosures as set forth in Note 9. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, the Company has not yet applied the provisions of SFAS No. 157 to its AROs.

In conjunction with the adoption of SFAS No. 157, the Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, effective January 1, 2008. SFAS No. 159 allows a company the option to value its financial assets and liabilities, on an instrument by instrument basis, at fair value, and include the change in fair value of such assets and liabilities in its results of operations. The Company did not apply the provisions of SFAS No. 159 to any of its financial assets or liabilities. Accordingly, there was no impact to the Company’s financial statements resulting from the adoption of SFAS No. 159.

Recent Accounting Pronouncements – In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS No. 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS No. 141(R) to fiscal years preceding the effective date are not permitted. However, accounting for changes in valuation allowances for acquired deferred tax assets and the resolution of uncertain tax positions for prior business combinations will impact income tax expense instead of impacting the prior business combination accounting starting January 1, 2009. The Company is currently evaluating the changes provided in SFAS No. 141(R) and believes it could have a material impact on the Company’s consolidated financial statements if it were to undertake a significant acquisition or business combination.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS No. 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS No. 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS No. 160 to fiscal years preceding the effective date are not permitted. The Company currently does not expect adoption of this statement to have an impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for annual periods beginning on or after November 15, 2008. Early application of SFAS No. 161 is encouraged, as are comparative disclosures for earlier periods at initial adoption. The Company will adopt SFAS No. 161 on January 1, 2009 and does not expect adoption of this statement to impact its consolidated financial statements, but it does expect it to impact disclosures made in its future quarterly and annual filings.

2.   LONG-TERM DEBT

On January 30, 2007, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Agreement”) for a new Revolving Credit Facility with Union Bank of California (“UBOC”), as administrative agent and issuing lender, and the other lenders party thereto. Pursuant  to the Agreement, UBOC acts as the administrative agent for a senior, first lien secured borrowing base revolving credit facility (the “Revolving Facility”) in favor of the Company and certain of its wholly-owned subsidiaries in an amount equal to $750 million, of which only $300 million was available under the borrowing base at March 31, 2008. The Revolving Facility has a letter of credit sub-limit of $20 million.

The Revolving Facility matures on January 31, 2011 and bears interest at LIBOR plus an applicable margin ranging from 1.25% to 2.5% or Prime plus a margin of up to 0.25%, with an unused commitment fee ranging from 0.50% to 0.25%. At March 31, 2008, the interest rates applied to the Company’s outstanding Prime and LIBOR borrowings were 5.50% and 6.99%, respectively.  As of March 31, 2008, $250 million in total borrowings were outstanding under the Revolving Facility. The Company’s available borrowing capacity under the Revolving Facility was $50 million at March 31, 2008. The borrowing base was reduced from $320 million to $300 million during the fourth quarter of 2007. In early May 2008, our Revolving Facility’s borrowing base was redetermined by our banks and set at $250 million, by which time the Company also repaid $5 million of outstanding borrowings leaving $5 million of availability at the time of this filing. The borrowing base is scheduled to be redetermined again on or before June 30, 2008.

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

Consolidated EBITDAX is a component of negotiated covenants with our lender and is discussed here as part of the Company’s disclosure of its covenant obligations. The Revolving Facility includes other covenants and events of default that are customary for similar facilities. It is an event of default under the Revolving Facility if the Company undergoes a change in control.  “Change in control,” as defined in the Revolving Facility, means any of the following events: (a) any “person” or “group” (within the meaning of Section 13(d) or 14(d) of the Exchange Act) has become, directly or indirectly, the “beneficial owner” (as defined in Rules 13d-3 and 13d-5 under the Exchange Act, except that a person shall be deemed to have “beneficial ownership” of all such shares that any such person has the right to acquire, whether such right is exercisable immediately or only after the passage of time, by way of merger, consolidation or otherwise), of a majority or more of the common stock of the Company on a fully-diluted basis, after giving effect to the conversion and exercise of all outstanding warrants, options and other securities of the Company (whether or not such securities are then currently convertible or exercisable), (b) during any period of two consecutive calendar quarters, individuals who at the beginning of such period were members of the Company’s Board of Directors cease for any reason to constitute a majority of the directors then in office unless (i) such new directors were elected by a majority of the directors of the Company who constituted the Board of Directors at the beginning of such period (or by directors so elected) or (ii) the reason for such directors failing to constitute a majority is a result of retirement by directors due to age, death or disability, or (c) the Company ceases to own directly or indirectly all of the equity interests of each of its subsidiaries.

3.   SHELF REGISTRATION STATEMENT

In the third quarter 2007, the SEC declared effective the Company’s registration statement filed with the SEC that registered securities of up to $500 million of any combination of debt securities, preferred stock, common stock, warrants for debt securities or equity securities of the Company and guarantees of debt securities by the Company’s subsidiaries.  Net proceeds, terms and pricing of the offering of securities issued under the shelf registration statement will be determined at the time of the offerings. The shelf registration statement does not provide assurance that the Company will or could sell any such securities. The Company’s ability to utilize the shelf registration statement for the purpose of issuing, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or equity securities will depend upon, among other things, market conditions and the existence of investors who wish to purchase the Company’s securities at prices acceptable to the Company.  As of May 12, 2008, the Company had $500 million available under its shelf registration statement.

4.   PREFERRED STOCK

In January 2007, 2,875,000 shares of its 5.75% Series A cumulative convertible perpetual preferred stock (“Convertible Preferred Stock”) were issued in a public offering.

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

5.   EARNINGS PER SHARE

The Company accounts for earnings per share in accordance with SFAS No. 128, Earnings per Share, which establishes the requirements for presenting earnings per share (“EPS”).  SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the statement of operations.  Basic EPS amounts are calculated using the weighted average number of common shares outstanding during each period.  Diluted EPS assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method. When a loss from continuing operations exists, as in the three months ended March 31, 2008 and 2007, potential common shares are excluded in the computation of diluted EPS because it would result in an anti-dilutive effect on per share amounts.

Diluted EPS also includes the effect of convertible securities by application of the “if-converted” method.  Under this method, if an entity has convertible preferred stock outstanding, the preferred dividends applicable to the convertible preferred stock are added back to the numerator.  The convertible preferred stock is assumed to have been converted at the beginning of the period (or at time of issuance, if later) and the resulting common shares are included in the denominator of the EPS calculation.  In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. During 2008 and 2007, conversion of the convertible preferred stock is not assumed because the effect would be anti-dilutive. The following tables present the computations of EPS for the periods indicated:

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Loss (Numerator)	Shares (Denominator)(1)	Per Share Amount	Loss (Numerator)	Shares (Denominator)(2)	Per Share Amount
	(in thousands, except per share amounts)
Net loss	$(16,179)			$(5,768)
Preferred stock dividends	(2,066)			(1,381)

Basic EPS
Net loss to common stockholders	(18,245)	28,566	$(0.64)	(7,149)	24,867	$(0.29)
Effect of dilutive securities:
Restricted stock units	—	—	—	—	—	—
Common stock options	—	—	—	—	—	—
Convertible preferred stock	—	—	—	—	—	—
Diluted EPS
Net loss to common stockholders	$(18,245)	28,566	$(0.64)	$(7,149)	24,867	$(0.29)

(1)   In the calculation of diluted EPS for the quarter ended March 31, 2008, the 8.7 million shares of common stock resulting from an assumed conversion of the Company’s Convertible Preferred Stock and 69,531 equivalent shares of the Company’s restricted stock units and common stock options were excluded because the conversion would be anti-dilutive.

(2)   In the calculation of diluted EPS for the quarter ended March 31, 2007, the 8.7 million shares of common stock resulting from an assumed conversion of the Company’s Convertible Preferred Stock and 303,552 equivalent shares of the Company’s restricted stock units and common stock options were excluded because the conversion would be anti-dilutive.

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

The Company currently estimates that its effective tax rate for the year ending December 31, 2008 will be approximately 35%.  An income tax benefit of $8.6 million (34.83% of pre-tax income) was reported for the three months ended March 31, 2008.  An income tax benefit of $2.9 million (34.95% of pre-tax loss) was reported for the three months ended March 31, 2007. The Company’s income tax provision in 2008 is primarily non-cash as the Company has NOL carryforwards available that were generated from drilling activity.  Currently, the Company anticipates that it will incur federal alternative minimum tax for the year ended 2008. An overpayment of approximately $229,000 is anticipated from the prior tax year, resulting in no required payments at March 31, 2008.

The Company also accounts for income taxes under the provisions of FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, and FSP FIN 48-1, which provides that a company’s tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. FIN 48 prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. FIN 48 also requires that the amount of interest expense to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return. The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. However, the Company has accrued no interest or penalties at March 31, 2008. The Company files income tax returns in the United States and various state jurisdictions. The Company’s tax returns for 2005 and 2006 remain open for examination by the taxing authorities in the respective jurisdictions where those returns were filed. The calculation of the net operating loss carryforwards from years prior to 2005 also remain open for examination.

7.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. A summary of non-cash investing and financing activities is presented below:

Description	Number of Shares Issued	Fair Market Value
	(in thousands)
Three months ended March 31, 2008:
Shares issued to satisfy restricted stock grants	45	$973
Shares issued to fund the Company’s matching contribution under the Company’s 401(k) plan	23	$141
Three months ended March 31, 2007:
Shares issued to satisfy restricted stock grants	70	$1,416
Shares issued to fund the Company’s matching contribution under the Company’s 401(k) plan	6	$87

For the three months ended March 31, 2008 and 2007, the non-cash portion of Asset Retirement Costs was $0.7 million and $(0.9) million, respectively. Dividends declared but not yet paid were $2.1 million, of which $1.7 million was accrued at March 31, 2008, and for the same prior year period dividends declared but not yet paid were $1.7 million, of which $1.4 million was accrued at March 31, 2007. A supplemental disclosure of cash flow information is presented below:

	For the Three Months Ended March 31,
	2008	2007
	(in thousands)
Cash paid during the period for:
Interest, net of amounts capitalized	$4,023	$551

8.   HEDGING AND DERIVATIVE ACTIVITIES

Due to the volatility of oil and natural gas prices, the Company periodically enters into price-risk management transactions (e.g. swaps, collars and floors) for a portion of its expected oil and natural gas production to seek to achieve a more predictable cash flow, as well as to reduce exposure from commodity price fluctuations.  While the use of these arrangements may limit the Company’s ability to benefit from increases in the price of oil and natural gas, it is also intended to reduce the Company’s potential exposure to significant price declines. As a result of changes to the Company’s forecasted 2008 production and the impact of certain divestitures, both of which have reduced expected production as compared to that expected at the time the Company entered into the derivative contracts, the Company currently has approximately 110% and 150% of its anticipated 2008 natural gas and crude oil production, respectively, covered by derivative contracts.  The Company’s arrangements, to the extent it enters into any, are intended to apply to only a portion of its expected production, and thereby provide only partial price protection against declines in oil and natural gas prices. None of these instruments are, at the time of their execution, intended to be used for trading or speculative purposes, but may be deemed as such because of the decrease in the Company’s expected 2008 production. These derivative transactions are generally placed with major financial institutions that the Company believes are minimal credit risks. On a quarterly basis, the Company’s management sets all of the Company’s price-risk management policies, including volumes, types of instruments and counterparties. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation and concurrence by the President and Chairman of the Board.  The Board of Directors monitors the Company’s policies and trades monthly.

All of these price-risk management transactions are considered derivative instruments and accounted for in accordance with SFAS No. 133 (as amended). These derivative instruments are intended to hedge the Company’s price risk and may be considered hedges for economic purposes, but certain of these transactions may not qualify for cash flow hedge accounting. All derivative instrument contracts are recorded on the balance sheet at fair value and the cash flows resulting from settlement of derivative transactions which relate to economically hedging the Company’s physical production volumes are classified in operating activities on the statement of cash flows and the cash flows resulting from settlement of derivative transactions considered “overhedged” positions are classified in investing activities on the statement of cash flows. For those derivatives in which mark-to-market accounting treatment is applied, the changes in fair value are not deferred through other comprehensive income on the balance sheet. Rather they are immediately recorded in total revenue on the statement of operations. While the contract is outstanding, the unrealized gain or loss may increase or decrease until settlement of the contract depending on the fair value at the measurement dates. The Company evaluates the terms of new contracts entered into to determine whether cash flow hedge accounting treatment or mark-to-market accounting treatment will be applied. The Company has applied mark-to-market accounting treatment to all outstanding contracts since January 1, 2006.

The following table reflects the realized and unrealized gains and losses included in revenue on the statement of operations:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Natural gas derivative realized settlements	$363	$569
Crude oil derivative realized settlements	(4,362)	843
Natural gas derivative unrealized change in fair value	(25,564)	(15,472)
Crude oil derivative unrealized change in fair value	204	(2,271)
Loss on derivatives	$(29,359)	$(16,331)

The fair value of outstanding derivative contracts reflected on the balance sheet were as follows:

						Fair Value of Outstanding Derivative Contracts as of
Transaction Date	Transaction Type	Beginning	Ending	Price Per Unit	Volumes Per Day	March 31, 2008	December 31, 2007
						(in thousands )
Natural Gas (1):
01/07	Collar	01/01/2008	12/31/2008	$7.50-$9.00	20,000 MMBtu	$(8,514)	$1,096
01/07	Collar	01/01/2008	12/31/2008	$7.50-$9.00	10,000 MMBtu	(4,163)	619
01/07	Collar	01/01/2008	12/31/2008	$7.50-$9.02	10,000 MMBtu	(4,208)	599
04/07	Collar	01/01/2009	12/31/2009	$7.75-$10.00	10,000 MMBtu	(3,077)	125
10/07	Collar	01/01/2009	12/31/2009	$7.75-$10.08	10,000 MMBtu	(2,976)	187

Crude Oil (2):
12/06	Swap	01/01/2008	12/31/2008	$66.00	1,500 Bbl	(13,694)	(14,541)
10/07	Collar	01/01/2009	12/31/2009	$70.00-$93.55	300 Bbl	(1,057)	(414)
						$(37,689)	$(12,329)

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

9.     FAIR VALUE MEASUREMENTS

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

Valuation Techniques

In accordance with SFAS No. 157, valuation techniques used for assets and liabilities accounted for at fair value are generally categorized into three types:

•                  Market Approach. Market approach valuation techniques use prices and other relevant information from market transactions involving identical or comparable assets or liabilities.

•                  Income Approach. Income approach valuation techniques convert future amounts, such as cash flows or earnings, to a single present amount, or a discounted amount. These techniques rely on current market expectations of future amounts.

•                  Cost Approach. Cost approach valuation techniques are based upon the amount that, at present, would be required to replace the service capacity of an asset, or the current replacement cost. That is, from the perspective of a market participant (seller), the price that would be received for the asset is determined based on the cost to a market participant (buyer) to acquire or construct a substitute asset of comparable utility.

The three approaches described within SFAS No. 157 are consistent with generally accepted valuation methodologies. While all three approaches are not applicable to all assets or liabilities accounted for at fair value, where appropriate and possible, one or more valuation techniques may be used. The selection of the valuation method(s) to apply considers the definition of an exit price and the nature of the asset or liability being valued and significant expertise and judgment is required. For assets and liabilities accounted for at fair value, valuation techniques are generally a combination of the market and income approaches. Accordingly, the Company aims to utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

Input Hierarchy

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value directly related to the amount of subjectivity associated with the inputs. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

•                  Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

•                  Level 2 – Inputs (other than quoted prices included in Level I) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life. Level 2 includes those financial instruments that are valued using models or other valuation methodologies, which consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures.

•                  Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Fair Value Measurements Using:
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Assets:
Derivative instruments	$—	$—	$—	$—

Liabilities:
Derivative instruments	$(37,689)	$—	$—	$(37,689)

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative instruments classified as Level 3 in the fair value hierarchy.

	Three months ended March 31, 2008
	Assets	Liabilities
	(in thousands)
Balance as of December 31, 2007	$—	$(12,329)
Realized and unrealized gains (losses) included in earnings	—	(21,361)
Realized and unrealized gains (losses) included in other comprehensive income	—	—
Settlements	—	(3,999)
Transfers in and/or out of Level 3	—	—
Balance as of March 31, 2008	$—	$(37,689)

Change in unrealized gains (losses) relating to instruments still held as of March 31, 2008	$—	$(25,029)

Gains and losses (realized and unrealized) for Level 3 recurring items are included in total revenues on the Consolidated Statements of Operations. Settlements represent cash settlements of contracts during the period, which are included in total revenues on the Consolidated Statements of Operations.

Transfers in and/or out represent existing assets or liabilities that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. There were no transfers in or out of Level 3 during the period.

Fair Value on a Nonrecurring Basis

In February 2008, the FASB issued FSP 157-2, which postpones the effective date of SFAS No. 157 for non-financial assets and liabilities. Therefore, the Company has not adopted the provisions of SFAS No. 157 for its asset retirement obligations (“ARO”). The Company uses fair value measurements on a nonrecurring basis in its AROs. These liabilities are recorded at fair value initially and assessed for revisions periodically thereafter. The lowest level of significant inputs for fair value measurements for ARO liabilities are Level 3. A reconciliation of the beginning and ending balances of the Company’s ARO is presented in Note 1, in accordance with SFAS No. 143, and the Company expects to expand its disclosures regarding its ARO upon complete adoption of SFAS No. 157.

10.  DIVESTITURES

During the first quarter of 2008, the Company completed the sale of certain non-core assets, which included approximately 100 properties in Texas, to various buyers for aggregate proceeds of approximately $12.2 million.

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

Diana Reyes, et al. v. Edge Petroleum Operating Company, Inc., et al.  On January 8, 2008, the Company was served with a wrongful death action filed in Hidalgo County, Texas.  Plaintiffs allege negligence and gross negligence resulting from a fatality accident at the State B-12 well site, on the Company’s Bloomberg Flores lease in Starr County, Texas.  The plaintiffs are the widow and minor children of Mr. Reyes, who was killed in a one-car fatality accident on August 5, 2007.   Mr. Reyes was an employee of a vendor of the Company, Payzone Logging.   No specific amount of damages has been alleged to date; plaintiffs are asserting damages from loss of companionship, pecuniary loss, pain and mental anguish, loss of inheritance and funeral and burial expenses.  The Company may have insurance coverage for all or part of this claim.  The Company’s insurance carrier has retained local counsel to represent the Company in this matter.  The Company filed an answer on January 30, 2008 denying plaintiffs’ allegations and asserting defenses and trial has been set for February 16, 2009.  The Company has not established a reserve with respect to this claim and it is not possible to determine what, if any, the Company’s ultimate exposure might be in this matter.  The Company will continue to respond aggressively to this lawsuit, and believes that it has meritorious defenses.

Lexington Insurance Company v. Edge Petroleum Exploration Company, et al. - On March 13, 2008, Lexington Insurance Company (“Lexington”) filed a declaratory judgment action in the 125th Judicial District Court of Harris County, Texas.  Lexington seeks a judgment that it is not obligated to pay any claims of the Company and the Sfondrini Partnerships (as defined below) in connection with a consolidated suit that Company and the Sfondrini Partnerships settled with the all of the plaintiffs in 2007.  The suit that was settled, Wade and Joyce Montet, et al., v. Edge Petroleum Corp of Texas, et al., consolidated with Rolland L. Broussard, et al., v. Edge Petroleum Corp of Texas, et al., and the settlement thereof, is described in detail in Item 3. Legal Proceedings of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  In general, the action was a consolidated suit by mineral/royalty owners under two wells, who claimed that the third party operator of the wells had failed to “block squeeze” the sections of one of the wells, as a prudent operator, according to their allegations, would have done, to protect the gas reservoir from being flooded with water from adjacent underground formations, and was negligent in not creating a field-wide unit to protect their interests.  The Company and the Sfondrini Partnerships were defendants in the suit as working interest owners in the wells, owning 2.8% and 14.7%, respectively, at the time of the alleged acts or omissions.  In the case of the settlements with some, but not all, of the plaintiffs, two other insurers covered the settlement amounts in exchange for mutual releases.  The Company and the Sfondrini Partnerships bore the costs of the settlements with the remaining plaintiffs in accordance with their proportionate interests.  The Sfondrini Partnerships are partnerships that are directly or indirectly controlled by John Sfondrini, a director of the Company.  Vincent Andrews, also a director of the Company, owns a minority interest in the corporate general partner one of the partnerships.

Lexington asserts that it is not obligated to pay any claims of the Company and the Sfondrini Partnerships under its commercial, general liability insurance policy as related to the lawsuit that was settled because there was no “occurrence,” under the terms of their policy, of physical injury to or destruction of tangible property and other reasons.  The Company’s position is that the damages to the reservoir and attendant losses incurred by the defendants were losses covered by Lexington’s policy, for which Lexington is legally obligated to pay.  By agreement of the parties, an answer is due 30 days from notice of termination of settlement discussions.  Because the Company has already settled the underlying claims and has not recognized any amount for possible future recoveries against Lexington, it does not, in any event, expect the declaratory judgment action by Lexington to have a material adverse affect on the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion and Analysis (“MD&A”) of significant factors that have affected certain aspects of our financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. The following MD&A is intended to help the reader understand Edge Petroleum Corporation (“Edge”). This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q and with MD&A of Financial Condition and Results of Operations and our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2007 (“2007 Annual Report”).

FORWARD LOOKING STATEMENTS

Certain of the statements contained in all parts of this document, including, but not limited to, those relating to our drilling plans (including scheduled and budgeted wells), the effect of changes in strategy and business discipline, future tax matters, our 3-D project portfolio, future general and administrative expenses on a per unit of production basis, changes in wells operated and reserves, future growth and expansion, future exploration, future seismic data (including timing and results), the ongoing assessment of strategic alternatives, expansion of operation, our ability to generate additional prospects, review of outside generated prospects and acquisitions, additional reserves and reserve increases, our ability to replace production and manage our asset base, enhancement of visualization and interpretation strengths, expansion and improvement of capabilities, integration of new technology into operations, credit facilities, redetermination of our borrowing base, attraction of new members to the technical team, future compensation programs, new focus on core areas, new prospects and drilling locations, new alliances, future capital expenditures (or funding thereof) and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected rates of return, retained earnings and dividend policies, projected cash flows from operations, future commodity price environment, expectation or timing of reaching payout, the outcome, effects or timing of any legal proceedings or contingencies, the impact of any change in accounting policies on our financial statements, the number, timing or results of any wells, the plans for timing, interpretation and results of new or existing seismic surveys or seismic data, future production or reserves, future acquisition of leases, lease options or other land rights, any other statements regarding future operations, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts are forward-looking statements. These forward-looking statements reflect our current view of future events and financial performance. When used in this document, the words “budgeted,” “anticipate,” “estimate,” “expect,” “may,” “project,” “believe,” “intend,” “plan,” “potential,” “forecast,” “might,” “predict,” “should” and similar expressions are intended to be among the expressions that identify forward-looking statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Such statements involve risks and uncertainties, including, but not limited to, those set forth under “ITEM 1A. RISK FACTORS” of our 2007 Annual Report, the ongoing assessment of strategic alternatives, and other factors detailed in this document and our other filings with the Securities and Exchange Commission (the “SEC”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.

GENERAL OVERVIEW

Edge Petroleum Corporation (“Edge”, “we” or the “Company”) is a Houston-based independent energy company that focuses its exploration, development, production, acquisition and marketing activities in selected onshore basins of the United States. In late 1998, we began a shift in strategy from pure exploration, which focused more on prospect generation, to our current strategy which focuses on a balanced program of exploration, exploitation and development and acquisition of oil and natural gas properties. We generate revenues, income and cash flows by producing and marketing oil and natural gas produced from our oil and natural gas properties. We make significant capital expenditures in our exploration, development, and production activities that allow us to continue generating revenue, income and cash flows. We have also spent considerable efforts on acquisitions, including both corporate and asset acquisitions, which have contributed to our growth in recent years.

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

•                  Assessment of Strategic Alternatives – information about our strategic assessment process.

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

•                  Fair Value Measurements – supplementary discussion regarding fair value measurements and implementation of SFAS No. 157, Fair Value Measurements.

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

Although certain of our costs and expenses are affected by general inflation, inflation does not normally have a significant effect on our business. Our costs and expenses tend to react to activity levels in our industry and commodity price movements.

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

Approach to the Business

Profitable growth of our business will largely depend upon our ability to successfully find and develop new proved reserves of oil and natural gas in a cost-effective manner.  In order to achieve an overall acceptable rate of growth, we seek to maintain a prudent blend of low, moderate and higher risk exploration and development projects.  We have chosen to seek geologic and geographic diversification by operating in multiple basins in order to mitigate risk in our operations. In recent years, we have also made selected acquisitions of oil and natural gas properties to augment our growth and provide future drilling opportunities.

We normally hedge our exposure to volatile oil and natural gas prices on a portion of our expected production to reduce price risk. As a result of changes to our forecasted 2008 production and the impact of certain asset divestitures, both of which have reduced expected production as compared to that expected at the time we entered into the derivative contracts, we currently have approximately 110% and 150% of our anticipated 2008 natural gas and crude oil production, respectively, covered by derivative contracts. This overhedged position exposes us to greater risk of commodity price increases because we will not have the physical production cash inflows to offset any potential losses incurred on the portion of the contracts that are overhedged. As of March 31, 2008, we also had derivative contracts in place for a portion of our expected 2009 oil and natural gas production.

Generally, our goal is to fund ongoing exploration and development projects with cash flow provided by operating activities, occasionally supplemented with external sources of capital. As a result of the ongoing strategic assessment process (see discussion below), our Board has approved an interim capital expenditure budget for 2008 of approximately $50 to $60 million, while we continue to assess the potential sale or merger of the Company. Based on current expectations for production volumes and commodity prices, we expect to fund those capital expenditures from internally generated cash from operating activities supplemented by modest borrowings on our credit facility. Any decision to expand our drilling program will depend in large part on the developments and results of our strategic assessment process that is currently underway (see “Outlook” section below). Our long-term debt balance as of March 31, 2008 was $250 million and our debt-to-total capital ratio was 37.5%. In early May 2008, our Revolving Facility’s borrowing base was redetermined by our banks and set at $250 million. It is scheduled to be redetermined again on or before June 30, 2008. As of May 12, 2008, we had unused borrowing capacity of $5 million.

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

Divestitures - We regularly review our asset base for the purpose of identifying non-core assets, the disposition of which would increase capital resources available for other activities and create organizational and operational efficiencies. While we generally do not dispose of assets solely for the purpose of reducing debt, such dispositions can have the result of furthering our objective of financial flexibility through reduced debt levels. During the first quarter of 2008, we completed the sale of certain working interests in approximately 100 properties located in Texas to various buyers for aggregate proceeds of approximately $12.2 million.

Assessment of Strategic Alternatives

On December 18, 2007, we announced the hiring of a financial advisor to assist our Board of Directors with an assessment of strategic alternatives. On February 7, 2008, we provided an update on the strategic assessment process, which includes a thorough review and assessment of our strengths and weaknesses, competitive position and asset base, reporting that after careful analysis, management and our Board of Directors believed that the best route to maximizing stockholder value at that time was to focus on an assessment of a potential merger or sale of Edge. That process is ongoing.  A decision on any particular course of action has not been made and there can be no assurance that our Board of Directors will authorize any transaction. While that process is continuing, we intend to operate Edge in a manner designed to capture the most value possible for our stockholders.

Outlook

•                  During the three months ended March 31, 2008, we drilled 8 wells, all apparent successes. Given the backdrop of the ongoing strategic assessment process, we are operating under an interim capital spending budget while we continue to assess the potential merger or sale of the Company. This interim program, which could be supplemented quickly, calls for the drilling of 18 to 22 wells (7 to 9, net) during 2008, primarily in south Texas, and to a lesser extent in southeast New Mexico, and complemented by selected expenditures for land and seismic. The interim program provides for total capital spending in the range of $50 to $60 million.

•                  During the first quarter of 2008, we completed the sale of some non-core properties to various buyers for aggregate proceeds of approximately $12.2 million. We completed another small sale of non-core assets during the second quarter of 2008 for proceeds of approximately $5.1 million received in April 2008. The properties sold consist of various working interests in approximately 100 wells and related equipment and gathering lines located in Texas. We expect to close another small sale later in the second quarter.

•                  We apply mark-to-market accounting treatment to our outstanding derivative contracts, rather than cash flow hedge accounting treatment, and therefore significant volatility from the changes in fair value of those outstanding contracts have impacted our earnings in 2008 (see Note 8 to our consolidated financial statements). See “Approach to the Business” above for information regarding our current derivatives position in light of recent changes in expected production and dispositions.

             Our outlook and the expected results described above are both subject to change based upon factors that include, but are not limited to, drilling results, commodity prices, the results of our strategic assessment process, access to capital, the acquisitions market and factors referred to in “Forward Looking Statements.”

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

“Ceiling” Test - The full-cost method of accounting for oil and natural gas properties requires a quarterly calculation of a limitation on capitalized costs, often referred to as a full-cost ceiling test. The ceiling is the discounted present value of our estimated total proved reserves (using a 10% discount rate) adjusted for taxes and the impact of cash flow hedges on pricing, if cash flow hedge accounting is applied. The ceiling test calculation dictates that prices and costs in effect as of the last day of the period are to be used in calculating the discounted present value of our estimated total proved reserves. However, if prices increase subsequent to the balance sheet date, but before the filing date, SEC guidelines allow a company to use the subsequent date’s higher prices in calculating the full-cost ceiling. We made this election for the third and fourth quarters of 2007. To the extent that our capitalized costs (net of accumulated depletion and deferred taxes) exceed the ceiling, the excess must be written off to expense. Once incurred, this impairment of oil and natural gas properties is not reversible at a later date even if oil and natural gas prices increase. A ceiling test impairment could result in a significant loss for a reporting period; however, future depletion expense would be correspondingly reduced. Our average oil and natural gas prices at the balance sheet date of March 31, 2008 were $101.58 per barrel and $9.37 per MMBtu. As a result, no ceiling test impairment was required for the three months ended March 31, 2008. No such impairment was required in the three months ended March 31, 2007.

Effect if Different Assumptions Used: Units-of-production method to amortize our oil and natural gas properties - A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the year by approximately 10%.

“Ceiling” limitation test - Factors that contribute to a ceiling test impairment include the price used to calculate the reserve limitation threshold and reserve quantities. A reduction in prices at a measurement date could trigger a full-cost ceiling impairment. We had a cushion of $75.9 million, net of tax, at March 31, 2008. A 10% increase or decrease in prices would have increased or decreased our cushion (i.e. the excess of the ceiling over our capitalized costs) by approximately 80%, net of tax, respectively. Although our hedging program is intended to mitigate the economic impact of any significant price decline, it did not impact our ceiling test at March 31, 2008 because we do not apply cash flow hedge accounting to our derivative contracts. Had we applied cash flow hedge accounting to our outstanding derivative contracts, the cushion at March 31, 2008 would have been 16% lower. A 10% increase or decrease in reserve volume would have increased or decreased the cushion calculated at March 31, 2008 by approximately 60%.

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

Nature of Critical Estimate Item: Income Taxes - In accordance with SFAS No. 109, Accounting for Income Taxes, we have recorded a deferred tax asset and liability to account for the expected future tax benefits and consequences, respectively, of events that have been recognized in our financial statements and our tax returns. There are several items that result in deferred tax assets and liabilities on the balance sheet, the largest of which are deferred liabilities attributable to book basis in excess of tax basis in oil and natural gas properties and the impact of net operating loss (“NOL”) carryforwards. We routinely assess our ability to use all of our NOL carryforwards that resulted from substantial income tax deductions, prior year losses and acquisitions. We consider future taxable income in making such assessments. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, it is reduced by a valuation allowance to remove the benefit of those NOL carryforwards from our financial statements. Additionally, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”) we have recorded a liability of $0.5 million associated with uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  We are required to determine whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position in order to record any financial statement benefit.  If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements.  The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

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

Effect if Different Assumptions Used: Our in-house tax department, along with consultation from an independent public accounting firm used in tax consultation, continually evaluate complicated tax law requirements and their effect on our current and future tax liability and our tax filing positions. Despite our attempt to make an accurate estimate, the ultimate utilization of our NOL carryforwards is highly dependent upon our actual production, the realization of taxable income in future periods, Internal Revenue Code Section 382 limitations and potential tax elections. If we estimate that some or all of our NOL carryforwards are more likely than not going to expire or otherwise not be utilized to reduce future tax, we would record a valuation allowance to remove the benefit of those NOL carryforwards from our financial statements. Our liability for uncertain tax positions is dependent upon our judgment on the amount of financial statement benefit that an uncertain tax position will realize upon ultimate settlement and on the probabilities of the outcomes that could be realized upon ultimate settlement of an uncertain tax position using the facts, circumstances and information available at the reporting date to establish the appropriate amount of financial statement benefit. To the extent that a valuation allowance or uncertain tax position is established or increased or decreased during a period, we may be required to include an expense or benefit within tax expense in the statement of operations.

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

Cash Flow Hedge Accounting - For transactions accounted for under cash flow hedge accounting treatment, the effective portion of the change in fair value of outstanding derivative contracts is deferred through other comprehensive income (“OCI”) on the balance sheet, rather than recorded immediately in total revenue on the statement of operations. Ineffective portions of the changes in the fair value of the derivative contracts are recognized in revenue as they occur. The cash flows resulting from settlement of these hedge transactions are included in cash flows from operating activities on the statement of cash flows. While the hedge contract is outstanding, the fair value may increase or decrease until settlement of the contract.

Mark-to-Market Accounting - For transactions accounted for using mark-to-market accounting treatment, until the contract settles, the entire change in the fair value of the outstanding derivative contract is recorded in total revenue immediately, and not deferred through OCI, and there is no measurement of effectiveness. Since January 1, 2006, we have applied mark-to-market accounting treatment to all outstanding derivative contracts.

Assumptions/Approach Used: Estimating the fair values of derivative instruments requires complex calculations, including the use of a discounted cash flow technique, estimates of risk and volatility, and subjective judgment in selecting an appropriate discount rate. In addition, the calculations use future market commodity prices, which although posted for trading purposes, are merely the market consensus of forecasted price trends. The results of the fair value calculations cannot be expected to represent exactly the fair value of our commodity derivatives. We currently obtain the fair value of our positions from our counterparties. Our practice of relying on our counterparties who are more specialized and knowledgeable in preparing these complex calculations reduces our management’s input. It also approximates the fair value of the contracts as that would be the cost to us to terminate a contract at that point in time, as well as the potential inflows or outflows of cash for the expiration of the contracts. Due to the fact that we apply mark-to-market accounting treatment, the offset to the balance sheet asset or liability, or the change in fair value of the contracts, is included in total revenue on the statement of operations rather than deferred in OCI on the balance sheet.

Effect if Different Assumptions Used: At March 31, 2008, a 10% change in the commodity price per unit would cause the fair value total of our derivative financial instruments to increase or decrease by approximately $3.6 million. Had we applied cash flow hedge accounting treatment to all of our derivative contracts outstanding at March 31, 2008, our net loss to common stockholders for the three months would have been approximately $1.7 million, or $0.06 per basic and diluted loss per share, assuming that all hedges were fully effective.

Results of Operations

This section includes discussion of our results of operations for the three months ended March 31, 2008 as compared to the same period of the prior year. We are an independent oil and natural gas company engaged in the exploration, development, acquisition and production of crude oil and natural gas properties in the United States. Our resources and assets are managed and our results reported as one operating segment. We conduct our operations primarily along the onshore United States Gulf Coast, with our primary emphasis in Texas, Mississippi, New Mexico and Louisiana.

First Quarter 2008 Compared to the First Quarter 2007

Revenue and Production

Total revenue decreased 23% from the first quarter of 2007 to the comparable 2008 period. Excluding the effects of derivative activity, revenues increased 20% from the first quarter of 2007 to the comparable 2008 period. For the three months ended March 31, 2008 and 2007, our product mix contributed the following percentages of revenues and production volumes:

	REVENUES (1)		PRODUCTION VOLUMES (MCFE)
	Three months ended March 31,
	2008	2007	2008	2007
Natural gas	20%	67%	69%	78%
Natural gas liquids	55%	11%	21%	10%
Crude oil and condensate	25%	22%	10%	12%

Total	100%	100%	100%	100%

(1)          Includes effect of derivative transactions.

The following table summarizes volume and price information with respect to our oil and natural gas production:

			2008 Period Compared to 2007 Period
	Three Months Ended March 31,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(in thousands, except prices and percentages)
Production Volumes:
Natural gas (MMcf)	3,773	4,465	(692)	(15)%
Natural gas liquids (MBbls)	191	99	92	93%
Crude oil and condensate (MBbls)	85	111	(26)	(23)%
Natural gas equivalent (MMcfe)	5,429	5,721	(292)	(5)%
Average Sales Price(1):
Natural gas ($per Mcf)(2)	$7.62	$6.78	$0.84	12%
Natural gas liquids ($per Bbl)	50.51	26.13	24.38	93%
Crude oil and condensate ($per Bbl)(2)	101.07	57.50	43.57	76%
Natural gas equivalent ($per Mcfe)(2)	8.66	6.85	1.81	26%
Natural gas equivalent ($per Mcfe)(3)	3.25	4.00	(0.75)	(19)%
Operating Revenue:
Natural gas (2)	$28,744	$30,267	$(1,523)	(5)%
Natural gas liquids	9,628	2,574	7,054	274%
Crude oil and condensate (2)	8,644	6,373	2,271	36%
Loss on derivatives	(29,359)	(16,331)	(13,028)	80%
Total revenue	$17,657	$22,883	$(5,226)	(23)%

(1) Prices are calculated based on whole numbers, not rounded numbers.

(2) Excludes the effect of derivative transactions.

(3) Includes the effect of derivative transactions.

Average sales price – Our sales revenue is sensitive to the changes in prices received for our products. A substantial portion of our production is sold at prevailing market prices, which fluctuate in response to many factors that are outside of our control. Imbalances in the supply and demand for oil and natural gas can have a dramatic effect on the prices we receive for our production. Political instability and availability of alternative fuels could impact worldwide supply, while the economy, weather and other factors outside of our control could impact demand.

Natural gas revenue - For the three months ended March 31, 2008, natural gas revenue, excluding derivative activity, decreased 5% over the same period in 2007 due primarily to 15% lower production volumes. The overall decrease in production compared to the prior year period resulted in a decrease in revenue of approximately $4.7 million (based on 2007 comparable period pre-hedge prices). The decrease in production was primarily the result of normal production declines and asset sales completed during the first quarter of 2008. The increase in average price received resulted in increased revenue of approximately $3.2 million (based on current period production). See below for a discussion of the impact of natural gas derivatives on prices and revenue.

Natural gas liquids (“NGL”) revenue - For the three months ended March 31, 2008, NGL revenue increased 274% over the same period in 2007 due to increases in prices realized and production volumes. The price increase resulted in an increase in revenue of approximately $4.6 million (based on current period production). The increase in NGL production increased revenue by approximately $2.4 million (based on 2007 comparable period average prices). NGL volumes were also higher during the three months ended March 31, 2008 as compared to the same period in 2007 as a result of new natural gas processing agreements for our Chapman Ranch production and our non-operated Queen City production in Jim Hogg County, Texas.

Crude oil and condensate revenue - For the three months ended March 31, 2008, oil and condensate sales revenue, excluding derivative activity, increased 36% from the comparable period in 2007, due to the 76% increase in prices realized as a result of increasing crude oil prices in the market. The increased average realized price for oil and condensate for the three months ended March 31, 2008 resulted in an increase in revenue of approximately $3.7 million (based on current period production). Partially offsetting the increase in revenue due to increased prices was a decrease in oil and condensate production resulting in a decrease in revenue of approximately $1.4 million (based on 2007 comparable period pre-hedge prices). Production volumes for oil and condensate decreased for the three months ended March 31, 2008 compared to the same prior year period due to normal production declines and asset sales completed during the first quarter of 2008. See below for a discussion of the impact of crude oil derivatives on prices and revenue.

Derivatives – For the three months ended March 31, 2008 and 2007, we recorded a net loss on derivative contracts. The volume and price contract terms vary from period to period and therefore interact differently with the changing pricing environment, which makes the comparability of the results for each period difficult. In both periods, we applied mark-to-market accounting treatment to our derivative contracts; therefore the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in revenue and will continue to affect revenue until the contracts expire. Since these gains/losses are not a function of the operating performance of our oil and natural assets, excluding their impact from the above discussions helps isolate the operating performance of those assets. The following table summarizes the various components of the total loss on derivatives and the impact each component had on our realized prices:

	Three Months Ended March 31,
	2008		2007
	$	$ per unit (1)	$	$ per unit(1)
	(in thousands, except per unit prices)

Natural gas derivative contract settlements (Mcf)	$363	$0.10	$569	$0.13

Crude oil derivative contract settlements (Bbl)	(4,362)	(51.00)	843	7.61
Mark-to-market reversal of prior period unrealized change in fair value of gas derivative contracts (Mcf)	(2,626)	(0.70)	(4,686)	(1.05)
Mark-to-market unrealized change in fair value of gas derivative contracts (Mcf)	(22,938)	(6.08)	(10,786)	(2.42)
Mark-to-market reversal of prior period unrealized change in fair value of oil derivative contracts (Bbl)	14,955	174.85	(501)	(4.52)
Mark-to-market unrealized change in fair value of oil derivative contracts (Bbl)	(14,751)	(172.47)	(1,770)	(15.97)

Loss on derivatives (Mcfe)	$(29,359)	$(5.41)	$(16,331)	$(2.85)

(1) Prices per unit are calculated based on whole numbers, not rounded numbers.

Should crude oil or natural gas prices increase or decrease from the current levels, it could materially impact our revenues. Our physical sales of these commodities are vulnerable to the volatility of market price movements. Therefore, we enter into contracts covering our anticipated production to ensure certain cash flows that we expect will allow us to plan our business activities. In a high price environment, hedged positions could result in lost opportunities if there is a cap in place, thus lowering our effective realized prices on hedged production, but in an environment of falling prices, these transactions offer some pricing protection for hedged production. Our current derivative position exceeds our 2008 expected production, therefore we could incur realized cash losses if oil and natural gas commodity prices continue to increase in the coming months, see “Approach to the Business” above.

Costs and Operating Expenses

The table below details our expenses:

			2008 Period Compared to 2007 Period
	Three Months Ended March 31,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(in thousands, except percentages)
Oil and natural gas operating expenses	$4,472	$3,380	$1,092	32%
Severance and ad valorem taxes	2,185	2,311	(126)	(5)%
Depletion, depreciation, amortization and accretion:
Oil and gas property and equipment	27,088	18,370	8,718	47%
Other assets	193	108	85	79%
ARO accretion	90	64	26	41%
General and administrative expenses	4,060	4,395	(335)	(8)%
Total operating expenses	$38,088	$28,628	$9,460	33%

Other income and expense, net	4,394	2,958	1,436	49%
Income tax benefit	8,646	2,935	5,711	195%
Preferred stock dividends	2,066	1,381	685	50%

Oil and natural gas operating expenses - For the three months ended March 31, 2008, operating expenses increased due to increased expensed workovers and higher costs for compressor rent, gas processing, and salt-water disposal as well as overall cost inflation in our industry. Additionally, the properties acquired in January 2007 impacted only two months of the quarter as compared to a full quarter in 2008. Average oil and natural gas operating expenses were $0.82 per Mcfe and $0.59 per Mcfe for the three months ended March 31, 2008 and 2007, respectively.

Severance and ad valorem taxes - Severance tax expense for the three months ended March 31, 2008 was 96% higher than the prior year period as a result of abatements received on the Chapman Ranch field during the first quarter of 2007 that related to prior year periods, which lowered the 2007 expense. Our severance tax expense is levied on our oil and natural gas revenue (excluding derivative activity). For the three months ended March 31, 2008, severance tax expense was approximately 5.5% of revenue subject to severance taxes compared to 3.3% of revenue subject to severance taxes for the first quarter of 2007. Ad valorem tax expense for the first quarter of 2008 was significantly lower than the prior year period due to realized ad valorem taxes on properties acquired in January 2007 coming in much lower than anticipated. On an equivalent basis, severance and ad valorem taxes averaged $0.40 per Mcfe for the three months ended March 31, 2008 and 2007.

Depletion, depreciation, and amortization (“DD&A”) and accretion - Full-cost depletion on our oil and natural gas properties has increased as a result of an increase in our depletion rate, partially offset by 5% lower production volumes. Our depletion rate for the three months ended March 31, 2008 was $4.99 per Mcfe, a 3% increase since year-end 2007 and a 55% increase as compared to $3.21 per Mcfe in the first quarter of 2007. The depletion rate has increased over the past year due to significant property costs for both drilling and exploration activities as well as our acquisition program without a corresponding increase in reserves. Additionally, negative revisions to our proved reserves at year-end 2007 increased our depletion rate. Depreciation of other assets for the first quarter of 2008 increased as a result of our office expansion that occurred during 2007. Accretion expense associated with our ARO for the three months ended March 31, 2008 increased due to revisions made in the ARO balances during the fourth quarter of 2007 and additions of properties throughout 2007, partially offset by over 100 properties retired from our ARO as a result of the sales completed during the first quarter of 2008.

General and administrative (“G&A”) expenses – G&A expense remained comparable between the three months ended March 31, 2008 and 2007 despite growth in our staffing levels of 10%, which typically comprise approximately 70-80% of our G&A expense. Compensation costs related to staffing increased in the area of health benefits and salaries, but decreased in the area of bonuses. These increases were partially offset by decreases in legal expenses, franchise taxes and board of director compensation. Capitalized G&A costs for first quarter 2008 and 2007 were comparable at approximately $1.0 million. G&A on a unit-of-production basis for the three months ended March 31, 2008 was $0.75 per Mcfe compared to $0.77 per Mcfe for the comparable 2007 period. G&A, excluding non-cash share-based compensation costs, for the three months ended March 31, 2008 averaged $0.61 per Mcfe compared to $0.65 per Mcfe in the same period in 2007.

Other income and expense - During the three months ended March 31, 2008, our other income and expense increased primarily due to an increase in gross interest expense resulting from higher outstanding debt balances. For the first quarter of 2008, we capitalized much less interest due to a 64% lower unproved property base on which we calculate interest expense subject to capitalization.

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Gross interest expense	$5,015	$4,859
Less: capitalized interest	(791)	(2,097)
Interest expense, net	$4,224	$2,762

Weighted average debt	$257,253	$198,511

We recorded amortization of deferred loan costs related to our Revolving Facility during the three months ended March 31, 2008 and 2007. These costs were comparable in both periods. During the three months ended March 31, 2008, we recorded a gain on ARO settlements of approximately $9,400, as compared to none in the comparable 2007 period.

Income tax benefit - We are subject to state and federal income taxes and although we were recently generating taxable income for financial reporting purposes, we are not in a federal income tax paying position as a result of deducting intangible drilling costs (“IDC”) that reduce our taxable income for income tax purposes and NOL carryforwards that offset any remaining taxable income. Income tax benefits were recorded during the three months ended March 31, 2008 and 2007 as a result of the loss recorded. In both periods the main reason for the loss was unrealized losses on derivatives. There has not been a substantial change to our effective income tax rate since the first quarter of 2007.

Preferred stock dividends – Our Board of Directors declared quarterly dividends on our 5.75% Series A cumulative convertible perpetual preferred stock in December 2007 and March 2008. Dividend expense for the three months ended March 31, 2007 is lower than the three months ended March 31, 2008 because the preferred stock was issued on January 30, 2007, therefore dividends were accrued for a partial period in 2007 as compared to a full period in 2008.

Loss per share – We reported a net loss for the quarters ended March 31, 2008 and 2007, primarily as a result of unrealized derivatives losses in both periods. Basic weighted average shares outstanding for the three months ended March 31, 2008 increased 15% as compared to the same period in 2007 as a result of options exercised and vesting of restricted stock during each of these periods. Additionally, the stock issued in the concurrent public offerings at January 30, 2007 did not impact basic weighted average shares outstanding for the entire quarter as they did in 2008. At March 31, 2008 and 2007, we excluded the effect of restricted stock units, common stock options, and 8.7 million shares of if-converted common stock from the diluted shares calculations because they would have an anti-dilutive effect on earnings per share.

Liquidity and Capital Resources

Our primary ongoing source of capital is the cash flow generated from our operating activities supplemented by borrowings under our credit facility. Net cash generated from operating activities is a function of production volumes and commodity prices, both of which are inherently volatile and unpredictable, as well as operating efficiency and costs. Our business, as with other extractive businesses, is a depleting one in which each gas equivalent unit produced must be replaced or our asset base and capacity to generate revenues in the future will shrink. Our overall expected future production decline is estimated to be approximately 27% per year. Less predictable than production declines from our proved reserves is the impact of constantly changing oil and natural gas prices on cash flows.  We attempt to mitigate the price risk with our hedging program. Reserves and production volumes are influenced, in part, by the amount of future capital expenditures. In turn, capital expenditures are influenced by many factors including drilling results, oil and natural gas prices, industry conditions, availability and cost of goods and services and the extent to which oil and natural gas properties are acquired.

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

Significant changes to working capital may affect our liquidity in the short term. Quarterly dividends on our preferred stock are an ongoing use of our cash. The increase in our derivative instrument liability is indicative of potential future cash settlement outflows on our outstanding oil and natural gas derivative positions, which are scheduled to settle in future months. The fair market value represents the potential settlement for those contracts if the market prices remain unchanged, but should commodity prices increase or decrease, the fair value of those outstanding contracts would change and the settlements at maturity would also change. When our derivatives result in cash settlement outflows, we receive higher cash inflows on the sale of unhedged production at those higher market prices, thus providing us with additional funds with which to cover at least a portion of any derivative payments that may come due in the future. This will not be true, however, for the portion of our 2008 production that is overhedged. Currently we expect to have 110% of our anticipated natural gas production and 150% of our anticipated crude oil production hedged in 2008 as a result of a decrease in expected future production since the time we entered into our 2008 derivative positions. We have no derivatives covering our substantial production of NGLs, which have historically received a price of approximately 50% to 60% of our realized crude oil price. As a result, even though we do not benefit from increases in oil prices and might suffer increased losses as oil prices increase, those increased losses may be partially offset by increases in our NGL revenues.  See “Approach to the Business” above.

We had $250 million of total borrowings outstanding under our Revolving Facility at March 31, 2008. Our Revolving Facility matures on January 31, 2011. We have historically used our credit facility to supplement any deficiencies between operating cash flow and capital expenditures. Our outstanding debt balance at May 12, 2008 was $245 million. We typically do not rely on the sale of assets as a source of cash, but realized approximately $12.2 million related to the sale of approximately 100 properties in Texas to various buyers during the first quarter of 2008, and we used the proceeds to reduce outstanding debt and fund ongoing capital spending.

We have reduced our planned capital spending for 2008 as compared to recent years. As a result of the ongoing strategic assessment process, our Board of Directors has approved an interim capital budget. Initially that budget is expected to be approximately $50 to $60 million and is expected to be less than our cash flow from operating activities, thereby allowing us to further reduce outstanding debt as we move through the year.

At March 31, 2008, we had $5.5 million in cash and cash equivalents as compared to $7.2 million at December 31, 2007.  Our working capital deficit was $8.6 million at March 31, 2008, as compared to a working capital surplus of $2.3 million at December 31, 2007. Our sources and uses of cash were as follows:

	For the Three Months Ended March 31,
	2008	2007
	(in thousands)
Net Cash Provided By Operating Activities	$21,350	$14,908
Net Cash Used In Investing Activities	(10,992)	(396,970)
Net Cash Provided by (Used In) Financing Activities	(12,066)	384,008

Net Cash Provided By Operating Activities - The increase in cash flows provided by operating activities for the first three months of 2008 as compared to the same period in 2007 is primarily a result of the net timing effects of receipts of accounts receivable, payments of accrued liabilities and accounts payables. Cash flows provided by operating activities before changes in working capital were comparable to 2007 and the changes in working capital for 2007 were much larger than 2008 as a result of the January 2007 acquisition.

Net Cash Used In Investing Activities - We reinvest a substantial portion of our cash flows in our drilling, acquisition, land and geophysical activities.  During the first three months of 2008, we spent $20.9 million on our drilling and operating program. We drilled 8 wells in the first quarter of 2008, all of which were apparent successes.  Leasehold and geological and geophysical activities accounted for expenditures of $1.3 million through March 31, 2008. Proceeds from the sale of certain non-core properties in Texas to various buyers totaled approximately $12.2 million. This limited program compares to the prior year in which our largest expenditure was the January 2007 acquisition. During the three months ended March 31, 2007, we also spent $12.3 million on our drilling and operating program and $4.6 million on leasehold and geological and geophysical activities. The remaining capital expenditures were associated with computer hardware, office equipment and other miscellaneous capital charges. Proceeds from the sale of an interest in one of our Louisiana oil and gas properties totaled $1.1 million.

A new item within cash used in investing activities relates to our derivative program. Due to the overhedged position in 2008, the cash settlements related to the overhedge are reflected in investing activities because they do not apply to operating revenues and are similar in nature to an investment. Approximately 38% of our oil settlements and 3% of our natural gas settlements are represented by the $1.7 million of speculative settlements in this section of the statement of cash flows. The remainder is located in net cash provided by operating activities. For further discussion of our overhedged position, see “Approach to the Business” above.

We are operating under an interim capital spending budget in 2008 while we continue to assess the potential sale or merger of the Company. This interim program, which could be supplemented quickly, calls for the drilling of 18 to 22 wells (7 to 9, net) during 2008, primarily in south Texas, and to a lesser extent in southeast New Mexico, complemented by selected expenditures for land and seismic. The interim program is estimated to have total capital spending in the range of $50 to $60 million.

Net Cash Provided By (Used In) Financing Activities - During the three months ended March 31, 2008, we repaid $10.0 million under our Revolving Facility (as defined below) using proceeds from our asset sales. We also paid quarterly dividends on our preferred stock in January 2008.

Our Revolving Facility had $5 million of availability at May 12, 2008 to supplement timing differences in our projected cash inflows and outflows. We believe we will be able to generate capital resources and liquidity sufficient to meet our financial obligations as they come due, especially during the short term as we have curtailed much of our spending in light of the ongoing strategic assessment process.

Revolving Facility

On January 30, 2007, we entered into a Fourth Amended and Restated Credit Agreement (the “Agreement”) for a new revolving credit facility with Union Bank of California (“UBOC”), as administrative agent and issuing lender, and the other lenders party thereto. Pursuant  to the Agreement, UBOC acts as the administrative agent for a senior, first lien secured borrowing base revolving credit facility (the “Revolving Facility”) in favor of the Company and certain of its wholly-owned subsidiaries in an amount equal to $750 million, of which only $250 million is available under the borrowing base currently in effect. The Revolving Facility has a letter of credit sub-limit of $20 million.

The Revolving Facility matures on January 31, 2011 and bears interest at LIBOR plus an applicable margin ranging from 1.25% to 2.5% or Prime plus a margin of up to 0.25%, with an unused commitment fee ranging from 0.50% to 0.25%.  At March 31, 2008, the interest rates applied to our outstanding Prime and LIBOR borrowings were 5.50% and 6.99%, respectively.  As of March 31, 2008, $250 million in total borrowings were outstanding under the Revolving Facility. Our available borrowing capacity under the Revolving Facility was $50 million at March 31, 2008. The borrowing base was reduced from $320 million to $300 million during the fourth quarter of 2007. In early May 2008, our Revolving Facility’s borrowing base was redetermined by our banks and set at $250 million, by which time we also repaid $5 million of outstanding borrowings, leaving availability of $5 million at May 12, 2008. It was reduced primarily as a result of the sale of certain non-core assets during the first quarter of 2008 and the reduction of total proved reserves as reported in the year-end reserve reports of our independent reserve engineers. It is scheduled to be redetermined again on or before June 30, 2008.

The Revolving Facility is secured by substantially all of our assets. The Revolving Facility provides for certain restrictions, including, but not limited to, limitations on additional borrowings, sales of oil and natural gas properties or other collateral, and engaging in merger or consolidation transactions. The Revolving Facility restricts common stock dividends and certain distributions of cash or properties and certain liens and also contains financial covenants including, without limitation, the following:

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

•      A current ratio requires that as of the last day of each fiscal quarter the ratio of our consolidated current assets to our consolidated current liabilities, as defined in the Revolving Facility, be at least 1.0 to 1.0.

•      A maximum leverage ratio requires that as of the last day of each fiscal quarter the ratio of (a) Total Indebtedness (as defined in the Agreement) to (b) an amount equal to consolidated EBITDAX be not greater than 3.0 to 1.0, calculated on a cumulative quarterly basis for the first 12 months after the closing of the Revolving Facility and then on a rolling four quarter basis.

Consolidated EBITDAX is a component of negotiated covenants with our lender and is discussed here as part of the Company’s disclosure of its covenant obligations. The Revolving Facility includes other covenants and events of default that are customary for similar facilities. It is an event of default under the Revolving Facility if we undergo a change in control.  “Change in control,” as defined in the Revolving Facility, means any of the following events: (a) any “person” or “group” (within the meaning of Section 13(d) or 14(d) of the Exchange Act) has become, directly or indirectly, the “beneficial owner” (as defined in Rules 13d-3 and 13d-5 under the Exchange Act, except that a person shall be deemed to have “beneficial ownership” of all such shares that any such person has the right to acquire, whether such right is exercisable immediately or only after the passage of time, by way of merger, consolidation or otherwise), of a majority or more of our common stock on a fully-diluted basis, after giving effect to the conversion and exercise of all of our outstanding warrants, options and other securities (whether or not such securities are then currently convertible or exercisable), (b) during any period of two consecutive calendar quarters, individuals who at the beginning of such period were members of our Board of Directors cease for any reason to constitute a majority of the directors then in office unless (i) such new directors were elected by a majority of our directors who constituted the Board of Directors at the beginning of such period (or by directors so elected) or (ii) the reason for such directors failing to constitute a majority is a result of retirement by directors due to age, death or disability, or (c) we cease to own directly or indirectly all of the equity interests of each of our subsidiaries.

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

Convertible Preferred Stock

We completed the public offering of 2,875,000 shares of 5.75% Series A cumulative convertible perpetual preferred stock (“Convertible Preferred Stock”) in January 2007.  We used the $138.4 million in net proceeds from this offering, along with the proceeds from the concurrent common stock offering and borrowings under our Revolving Facility, to finance the January 2007 Acquisition and to refinance our then-existing credit facility.

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

Fair Value Measurements

Effective January 1, 2008, we partially adopted SFAS No. 157, Fair Value Measurements which provides a common definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, but does not require any new fair value measurements. The partial adoption of SFAS No. 157 had no impact on our financial statements, but it did result in additional required disclosures as set forth in Note 9 to our consolidated financial statements. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, we have not yet applied the provisions of SFAS No. 157 to our AROs.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Currently the only fair value measurements we utilize are related to our AROs and derivative instruments. While our derivative instruments are executed in liquid markets where price transparency exists, we are not involved in the monthly calculation of fair value. We utilize valuations provided by our counterparties, which include inputs such as commodity exchange prices, over-the-counter quotes, volatility, historical correlations of pricing data and LIBOR and other liquid money market instrument rates. Our counterparties utilize internally developed basis curves that incorporate observable and unobservable market data. Although we believe these valuations are the best estimates of the fair value of the derivative contracts we have executed, the ultimate market prices realized could differ from these estimates, and the differences could be material.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on observable and unobservable data and categorizes the inputs into three levels, with the highest priority given to Level 1 and the lowest priority given to Level 3. The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

•      Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities.

•      Level 2 – Significant observable pricing inputs other than quoted prices included within Level 1 that are either directly or indirectly observable as of the reporting date. Essentially, inputs that are derived principally from or corroborated by observable market data.

•                  Level 3 – Generally, inputs are unobservable, developed based on the best information available and reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

Determining the appropriate classification of our fair value measurements within the fair value hierarchy requires management’s judgment regarding the degree to which market data is observable or corroborated by observable market data. Currently we have categorized derivative instruments’ fair value measurements as Level 3 and expect to categorize our AROs’ fair value measurements as Level 3 upon full adoption of SFAS No. 157. As interpretations of SFAS No. 157 evolve, our classification of certain instruments within the hierarchy may be revised. See “Critical Accounting Policies and Estimates – Derivative and Hedging Activities” above, “Risk Management Activities - Derivatives & Hedging” below and Note 8 to our consolidated financial statements for additional discussion of our derivative instruments.

In conjunction with the adoption of SFAS No. 157, we also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, effective January 1, 2008. SFAS No. 159 allows a company the option to value its financial assets and liabilities, on an instrument by instrument basis, at fair value, and include the change in fair value of such assets and liabilities in its results of operations. The Company did not elect to apply the provisions of SFAS No. 159 to any of its financial assets or liabilities. Accordingly, there was no impact to the Company’s financial statements resulting from the adoption of SFAS No. 159.

Risk Management Activities – Derivatives & Hedging

Due to the volatility of oil and natural gas prices, we may enter into, from time to time, price-risk management transactions (e.g., swaps, collars and floors) related to our expected oil and natural gas production to seek to achieve a more predictable cash flow, as well as to reduce exposure to commodity price fluctuations.  While the use of these arrangements may limit our ability to benefit from increases in the prices of oil and natural gas, it is also intended to reduce our potential exposure to adverse price movements.  See “Approach to the Business” for a discussion of our current level of derivative contracts as it relates to expected production. Our arrangements, to the extent we enter into any, are intended to apply to only a portion of our expected production, and thereby provide only partial price protection against declines in oil and natural gas prices. None of these instruments are, at the time of their execution, intended to be used for trading or speculative purposes, but may be deemed as such because of the expected decrease in our anticipated 2008 production. The use of derivative instruments involves some credit risk, but generally we place our derivative transactions with major financial institutions that we believe are minimal credit risks.  On a quarterly basis, our management sets all of our price-risk management policies, including volumes, types of instruments and counterparties. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation and concurrence by the President and Chairman of the Board.  Our Board of Directors monitors the Company’s price-risk management policies and trades on a monthly basis.

All of these price-risk management transactions are considered derivative instruments and accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). These derivative instruments are intended to hedge our price risk and may be considered hedges for economic purposes. There are two types of accounting treatments for derivatives, (i) mark-to-market accounting and (ii) cash flow hedge accounting. For discussion of these accounting treatments, see Note 8 to our consolidated financial statements. We currently apply mark-to-market accounting treatment to all of our derivative contracts. All derivatives are recorded on the balance sheet at fair value and the changes in fair value are presented in total revenue on the statement of operations. Cash flows from resulting derivative settlements are included in operating activities and investing activities on the statement of cash flows. The following table provides additional information regarding our various derivative transactions that were recorded at fair value on the balance sheet as of March 31, 2008.

(in thousands)
Fair value of contracts outstanding at December 31, 2007	$(12,329)
Contracts realized or otherwise settled during the period	(3,999)
Fair value at March 31, 2008 of new contracts entered into during 2008:
Asset	—
Liability	—
Changes in fair values attributable to changes in valuation techniques and assumptions	—
Other changes in fair values	(21,361)
Fair values of contracts outstanding at March 31, 2008	$(37,689)

The following table details the fair value of our commodity-based derivative contracts by year of maturity and valuation methodology as of March 31, 2008.

	Fair Value of Contracts at March 31, 2008
Source of Fair Value	Maturity less than 1 year	Maturity 1- 3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total fair value
	(in thousands)
Prices actively quoted:	—	—	—	—	—
Prices provided by other external sources:	—	—	—	—	—
Asset	(34,246)	(3,443)	—	—	(37,689)
Liability
Prices based on models and other valuation methods:	—	—	—	—	—
Total	$(34,246)	$(3,443)	$—	$—	$(37,689)

Tax Matters

At March 31, 2008, we had cumulative net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $114.6 million that expire beginning in 2012. We also had state NOL carryforwards at March 31, 2008 of approximately $16 million, without consideration of valuation allowances, which will expire in varying amounts between 2008 and 2027. These estimated NOLs assume that certain items, primarily intangible drilling costs, have been written off for tax purposes in the current year. However, we have not made a final determination if an election will be made to capitalize all or part of these items for tax purposes in the future. Our ability to utilize federal NOL carryforwards in cases where the NOL was acquired in a reorganization may be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”) if we undergo a majority ownership change as defined by Section 382.

We would undergo a majority ownership change if, among other things, the stockholders who own or have owned, directly or indirectly, five percent or more of our common stock or are otherwise treated as five percent stockholders under Section 382 and the regulations promulgated thereunder, increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of a majority ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with the NOL carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration of the respective NOL carryforwards. The amount of the limitation may, under certain circumstances, be increased by built-in gains held by us at the time of the change that are recognized in the five year period after the change. If we were to undergo a majority ownership change, we would be required to record a reserve for some or all of the asset currently recorded on our balance sheet. During 2007, we believe that there may have been an additional change of ownership pursuant to Section 382 as a result of the concurrent public offerings of our common and preferred stock that occurred in January 2007. We cannot make assurances that we will not undergo a majority ownership change in the future because an ownership change for federal tax purposes can occur based on trades among our existing stockholders. Whether we undergo a majority ownership change may be a matter beyond our control. Further, in light of the ongoing strategic assessment process, we cannot provide any assurance that a potential sale or merger will not reduce the availability of our NOL carryforward and other federal income tax attributes, which may be significantly limited or possibly eliminated.

In 2007, we adopted FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes.   As a result of the adoption of FIN 48 on January 1,

2007, we recognized a liability of $534,035 which reduced the January 1, 2007 retained earnings balance.  The amount recorded did not include interest as the anticipated adjustments more likely than not will result in no current tax due as a result of NOL carryovers.  All of the amounts of unrecognized tax benefits reported affect the effective tax rate through deferred tax accounting. We also adopted FSP FIN 48-1 during 2007, which provides that a company’s tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. We had no accrued liabilities prior to adoption at January 1, 2007. We recognize interest and penalties related to unrecognized tax benefits in tax expense as a period cost. However, we accrued no interest or penalties at March 31, 2008.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS No. 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS No. 141(R) to fiscal years preceding the effective date are not permitted. However, accounting for changes in valuation allowances for acquired deferred tax assets and the resolution of uncertain tax positions for prior business combinations will impact tax expense instead of impacting the prior business combination accounting starting January 1, 2009. We are currently evaluating the changes provided in SFAS No. 141(R) and believe it could have a material impact on our consolidated financial statements if we were to undertake a significant acquisition or business combination.

 In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS No. 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS No. 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS No. 160 to fiscal years preceding the effective date are not permitted. We currently do not expect adoption of this statement to have an impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for annual periods beginning on or after November 15, 2008. Early application of SFAS No. 161 is encouraged, as are comparative disclosures for earlier periods at initial adoption. We will adopt SFAS No. 161 on January 1, 2009 and do not expect adoption of this statement to impact our consolidated financial statements, but we do expect it to impact disclosures made in our future quarterly and annual filings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and commodity prices.  We use a Revolving Facility with a floating interest rate. We are not subject to fair value risk resulting from changes in our floating interest rates.  The use of floating rate debt instruments provides a benefit due to downward interest rate movements but does not limit us to exposure from future increases in interest rates.  Based on the March 31, 2008 outstanding borrowings and interest rates of 5.50% and 6.99% applied to various borrowings, a 10% change in interest rates would result in an increase or decrease of interest expense of approximately $1.6 million on an annual basis.

In the normal course of business, we enter into derivative transactions, including commodity price collars, swaps and floors to mitigate our exposure to commodity price movements. They are not intended for trading or speculative purposes.  While the use of these arrangements may limit the benefit to us of increases in the prices of oil and natural gas, it also limits the downside risk of adverse price movements.  During early 2007, we put in place several natural gas and crude oil collars to hedge our expected 2008 and 2009 production to achieve a more predictable cash flow. As a result of recent changes to our forecasted 2008 production and the impact of certain asset divestitures, both of which have reduced expected production as compared to that expected at the time we entered into the derivative contracts, we currently have approximately 110% and 150% of our anticipated 2008 natural gas and crude oil production, respectively, covered by derivative contracts. This overhedged position exposes us to greater risk of commodity price increases because we will not have the physical production cash inflows to offset any potential losses incurred on the portion of the contracts that are overhedged. Please refer to Note 8 to our consolidated financial statements for a discussion of these contracts. The following is a list of contracts outstanding at March 31, 2008:

Transaction Date	Transaction Type	Beginning	Ending	Price Per Unit	Volumes Per Day	Fair Value Outstanding as of March 31, 2008
						(in thousands)
Natural Gas (1):

01/07	Collar	01/01/08	12/31/08	$ 7.50-$9.00	20,000 MMBtu	$(8,514)
01/07	Collar	01/01/08	12/31/08	$ 7.50-$9.00	10,000 MMBtu	(4,163)
01/07	Collar	01/01/08	12/31/08	$ 7.50-$9.02	10,000 MMBtu	(4,208)
04/07	Collar	01/01/09	12/31/09	$ 7.75-$10.00	10,000 MMBtu	(3,077)
10/07	Collar	01/01/09	12/31/09	$ 7.75-$10.08	10,000 MMBtu	(2,976)

Crude Oil (2):

12/06	Swap	01/01/08	12/31/08	$ 66.00	1,500 Bbl	(13,694)
10/07	Collar	01/01/09	12/31/09	$ 70.00-$93.55	300 Bbl	(1,057)
						$(37,689)

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

At March 31, 2008, the fair value of the outstanding derivatives was a net liability of approximately $37.7 million. A 10% change in the commodity price per unit, as long as the price is either above the ceiling or below the floor price, would cause the fair value total of the derivative instruments to increase or decrease by approximately $3.6 million.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Diana Reyes, et al. v. Edge Petroleum Operating Company, Inc., et al.  On January 8, 2008, we were served with a wrongful death action filed in Hidalgo County, Texas.  Plaintiffs allege negligence and gross negligence resulting from a fatality accident at the State B-12 well site, on our Bloomberg Flores lease in Starr County, Texas.  The plaintiffs are the widow and minor children of Mr. Reyes, who was killed in a one-car fatality accident on August 5, 2007.   Mr. Reyes was an employee of our vendor, Payzone Logging.  No specific amount of damages has been alleged to date; plaintiffs are asserting damages from loss of companionship, pecuniary loss, pain and mental anguish, loss of inheritance and funeral and burial expenses.  We may have insurance coverage for all or part of this claim.  Our insurance carrier has retained local counsel to represent us in this matter.  We filed an answer on January 30, 2008 denying plaintiffs’ allegations and asserting defenses and trial has been set for February 16, 2009.  We have not established a reserve with respect to this claim and it is not possible to determine what, if any, our ultimate exposure might be in this matter.  We will continue to respond aggressively to this lawsuit, and believe we have meritorious defenses.

Lexington Insurance Company v. Edge Petroleum Exploration Company, et al. - On March 13, 2008, Lexington Insurance Company (“Lexington”) filed a declaratory judgment action in the 125th Judicial District Court of Harris County, Texas.  Lexington seeks a judgment that it is not obligated to pay any of our  claims nor those of the Sfondrini Partnerships (as defined below) in connection with a consolidated suit that we and the Sfondrini Partnerships settled with the all of the plaintiffs in 2007.  The suit that was settled, Wade and Joyce Montet, et al., v. Edge Petroleum Corp of Texas, et al., consolidated with Rolland L. Broussard, et al., v. Edge Petroleum Corp of Texas, et al., and the settlement thereof, is described in detail in Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2007.  In general, the action was a consolidated suit by mineral/royalty owners under two wells, who claimed that the third party operator of the wells had failed to “block squeeze” the sections of one of the wells, as a prudent operator, according to their allegations, would have done, to protect the gas reservoir from being flooded with water from adjacent underground formations, and was negligent in not creating a field-wide unit to protect their interests. We, along with the Sfondrini Partnerships, were defendants in the suit as working interest owners in the wells, owning 2.8% and 14.7%, respectively, at the time of the alleged acts or omissions.  In the case of the settlements with some, but not all, of the plaintiffs, two other insurers covered the settlement amounts in exchange for mutual releases. We, along with the Sfondrini Partnerships, bore the costs of the settlements with the remaining plaintiffs in accordance with their proportionate interests.  The Sfondrini Partnerships are partnerships that are directly or indirectly controlled by John Sfondrini, a director of ours.  Vincent Andrews, also a director of ours, owns a minority interest in the corporate general partner one of the partnerships.

Lexington asserts that it is not obligated to pay any claims of ours or the Sfondrini Partnerships under its commercial, general liability insurance policy as related to the lawsuit that was settled because there was no “occurrence,” under the terms of their policy, of physical injury to or destruction of tangible property and other reasons.  Our position is that the damages to the reservoir and attendant losses incurred by the defendants were losses covered by Lexington’s policy, for which Lexington is legally obligated to pay.  By agreement of the parties, an answer is due 30 days from notice of termination of settlement discussions.  Because we have already settled the underlying claims and have not recognized any amount for possible future recoveries against Lexington, we do not, in any event, expect the declaratory judgment action by Lexington to have a material adverse affect on us.

 Item 1A - Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2007 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.  The risks described in our 2007 Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

4.2 —

Agreement and Amendment No. 1 to Third Amended and Restated Credit Agreement dated May 31, 2005 among Edge Petroleum Corporation, Edge Petroleum Exploration Company, Edge Petroleum Operating Company, Inc., Miller Exploration Company and Miller Oil Corporation, as borrowers, the lenders thereto and Union Bank of California, N.A., a national banking association, as agent for the lenders (Incorporated by reference from exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 000-22149)).

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

*4.9 —

Amendments No. 1, 2 and 3 to the Fourth Amended and Restated Credit Agreement dated January 31, 2007 by and among Edge Petroleum Corporation, as borrower, and Union Bank of California, N.A., as Administrative Agent and Issuing Lender, and the other lenders party thereto.

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

†10.3 —

Employment Agreement dated as of November 16, 1998, by and between the Company and John W. Elias (Incorporated by reference from exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-22149)).

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

†10.12 —	Summary of Compensation of Non-Employee Directors (Incorporated by reference from exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

†10.13	Salaries and Certain Other Compensation of Executive Officers (Incorporated by reference from exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

†10.14 —	Description of Annual Cash Bonus Program for Executive Officers (Incorporated by reference from exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 12, 2007).

†10.15 —	New Base Salaries and Long-Term Incentive Awards for Certain Executive Officers (Incorporated by reference from exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 29, 2006).

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

†10.22 —	New Base Salaries of Executive Officers (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2007).

*31.1 —	Certification by John W. Elias, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2 —	Certification by Michael G. Long , Chief Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1 —	Certification by John W. Elias, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2 —	Certification by Michael G. Long, Chief Financial and Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

† Denotes management or compensatory contract, arrangement or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGE PETROLEUM CORPORATION,
A DELAWARE CORPORATION
(REGISTRANT)

Date May 12, 2008	/s/ John W. Elias
John W. Elias
Chairman of the Board, President and
Chief Executive Officer

Date May 12, 2008	/s/ Michael G. Long
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

4.2 —

Agreement and Amendment No. 1 to Third Amended and Restated Credit Agreement dated May 31, 2005 among Edge Petroleum Corporation, Edge Petroleum Exploration Company, Edge Petroleum Operating Company, Inc., Miller Exploration Company and Miller Oil Corporation, as borrowers, the lenders thereto and Union Bank of California, N.A., a national banking association, as agent for the lenders (Incorporated by reference from exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 000-22149)).

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

*4.9 —

Amendment No. 1, 2 and 3 to the Fourth Amended and Restated Credit Agreement dated January 31, 2007 by and among Edge Petroleum Corporation, as borrower, and Union Bank of California, N.A., as Administrative Agent and Issuing Lender, and the other lenders party thereto.

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

†10.3 —

Employment Agreement dated as of November 16, 1998, by and between the Company and John W. Elias (Incorporated by reference from exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-22149)).

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

†10.12 —	Summary of Compensation of Non-Employee Directors (Incorporated by reference from exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

†10.13	Salaries and Certain Other Compensation of Executive Officers (Incorporated by reference from exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

†10.14 —	Description of Annual Cash Bonus Program for Executive Officers (Incorporated by reference from exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 12, 2007).

†10.15 —	New Base Salaries and Long-Term Incentive Awards for Certain Executive Officers (Incorporated by reference from exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 29, 2006).

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

†10.22 —	New Base Salaries of Executive Officers (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2007).

*31.1 —	Certification by John W. Elias, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2 —	Certification by Michael G. Long , Chief Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1 —	Certification by John W. Elias, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2 —	Certification by Michael G. Long, Chief Financial and Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

† Denotes management or compensatory contract, arrangement or agreement.