Form 10-Q
period 2008-06-30
EDGE PETROLEUM CORP
filed 2008-08-11
CIK 1021010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

☐ Large accelerated filer	☒ Accelerated Filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2008
Common Stock	28,694,672

EDGE PETROLEUM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EDGE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,455	$7,163
Accounts receivable, trade, net of allowance	23,275	21,845
Accounts receivable, joint interest owners, net of allowance	7,067	14,460
Deferred tax asset	24,978	5,818
Derivative financial instruments	—	619
Other current assets	3,696	4,079

Total current assets	71,471	53,984

PROPERTY AND EQUIPMENT, net – full cost method of accounting for oil and natural gas properties (including unproved costs of $26.8 million and $34.9 million at June 30, 2008 and December 31, 2007, respectively)	686,571	717,290

OTHER ASSETS	2,753	3,231

TOTAL ASSETS	$760,795	$774,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, trade	$3,132	$7,665
Accrued liabilities	27,304	29,616
Accrued interest payable	619	1,006
Asset retirement obligation	431	589
Derivative financial instruments	67,981	12,846
Total current liabilities	99,467	51,722

ASSET RETIREMENT OBLIGATION – long-term	5,892	6,045

DERIVATIVE FINANCIAL INSTRUMENTS – long-term	11,657	102

DEFERRED TAX LIABILITY – long-term	15,703	21,326

OTHER NON-CURRENT LIABILITIES	102	534

LONG-TERM DEBT	240,000	260,000

Total liabilities	372,821	339,729

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 2,875,000 issued and outstanding at June 30, 2008 and December 31, 2007	29	29
Common stock, $0.01 par value; 60,000,000 shares authorized; 28,657,122 and 28,544,160 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	286	285
Additional paid-in capital	423,140	421,808
Retained earnings (deficit)	(35,481)	12,654

Total stockholders’ equity	387,974	434,776

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$760,795	$774,505

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
OIL AND NATURAL GAS REVENUE:
Oil and natural gas sales	$49,060	$47,386	$96,076	$86,600
Gain (loss) on derivatives	(56,598)	6,516	(85,957)	(9,815)
Total revenue	(7,538)	53,902	10,119	76,785

OPERATING EXPENSES:
Oil and natural gas operating expenses	3,941	4,048	8,413	7,428
Severance and ad valorem taxes	3,297	3,885	5,482	6,196
Depletion, depreciation, amortization and accretion	21,522	21,064	48,893	39,606
General and administrative expenses	5,152	5,535	9,212	9,930

Total operating expenses	33,912	34,532	72,000	63,160

OPERATING INCOME (LOSS)	(41,450)	19,370	(61,881)	13,625

OTHER INCOME AND EXPENSE:
Interest income	32	122	92	179
Interest expense, net of amounts capitalized	(2,284)	(2,928)	(6,508)	(5,690)
Gain on ARO settlement	—	—	9	—
Amortization of deferred loan costs	(239)	(243)	(478)	(496)

INCOME (LOSS) BEFORE INCOME TAXES	(43,941)	16,321	(68,766)	7,618

INCOME TAX BENEFIT (EXPENSE)	16,118	(5,704)	24,764	(2,769)

NET INCOME (LOSS)	(27,823)	10,617	(44,002)	4,849
Preferred Stock Dividends	(2,067)	(2,063)	(4,133)	(3,444)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(29,890)	$8,554	$(48,135)	$1,405

BASIC EARNINGS (LOSS) PER SHARE	$(1.04)	$0.30	$(1.68)	$0.05

DILUTED EARNINGS (LOSS) PER SHARE	$(1.04)	$0.28	$(1.68)	$0.05

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	28,652	28,470	28,609	26,679

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	28,652	37,509	28,609	27,015

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(44,002)	$4,849
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized loss on the fair value of derivatives	67,309	11,462
Loss on property	34	—
Deferred income taxes	(25,092)	2,715
Depletion, depreciation, amortization and accretion	48,893	39,606
Gain on ARO settlement	(9)	—
Amortization of deferred loan costs	478	496
Bad debt expense	90	482
Stock based compensation costs	1,636	2,105
Changes in assets and liabilities:
Increase in accounts receivable, trade	(1,508)	(6,868)
Decrease (increase) in accounts receivable, joint interest owners	7,381	(4,230)
Increase in other assets	(355)	(1,223)
Decrease in accounts payable, trade	(4,533)	(1,887)
Increase in accrued liabilities	3,505	15,864
Increase (decrease) in accrued interest payable	(387)	2,069

Net cash provided by operating activities	53,440	65,440

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas property and equipment additions	(36,646)	(53,046)
January 2007 acquisition	—	(379,508)
Decrease in drilling advances	708	220
Proceeds from the sale of oil and natural gas properties	18,172	1,302
Overhedge derivative settlements	(6,249)	—

Net cash used in investing activities	(24,015)	(431,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	245,000
Repayments of long-term debt	(20,000)	(144,000)
Preferred dividends paid	(4,133)	(1,722)
Proceeds of preferred stock offering	—	143,750
Costs of preferred stock offering	—	(5,308)
Proceeds of common stock offering	—	144,756
Costs of common stock offering	—	(6,658)
Net proceeds from issuance of common stock	—	15
Deferred loan costs	—	(3,648)

Net cash provided by (used in) financing activities	(24,133)	372,185

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,292	6,593

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,163	2,081

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,455	$8,674

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

					Additional	Retained	Total
	Preferred Stock		Common Stock		Paid-In	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
	(in thousands)
BALANCE, DECEMBER 31, 2007	2,875	$29	28,544	$285	$421,808	$12,654	$434,776
Issuance of common stock	—	—	113	1	323	—	324
Stock based compensation costs	—	—	—	—	1,312	—	1,312
Tax benefit associated with exercise of non-qualified stock options	—	—	—	—	(303)	—	(303)
Preferred stock dividends ($0.71875 per share)	—	—	—	—	—	(4,133)	(4,133)
Net loss	—	—	—	—	—	(44,002)	(44,002)

BALANCE, June 30, 2008	2,875	$29	28,657	$286	$423,140	$(35,481)	$387,974

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

Strategic Alternative Process and Proposed Merger - In late 2007, the Company announced the hiring of a financial advisor to assist its Board of Directors with an assessment of strategic alternatives. On February 7, 2008, the Company provided an update on the strategic alternative process and announced publicly that it would implement a process to explore a merger or sale of the Company. As a result of the strategic alternative process, on July 15, 2008, Chaparral Energy, Inc. (“Chaparral”), a privately held company, together with the Company, announced that they had entered into a definitive merger agreement that provides for Chaparral to acquire the Company in an all-stock transaction (see Note 11). Through the merger, Chaparral will become a publicly traded company.

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

In the measurement of impairment of oil and gas properties, the successful-efforts method follows the guidance provided in Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, where the first measurement for impairment is to compare the net book value of the related asset to its undiscounted future cash flows using commodity prices consistent with management expectations. The full-cost method follows guidance provided in SEC Regulation S-X Rule 4-10, where impairment is determined by the “ceiling test,” whereby to the extent that such capitalized costs subject to amortization in the full-cost pool (net of accumulated depletion, depreciation and amortization, and related tax effects) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to expense.  Once incurred, an impairment of oil and natural gas properties is not reversible at a later date.  A ceiling test impairment could result in a significant loss for a reporting period; however, future depletion expense would be correspondingly reduced. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with the Company’s quarterly and annual SEC filings. No ceiling test impairment was required during the quarters ended June 30, 2008 or 2007.

In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 103, Update of Codification of Staff Accounting Bulletins, derivative instruments qualifying as cash flow hedges are to be included in the computation of limitation on capitalized costs.  Since January 1, 2006, the Company has not applied cash flow hedge accounting to any derivative contracts (see Note 8), therefore the ceiling tests at June 30, 2008 and 2007 were not impacted by the value of our derivatives.

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

Costs excluded from amortization related to unproved properties were $26.8 million and $34.9 million at June 30, 2008 and December 31, 2007, respectively.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

Revenue Recognition and Gas Balancing - The Company recognizes oil and natural gas revenue from its interests in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by the Company is typically not significantly different from the Company’s share of production. But gas imbalances can occur when sales are more or less than the Company’s entitled ownership percentage of total gas production. Gas imbalances may be accounted for under either the (1) entitlements method, whereby revenue is recorded on the company’s interest in the gas production actually sold or (2) sales method, whereby revenue is recorded on the basis of total gas actually sold by the Company. The Company uses the sales method of accounting for gas balancing and an asset or a liability is recognized to the extent that there is a material imbalance in excess of the remaining gas reserves on the underlying properties.  As of June 30, 2008 and December 31, 2007, our gas production was materially in balance, i.e., our cumulative portion of gas production taken and sold from wells in which we have an interest was not materially different from our entitled interest in gas production from those wells.

Delivery Commitments – During 2007, the Company executed a gas gathering and compression services agreement with Frontier Midstream, LLC (“Frontier”). Following execution of such agreement, Frontier expedited the installation of the Rose Bud system in White County, Arkansas, including the high and low pressure gathering lines, dehydration, compression and the interconnect with Ozark, in order to accommodate the Company’s desire to be able to deliver natural gas as soon as its wells were completed. At the time of signing the contract, the Company had completed and tested two productive wells in the Moorefield shale in Arkansas. The Rose Bud system was installed, operational and ready to receive the Company’s production in June 2007. The contract minimum commitment to Frontier is 2.7 Bcf over a three year period for the pipeline interconnect. This line carries a $0.29 per Mcf deficiency rate, for a total commitment for the pipeline of approximately $0.8 million. The Company has delivered approximately $52,400 of this commitment through June 30, 2008. In addition to the pipeline, Frontier also built and installed lateral gathering lines to eight locations. The remaining commitment on these laterals is approximately $1.3 million, for a total potential liability of approximately $2.0 million to be paid by June 2010 if the minimum volumes are not delivered. We currently have not recorded a liability for these commitments. The Company is taking steps aimed at increasing its production in this area, but if it is unable to do so and if the Company were to cease efforts to develop the area, it may not be able to meet the minimum physical delivery based on estimated future production and thus would record a liability for the remaining amount of the commitment.

These contracts are not considered derivatives, but have been designated as annual sales contracts under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended).

Accounts Receivable and Allowance for Doubtful Accounts - The Company routinely assesses the recoverability of all material trade and other receivables to determine its ability to collect the receivables in full. Accounts Receivable, Joint Interest Owners included an “allowance” for doubtful accounts of $15,300 and $3,200 at

June 30, 2008 and December 31, 2007, respectively. Accounts Receivable, Trade included an “allowance” for doubtful accounts of $64,500 at June 30, 2008 and none at December 31, 2007.

Inventories – Inventories consist principally of tubular goods and production equipment for wells and facilities. They are stated at the lower of weighted-average cost or market and are included in Other Current Assets on the consolidated balance sheet.

Asset Retirement Obligations – The Company records a liability for legal obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and gas properties is increased. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset. The changes to the Asset Retirement Obligations (“ARO”) for oil and natural gas properties and related equipment during the six months ended June 30, 2008 and 2007 are as follows:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
ARO, Beginning of Period	$6,634	$3,371
Liabilities incurred in the current period	490	916
Liabilities settled/sold in the current period	(1,143)	(26)
Accretion expense	191	134
Revisions	151	—

ARO, End of Period	$6,323	$4,395

Current Portion	$431	$328
Long-Term Portion	$5,892	$4,067

During the six months ended June 30, 2008, ARO liabilities were recorded for 38 new obligations and liabilities settled include six properties that were plugged and abandoned and 104 properties that were sold. We also recorded a net gain of approximately $9,400 related to ARO settlements and revisions to various properties’ balances for changes in anticipated timing of ultimate abandonment.

Share-Based Compensation - The Company accounts for share-based compensation in accordance with the provisions of SFAS No. 123R, Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. Share-based compensation for the six months ended June 30, 2008 was approximately $1.3 million, of which $1.1 million was included in general and administrative expenses (“G&A”) and $0.2 million was capitalized to oil and natural gas properties. Share-based compensation for the six months ended June 30, 2007 was approximately $1.5 million, of which $1.2 million is included in general and administrative expenses (“G&A”) and $0.3 million is capitalized to oil and natural gas properties.

During the six months ended June 30, 2008, 1,600 restricted stock units (“RSUs”) were granted. At June 30, 2008, 460,120 RSUs were outstanding, all of which are classified as equity instruments.  No options were granted during the six months ended June 30, 2008, and at period end, 643,600 vested unexercised options were outstanding.

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

Other Comprehensive Income (Loss) – For the periods presented, other comprehensive income (loss) consisted of:

	Three Months Ended June 30,		Six months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net Income (Loss)	$(27,823)	$10,617	$(44,002)	$4,849
Preferred Dividends	(2,067)	(2,063)	(4,133)	(3,444)
Net Income (Loss) to Common Stockholders	(29,890)	8,554	(48,135)	1,405

Other Comprehensive Income (Loss), Net of Tax	—	—	—	—
Other Comprehensive Income (Loss)	$(29,890)	$8,554	$(48,135)	$1,405

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

Recent Accounting Pronouncements – In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). SFAS No. 141R expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS No. 141R is required prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS No. 141R to fiscal years preceding the effective date are not permitted. However, accounting for changes in valuation allowances for acquired deferred tax assets and the resolution of uncertain tax positions for prior business combinations will impact income tax expense instead of impacting the prior business combination accounting starting January 1, 2009. The Company is currently evaluating the changes provided in SFAS No. 141R and believes it could have a material impact on the Company’s consolidated financial statements if it were to undertake a significant acquisition or business combination.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States of America (the GAAP hierarchy).   SFAS No. 162 is effective 60 days following the SEC’s approval of Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect adoption of this statement to impact its consolidated financial statements or related disclosures.

2.              LONG-TERM DEBT

On January 30, 2007, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Agreement”) for a new Revolving Credit Facility with Union Bank of California (“UBOC”), as administrative agent and issuing lender, and the other lenders party thereto (together with UBOC, the “Lenders”). Pursuant to the Agreement, UBOC acts as the administrative agent for a senior, first lien secured borrowing base revolving credit facility (the “Revolving Facility”) in favor of the Company and certain of its wholly-owned subsidiaries in an amount equal to $750 million, of which only $250 million and $225 million were available under the borrowing base and conforming borrowing base, respectively, at June 30, 2008. The Revolving Facility has a letter of credit sub-limit of $20 million.

The Revolving Facility matures on January 31, 2011 and bears interest at LIBOR plus an applicable margin ranging from 1.25% to 2.5% or Prime plus a margin of up to 0.50%, with an unused commitment fee ranging from 0.50% to 0.25%, all of which depend on the utilization percentage of the conforming borrowing base. At June 30, 2008, the interest rates applied to the Company’s outstanding Prime and LIBOR borrowings were 5.50% and 4.95%, respectively, and we had a rate of 0.25% applied to our unused borrowing capacity. In early May 2008, our Revolving Facility’s borrowing base and conforming borrowing base were redetermined by our banks and set at $250 million and $225 million, respectively. As of June 30, 2008, $240 million in total borrowings were outstanding under the Revolving Facility. Therefore, the Company’s available borrowing capacity under the Revolving Facility was $10 million at June 30, 2008.

On July 11, 2008, in connection with the proposed merger with Chaparral, the Company entered into a Consent agreement (the “Consent”) under the Agreement. Pursuant to the Consent, the Lenders deferred their right to conduct a borrowing base redetermination on or before June 30, 2008 and will instead conduct the redetermination on October 31, 2008, subject to the following terms:

1.               if a redetermination occurs, only a borrowing base shall be established and the borrowing base shall also be the conforming borrowing base,

2.               the redetermination is subject to the approval of all the Lenders; and

3.               the deferral is contingent upon:

a.               in connection with the proposed merger, the filing of the registration statement of Chaparral, which will include a prospectus of Chaparral and a proxy statement of the Company, with the SEC and the filing of all initial filings for any other required governmental approvals on or before August 15, 2008, and

b.              the Company’s common stockholders approving the proposed merger within 40 days following the mailing to the Company’s stockholders of the prospectus and proxy statement with respect to the proposed merger.

If the above conditions are not satisfied or waived, the Consent Agreement provides that the Lenders will promptly thereafter redetermine the Company’s borrowing base under the Revolving Facility. The Company paid the Lenders a fee of approximately $0.4 million in connection with the deferral of the redetermination. The failure of the Company and Chaparral to consummate the proposed merger prior to October 31, 2008 could lead the Lenders to redetermine the borrowing base to a level that requires the Company to make additional payments under the Revolving Facility. Should such a redetermination actually result, the Company believes that it would be able to meet the requirements of its Lenders through a combination of cash on hand, adjusting its operations and planned capital spending, offering additional properties to serve as collateral and funds obtained through additional asset divestitures; however, there can be no assurance that this will prove to be correct.

The Revolving Facility is secured by substantially all of the Company’s assets. The Revolving Facility provides for certain restrictions, including, but not limited to, limitations on additional borrowings, sales of oil and natural gas properties or other collateral, and engaging in merger or consolidation transactions. The Revolving Facility restricts dividends on common stock and certain distributions of cash or properties and certain liens and also contains financial covenants including, without limitation, the following:

•                  An EBITDAX to interest expense ratio requires that as of the last day of each fiscal quarter the ratio of (a) Edge’s consolidated EBITDAX (defined as EBITDA plus similar non-cash items and exploration and abandonment expenses for such period) to (b) Edge’s consolidated interest expense, not be less than 2.5 to 1.0, calculated on a  rolling four quarter basis.

•                  A current ratio requires that as of the last day of each fiscal quarter the ratio of Edge’s consolidated current assets to Edge’s consolidated current liabilities, as defined in the Revolving Facility, be at least 1.0 to 1.0.

•                  A maximum leverage ratio requires that as of the last day of each fiscal quarter the ratio of (a) Total Indebtedness (as defined in the Agreement) to (b) an amount equal to consolidated EBITDAX be not greater than 3.0 to 1.0, calculated on a rolling four quarter basis.

Consolidated EBITDAX is a component of negotiated covenants with our lender and is discussed here as part of the Company’s disclosure of its covenant obligations. The Revolving Facility includes other covenants and events of default that are customary for similar facilities. It is an event of default under the Revolving Facility if the Company undergoes a change in control. “Change in control,” as defined in the Revolving Facility, means any of the following events: (a) any “person” or “group” (within the meaning of Section 13(d) or 14(d) of the Exchange Act) has become, directly or indirectly, the “beneficial owner” (as defined in Rules 13d-3 and 13d-5 under the Exchange Act, except that a person shall be deemed to have “beneficial ownership” of all such shares that any such person has the right to acquire, whether such right is exercisable immediately or only after the passage of time, by way of merger, consolidation or otherwise), of a majority or more of the common stock of the Company on a fully-diluted basis, after giving effect to the conversion and exercise of all outstanding warrants, options and other securities of the Company (whether or not such securities are then currently convertible or exercisable), (b) during any period of two consecutive calendar quarters, individuals who at the beginning of such period were members of the Company’s Board of Directors cease for any reason to constitute a majority of the directors then in office unless (i) such new directors were elected by a majority of the directors of the Company who constituted the Board of Directors at the beginning of such period (or by directors so elected) or (ii) the reason for such directors failing to constitute a majority is a result of retirement by directors due to age, death or disability, or (c) the Company ceases to own directly or indirectly all of the equity interests of each of its subsidiaries. The Revolving Facility is expected to be refinanced by Chaparral contemporaneously with the closing of the proposed merger with Chaparral.

3.              SHELF REGISTRATION STATEMENT

In the third quarter 2007, the SEC declared effective the Company’s registration statement filed with the SEC that registered securities of up to $500 million of any combination of debt securities, preferred stock, common stock, warrants for debt securities or equity securities of the Company and guarantees of debt securities by the Company’s subsidiaries.  Net proceeds, terms and pricing of the offering of securities issued under the shelf registration statement will be determined at the time of the offerings. The shelf registration statement does not provide assurance that the Company will or could sell any such securities. The Company’s ability to utilize the shelf registration statement for the purpose of issuing, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or equity securities will depend upon, among other things, market conditions and the existence of investors who wish to purchase the Company’s securities at prices acceptable to the Company.  As of August 11, 2008, the Company had $500 million available under its shelf registration statement.

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

Purchase upon fundamental change. If the Company becomes subject to a fundamental change (as defined below), each holder of shares of Convertible Preferred Stock will have the right to require the Company to purchase any or all of its shares at a purchase price equal to 100% of the liquidation preference, plus accumulated and unpaid dividends, to the date of the purchase. The Company will have the option to pay the purchase price in cash, shares of common stock or a combination of cash and shares. The Company’s ability to purchase all or a portion of the Convertible Preferred Stock for cash is subject to its obligation to repay or repurchase any outstanding debt required to be repaid or repurchased in connection with a fundamental change and to any contractual restrictions then contained in our debt.

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

5.              EARNINGS PER SHARE

The Company accounts for earnings per share in accordance with SFAS No. 128, Earnings per Share, which establishes the requirements for presenting earnings per share (“EPS”).  SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the statement of operations.  Basic EPS amounts are calculated using the weighted average number of common shares outstanding during each period.  Diluted EPS assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method. When a loss from continuing operations exists, as in the three and six months ended June 30, 2008, potential common shares are excluded in the computation of diluted EPS because it would result in an anti-dilutive effect on per share amounts.

Diluted EPS also includes the effect of convertible securities by application of the “if-converted” method.  Under this method, if an entity has convertible preferred stock outstanding, the preferred dividends applicable to the convertible preferred stock are added back to the numerator. The convertible preferred stock is assumed to have been converted at the beginning of the period (or at time of issuance, if later) and the resulting common shares are included in the denominator of the EPS calculation.  In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. During 2008 and the six months ended June 30, 2007, conversion of the convertible preferred stock is not assumed because the effect would be anti-dilutive. The following tables present the computations of EPS for the periods indicated:

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Loss (Numerator)	Shares (Denominator)(1)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Net income (loss)	$(27,823)			$10,617
Preferred stock dividends	(2,067)			(2,063)

Basic EPS
Net income (loss) to common stockholders	(29,890)	28,652	$(1.04)	8,554	28,470	$0.30
Effect of dilutive securities:
Restricted stock units	—	—	—	—	53	—
Common stock options	—	—	—	—	306	—
Convertible preferred stock	—	—	—	2,063	8,680	(0.02)
Diluted EPS
Net income (loss) available to common stockholders	$(29,890)	28,652	$(1.04)	$10,617	37,509	$0.28

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Loss (Numerator)	Shares (Denominator)(1)	Per Share Amount	Loss (Numerator)	Shares (Denominator)(2)	Per Share Amount
	(in thousands, except per share amounts)
Net income (loss)	$(44,002)			$4,849
Preferred stock dividends	(4,133)			(3,444)

Basic EPS
Net income (loss) available to common stockholders	(48,135)	28,609	$(1.68)	1,405	26,679	$0.05
Effect of dilutive securities:
Restricted stock units	—	—	—	—	31	—
Common stock options	—	—	—	—	305	—
Convertible preferred stock	—	—	—	—	—	—
Diluted EPS
Net income (loss) available to common stockholders	$(48,135)	28,609	$(1.68)	$1,405	27,015	$0.05

(1)          In the calculation of diluted EPS for the three and six months ended June 30, 2008, the 8.7 million shares of common stock resulting from an assumed conversion of the Company’s Convertible Preferred Stock is excluded because the conversion would be anti-dilutive. Additionally, for the three and six months ended June 30, 2008, 63,839 and 65,109, respectively, equivalent shares of the Company’s restricted stock units and common stock options were excluded because the conversion would also be anti-dilutive.

(2)          In the calculation of diluted EPS for the six months ended June 30, 2007, the 8.7 million shares of common stock resulting from an assumed conversion of the Company’s Convertible Preferred Stock is excluded because the conversion would be anti-dilutive.

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

The Company currently estimates that its effective tax rate for the year ending December 31, 2008 will be approximately 36%.  An income tax benefit of $24.8 million (36.01% of pre-tax income) was reported for the six months ended June 30, 2008. This amount includes an income tax benefit of approximately $0.4 million, recorded in the second quarter of 2008 as a result of the conclusion of a state audit where no prior benefit was taken for an uncertain tax position, which is now effectively settled without adjustment by the state tax authorities. A provision for income taxes of $2.8 million (36.34% of pre-tax income) was reported for the six months ended June 30, 2007. The Company’s income tax provision in 2008 is primarily non-cash as the Company has NOL carryforwards available that were generated from drilling activity.  However, in light of the proposed merger with Chaparral, the Company cannot provide any assurance that the availability of its NOL carryforward and other federal income tax attributes will not be significantly limited or possibly eliminated. Currently, the Company anticipates that it will incur federal alternative minimum tax for the year ended 2008 in excess of amounts paid at June 30, 2008. An overpayment of approximately $229,000 is anticipated from the prior tax year, resulting in no required payments as of June 30, 2008.

The Company also accounts for income taxes under the provisions of FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, and FSP FIN 48-1, which provides that a company’s tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. FIN 48 prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. FIN 48 also requires that the amount of interest expense to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return. The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. However, the Company has accrued no interest or penalties at June 30, 2008. The Company files income tax returns in the United States and various state jurisdictions. The Company’s tax returns for 2005 and 2006 remain open for examination by the taxing authorities in the respective jurisdictions where those returns were filed. The calculation of the net operating loss carryforwards from years prior to 2005 also remain open for examination.

7.              SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. A summary of non-cash investing and financing activities is presented below:

Description	Number of Shares Issued	Fair Market Value
	(in thousands)
Six months ended June 30, 2008:
Shares issued to satisfy restricted stock grants	52	$1,074
Shares issued to fund the Company’s matching contribution under the Company’s 401(k) plan	61	$324
Six months ended June 30, 2007:
Shares issued to satisfy restricted stock grants	114	$2,055
Shares issued to fund the Company’s matching contribution under the Company’s 401(k) plan	15	$202

For the six months ended June 30, 2008 and 2007, the non-cash portion of Asset Retirement Costs was $0.5 million and $(0.9) million, respectively. Dividends declared but not yet paid were $2.1 million, of which $1.7 million was accrued at June 30, 2008, and for the same prior year period dividends declared but not yet paid were also $2.1 million, of which $1.7 million was accrued as of June 30, 2007. A supplemental disclosure of cash flow information is presented below:

	For the Six Months Ended June 30,
	2008	2007
	(in thousands)
Cash paid during the period for:
Interest, net of amounts capitalized	$6,896	$7,187

8.              HEDGING AND DERIVATIVE ACTIVITIES

Due to the volatility of oil and natural gas prices, the Company periodically enters into price-risk management transactions (e.g. swaps, collars and floors) for a portion of its expected oil and natural gas production to seek to achieve a more predictable cash flow, as well as to reduce exposure from commodity price fluctuations.  While the use of these arrangements may limit the Company’s ability to benefit from increases in the price of oil and natural gas, it is also intended to reduce the Company’s potential exposure to significant price declines. As a result of changes to the Company’s forecasted 2008 production and the impact of certain divestitures, both of which have reduced expected production as compared to that expected at the time the Company entered into the derivative contracts, the Company currently has approximately 120% and 170% of its anticipated 2008 natural gas and crude oil production, respectively, covered by derivative contracts.  The Company’s arrangements, to the extent it enters into any, are intended to apply to only a portion of its expected production, and thereby provide only partial price protection against declines in oil and natural gas prices. None of these instruments are, at the time of their execution, intended to be used for trading or speculative purposes, but may be deemed as such because of the decrease in the Company’s expected 2008 production. These derivative transactions are generally placed with major financial institutions that the Company believes are minimal credit risks. On a quarterly basis, the Company’s management sets all of the Company’s price-risk management policies, including volumes, types of instruments and counterparties. The Board of Directors reviews the Company’s policies and trades monthly.

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

The following table reflects the realized and unrealized gains and losses included in revenue on the statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Natural gas derivative realized settlements	$(6,733)	$—	$(6,370)	$569
Crude oil derivative realized settlements	(7,916)	235	(12,278)	1,078
Natural gas derivative unrealized change in fair value	(30,914)	8,200	(56,478)	(7,272)
Crude oil derivative unrealized change in fair value	(11,035)	(1,919)	(10,831)	(4,190)

Gain (loss) on derivatives	$(56,598)	$6,516	$(85,957)	$(9,815)

The fair value of outstanding derivative contracts reflected on the balance sheet was as follows:

						Fair Value of Outstanding Derivative Contracts as of
Transaction	Transaction			Price	Volumes	June 30,	December 31,
Date	Type	Beginning	Ending	Per Unit	Per Day	2008	2007
						(in thousands)
Natural Gas (1):
01/07	Collar	01/01/2008	12/31/2008	$7.50-$9.00	20,000 MMBtu	$(16,701)	$1,096
01/07	Collar	01/01/2008	12/31/2008	$7.50-$9.00	10,000 MMBtu	(8,235)	619
01/07	Collar	01/01/2008	12/31/2008	$7.50-$9.02	10,000 MMBtu	(8,205)	599
04/07	Collar	01/01/2009	12/31/2009	$7.75-$10.00	10,000 MMBtu	(10,449)	125
10/07	Collar	01/01/2009	12/31/2009	$7.75-$10.08	10,000 MMBtu	(10,263)	187

Crude Oil (2):
12/06	Swap	01/01/2008	12/31/2008	$66.00	1,500 Bbl	(20,520)	(14,541)
10/07	Collar	01/01/2009	12/31/2009	$70.00-$93.55	300 Bbl	(5,265)	(414)

						$(79,638)	$(12,329)

(1)          The Company’s natural gas contracts were entered into on a per MMBtu delivered price basis, using the NYMEX Natural Gas Index. Mark-to-market accounting treatment is applied to these contracts and the change in fair value is reflected in total revenue.

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Fair Value Measurements Using:
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)
Assets:
Derivative instruments	$—	$—	$—	$—

Liabilities:
Derivative instruments	$(79,638)	$—	$—	$(79,638)

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative instruments classified as Level 3 in the fair value hierarchy.

	Three months ended June 30, 2008		Six months ended June 30, 2008
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Balance as of beginning of period	$—	$(37,689)	$—	$(12,329)
Realized and unrealized gains (losses) included in earnings	—	(27,300)	—	(48,661)
Realized and unrealized gains (losses) included in other comprehensive income	—	—	—	—
Settlements	—	(14,649)	—	(18,648)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of June 30, 2008	$—	$(79,638)	$—	$(79,638)

Change in unrealized gains (losses) relating to instruments still held as of June 30, 2008	$—	$(50,357)	$—	$(72,562)

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

10.       DIVESTITURES

During the first half of 2008, the Company completed sales of certain non-core assets, which included a pipeline and approximately 100 properties in Texas, to various buyers for aggregate proceeds of approximately $18.2 million.

11.       SUBSEQUENT EVENT

On July 14, 2008, the Company, Chaparral and Chaparral Exploration, L.L.C., a Delaware limited liability company and wholly owned direct subsidiary of Chaparral (“Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), whereby the Company will merge with and into Sub (the “Merger”). The transaction is expected to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986. The Merger Agreement was unanimously approved by the Company’s Board of Directors and Chaparral’s Board of Directors and stockholders. Completion of the Merger is conditioned upon, among other things, adoption of the Merger Agreement by the Company’s common stockholders and the accuracy of representations and warranties (subject to materiality exceptions) as of the date of the Merger Agreement and the closing date of the Merger, and the performance by the parties in all material respects of their covenants under the Merger Agreement.

At the effective time of the Merger, each share of the Company’s common stock will be converted automatically into the right to receive 0.2511 shares of common stock, par value $0.01 per share, of Chaparral (the “Common Merger Consideration”), and each share of the Company’s Convertible Preferred Stock will be converted automatically into the right to receive one share of 5.75% Series A Cumulative Convertible Perpetual Preferred Stock, par value $0.01 per share, of Chaparral.  The Chaparral preferred stock will have the same terms, rights, preferences and limitations as the Company’s preferred stock, subject to appropriate adjustments to reflect the Merger and the exchange ratio for the Company’s common stock. The initial conversion price per share of Chaparral preferred stock will be $65.95 per share of Chaparral common stock.

In addition, each option to purchase a share of the Company’s common stock that is outstanding as of the effective time of the Merger will be assumed by Chaparral and will be converted into the right to purchase 0.2511 shares of Chaparral common stock at an adjusted exercise price. Each share of restricted stock and each unit with respect to the Company’s common stock will become fully vested and will be converted into the right to receive the Common Merger Consideration.

The Company, Chaparral and Sub have made representations, warranties and covenants in the Merger Agreement, including, among others, covenants to conduct their businesses in the ordinary course between the execution of the Merger Agreement and the consummation of the Merger.  The Company, and to a lesser extent, Chaparral, have agreed to covenants not to engage in certain kinds of transactions and activities during that period. The Company has made certain additional covenants, including, among others, covenants, subject to certain exceptions, (1) not to solicit proposals regarding alternative business combination transactions, (2) not to enter into discussions concerning, or provide confidential information in connection with, alternative business combination transactions, (3) not to approve or recommend any alternative business combination transaction proposals, (4) to cause a common stockholder meeting to be held to consider approval of the Merger and (5) for its Board of Directors to recommend approval of the Merger Agreement by the Company’s common stockholders.

The Merger Agreement contains various termination rights for both parties, including if (1) the Board of Directors of the Company changes its recommendation to its common stockholders or authorizes the Company to enter into a definitive agreement in connection with a Superior Proposal (as defined in the Merger Agreement), (2) the Merger Agreement is not adopted by the holders of the Company’s common stock, or (3) Chaparral fails to enter into a new credit facility or obtain or consummate alternative financing within two business days after the satisfaction or waiver of all other conditions to the Merger.  The Merger Agreement includes a termination right for Chaparral only, if an event of default occurs and is continuing under the Company’s Revolving Facility that has not been cured within a specified period of time or the administrative agent under the Revolving Facility has accelerated the Company’s repayment obligations thereunder.  Upon termination of the Merger Agreement under specified circumstances, one party will be required to pay the other party a termination fee of $15 million.  With certain exceptions, all costs and expenses incurred in connection with the Merger Agreement will be paid by the party incurring such expenses, whether or not the Merger is consummated.  The Merger Agreement includes provisions limiting the maximum aggregate liability of the parties to $25 million in the event the Merger is not consummated.

These provisions are set forth in the Merger Agreement and will be more fully described in the proxy statement/prospectus to be filed by the Company and Chaparral. The Merger is expected to close during the fourth quarter of 2008, but no assurances can be made that the proposed merger with Chaparral will close and, if it does, that the terms will not change.

12.       RETENTION BONUS PLAN

The Company’s Board of Directors adopted a Retention Bonus Plan awarding approximately $2.9 million in bonuses effective May 21, 2008. Awards under the Retention Bonus Plan are permitted under the Merger Agreement.  The Retention Bonus Plan provides for awards to each non-executive employee  and additional awards to certain key non-executive employees, in each case if the employee remains employed by Edge through the earliest to occur of (1) October 1, 2008, (2) the date of the employee’s termination by Edge, provided that such termination is not a termination for cause (as defined in the employee’s severance agreement) or (3) the date of the employee’s involuntary termination with the company (as defined in the employee’s severance agreement). C.W. MacLeod and Kirsten A. Hink were not executive officers at the time of the adoption of the Retention Bonus Plan and are therefore eligible to participate in the Retention Bonus Plan.  Subject to the terms of the plan, Mr. MacLeod and Ms. Hink are entitled to receive retention bonus awards of $97,600 and $78,000, respectively. This plan was adopted to provide an incentive to employees to remain with the Company during the remainder of the strategic alternatives process and proposed merger with Chaparral. For the three and six months ended June 30, 2008, the Company recorded general and administrative expense related to retention benefits of $0.7 million.

13.       COMMITMENTS AND CONTINGENCIES

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

David Blake, et al. v. Edge Petroleum Corporation – On September 19, 2005, David Blake and David Blake, Trustee of the David and Nita Blake 1992 Children’s Trust filed suit against the Company in state district court in Goliad County, Texas alleging breach of contract for failure and refusal to transfer overriding royalty interests to plaintiffs in several leases in the Nita and Austin prospects in Goliad County, Texas and failure and refusal to pay monies to Blake pursuant to such overriding royalty interests for wells completed on the leases. The plaintiffs seek relief of (1) specific performance of the alleged agreement, including granting of overriding royalty interests by the Company to Blake; (2) monetary damages for failure to grant the overriding royalty interests; (3) exemplary damages for his claims of business disparagement and slander; (4) monetary damages for tortious interference; and (5) attorneys’ fees and court costs. Venue of the case was transferred to Harris County, Texas by agreement of the litigants.  The Company filed a counterclaim against Plaintiff Blake and joined various related entities that are controlled by Blake, seeking lease interests in which the Company contends it had been wrongfully denied participation. The parties have moved for summary judgment on each others’ claims and counterclaims, which the trial court has denied as to both sides.  In November 2007, the Company filed a separate motion for summary judgment based on the statute of frauds; the court has not ruled on this separate motion.  The trial, originally scheduled to begin September 10, 2007, and reset for March 3, 2008 and August 20, 2008, has been continued until November 17, 2008. Extensive written discovery has occurred in the case, and the parties are scheduling and commencing to take fact and expert witness depositions.  In June 2008, the Blake Plaintiffs filed a Sixth Amended Petition conditionally adding claims for certain prospects that had been settled, but only to the extent that rescission of the prior settlement and release was being sought by the Company. The Company is not seeking rescission of the prior settlement and release and will respond appropriately to this amended petition. The Company has responded aggressively to this lawsuit, and believes it has meritorious defenses and counterclaims.

Diana Reyes, et al. v. Edge Petroleum Operating Company, Inc., et al.  On January 8, 2008, the Company was served with a wrongful death action filed in Hidalgo County, Texas.  Plaintiffs allege negligence and gross negligence resulting from a fatality accident at the Slick State B-12 well site, on the Company’s Bloomberg Flores lease in Starr County, Texas.  The plaintiffs are the widow and minor children of Mr. Reyes, who was killed in a one-car fatality accident on August 5, 2007.  Mr. Reyes was an employee of a vendor of the Company, Payzone Logging.  No specific amount of damages has been alleged to date; plaintiffs are asserting damages from loss of companionship, pecuniary loss, pain and mental anguish, loss of inheritance and funeral and burial expenses.  The Company may have insurance coverage for all or part of this claim.  The Company’s insurance carrier has retained local counsel to represent the Company in this matter.  The Company filed an answer on January 30, 2008 denying plaintiffs’ allegations and asserting defenses and trial has been set for February 16, 2009. The Company has not established a reserve with respect to this claim and it is not possible to determine what, if any, the Company’s ultimate exposure might be in this matter.  The Company will continue to respond aggressively to this lawsuit, and believes that it has meritorious defenses.

Lexington Insurance Company v. Edge Petroleum Exploration Company, et al. - On March 13, 2008, Lexington Insurance Company (“Lexington”) filed a declaratory judgment action in the 125th Judicial District Court of Harris County, Texas.  Lexington seeks a judgment that it is not obligated to pay any claims of the Company and the Sfondrini Partnerships (as defined below) in connection with a consolidated suit that Company and the Sfondrini Partnerships settled with the all of the plaintiffs in 2007.  The suit that was settled, Wade and Joyce Montet, et al., v. Edge Petroleum Corp of Texas, et al., consolidated with Rolland L. Broussard, et al., v. Edge Petroleum Corp of Texas, et al., and the settlement thereof, is described in detail in “Item 3. Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  In general, the action was a consolidated suit by mineral/royalty owners under two wells, who claimed that the third party operator of the wells had failed to “block squeeze” the sections of one of the wells, as a prudent operator, according to their allegations, would have done, to protect the gas reservoir from being flooded with water from adjacent underground formations, and was negligent in not creating a field-wide unit to protect their interests.  The Company and the Sfondrini Partnerships were defendants in the suit as working interest owners in the wells, owning 2.8% and 14.7%, respectively, at the time of the alleged acts or omissions.  In the case of the settlements with some, but not all, of the plaintiffs, two other insurers covered the settlement amounts in exchange for mutual releases.  The Company and the Sfondrini Partnerships bore the costs of the settlements with the remaining plaintiffs in accordance with their proportionate interests.  The Sfondrini Partnerships are partnerships that are directly or indirectly controlled by John Sfondrini, a director of the Company. Vincent Andrews, also a director of the Company, owns a minority interest in the corporate general partner one of the partnerships.

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

In June 2008, the Company and the Sfondrini Partnerships reached a settlement in principle with Lexington pursuant to which Lexington would pay the Company and the Sfondrini Partnerships $75,000 (proportionate to their interests in the underlying mineral leases that were the subject of the prior action) in return for a complete release.

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

FORWARD LOOKING STATEMENTS

Certain of the statements contained in all parts of this document, including, but not limited to, those relating to our drilling plans (including scheduled and budgeted wells), the effect of changes in strategy and business discipline, future tax matters, our 3-D project portfolio, future general and administrative expenses on a per unit of production basis, changes in wells operated and reserves, future growth and expansion, future exploration, future seismic data (including timing and results), the assessment of strategic alternatives, the proposed merger with Chaparral (including the benefits, results, effect and timing thereof), expansion of operation, our ability to generate additional prospects, review of outside generated prospects and acquisitions, divestitures, additional reserves and reserve increases, our ability to replace production and manage our asset base, enhancement of visualization and interpretation strengths, expansion and improvement of capabilities, integration of new technology into operations, credit facilities, redetermination of our borrowing base, attraction of new members to the technical team, future compensation programs, new focus on core areas, new prospects and drilling locations, new alliances, future capital expenditures (or funding thereof) and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected rates of return, retained earnings and dividend policies, projected cash flows from operations, future commodity price environment, expectation or timing of reaching payout, the outcome, effects or timing of any legal proceedings or contingencies, the impact of any change in accounting policies on our financial statements, the number, timing or results of any wells, the plans for timing, interpretation and results of new or existing seismic surveys or seismic data, future production or reserves, future acquisition of leases, lease options or other land rights, any other statements regarding future operations, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts are forward-looking statements. These forward-looking statements reflect our current view of future events and financial performance. When used in this document, the words “budgeted,” “anticipate,” “estimate,” “expect,” “may,” “project,” “believe,” “intend,” “plan,” “potential,” “forecast,” “might,” “predict,” “should” and similar expressions are intended to be among the expressions that identify forward-looking statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Such statements involve risks and uncertainties, including, but not limited to, those set forth under “ITEM 1A. RISK FACTORS” of our 2007 Annual Report and this Quarterly Report on Form 10-Q, the assessment of strategic alternatives, the proposed merger with Chaparral, actions by regulatory authorities or other third parties, costs and difficulties related to integration of acquired businesses, delays, costs and difficulties related to the transactions, market conditions, the combined companies’ financial results and performance, consummation of financing, satisfaction of closing conditions, ability to repay debt and timing thereof, availability and terms of any financing, and other factors detailed in this document and our other filings with the Securities and Exchange Commission (the “SEC”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.

GENERAL OVERVIEW

Edge Petroleum Corporation (“Edge”, “we” or the “Company”) is a Houston-based independent energy company that focuses its exploration, development, production, acquisition and marketing activities in selected onshore basins of the United States. In late 1998, we began a shift in strategy from pure exploration, which focused more on prospect generation, to our current strategy which focuses on a balanced program of exploration, exploitation and development and acquisition of oil and natural gas properties. We generate revenues, income and cash flows by producing and marketing oil and natural gas produced from our oil and natural gas properties. We make significant capital expenditures in our exploration, development, and production activities that allow us to continue generating revenue, income and cash flows. We have also spent considerable efforts on acquisitions, including both corporate and asset acquisitions.

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

•                  Divestitures – information about our sales and divestitures.

•                  Assessment of Strategic Alternatives and Proposed Merger – information about our future, the strategic alternatives process and proposed merger.

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

•                  Fair Value Measurements – supplementary discussion regarding fair value measurements and implementation of SFAS No. 157, Fair Value Measurements.

•                  Risk Management Activities – supplementary information regarding our price-risk management activities.

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

We normally hedge our exposure to volatile oil and natural gas prices on a portion of our expected production to reduce price risk. As a result of changes to our forecasted 2008 production and the impact of certain asset divestitures, both of which have reduced expected production as compared to that expected at the time we entered into the derivative contracts, we currently have approximately 120% and 170% of our anticipated 2008 natural gas and crude oil production, respectively, covered by derivative contracts. This overhedged position exposes us to greater risk of commodity price increases because we will not have the physical production cash inflows to offset any potential losses incurred on the portion of the contracts that are overhedged. As of June 30, 2008, we had derivative contracts in place for a portion of our expected 2009 oil and natural gas production.

Generally, our goal is to fund ongoing exploration and development projects with cash flow provided by operating activities, occasionally supplemented with external sources of capital. As a result of the strategic alternatives process that began in late 2007 (see discussion below), our Board approved an interim capital expenditure budget for 2008. We currently expect that capital expenditures for the year will be approximately $66 million. Under the terms of the Merger Agreement discussed below, we agreed to limit, subject to certain exceptions, our capital expenditures beyond that previously budgeted to capital expenditures made with Chaparral’s consent. Based on current expectations for production volumes and commodity prices, we expect to fund those capital expenditures from internally generated cash from operating activities. Any decision to expand our drilling program will depend in large part on the timing and successful completion of the proposed merger with Chaparral that we recently announced (see below). Our long-term debt balance as of June 30, 2008 was $240 million and our debt-to-total capital ratio was 38.2%. In early May 2008, our Revolving Facility’s (as defined below) borrowing base and conforming borrowing base were redetermined by our banks and set at $250 million and $225 million, respectively. The second quarter redetermination has been postponed, subject to certain terms, until October 31, 2008 (see Note 2 to our consolidated financial statements). We paid the Lenders (defined below) a fee of approximately $0.4 million in connection with the deferral of the second quarter redetermination. As of August 11, 2008, we had unused borrowing capacity of $10 million.

Divestitures

We regularly review our asset base for the purpose of identifying non-core assets, the disposition of which would increase capital resources available for other activities and create organizational and operational efficiencies. While we generally do not dispose of assets solely for the purpose of reducing debt, such dispositions can have the result of furthering our objective of financial flexibility through reduced debt levels. During the first six months of 2008, we completed sales of a pipeline and certain working interests in approximately 100 properties located in Texas to various buyers for aggregate proceeds of approximately $18.2 million. The merger agreement with Chaparral discussed below limits our ability to engage in acquisitions and dispositions of assets until the closing of the proposed merger, although those limitations are subject to certain exceptions agreed to by the parties and also may be waived by Chaparral.

Assessment of Strategic Alternatives and Proposed Merger

In late 2007, we announced the hiring of a financial advisor to assist our Board of Directors with an assessment of strategic alternatives. On February 7, 2008, we provided an update on the strategic alternatives process and announced publicly that we would implement a process to explore a merger or sale of the company. As a result of the strategic alternatives process, on July 14, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Chaparral and Chaparral Exploration, L.L.C., a Delaware limited liability company and wholly owned direct subsidiary of Chaparral (“Sub”), whereby we will merge with and into Sub (the “Merger”). Through the merger, Chaparral will become a publicly traded company. The transaction is expected to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986. The Merger Agreement was unanimously approved by our Board of Directors and Chaparral’s Board of Directors and stockholders. Completion of the Merger is conditioned upon, among other things, adoption of the Merger Agreement by our common stockholders and the accuracy of representations and warranties (subject to materiality exceptions) as of the date of the Merger Agreement and the closing date of the Merger, and the performance by the parties in all material respects of their covenants under the Merger Agreement.

At the effective time of the Merger, each share of our common stock will be converted automatically into the right to receive 0.2511 shares of common stock, par value $0.01 per share, of Chaparral (the “Common Merger Consideration”), and each share of our 5.75% Series A cumulative convertible perpetual preferred stock will be converted automatically into the right to receive one share of 5.75% Series A Cumulative Convertible Perpetual Preferred Stock, par value $0.01 per share, of Chaparral.  The Chaparral preferred stock will have the same terms, rights, preferences and limitations as our preferred stock, subject to appropriate adjustments to reflect the Merger and the exchange ratio for our common stock. The initial conversion price per share of Chaparral preferred stock will be $65.95 per share of Chaparral common stock.

In addition, each option to purchase a share of our common stock that is outstanding as of the effective time of the Merger will be assumed by Chaparral and will be converted into the right to purchase 0.2511 shares of Chaparral common stock at an adjusted exercise price. Each share of restricted stock and each unit with respect to our common stock will become fully vested and will be converted into the right to receive the Common Merger Consideration.

 We, along with Chaparral and Sub, have made representations, warranties and covenants in the Merger Agreement, including, among others, covenants to conduct business in the ordinary course between the execution of the Merger Agreement and the consummation of the Merger.  We, and to a lesser extent, Chaparral, have agreed to covenants not to engage in certain kinds of transactions and activities during that period. We have made certain additional covenants, including, among others, covenants, subject to certain exceptions, (1) not to solicit proposals regarding alternative business combination transactions, (2) not to enter into discussions concerning, or provide confidential information in connection with, alternative business combination transactions, (3) not to approve or recommend any alternative business combination transaction proposals, (4) to cause a common stockholder meeting to be held to consider approval of the Merger and (5) for our Board of Directors to recommend approval of the Merger Agreement by our common stockholders.

The Merger Agreement contains various termination rights for both parties, including if (1) our Board of Directors changes its recommendation to our common stockholders or authorizes us to enter into a definitive agreement in connection with a Superior Proposal (as defined in the Merger Agreement), (2) the Merger Agreement is not adopted by the holders of our common stock, or (3) Chaparral fails to enter into a new credit facility or obtain or consummate alternative financing within two business days after the satisfaction or waiver of all other conditions to the Merger.  The Merger Agreement includes a termination right for Chaparral only, if an event of default occurs and is continuing under our Revolving Facility that has not been cured within a specified period of time or the administrative agent under the Revolving Facility has accelerated our repayment obligations thereunder.  Upon termination of the Merger Agreement under specified circumstances, one party will be required to pay the other party a termination fee of $15 million.  With certain exceptions, all costs and expenses incurred in connection with the Merger Agreement will be paid by the party incurring such expenses, whether or not the Merger is consummated.  The Merger Agreement includes provisions limiting the maximum aggregate liability of the parties to $25 million in the event the Merger is not consummated.

These provisions are set forth in the Merger Agreement and will be more fully described in the proxy statement/prospectus to be filed by us and Chaparral. The Merger is expected to close during the fourth quarter of 2008.

Outlook

•                  During the remainder of 2008, we expect to spend considerable effort to complete the merger with Chaparral. In connection with the strategic alternatives process, our Board of Directors adopted a Retention Bonus Plan on May 21, 2008, which is intended to retain key employees as we move through this process and help secure their assistance with the proposed merger with Chaparral. The payout for the Retention Bonus Plan is expected to occur October 1, 2008 and the anticipated total costs of approximately $2.9 million will be included in our general and administrative expense in the period of June 1, 2008 through October 1, 2008.

•                  Given the backdrop of the strategic alternatives process that began in late 2007, we have been operating under an interim capital spending budget during 2008. This interim program calls for the drilling of 27 to 29 wells (10.9 to 11.9, net) during 2008, primarily in south Texas and, to a lesser extent, in southeast New Mexico, and complemented by selected expenditures for land and seismic. During the first half of 2008, we logged 14 wells, all of which were apparent successes. We currently expect that capital expenditures for the year will be approximately $66 million and any increase to that amount for the remainder of the year will be somewhat dependent upon the timing and successful completion of the proposed merger with Chaparral.

•                  We completed several non-core asset divestitures during the first half of 2008, and are awaiting the release of a lien to close the sale of our Tallahalla Creek properties, but we do not expect to sell any further properties as we work toward the merger with Chaparral.

•                  We apply mark-to-market accounting treatment to our outstanding derivative contracts, rather than cash flow hedge accounting treatment, and therefore significant volatility from the changes in fair value of those outstanding contracts has impacted our earnings in 2008 (see Note 8 to our consolidated financial statements). See “Approach to the Business” above for information regarding our current derivatives position in light of recent changes in expected production and dispositions. Given the current commodity price environment, especially subsequent to the date of our second quarter 2008 financial statements, we expect to continue to realize significant volatility. As a result of the decline in commodity prices in late July, we will be recording a net non-cash unrealized gain of approximately $52.1 million in the month of July 2008 that will partially offset the June 2008 year to date loss of $67.3 million, associated with our derivative contracts. While realized cash settlement losses for the month of July 2008 totaled approximately $4.9 million and $3.1 million for natural gas and crude oil, respectively, realized cash settlement losses for the month of August 2008 totaled only $0.2 million for natural gas. Our oil swap had not settled for the month of August as of the time of this filing, but we expect the settlement payment to our counterparty to be lower than previous months of 2008. As we move through the remainder of 2008, we will continue to be impacted by these types of swings in commodity prices.

Our outlook and the expected results described above are both subject to change based upon factors that include, but are not limited to, drilling results, commodity prices, the results of our strategic alternatives process and proposed merger with Chaparral, access to capital and factors referred to in “Forward Looking Statements.”

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

 “Ceiling” Test - The full-cost method of accounting for oil and natural gas properties requires a quarterly calculation of a limitation on capitalized costs, often referred to as a full-cost ceiling test. The ceiling is the discounted present value of our estimated total proved reserves (using a 10% discount rate) adjusted for taxes and the impact of cash flow hedges on pricing, if cash flow hedge accounting is applied. The ceiling test calculation dictates that prices and costs in effect as of the last day of the period are to be used in calculating the discounted present value of our estimated total proved reserves.  However, if prices increase subsequent to the balance sheet date, but before the filing date, SEC guidelines allow a company to use the subsequent date’s higher prices in calculating the full-cost ceiling. We made this election for the third and fourth quarters of 2007. To the extent that our capitalized costs (net of accumulated depletion and deferred taxes) exceed the ceiling, the excess must be written off to expense. Once incurred, this impairment of oil and natural gas properties is not reversible at a later date even if oil and natural gas prices increase.  A ceiling test impairment could result in a significant loss for a reporting period; however, future depletion expense would be correspondingly reduced.  Although we believe our estimated proved reserves volumes have decreased during the period from year-end 2007 to June 30,2008, the average oil, NGL and natural gas prices at the balance sheet date as of June 30, 2008 were higher at $140.00 per barrel, $84.00 per barrel and $13.01 per MMBtu, respectively. As a result, no ceiling test impairment was required for the three months ended June 30, 2008.  No such impairment was required in the three months ended June 30, 2007.

Effect if Different Assumptions Used: Units-of-production method to amortize our oil and natural gas properties - A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the quarter by approximately 10%.

“Ceiling” limitation test - Factors that contribute to a ceiling test impairment include the price used to calculate the reserve limitation threshold and reserve quantities. A reduction in prices at a measurement date could trigger a full-cost ceiling impairment. We had a cushion of $306.3 million, net of tax, at June 30, 2008. A 10% increase or decrease in prices would have increased or decreased our cushion (i.e. the excess of the ceiling over our capitalized costs) by approximately 30%, net of tax, respectively. Although our hedging program is intended to mitigate the economic impact of any significant price decline, it did not impact our ceiling test at June 30, 2008 because we do not apply cash flow hedge accounting to our derivative contracts. Had we applied cash flow hedge accounting to our outstanding derivative contracts, the cushion at June 30, 2008 would have been 16% lower. A 10% increase or decrease in reserve volume would have increased or decreased the cushion calculated at June 30, 2008 by approximately 20%.

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

Assumptions/Approach Used:  Since there are so many variables in estimating AROs, we attempt to limit the impact of management’s judgment on certain of these variables by using input of qualified third parties. We engage independent engineering firms to evaluate our properties annually. We use the remaining estimated useful life from the period-end reserve reports prepared by our independent reserve engineers in estimating when abandonment could be expected for each property. We utilize a three-year average rate for inflation to diminish any significant volatility that may be present in the short term. We have developed a standard cost estimate based on historical costs, industry quotes and depth of wells. This cost estimate is reviewed annually to determine whether it is still a reasonable estimate in the current environment. Unless we expect a well’s plugging to be significantly different than a normal abandonment, we use this estimate.

Effect if Different Assumptions Used: We expect to see our calculations for new properties and revisions to existing properties impacted significantly if interest rates rise, as the credit-adjusted-risk-free rate is one of the variables used on a quarterly basis. We also expect that significant changes to the cost of retiring assets or the reserve life of our assets would have significant impact on our estimated ARO. The resulting estimate, after application of a discount factor and some significant calculations, could differ from actual results, despite all our efforts to make an accurate estimate.

Nature of Critical Estimate Item: Income Taxes - In accordance with SFAS No. 109, Accounting for Income Taxes, we have recorded a deferred tax asset and liability to account for the expected future tax benefits and consequences, respectively, of events that have been recognized in our financial statements and our tax returns. There are several items that result in deferred tax assets and liabilities on the balance sheet, the largest of which are deferred liabilities attributable to book basis in excess of tax basis in oil and natural gas properties and the impact of net operating loss (“NOL”) carryforwards. We routinely assess our ability to use all of our NOL carryforwards that resulted from substantial income tax deductions, prior year losses and acquisitions. We consider future taxable income in making such assessments.  If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, it is reduced by a valuation allowance to remove the benefit of those NOL carryforwards from our financial statements. Additionally, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”) we have recorded a liability of $0.1 million associated with uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  We are required to determine whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position in order to record any financial statement benefit.  If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements.  The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

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

Cash Flow Hedge Accounting - For transactions accounted for under cash flow hedge accounting treatment, the effective portion of the change in fair value of outstanding derivative contracts is deferred through other comprehensive income (“OCI”) on the balance sheet, rather than recorded immediately in total revenue on the statement of operations. Ineffective portions of the changes in the fair value of the derivative contracts are recognized in revenue as they occur. While the hedge contract is outstanding, the fair value may increase or decrease until settlement of the contract. The cash flows resulting from settlement of derivative transactions which relate to economically hedging our physical production volumes are classified in operating activities on the statement of cash flows, and the cash flows resulting from settlement of derivative transactions considered “overhedged” positions are classified in investing activities on the statement of cash flows.

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

Effect if Different Assumptions Used: At June 30, 2008, a 10% change in the commodity price per unit would cause the fair value total of our derivative financial instruments to increase or decrease by approximately $7.6 million. Had we applied cash flow hedge accounting treatment to all of our derivative contracts outstanding at June 30, 2008, our net loss to common stockholders for the six months would have been approximately $5.1 million, or $0.18 per basic and diluted loss per share, assuming that all hedges were fully effective.

Results of Operations

This section includes discussion of our results of operations for the three and six months ended June 30, 2008 as compared to the same period of the prior year.  We are an independent oil and natural gas company engaged in the exploration, development, acquisition and production of crude oil and natural gas properties in the United States.  Our resources and assets are managed and our results reported as one operating segment. We conduct our operations primarily along the onshore United States Gulf Coast, with our primary emphasis in Texas, Mississippi, New Mexico and Louisiana.

Second Quarter 2008 Compared to the Second Quarter 2007

Revenue and Production

Total revenue decreased 114% from the second quarter of 2007 to the comparable 2008 period, primarily as a result of our derivative losses. Excluding the effects of derivative activity, revenues increased 4% from the second quarter of 2007 to the comparable 2008 period.  For the three months ended June 30, 2008 and 2007, our product mix contributed the following percentages of revenues and production volumes:

	REVENUES (1)		REVENUES (2)		PRODUCTION VOLUMES (MCFE)
	Three months ended June 30,
	2008	2007	2008	2007	2008	2007
Natural gas	*	80%	67%	73%	71%	75%
Natural gas liquids	*	10%	14%	12%	18%	14%
Crude oil and condensate	*	10%	19%	15%	11%	11%

Total	*	100%	100%	100%	100%	100%

(1) Includes effect of derivative transactions

(2) Excludes effect of derivative transactions

* Not meaningful due to derivative losses

The following table summarizes volume and price information with respect to our oil and natural gas production:

			2008 Period Compared to 2007 Period
	Three Months Ended June 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(in thousands, except prices and percentages)
Production Volumes:
Natural gas (MMcf)	3,042	4,793	(1,751)	(37)%
Natural gas liquids (MBbls)	126	147	(21)	(14)%
Crude oil and condensate (MBbls)	77	115	(38)	(33)%
Natural gas equivalent (MMcfe)	4,260	6,370	(2,110)	(33)%
Average Sales Price(1):
Natural gas ($per Mcf)(2)	$10.84	$7.26	$3.58	49%
Natural gas liquids ($per Bbl)	53.08	37.07	16.01	43%
Crude oil and condensate ($per Bbl)(2)	122.57	61.54	61.03	99%
Natural gas equivalent ($per Mcfe)(2)	11.52	7.44	4.08	55%
Natural gas equivalent ($per Mcfe)(3)	(1.77)	8.46	(10.23)	*
Operating Revenue:
Natural gas (2)	$32,950	$34,811	$(1,861)	(5)%
Natural gas liquids	6,718	5,467	1,251	23%
Crude oil and condensate (2)	9,392	7,108	2,284	32%
Gain (loss) on derivatives	(56,598)	6,516	(63,114)	*
Total revenue	$(7,538)	$53,902	$(61,440)	*

(1) Prices are calculated based on whole numbers, not rounded numbers.

(2) Excludes the effect of derivative transactions.

(3) Includes the effect of derivative transactions.

* Not meaningful

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

Natural gas revenue - For the three months ended June 30, 2008, natural gas revenue, excluding derivative activity, decreased 5% over the same period in 2007 due primarily to 37% lower production volumes. The overall decrease in production compared to the prior year period resulted in a decrease in revenue of approximately $12.7 million (based on 2007 comparable period pre-derivative prices). The decrease in production was primarily the result of normal production declines, asset sales completed during the first half of 2008 and decreased re-investment in replacing production as compared to historical levels. The increase in the average pre-derivative price received resulted in increased revenue of approximately $10.8 million (based on current period production).  See below for a discussion of the impact of natural gas derivatives on prices and revenue.

Natural gas liquids (“NGL”) revenue - For the three months ended June 30, 2008, NGL revenue increased 23% over the same period in 2007 due to increases in prices realized, partially offset by lower production volumes. The price increase resulted in an increase in revenue of approximately $2.0 million (based on current period production). We do not hedge our NGL production.  The decrease in NGL production decreased revenue by approximately $0.7 million (based on 2007 comparable period average prices). The decrease in production was primarily the result of normal production declines, asset sales completed during the first half of 2008 and decreased re-investment in replacing production as compared to historical levels.

Crude oil and condensate revenue - For the three months ended June 30, 2008, oil and condensate sales revenue, excluding derivative activity, increased 32% from the comparable period in 2007, due to the 99% increase in prices realized as a result of increasing crude oil prices in the market. The increased average realized price for oil and condensate for the three months ended June 30, 2008 resulted in an increase in revenue of approximately $4.7 million (based on current period production). Partially offsetting the increase in revenue due to increased prices was a decrease in oil and condensate production resulting in a decrease in revenue of approximately $2.4 million (based on 2007 comparable period pre-derivative prices). The decrease in production was primarily the result of normal production declines, asset sales completed during the first half of 2008 and decreased re-investment in replacing production as compared to historical levels. See below for a discussion of the impact of crude oil derivatives on prices and revenue.

Derivatives – The volume and price contract terms of our derivative contracts vary from period to period and therefore interact differently with the changing pricing environment, which makes the comparability of the results for each period difficult. In both periods, we applied mark-to-market accounting treatment to our derivative contracts; therefore the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in revenue and will continue to affect revenue until the contracts expire. Since these gains/losses are not a function of the operating performance of our oil and natural gas assets, excluding their impact from the above discussions helps isolate the operating performance of those assets. The following table summarizes the various components of the total gain or loss on derivatives and the impact each component had on our realized prices:

	Three Months Ended June 30,
	2008		2007
	$	$ per unit (1)	$	$ per unit(1)
	(in thousands, except per unit prices)
Natural gas derivative contract settlements (Mcf)	$(6,733)	$(2.21)	$—	$—

Crude oil derivative contract settlements (Bbl)	(7,916)	(103.31)	235	2.04

Mark-to-market unrealized change in fair value of gas derivative contracts (Mcf)	(30,914)	(10.17)	8,200	1.71

Mark-to-market unrealized change in fair value of oil derivative contracts (Bbl)	(11,035)	(144.01)	(1,919)	(16.62)

Gain (loss) on derivatives (Mcfe)	$(56,598)	$(13.29)	$6,516	$1.02

(1) Prices per unit are calculated based on whole numbers, not rounded numbers.

Should crude oil or natural gas prices increase or decrease from the current levels, it could materially impact our revenues. Our physical sales of these commodities are vulnerable to the volatility of market price movements.  Therefore, we enter into contracts covering our anticipated production to ensure certain cash flows that we expect will allow us to plan our business activities. In a high price environment, hedged positions could result in lost opportunities if there is a cap in place, thus lowering our effective realized prices on hedged production, but in an environment of falling prices, these transactions offer some pricing protection for hedged production. Our current derivative position exceeds our 2008 expected production, therefore our cash losses exceed the offsetting cash inflows from production revenue and we expect this may continue for the remaining months of 2008 if oil and natural gas commodity prices remain high or continue to increase, see “Approach to the Business” above.

Costs and Operating Expenses

The table below details our expenses:

			2008 Period Compared to 2007 Period
	Three Months Ended June 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(in thousands, except percentages)
Oil and natural gas operating expenses	$3,941	$4,048	$(107)	(3)%
Severance and ad valorem taxes	3,297	3,885	(588)	(15)%
Depletion, depreciation, amortization and accretion:
Oil and gas property and equipment	21,237	20,854	383	2%
Other assets	184	140	44	31%
ARO accretion	101	70	31	44%
General and administrative expenses	5,152	5,535	(383)	(7)%
Total operating expenses	$33,912	$34,532	$(620)	(2)%

Other expense, net	$2,491	$3,049	$(558)	(18)%
Income tax expense (benefit)	(16,118)	5,704	(21,822)	*
Preferred stock dividends	2,067	2,063	4	*

* Not meaningful

Oil and natural gas operating expenses - For the three months ended June 30, 2008, operating expenses decreased as compared to 2007 due to higher cost properties being divested in the first quarter of 2008. Average oil and natural gas operating expenses were $0.93 per Mcfe and $0.64 per Mcfe for the three months ended June 30, 2008 and 2007, respectively. This increase in cost per Mcfe resulted from the decrease in production volumes discussed previously.

Severance and ad valorem taxes – In total, severance and ad valorem taxes decreased from the second quarter of 2007 to 2008. Severance tax expense for the three months ended June 30, 2008 was 12% higher than the prior year period primarily as a result of higher realized tax rates. Our severance tax expense is levied on our revenue excluding derivative activity. The higher rate in 2008 is primarily due to our new production in New Mexico, including the Prairie Fire #1 well, which carries a higher rate than our Texas production. For the three months ended June 30, 2008, severance tax expense was approximately 6.1% of revenue subject to severance taxes compared to 5.6% of revenue subject to severance taxes for the second quarter of 2007. Offsetting the higher severance tax was lower ad valorem tax expense. For the second quarter of 2008, ad valorem tax expense was significantly lower than the prior year period due to lower realized ad valorem taxes on properties acquired in January 2007. On an equivalent basis, severance and ad valorem taxes averaged $0.77 per Mcfe and $0.61 per Mcfe for the three months ended June 30, 2008 and 2007, respectively.

Depletion, depreciation, and amortization (“DD&A”) and accretion - Full-cost depletion on our oil and natural gas properties has increased as a result of an increase in our depletion rate, partially offset by 33% lower production volumes. Our depletion rate for the three months ended June 30, 2008 remained flat from the first quarter of 2008 at $4.99 per Mcfe, a 3% increase since year-end 2007 and a 53% increase as compared to $3.27 per Mcfe in the second quarter of 2007. The depletion rate has increased over the past six months due to negative revisions to our proved reserves at year-end 2007. Depreciation of other assets for the second quarter of 2008 increased as a result of our office expansion that occurred during 2007. Accretion expense associated with our ARO for the three months ended June 30, 2008 increased due to revisions made in the ARO balances during the fourth quarter of 2007 and additions of properties throughout 2007, partially offset by over 100 properties retired from our ARO as a result of the sales completed during the first half of 2008.

General and administrative (“G&A”) expenses – G&A expense in total remained comparable between the three months ended June 30 2008 and 2007.  Costs related to our staffing comprise approximately 70% of our G&A expense. In connection with the strategic alternatives process we spent $0.8 million during the second quarter of 2008. These costs include data room expenses, legal expenses, auditor costs, travel and meals costs, and costs of outside consultants. We expect these types of costs to increase as we move through the next several months. On May 21, 2008, our Board of Directors adopted a Retention Bonus Plan to retain employees through the strategic alternatives process, including the completion of the proposed merger with Chaparral (see Note 12 to our consolidated financial statements). The Retention Bonus Plan added approximately $0.7 million of cost to second quarter 2008 G&A expense that was not included in 2007. Offsetting these increases in 2008 costs were decreases in audit fees, reserve report fees, compensation for our Board of Directors, and franchise tax expense. Additionally, we recorded bad debt expense of $0.5 million during the second quarter of 2007, as compared to approximately $90,300 in the second quarter of 2008, that led to overall 2007 costs being higher than 2008. Capitalized G&A costs for second quarter 2008 were 10% lower than the second quarter of 2007. G&A expense on a unit-of-production basis increased for the three months ended June 30, 2008, due to the decline in production volumes, to $1.21 per Mcfe from $0.87 per Mcfe for the comparable 2007 period. G&A expense, excluding non-cash share-based compensation costs and bad debt expense, for the three months ended June 30, 2008 also increased as a result of lower production volumes, averaging $1.06 per Mcfe as compared to $0.67 per Mcfe in the same period in 2007.

Other expense, net - During the three months ended June 30, 2008, our other income and expense decreased primarily due to a decrease in gross interest expense resulting from lower interest rates. For the second quarter of 2008, we capitalized much less interest due to a 72% lower unproved property base (as compared to the second quarter of 2007) on which we calculate interest expense subject to capitalization.

	Three Months Ended June 30,
	2008	2007
	(in thousands)
Gross interest expense	$2,883	$4,398
Less: capitalized interest	(599)	(1,470)
Interest expense, net	$2,284	$2,928

Weighted average debt	$243,385	$232,055

We also recorded less interest income in 2008 as compared to 2007 due to lower interest rates. We recorded amortization of deferred loan costs related to our Revolving Facility during the three months ended June 30, 2008 and 2007. These costs were comparable in both periods.

Income tax expense (benefit) - An income tax benefit was recorded during the three months ended June 30, 2008 because we generated a pre-tax net loss primarily as a result of unrealized losses on derivatives. This compares to income tax expense that was recorded on pre-tax net income in the second quarter of 2007. There has not been a substantial change to our effective income tax rate since the second quarter of 2007. We are subject to state and federal income taxes and we expect, as a result of taxable gains on property divestitures, to pay alternative minimum tax in 2008.

Preferred stock dividends – Our Board of Directors declared quarterly dividends on our 5.75% Series A cumulative convertible perpetual preferred stock in December 2007, and March and June 2008. Dividend expense for the three months ended June 30, 2008 and 2007 was approximately the same.

Earnings (loss) per share – We reported a net loss for the quarter ended June 30, 2008 primarily as a result of unrealized derivatives losses. This compares to net income in the same quarter of 2007. Basic weighted average shares outstanding for the three months ended June 30, 2008 increased 1% as compared to the same period in 2007 as a result of options exercised and vesting of restricted stock since June 30, 2007. At June 30, 2008, we excluded the effect of restricted stock units and common stock options in the calculation of diluted earnings per share. Additionally, we excluded approximately 8.7 million shares of if-converted common stock attributable to our 5.75% Series A cumulative convertible perpetual preferred stock which, when converted, have an anti-dilutive effect and, therefore, are not included in the calculation of diluted earnings per share for the three months ended June 30, 2008.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Revenue and Production

Total revenue decreased 87% from the first six months of 2007 to the comparable 2008 period primarily as a result of our derivative losses.  Excluding the effects of derivative activity, revenues increased 11% from the first six months of 2007 to the comparable 2008 period.  Our product mix contributed the following percentages of revenues and production volumes:

	REVENUES (1)		REVENUES (2)		PRODUCTION VOLUMES (MCFE)
	Six months ended June 30,
	2008	2007	2008	2007	2008	2007
Natural gas	*	76%	64%	75%	70%	77%
Natural gas liquids	*	10%	17%	9%	20%	12%
Crude oil and condensate	*	14%	19%	16%	10%	11%

Total	*	100%	100%	100%	100%	100%

(1) Includes effect of derivative transactions

(2) Excludes effect of derivative transactions

* Not meaningful due to derivative losses

The following table summarizes volume and price information with respect to our oil and natural gas production for the six months ended June 30, 2008 and 2007:

			2008 Period Compared to 2007 Period
	Six Months Ended June 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(in thousands, except prices and percentages)
Production Volumes:
Natural gas (MMcf)	6,815	9,258	(2,443)	(26)%
Natural gas liquids (MBbls)	317	246	71	29%
Crude oil and condensate (MBbls)	162	226	(64)	(28)%
Natural gas equivalent (MMcfe)	9,689	12,091	(2,402)	(20)%
Average Sales Price(1):
Natural gas ($per Mcf)(2)	$9.05	$7.03	$2.02	29%
Natural gas liquids ($per Bbl)	51.54	32.69	18.85	58%
Crude oil and condensate ($per Bbl)(2)	111.23	59.56	51.67	87%
Natural gas equivalent ($per Mcfe)(2)	9.91	7.16	2.75	38%
Natural gas equivalent ($per Mcfe)(3)	1.04	6.35	(5.31)	(84)%
Operating Revenue:
Natural gas (2)	$61,694	$65,079	$(3,385)	(5)%
Natural gas liquids	16,345	8,041	8,304	103%
Crude oil and condensate (2)	18,037	13,480	4,557	34%
Loss on derivatives	(85,957)	(9,815)	(76,142)	*
Total revenue	$10,119	$76,785	$(66,666)	(87)%

(1) Prices are calculated based on whole numbers, not rounded numbers.

(2) Excludes the effect of derivative transactions.

(3) Includes the effect of derivative transactions.

*  Not meaningful

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

Natural gas revenue - For the first half of 2008, natural gas revenue, excluding derivative activity, decreased due to lower production volumes partially offset by higher realized prices. The decrease in production volumes compared to the prior year period resulted in decreased revenue of approximately $17.2 million (based on 2007 comparable period pre-derivative prices). The decrease in production was primarily the result of normal production declines, asset sales completed during the first half of 2008 and decreased re-investment in replacing production as compared to historical levels. The increase in average price received resulted in increased revenue of approximately $13.8 million (based on current period production). See below for a discussion of the impact of natural gas derivatives on prices and revenue.

NGL revenue - For the six months ended June 30, 2008, NGL sales revenue increased 103% over the same period in 2007 as a result of both higher production volumes and average realized prices. We do not hedge our NGL production. Increased NGL production volumes led to increased revenue of approximately $2.3 million (based on 2007 comparable period prices). Higher average realized NGL prices for the six months ended June 30, 2008 resulted in increased revenue of approximately $6.0 million (based on current period production). Production volumes for NGLs increased for the six months ended June 30, 2008 compared to the same prior year period due to increases in processing at our Flores/Bloomberg field and other properties acquired in early 2007 as well as a new processing agreement on certain non-operated production in Jim Hogg county, Texas, which began in June 2007.

Crude oil and condensate revenue - For the six months ended June 30, 2008, oil and condensate sales revenue, excluding derivative activity, increased as compared to the same period in 2007, due to higher average realized prices partially offset by lower production. Higher average realized prices resulted in increased revenue of approximately $8.4 million (based on current period production).  The decrease in oil and condensate production resulted in a decrease in revenue of approximately $3.8 million (based on 2007 comparable period pre-derivative prices).  The decrease in production was primarily the result of normal production declines, asset sales completed during the first half of 2008 and decreased re-investment in replacing production as compared to historical levels. See below for a discussion of the impact of crude oil derivatives on prices and revenue.

Derivatives – The volume and price contract terms of our derivative contracts vary from period to period and therefore interact differently with the changing pricing environment, which makes the comparability of the results for each period difficult. In both periods, we applied mark-to-market accounting treatment to our derivative contracts; therefore the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in revenue and will continue to affect revenue until the contracts expire. Since these gains/losses are not a function of the operating performance of our oil and natural gas assets, excluding their impact from the above discussions helps isolate the operating performance of those assets. The following table summarizes the various components of the total gain or loss on derivatives and the impact each component had on our realized prices.

	Six Months Ended June 30,
	2008		2007
	$	$ per unit (1)	$	$ per unit(1)
	(in thousands, except per unit prices)

Natural gas contract settlements (Mcf)	$(6,370)	$(0.93)	$569	$0.06

Crude oil contract settlements (Bbl)	(12,278)	(75.72)	1,078	4.77

Mark-to-market reversal of prior period unrealized change in fair value of gas derivative contracts (Mcf)	(2,626)	(0.39)	(4,686)	(0.51)

Mark-to-market unrealized change in fair value of gas derivative contracts (Mcf)	(53,852)	(7.90)	(2,586)	(0.28)

Mark-to-market reversal of prior period unrealized change in fair value of oil derivative contracts (Bbl)	14,954	92.23	(501)	(2.21)

Mark-to-market unrealized change in fair value of oil derivative contracts (Bbl)	(25,785)	(159.02)	(3,689)	(16.30)

Loss on derivatives (Mcfe)	$(85,957)	$(8.87)	$(9,815)	$(0.81)

(1) Prices per unit are calculated based on whole numbers, not rounded numbers.

Should crude oil or natural gas prices increase or decrease from the current levels, it could materially impact our revenues. Our physical sales of these commodities are vulnerable to the volatility of market price movements.  Therefore, we enter into contracts covering our anticipated production to ensure certain cash flows that we expect will allow us to plan our business activities. In a high price environment, hedged positions could result in lost opportunities if there is a cap in place, thus lowering our effective realized prices on hedged production, but in an environment of falling prices, these transactions offer some pricing protection for hedged production. Our current derivative position exceeds our 2008 expected production, therefore our cash losses exceed the offsetting cash inflows from production revenue and we expect this may continue for the remaining months of 2008 if oil and natural gas commodity prices remain high or continue to increase, see “Approach to the Business” above.

Costs and Operating Expenses

The table below details our expenses:

			2008 Period Compared to 2007 Period
	Six Months Ended June 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(in thousands, except percentages)

Oil and natural gas operating expenses	$8,413	$7,428	$985	13%
Severance and ad valorem taxes	5,482	6,196	(714)	(12)%
Depletion, depreciation, amortization and accretion:
Oil and gas property and equipment	48,325	39,224	9,101	23%
Other assets	377	248	129	52%
ARO accretion	191	134	57	43%
General and administrative expenses	9,212	9,930	(718)	(7)%
Total operating expenses	$72,000	$63,160	$8,840	14%

Other expense, net	$6,885	$6,007	$878	15%
Income tax expense (benefit)	(24,764)	2,769	(27,533)	*
Preferred stock dividends	4,133	3,444	689	20%

*Not meaningful.

Oil and natural gas operating expenses - For the six months ended June 30, 2008, operating expenses increased as compared to the same period of 2007 due to increased expensed workovers and higher costs for compressor rent, gas processing, and salt-water disposal as well as overall cost inflation in our industry. This along with the decline in production lead to an increase in our average oil and natural gas operating expenses, which were $0.87 per Mcfe for the six months ended June 30, 2008 as compared to $0.61 per Mcfe in the same period of 2007.

Severance and ad valorem taxes - For the six months ended June 30, 2008, severance and ad valorem taxes decreased from the first half of 2007.  Severance tax expense for the six months ended June 30, 2008 was 40% higher than the prior year period due primarily to increased realized rates.  Our severance tax expense is levied on our oil and natural gas revenue from physical production (i.e. excluding derivative activity). For the six months ended June 30, 2008, severance tax expense was approximately 5.8% of revenue subject to severance taxes compared to 4.6% of revenue subject to severance taxes for the first half of 2007. We recorded severance tax abatements related to prior year periods during early 2007, which effectively lowered the 2007 expense. In addition, the higher rate in 2008 is primarily due to our new production in New Mexico, including the Prairie Fire #1 well, which carries a higher rate than Texas production. Ad valorem tax expense for the first half of 2008 was 103% lower than the prior year because of lower than anticipated costs for newly acquired properties in 2007 being realized in early 2008. We lowered those estimates in 2008 as a result of the actual costs paid in late 2007 and early 2008. On an equivalent basis, severance and ad valorem taxes averaged $0.57 per Mcfe and $0.51 per Mcfe for the six months ended June 30, 2008 and 2007, respectively.

DD&A and accretion - Depletion on our oil and natural gas properties increased for the first half of 2008 compared to the same period of 2007 due to an increase in our unit-of-production depletion rate partially offset by declines in production, which are discussed under “Revenue and Production” above. The depletion rate increased from $3.24 per Mcfe in the first half of 2007 to $4.99 per Mcfe in the first half of 2008, primarily as a result of negative revisions to our proved reserves at year-end 2007. Depreciation of furniture and fixtures increased compared to the prior year first half due to our office expansion that occurred in late 2007 and additional computer equipment associated with an increased number of employees. Accretion expense associated with our asset retirement obligations for the six months ended June 30, 2008 increased due to revisions made in the ARO balances during the fourth quarter of 2007 and additions of properties throughout 2007 and 2008, partially offset by over 100 properties retired from our ARO as a result of the sales completed during the first half of 2008.

G&A expense - G&A expense decreased slightly for the first six months of 2008 as compared to the same 2007 period. Within total G&A expense, there were increases in salaries and health insurance, rent expense, and legal costs related to pending litigation. We also incurred costs of $0.9 million related to the strategic alternatives process and $0.7 million related to retention bonuses to retain employees, and we expect these types of costs to increase as we move through the next several months. These increases were offset by decreases in annual bonuses, contract labor, Board of Director compensation and travel expense, audit fees, and franchise taxes. During the first half of 2008, we recorded bad debt expense of approximately $0.1 million to increase our reserve allowance on certain accounts receivable that we believe to be potentially uncollectible. During the first half of 2007, we recorded approximately $0.5 million in bad debt expense related to a receivable recorded for an outstanding litigation matter which was deemed to be uncollectible. G&A expense is typically reduced by overhead reimbursements and capitalized G&A. Overhead reimbursements increased in 2008 which lowered G&A expense more than in 2007. Capitalized G&A costs for the first half of 2008 were slightly lower at $2.1 million as compared to $2.2 million for the comparable prior year period. G&A expense on a unit-of-production basis for the six months ended June 30, 2008 increased to $0.95 per Mcfe as compared to $0.82 per Mcfe for the comparable 2007 period, primarily as a result of lower production volumes. G&A, excluding non-cash share-based compensation costs and bad debt expense, for the six months ended June 30, 2008 also increased due to lower production volumes, averaging $0.81 per Mcfe as compared to $0.66 per Mcfe for the comparable 2007 period.

Other expense, net - During the six months ended June 30, 2008, other income and expense in total increased primarily due to a decrease in the amount of interest expense we capitalized. We also recorded lower interest income in 2008 as compared to 2007. For the first half of 2008, 18% of our gross interest expense was capitalized, as compared to 39% in the same 2007 period. We calculate the amount of interest we can capitalize based on the comparison of our unproved property costs and our weighted average debt balance. Gross interest expense in 2007 was higher than 2008 due to commitment fees of $1.3 million paid to our lender related to an unused bridge loan facility. Although average debt balances outstanding in 2008 were higher, the interest rates were lower, thus resulting in comparable gross interest expense (excluding the commitment fee) between periods.

	For the Six Months Ended June 30,
	2008	2007
	(in thousands)
Gross interest expense	$7,898	$9,256
Less: capitalized interest	(1,390)	(3,566)
Interest expense, net	$6,508	$5,690

Weighted average debt	$250,319	$215,376

We also recorded amortization of deferred loan costs related to our Revolving Facility during the six months ended June 30, 2008 and 2007, which were comparable between periods. During the six months ended June 30, 2008, we recorded a gain on ARO settlements of approximately $9,400, as compared to none in the comparable 2007 period.

Income tax expense - An income tax benefit was recorded for the six months ended June 30, 2008 as a result of the pre-tax net loss we incurred. This compares to an income tax expense provision for the first half of 2007 recorded on pre-tax net income. There was not a substantial difference in our effective income tax rate for the two periods.

Preferred stock dividends - Our Board of Directors declared dividends on our 5.75% Series A cumulative convertible perpetual preferred stock in March and June 2007 and 2008.  The preferred stock was issued in connection with a public offering in January 2007, therefore 2007 reflects a partial period as compared to a full period in 2008.

Earnings (loss) per share - For the first half of 2008, we reported a loss per share as compared to earnings per share in the same period in 2007 mainly as a result of decreased net income due primarily to derivative losses and an increased number of shares outstanding. Basic weighted average shares outstanding for the six months ended June 30, 2008 increased approximately 7% as a result of normal stock activity, including stock option exercises and restricted stock units vesting, and as a result of the common stock issued in the January 2007 offering not being outstanding for the entire period in 2007. We excluded approximately 8.7 million shares of if-converted common stock attributable to our 5.75% Series A cumulative convertible perpetual preferred stock which, when converted, have an anti-dilutive effect and, therefore, are not included in the calculation of diluted earnings per share for the six months ended June 30, 2008 or 2007.

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

Our primary cash requirements are for exploration, development and acquisition of oil and natural gas properties, payment of preferred stock dividends, payment of derivative loss settlements and the repayment of principal and interest on outstanding debt. We attempt to fund our exploration and development activities primarily through internally generated cash flows and budget capital expenditures based largely on projected cash flows. We routinely adjust capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, and cash flow. We typically have funded acquisitions from borrowings under our credit facility, cash flow from operations and sales of common stock and preferred stock.

Significant changes to working capital may affect our liquidity in the short term. The increase in our derivative instrument liability is indicative of potential future cash settlement outflows on our outstanding oil and natural gas derivative positions, which are scheduled to settle in future months. The fair market value represents the potential settlement for those contracts if the market prices remain unchanged. Should commodity prices increase or decrease, the fair value of those outstanding contracts would change, as evidenced in July 2008 when we will be recording a  net non-cash unrealized derivative gain of approximately $52.1 million that will partially offset the June 2008 year to date unrealized loss of $67.3 million. This gain resulted from declines in commodity prices at the end of July 2008 (See “Outlook” section above). Subsequent increases or decreases in commodity prices will continue to result in additional changes to the fair market value of these contracts. When our derivatives result in cash settlement outflows, we receive higher cash inflows on the sale of our physical production at those higher market prices, thus providing us with funds to cover at least a portion of any derivative payments that may come due in the future. This will not be true, however, for the portion of our 2008 production that is overhedged. Currently we expect to have approximately 120% of our anticipated natural gas production and approximately 170% of our anticipated crude oil production hedged in 2008 as a result of a decrease in expected future production since the time we entered into our 2008 derivative positions. We have no derivatives covering our substantial production of NGLs, which have historically received a price of approximately 40% to 60% of our realized crude oil price. As a result, even though we do not benefit from increases in oil prices and might suffer increased losses as oil prices increase, those increased losses may be partially offset by increased revenues from NGL production.  See “Approach to the Business” above.

We had $240 million of total borrowings outstanding under our Revolving Facility at June 30, 2008. Our Revolving Facility matures on January 31, 2011. We have historically used our credit facility to supplement any deficiencies between operating cash flow and capital expenditures. Our outstanding debt balance at August 11, 2008 has not changed since June 30, 2008. We typically do not rely on the sale of assets as a source of cash, but realized approximately $18.2 million related to the sale of a pipeline and approximately 100 properties in Texas to various buyers during the first half of 2008, and we used the proceeds to reduce outstanding debt and fund ongoing capital spending.

As a result of the strategic alternatives process we began in late 2007, we reduced our planned capital spending for 2008 as compared to recent years. During the first quarter of 2008, our Board of Directors approved an interim capital budget. This interim program calls for the drilling of 27 to 29 wells (10.9 to 11.9, net) during 2008, primarily in south Texas and, to a lesser extent, in southeast New Mexico, complemented by selected expenditures for land and seismic. We currently expect that capital expenditures for the year will be approximately $66 million. Under the terms of the Merger Agreement discussed above, we agreed to limit, subject to certain exceptions, our capital expenditures beyond that previously budgeted to capital expenditures made with Chaparral’s consent. Depending on the volatility of our derivative cash settlements, we expect capital expenditures to be less than our cash flow from operating activities, thereby allowing us to either reduce outstanding debt or increase capital spending, with Chaparral’s consent, as we move through the remainder of the year. By adjusting our operations and planned capital spending, we believe we have sufficient capital resources to meet our projected cash flow requirements for the next 12 months. We expect capital expenditures for the remainder of the year to be somewhat dependent upon the timing of and successful completion of the proposed merger with Chaparral.

If the proposed merger with Chaparral is not consummated, we may need to obtain additional financing if we choose to expand our operational activities beyond our current reduced level. Our present credit facility has $10 million in available borrowing capacity as of August 11, 2008.  If during the remainder of 2008 and thereafter, we are not successful in generating sufficient liquidity from operations (even though we currently expect cash flow from operating activities to exceed capital expenditures, as discussed above) or raising sufficient alternative capital resources on terms acceptable to us, our reduced level of liquidity could have a material adverse effect on our business, results of operations and financial condition. If additional financing is not available or is not available on acceptable terms, we may sell assets or further curtail our operations.

At June 30, 2008, we had $12.5 million in cash and cash equivalents as compared to $7.2 million at December 31, 2007.  Our working capital deficit was $28.0 million at June 30, 2008, as compared to a working capital surplus of $2.3 million at December 31, 2007. Our sources and uses of cash were as follows:

	For the Six Months Ended June 30,
	2008	2007
	(in thousands)
Net Cash Provided By Operating Activities	$53,440	$65,440

Net Cash Used In Investing Activities	(24,015)	(431,032)

Net Cash Provided by (Used In) Financing Activities	(24,133)	372,185

Net Cash Provided By Operating Activities - The decrease in cash flows provided by operating activities for the first six months of 2008 as compared to the same period in 2007 is primarily a result of cash settlement losses of approximately $12.4 million on our derivative contracts as compared to cash settlement gains of $1.6 million in the first six months of 2007. In the first half of 2008, higher revenues on physical production resulting from increased average realized prices partially offset the derivative losses. Another contributor to the decrease in cash flows in the first half of 2008 was an increase in cash costs such as severance taxes and oil and natural gas operating expenses. Changes in working capital increased total cash flows by $4.1 million in the first half of 2008 as compared to $3.7 million in the same period of 2007.

Net Cash Used In Investing Activities - We reinvest a substantial portion of our cash flows in our drilling, acquisition, land and geophysical activities.  During the first six months of 2008, we spent $33.9 million on our drilling and operating program. We drilled 14 wells in the first half of 2008, all of which were apparent successes.  Leasehold and geological and geophysical activities accounted for expenditures of $2.7 million through June 30, 2008. There were also minimal capital expenditures associated with computer hardware, office equipment and other miscellaneous capital charges. This limited program compares to the prior year in which our largest expenditure was the acquisition that occurred in January 2007. During the six months ended June 30, 2007, we also spent $42.6 million on our drilling and operating program and $9.7 million on leasehold and geological and geophysical activities. The remaining capital expenditures were associated with computer hardware, office equipment and leasehold improvements related to our office expansion. During the six months ended June 30, 2008, proceeds from the sale of certain non-core properties in Texas and a pipeline to various buyers totaled approximately $18.2 million. In the same period last year, proceeds from the sale of an interest in one of our Louisiana oil and gas properties totaled $1.1 million.

Due to the overhedged position in 2008, the cash settlements related to overhedged production are reflected in investing activities because they do not apply to operating revenues and are similar in nature to an investment. Approximately 42% of our oil settlements and 17% of our natural gas settlements are represented by the $6.2 million of speculative settlements in this section of the statement of cash flows. The remainder of cash settlements is located in net cash provided by operating activities. For further discussion of our overhedged position, see “Approach to the Business” above.

Net Cash Provided By (Used In) Financing Activities - During the six months ended June 30, 2008, we repaid $20.0 million under our Revolving Facility (as defined below) using proceeds from our asset sales. We also paid quarterly dividends on our preferred stock in January and April 2008.

Our Revolving Facility had $10 million of availability at August 11, 2008 to supplement timing differences in our projected cash inflows and outflows. We believe we will be able to generate capital resources and liquidity sufficient to meet our financial obligations as they come due, especially during the short term as we have reduced much of our spending in light of the strategic alternatives process and proposed merger with Chaparral.

Revolving Facility

On January 30, 2007, we entered into a Fourth Amended and Restated Credit Agreement (the “Agreement”) for a new revolving credit facility with Union Bank of California (“UBOC”), as administrative agent and issuing lender, and the other lenders party thereto (together with UBOC, the “Lenders”). Pursuant to the Agreement, UBOC acts as the administrative agent for a senior, first lien secured borrowing base revolving credit facility (the “Revolving Facility”) in favor of the Company and certain of its wholly-owned subsidiaries in an amount equal to $750 million, of which only $250 million and $225 million are available under the borrowing base and conforming borrowing base, respectively, currently in effect. The Revolving Facility has a letter of credit sub-limit of $20 million.

The Revolving Facility matures on January 31, 2011 and bears interest at LIBOR plus an applicable margin ranging from 1.25% to 2.5% or Prime plus a margin of up to 0.50%, with an unused commitment fee ranging from 0.50% to 0.25%, all of which depend on the utilization percentage of the conforming borrowing base.  At June 30, 2008, the interest rates applied to our outstanding Prime and LIBOR borrowings were 5.50% and 4.95%, respectively and we had a rate of 0.25% applied to our unused borrowing capacity.  As of June 30, 2008, $240 million in total borrowings were outstanding under the Revolving Facility. Our available borrowing capacity under the Revolving Facility was $10 million at June 30, 2008. The borrowing base was reduced from $320 million to $300 million during the fourth quarter of 2007 and the conforming borrowing base was reduced from $300 million to $250 million. In early May 2008, our Revolving Facility’s borrowing base and conforming borrowing base were redetermined by our banks and set at $250 million and $225 million, respectively. They were reduced primarily as a result of the sale of certain non-core assets during the first quarter of 2008 and the reduction of total proved reserves as reported in the year-end reserve reports of our independent reserve engineers.

On July 11, 2008, in connection with the proposed merger with Chaparral, we entered into a Consent agreement (the “Consent”) under the Agreement. Pursuant to the Consent, the Lenders deferred their right to conduct a borrowing base redetermination on or before June 30, 2008 and will instead conduct the redetermination on October 31, 2008, subject to the following terms:

1.               if a redetermination occurs, only a borrowing base shall be established and the borrowing base shall also be the conforming borrowing base,

2.               the redetermination is subject to the approval of all the Lenders; and

3.               the deferral is contingent upon:

a.               in connection with the proposed merger, the filing of the registration statement of Chaparral, which will include a prospectus of Chaparral and a proxy statement of ours, with the SEC and the filing of all initial filings for any other required governmental approvals on or before August 15, 2008, and

b.              our common stockholders approving the proposed merger within 40 days following the mailing to our stockholders of the prospectus and proxy statement with respect to the proposed merger.

If the above conditions are not satisfied or waived, the Consent Agreement provides that the Lenders will promptly thereafter redetermine our borrowing base under the Revolving Facility. We paid the Lenders a fee of approximately $0.4 million in connection with the deferral of the redetermination. Our and Chaparral’s failure to consummate the proposed merger prior to October 31, 2008 could lead the Lenders to redetermine the borrowing base to a level that requires us to make additional payments under the Revolving Facility. Should such a redetermination actually result, we believe that we would be able to meet the requirements of our Lenders through a combination of cash on hand, adjusting our operations and planned capital spending, offering additional properties to serve as collateral and funds obtained through additional asset divestitures; however, there can be no assurance that this will prove to be correct.

The Revolving Facility is secured by substantially all of our assets. The Revolving Facility provides for certain restrictions, including, but not limited to, limitations on additional borrowings, sales of oil and natural gas properties or other collateral, and engaging in merger or consolidation transactions. The Revolving Facility restricts common stock dividends and certain distributions of cash or properties and certain liens and also contains financial covenants including, without limitation, the following:

•                  An EBITDAX to interest expense ratio requires that as of the last day of each fiscal quarter the ratio of (a) our consolidated EBITDAX (defined as EBITDA plus similar non-cash items and exploration and abandonment expenses for such period) to (b) our consolidated interest expense, not be less than 2.5 to 1.0, calculated on a rolling four quarter basis.

•                  A current ratio requires that as of the last day of each fiscal quarter the ratio of our consolidated current assets to our consolidated current liabilities, as defined in the Revolving Facility, be at least 1.0 to 1.0.

•                  A maximum leverage ratio requires that as of the last day of each fiscal quarter the ratio of (a) Total Indebtedness (as defined in the Agreement) to (b) an amount equal to consolidated EBITDAX be not greater than 3.0 to 1.0, calculated on a rolling four quarter basis.

Consolidated EBITDAX is a component of negotiated covenants with our lender and is discussed here as part of the disclosure of our covenant obligations. The Revolving Facility includes other covenants and events of default that are customary for similar facilities. It is an event of default under the Revolving Facility if we undergo a change in control. “Change in control,” as defined in the Revolving Facility, means any of the following events: (a) any

“person” or “group” (within the meaning of Section 13(d) or 14(d) of the Exchange Act) has become, directly or indirectly, the “beneficial owner” (as defined in Rules 13d-3 and 13d-5 under the Exchange Act, except that a person shall be deemed to have “beneficial ownership” of all such shares that any such person has the right to acquire, whether such right is exercisable immediately or only after the passage of time, by way of merger, consolidation or otherwise), of a majority or more of our common stock on a fully-diluted basis, after giving effect to the conversion and exercise of all of our outstanding warrants, options and other securities (whether or not such securities are then currently convertible or exercisable), (b) during any period of two consecutive calendar quarters, individuals who at the beginning of such period were members of our Board of Directors cease for any reason to constitute a majority of the directors then in office unless (i) such new directors were elected by a majority of our directors who constituted the Board of Directors at the beginning of such period (or by directors so elected) or (ii) the reason for such directors failing to constitute a majority is a result of retirement by directors due to age, death or disability, or (c) we cease to own directly or indirectly all of the equity interests of each of our subsidiaries. The Revolving Facility is expected to be refinanced by Chaparral contemporaneously with the closing of the proposed merger with Chaparral.

Shelf Registration Statement & Offerings

In the third quarter of 2007, the SEC declared effective our registration statement filed with the SEC that registered securities of up to $500 million of any combination of debt securities, preferred stock, common stock, warrants for debt securities or equity securities of the Company and guarantees of debt securities by our subsidiaries. Net proceeds, terms and pricing of the offering of securities issued under the shelf registration statement will be determined at the time of the offerings. The shelf registration statement does not provide assurance that we will or could sell any such securities. Our ability to utilize our shelf registration statement for the purpose of issuing, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or equity securities will depend upon, among other things, market conditions and the existence of investors who wish to purchase our securities at prices acceptable to us.

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

Determining the appropriate classification of our fair value measurements within the fair value hierarchy requires management’s judgment regarding the degree to which market data is observable or corroborated by observable market data. Currently we have categorized derivative instruments’ fair value measurements as Level 3 and expect to categorize our AROs’ fair value measurements as Level 3 upon full adoption of SFAS No. 157. As interpretations of SFAS No. 157 evolve, our classification of certain instruments within the hierarchy may be revised. See “Critical Accounting Policies and Estimates — Derivative and Hedging Activities” above, “Risk Management Activities” below and Note 8 to our consolidated financial statements for additional discussion of our derivative instruments.

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

All of these price-risk management transactions are considered derivative instruments and accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). These derivative instruments are intended to hedge our price risk and may be considered hedges for economic purposes. There are two types of accounting treatments for derivatives, (i) mark-to-market accounting and (ii) cash flow hedge accounting. For discussion of these accounting treatments, see Note 8 to our consolidated financial statements. We currently apply mark-to-market accounting treatment to all of our derivative contracts. All derivatives are recorded on the balance sheet at fair value and the changes in fair value are presented in total revenue on the statement of operations. Cash flows from resulting derivative settlements are included in operating activities and investing activities on the statement of cash flows. The following table provides additional information regarding our various derivative transactions that were recorded at fair value on the balance sheet as of June 30, 2008.

(in thousands)
Fair value of contracts outstanding at December 31, 2007	$(12,329)
Contracts realized or otherwise settled during the period	(18,648)
Fair value at June 30, 2008 of new contracts entered into during 2008:
Asset	—
Liability	—
Changes in fair values attributable to changes in valuation techniques and assumptions	—
Other changes in fair values	(48,661)
Fair values of contracts outstanding at June 30, 2008	$(79,638)

The following table details the fair value of our commodity-based derivative contracts by year of maturity and valuation methodology as of June 30, 2008.

	Fair Value of Contracts at June 30, 2008
Source of Fair Value	Maturity less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total fair value
	(in thousands)
Prices actively quoted:	—	—	—	—	—
Prices provided by other external sources:	—	—	—	—	—
Asset
Liability	(67,981)	(11,657)	—	—	(79,638)
Prices based on models and other valuation methods:	—	—	—	—	—
Total	$(67,981)	$(11,657)	$—	$—	$(79,638)

Tax Matters

At June 30, 2008, we had cumulative net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $114.6 million that expire beginning in 2012. We also had state NOL carryforwards at June 30, 2008 of approximately $16 million, without consideration of valuation allowances, which will expire in varying amounts between 2008 and 2027. These estimated NOLs assume that certain items, primarily intangible drilling costs, have been written off for tax purposes in the current year. However, we have not made a final determination if an election will be made to capitalize all or part of these items for tax purposes in the future. Our ability to utilize federal NOL carryforwards in cases where the NOL was acquired in a reorganization may be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”) if we undergo a majority ownership change as defined by Section 382.

We would undergo a majority ownership change if, among other things, the stockholders who own or have owned, directly or indirectly, five percent or more of our common stock or are otherwise treated as five percent stockholders under Section 382 and the regulations promulgated thereunder, increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of a majority ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with the NOL carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration of the respective NOL carryforwards. The amount of the limitation may, under certain circumstances, be increased by built-in gains held by us at the time of the change that are recognized in the five year period after the change. Any built in losses on assets held subsequent to a merger are subject to the limitation.  If we were to undergo a majority ownership change during 2008, we will likely be required to record a reserve for some or all of the asset currently recorded on our balance sheet. During 2007, we believe that there may have been an additional change of ownership pursuant to Section 382 as a result of the concurrent public offerings of our common and preferred stock that occurred in January 2007. We cannot make assurances that we will not undergo a majority ownership change in the future because an ownership change for federal tax purposes can occur based on trades among our existing stockholders. Whether we undergo a majority ownership change may be a matter beyond our control. However, in light of the proposed merger with Chaparral, we cannot provide any assurance that the availability of our NOL carryforward and other federal income tax attributes will not be significantly limited or possibly eliminated.

In 2007, we adopted FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes.   As a result of the adoption of FIN 48 on January 1, 2007, we recognized a liability of $534,035 which reduced the January 1, 2007 retained earnings balance.  The amount recorded did not include interest as the anticipated adjustments more likely than not will result in no current tax due as a result of NOL carryovers.  All of the amounts of unrecognized tax benefits reported affect the effective tax rate through deferred tax accounting. We also adopted FSP FIN 48-1 during 2007, which provides that a company’s tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. We had no accrued liabilities prior to adoption at January 1, 2007. We recognize interest and penalties related to unrecognized tax benefits in tax expense as a period cost. However, we accrued no interest or penalties at June 30, 2008.

During second quarter 2008 an income tax benefit of approximately $0.4 million was recorded as a result of the conclusion of a state audit where no prior benefit was taken for an uncertain tax position, which is now effectively settled without adjustment by the state tax authorities.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). SFAS No. 141R expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS No. 141R is required prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS No. 141R to fiscal years preceding the effective date are not permitted. However, accounting for changes in valuation allowances for acquired deferred tax assets and the resolution of uncertain tax positions for prior business combinations will impact tax expense instead of impacting the prior business combination accounting starting January 1, 2009. We are currently evaluating the changes provided in SFAS No. 141R and believe it could have a material impact on our consolidated financial statements if we were to undertake a significant acquisition or business combination.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States of America (the GAAP hierarchy).   SFAS No. 162 is effective 60 days following the SEC’s approval of Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect adoption of this statement to impact our consolidated financial statements or related disclosures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and commodity prices.  We use a Revolving Facility with a floating interest rate. We are not subject to fair value risk resulting from changes in our floating interest rates.  The use of floating rate debt instruments provides a benefit due to downward interest rate movements but does not limit us to exposure from future increases in interest rates.  Based on the June 30, 2008 outstanding borrowings and interest rates of 5.50% and 4.95% applied to various borrowings, a 10% change in interest rates would result in an increase or decrease of interest expense of approximately $1.1 million on an annual basis.

In the normal course of business, we enter into derivative transactions, including commodity price collars, swaps and floors to mitigate our exposure to commodity price movements. They are not intended for trading or speculative purposes.  While the use of these arrangements may limit the benefit to us of increases in the prices of oil and natural gas, it also limits the downside risk of adverse price movements.  During early 2007, we put in place several natural gas and crude oil derivative contracts to hedge our expected 2008 and 2009 production to achieve a more predictable cash flow. As a result of recent changes to our forecasted 2008 production and the impact of certain asset divestitures, both of which have reduced expected production as compared to that expected at the time we entered into the derivative contracts, we currently have approximately 120% and 170% of our anticipated 2008 natural gas and crude oil production, respectively, covered by derivative contracts. This overhedged position exposes us to greater risk of commodity price increases because we will not have the physical production cash inflows to offset any potential losses incurred on the portion of the contracts that are overhedged. Please refer to Note 8 to our consolidated financial statements for a discussion of these contracts. The following is a list of contracts outstanding at June 30, 2008:

Transaction Date	Transaction Type	Beginning	Ending	Price Per Unit	Volumes Per Day	Fair Value Outstanding as of June 30, 2008
						(in thousands)
Natural Gas (1):
01/07	Collar	01/01/08	12/31/08	$7.50-$9.00	20,000 MMBtu	$(16,701)
01/07	Collar	01/01/08	12/31/08	$7.50-$9.00	10,000 MMBtu	(8,235)
01/07	Collar	01/01/08	12/31/08	$7.50-$9.02	10,000 MMBtu	(8,205)
04/07	Collar	01/01/09	12/31/09	$7.75-$10.00	10,000 MMBtu	(10,449)
10/07	Collar	01/01/09	12/31/09	$7.75-$10.08	10,000 MMBtu	(10,263)
Crude Oil (2):
12/06	Swap	01/01/08	12/31/08	$66.00	1,500 Bbl	(20,520)
10/07	Collar	01/01/09	12/31/09	$70.00-$93.55	300 Bbl	(5,265)
						$(79,638)

(1)          Our natural gas contracts were entered into on a per MMBtu delivered price basis, using the NYMEX Natural Gas Index. Mark-to-market accounting treatment is applied to these contracts and the change in fair value is reflected in total revenue.

(2)          Our crude oil contracts were entered into on a per barrel delivered price basis, using the West Texas Intermediate Light Sweet Crude Oil Index. Mark-to-market accounting treatment is applied to these contracts and the change in fair value is reflected in total revenue.

  At June 30, 2008, the fair value of the outstanding derivatives was a net liability of approximately $79.6 million. A 10% change in the commodity price per unit, as long as the price is either above the ceiling or below the floor price, would cause the fair value total of the derivative instruments to increase or decrease by approximately $7.6 million.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

David Blake, et al. v. Edge Petroleum Corporation — On September 19, 2005, David Blake and David Blake, Trustee of the David and Nita Blake 1992 Children’s Trust filed suit against us in state district court in Goliad County, Texas alleging breach of contract for failure and refusal to transfer overriding royalty interests to plaintiffs in several leases in the Nita and Austin prospects in Goliad County, Texas and failure and refusal to pay monies to Blake pursuant to such overriding royalty interests for wells completed on the leases. The plaintiffs seek relief of (1) specific performance of the alleged agreement, including granting of overriding royalty interests by us to Blake; (2) monetary damages for failure to grant the overriding royalty interests; (3) exemplary damages for his claims of business disparagement and slander; (4) monetary damages for tortious interference; and (5) attorneys’ fees and court costs. Venue of the case was transferred to Harris County, Texas by agreement of the litigants.  We filed a counterclaim against Plaintiff Blake and joined various related entities that are controlled by Blake, seeking lease interests in which we contend we had been wrongfully denied participation. The parties have moved for summary judgment on each others’ claims and counterclaims, which the trial court has denied as to both sides.  In November 2007, we filed a separate motion for summary judgment based on the statute of frauds; the court has not ruled on this separate motion.  The trial, originally scheduled to begin September 10, 2007, and reset for March 3, 2008 and August 20, 2008, has been continued until November 17, 2008. Extensive written discovery has occurred in the case, and the parties are scheduling and commencing to take fact and expert witness depositions.  In June 2008, the Blake Plaintiffs filed a Sixth Amended Petition conditionally adding claims for certain prospects that had been settled, but only to the extent that rescission of the prior settlement and release was being sought by us. We are not seeking rescission of the prior settlement and release and will respond appropriately to this amended petition. We have responded aggressively to this lawsuit, and believe we have meritorious defenses and counterclaims.

Diana Reyes, et al. v. Edge Petroleum Operating Company, Inc., et al.  On January 8, 2008, we were served with a wrongful death action filed in Hidalgo County, Texas.  Plaintiffs allege negligence and gross negligence resulting from a fatality accident at the Slick State B-12 well site, on our Bloomberg Flores lease in Starr County, Texas.  The plaintiffs are the widow and minor children of Mr. Reyes, who was killed in a one-car fatality accident on August 5, 2007.   Mr. Reyes was an employee of Payzone Logging, a vendor of ours. No specific amount of damages has been alleged to date; plaintiffs are asserting damages from loss of companionship, pecuniary loss, pain and mental anguish, loss of inheritance and funeral and burial expenses.  We may have insurance coverage for all or part of this claim.  Our insurance carrier has retained local counsel to represent us in this matter.  We filed an answer on January 30, 2008 denying plaintiffs’ allegations and asserting defenses and trial has been set for February 16, 2009.  We have not established a reserve with respect to this claim and it is not possible to determine what, if any, our ultimate exposure might be in this matter.  We will continue to respond aggressively to this lawsuit, and believe that we have meritorious defenses.

Lexington Insurance Company v. Edge Petroleum Exploration Company, et al. - On March 13, 2008, Lexington Insurance Company (“Lexington”) filed a declaratory judgment action in the 125th Judicial District Court of Harris County, Texas.  Lexington seeks a judgment that it is not obligated to pay any claims of ours and the Sfondrini Partnerships (as defined below) in connection with a consolidated suit that we and the Sfondrini Partnerships settled with the all of the plaintiffs in 2007.  The suit that was settled, Wade and Joyce Montet, et al., v. Edge Petroleum Corp of Texas, et al., consolidated with Rolland L. Broussard, et al., v. Edge Petroleum Corp of Texas, et al., and the settlement thereof, is described in detail in “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2007. In general, the action was a consolidated suit by mineral/royalty owners under two wells, who claimed that the third party operator of the wells had failed to “block squeeze” the sections of one of the wells, as a prudent operator, according to their allegations, would have done, to protect the gas reservoir from being flooded with water from adjacent underground formations, and was negligent in not creating a field-wide unit to protect their interests.  Along with the Sfondrini Partnerships, we were defendants in the suit as working interest owners in the wells, owning 2.8% and 14.7%, respectively, at the time of the alleged acts or omissions.  In the case of the settlements with some, but not all, of the plaintiffs, two other insurers covered the settlement amounts in exchange for mutual releases. We and the Sfondrini Partnerships bore the costs of the settlements with the remaining plaintiffs in accordance with their proportionate interests.  The Sfondrini Partnerships are partnerships that are directly or indirectly controlled by John Sfondrini, a director of ours.  Vincent Andrews, also a director of ours, owns a minority interest in the corporate general partner one of the partnerships.

Lexington asserts that it is not obligated to pay any claims of ours and the Sfondrini Partnerships under its commercial, general liability insurance policy as related to the lawsuit that was settled because there was no “occurrence,” under the terms of their policy, of physical injury to or destruction of tangible property and other reasons.  Our position is that the damages to the reservoir and attendant losses incurred by the defendants were losses covered by Lexington’s policy, for which Lexington is legally obligated to pay.  By agreement of the parties, an answer is due 30 days from notice of termination of settlement discussions.  Because we have already settled the underlying claims and have not recognized any amount for possible future recoveries against Lexington, we do not, in any event, expect the declaratory judgment action by Lexington to have a material adverse affect on us.

        In June 2008, we and the Sfondrini Partnerships reached a settlement in principle with Lexington pursuant to which Lexington would pay us and the Sfondrini Partnerships $75,000 (proportionate to their interests in the underlying mineral leases that were the subject of the prior action) in return for a complete release.

Item 1A – Risk Factors

In addition to the other information and risk factors set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2007 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described below and in our 2007 Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Related to our proposed merger with Chaparral

The value of the shares of Chaparral common stock that our common stockholders will receive upon the consummation of the proposed merger will fluctuate.

The common exchange ratio in the proposed merger with Chaparral is fixed and will not be adjusted in the event of any change in our stock price prior to the proposed merger. There may be a significant amount of time between the dates when our common stockholders vote on the merger agreement at our annual meeting and the date when the proposed merger with Chaparral is completed. The price of shares of our stock may vary significantly between the date of the proxy statement/prospectus that will be sent to our stockholders, the date of our annual meeting and the date of the completion of the proposed merger with Chaparral. These variations may be caused by, among other things, changes in our and Chaparral’s businesses, operations, results or prospects, market expectations of the likelihood that the proposed merger with Chaparral will be completed and the timing of completion, the prospects of post-merger operations, general market and economic conditions, commodity prices for oil and natural gas, increasing familiarity with Chaparral by stockholders, analysts and other market participants, the value these people attribute to Chaparral and other factors.  Chaparral’s common stock is not currently traded on any exchange, and this may increase the uncertainty regarding the price of our stock prior to the proposed merger with Chaparral.  In addition, it is impossible to predict accurately the market price of the Chaparral common stock to be received by our common stockholders after the completion of the proposed merger with Chaparral. Accordingly, the price of our common stock on the date of the proxy statement/prospectus and on the date of our annual meeting may not be indicative of the price immediately prior to completion of the proposed merger with Chaparral or the price of Chaparral common stock after the proposed merger with Chaparral is completed.

The anticipated benefits of the proposed merger with Chaparral may not be realized.

We and Chaparral entered into the merger agreement with the expectation that the proposed merger should result in various benefits, including, among other things, synergies, cost savings and other operating efficiencies.  The combined company may not achieve these benefits at the levels expected or at all. If the combined company fails to achieve these expected benefits, the results of operations and the value of the combined company may be adversely affected.

Chaparral’s integration of our business following the proposed merger will present significant challenges that may reduce the anticipated potential benefits of the proposed merger.

We and Chaparral will face significant challenges in consolidating functions and integrating our organizations, procedures and operations in a timely and efficient manner, as well as retaining key personnel. Our integration with Chaparral will be complex and time-consuming. The principal challenges will include the following:

•                  integrating our and Chaparral’s existing businesses;

•                  addressing differences in business cultures, preserving employee morale and retaining key employees, while meeting the operational and financial goals of the combined company;

•                  preserving supplier, customer, business partner and other important relationships and resolving potential conflicts that may arise as a result of the proposed merger; and

•                  consolidating other corporate and administrative functions.

After the completion of the proposed merger, the management of Chaparral will need to dedicate substantial efforts to integrating the businesses. These efforts could divert management’s focus and resources from other day-to-day tasks, corporate initiatives or strategic opportunities during the integration process.

We will incur significant transaction costs in connection with the proposed merger with Chaparral.

We expect to incur transaction costs of approximately $9.0 million in connection with the proposed merger with Chaparral. These transaction costs include investment banking, legal and accounting fees and expenses, printing expenses, mailing expenses and other related charges, and retention costs. These amounts are preliminary estimates that are subject to change. A portion of the transaction costs will be incurred regardless of whether the proposed merger with Chaparral is consummated. We and Chaparral will each pay our own transaction costs, except that Chaparral will pay 86% and we will pay 14% of certain filing and printing costs and expenses.

While the proposed merger with Chaparral is pending, we and Chaparral will be subject to business uncertainties and contractual restrictions that could adversely affect our businesses.

Uncertainty about the effect of the proposed merger with Chaparral on employees, suppliers, customers and business partners may have an adverse effect on us and, to a lesser extent, Chaparral and, consequently, on the combined company. These uncertainties may impair our and Chaparral’s ability to attract, retain and motivate key personnel until the proposed merger is consummated and for a period of time thereafter, and could cause suppliers, customers, business partners and others who deal with us and Chaparral to seek to change existing business relationships with us and Chaparral. Employee retention may be particularly challenging during the pendency of the proposed merger with Chaparral because employees may experience uncertainty about their future roles with the combined company. In addition, we adopted a Retention Bonus Plan that will generally result in payments to employees who remain employed by us through October 1, 2008; following receipt of these payments on that date, some of these employees may elect to terminate their employment. If, despite our and Chaparral’s retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, the combined company’s business could be materially harmed. In addition, the merger agreement restricts us and Chaparral, without the other party’s consent and subject to certain exceptions, from taking actions outside the ordinary course of business, incurring certain indebtedness and taking other specified actions until the proposed merger with Chaparral occurs or the proposed merger with Chaparral agreement terminates. These restrictions may prevent us and, to a lesser extent, Chaparral from pursuing otherwise attractive business opportunities and making other changes to their businesses that may arise prior to completion of the proposed merger or termination of the merger agreement.

Failure to complete the proposed merger with Chaparral could negatively impact our stock price and future business and financial results because of, among other things, the costs incurred and the disruption that would occur as a result of uncertainties relating to a failure to complete the proposed merger with Chaparral.

Our common stockholders may not approve the proposed merger with Chaparral. If the proposed merger with Chaparral is not completed for any reason, we could be subject to several risks, including the following:

•                  being required to pay Chaparral a termination fee of up to $15 million, or monetary damages of up to $25 million, in certain circumstances;

•                  having had the focus of our management directed toward the proposed merger with Chaparral and integration planning instead of on our core business and other opportunities that could have been beneficial to us;

•                  delaying the pursuit of alternate financing plans or of operational opportunities during the pendency of the proposed merger with Chaparral;

•                  incurring substantial transaction costs related to the proposed merger with Chaparral; and

•                  being subject to a redetermination of the borrowing base under our Revolving Facility to a level that requires us to make additional payments under the Revolving Facility.

In addition, we would not realize any of the expected benefits of having completed the proposed merger with Chaparral.

If the proposed merger with Chaparral is not completed, the price of our stock may decline to the extent that the current market price of our stock reflects a market assumption that the proposed merger will be completed and that the related benefits and synergies will be realized, or it may decline as a result of the market’s perceptions that the proposed merger was not consummated due to an adverse change in or negative view of our business. In addition, our current and prospective employees may experience uncertainty about their future roles with the resulting company and choose to pursue other opportunities, which could adversely affect us if the proposed merger with Chaparral is not completed.  Our business may be harmed, and the price of our stock may decline, to the extent that suppliers, customers, business partners and others remain uncertain about the companies’ future prospects in the absence of the proposed merger with Chaparral. The realization of any of these risks may materially adversely affect our business, financial results and financial condition, and the price of our stock.

The merger agreement limits our ability to pursue an alternative acquisition proposal and requires us to pay a termination fee of $15 million if we do.

The merger agreement prohibits us from soliciting, initiating or knowingly encouraging inquiries, proposals or offers for an alternative transaction with any person. The merger agreement also provides that we must pay a termination fee of $15 million if the merger agreement is terminated in certain circumstances in connection with a competing acquisition proposal or our board of directors modifies, qualifies or withdraws its recommendation that our common stockholders vote for the adoption of the merger agreement.  Before terminating the merger agreement for this reason, we also must first provide Chaparral with five business days’ notice of our intention to terminate the merger agreement and the material terms and conditions of any superior proposal we have received from a third party.

These provisions limit our ability to pursue offers from third parties that could result in greater value to our stockholders. The obligation to make the termination fee payment also may discourage a third party from pursuing an alternative acquisition proposal and may affect the structure, pricing and other terms proposed by other parties seeking to enter into an alternate transaction with us. As a result of these restrictions, we may not be able to enter into an agreement with respect to an alternative transaction on more favorable terms without incurring potentially significant liability to Chaparral.

Some of our directors and executive officers have interests in the proposed merger with Chaparral that are different from the interests of our stockholders.

When considering the recommendation of our board of directors with respect to the proposed merger with Chaparral, our common stockholders should be aware that some of our directors and executive officers have interests in the proposed merger with Chaparral that are different from, or in addition to, the interests of our stockholders. These interests include:

•                  their designation as Chaparral directors;

•                  the fact that the completion of the transaction will result in the acceleration of vesting of restricted stock held by directors and executive officers; and

•                  the fact that our executive officers have entered into employment or severance agreements with us or our subsidiaries that will entitle them to cash payments and other benefits if the proposed merger with Chaparral is completed and their employment is terminated without cause or if the executive officer resigns for good reason, as defined in the agreements.

Our common stockholders should consider these interests in conjunction with the recommendation of our directors of approval of the proposed merger with Chaparral.

Chaparral may not be successful in refinancing its and our existing secured credit facilities, and our monetary recourse for Chaparral’s failure to consummate the proposed merger is limited.

The completion of the proposed merger with Chaparral requires Chaparral to replace its and our existing secured credit facilities with a new secured credit facility. Chaparral has received a financing commitment for a new credit facility that is conditioned upon, among other things, the lenders’ reasonable satisfaction with the results of their due diligence review of us and Chaparral, the absence of a material adverse change with respect to Chaparral, its subsidiaries and us, and conditions in the credit markets, which are currently volatile. In addition, although Chaparral intends to sell $150 million of Chaparral Series B preferred stock in connection with the completion of the proposed merger, the sale is not a condition to closing its new secured credit facility.  However, Chaparral believes that it will be necessary to consummate the sale in order to obtain commercially acceptable terms under its new secured credit facility.  There can be no assurance that Chaparral will be able to complete the sale of the Chaparral Series B preferred stock. Although Chaparral’s obligation to complete the proposed merger is not conditioned upon the receipt or availability of debt financing, Chaparral may terminate the merger agreement and pay us a termination fee of $15 million under certain circumstances if the proposed merger has not been completed because of a failure to obtain and consummate its debt financing.  There can be no assurance that Chaparral will be successful in refinancing its and our existing secured credit facilities, which could adversely affect the completion of the proposed merger and our and Chaparral’s results of operations or financial condition. Additionally, even if the financing were to be available, if Chaparral willfully breaches the merger agreement prior to the completion of the proposed merger, its monetary liability to us is limited by the merger agreement to $25 million.

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

Agreement and Plan of Merger, dated July 14, 2008, among Chaparral Energy, Inc., Chaparral Exploration, L.L.C. and Edge Petroleum Corporation (Incorporated by reference from exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 2008). Pursuant to Item 601(b)(2) of Regulation S-K, the Company had omitted the disclosure schedules to the Merger Agreement from this Exhibit 2.1. It hereby agrees to furnish a supplemental copy of any such omitted item to the SEC on its request.

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

4.9	—

Amendments No. 1, 2 and 3 to the Fourth Amended and Restated Credit Agreement dated January 31, 2007 by and among Edge Petroleum Corporation, as borrower, and Union Bank of California, N.A., as Administrative Agent and Issuing Lender, and the other lenders party thereto (Incorporated by reference from exhibit 4.9 to Edge’s Quarterly Report on Form 10-Q filed on May 12, 2008).

4.10	—

Consent, executed July 11, 2008, among Edge Petroleum Corporation, the Lenders party thereto and Union Bank of California, N.A., as administrative agent for such Lenders (Incorporated by reference from exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 15, 2008).

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

Form of Amended and Restated Severance Agreement dated April 3, 2008, between the Company and Executive Officers of the Company Named Therein (Incorporated by reference from exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2008).

†10.24	—

Amended and Restated Severance Agreement dated April 3, 2008, between the Company and John W. Elias (Incorporated by reference from exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 4, 2008).

†10.25	—

Amended and Restated Employment Agreement dated April 3, 2008, between the Company and John W. Elias (Incorporated by reference from exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 4, 2008).

†10.26	—

First Amendment to Amended and Restated Severance Agreement, dated July 14, 2008, between the Company and John W. Elias (Incorporated by reference from exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 15, 2008).

†10.27	—

First Amendment to Amended and Restated Severance Agreement, dated July 14, 2008, between the Company and Executive Officers of the Company Named Therein (Incorporated by reference from exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 15, 2008).

*31.1	—	Certification by John W. Elias, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification by C.W. MacLeod, Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification by John W. Elias, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification by C.W. MacLeod, Acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

† Denotes management or compensatory contract, arrangement or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGE PETROLEUM CORPORATION,
A DELAWARE CORPORATION
(REGISTRANT)

Date	August 11, 2008	/s/ John W. Elias
John W. Elias
Chairman of the Board, President and
Chief Executive Officer

Date	August 11, 2008	/s/ C.W. MacLeod
C.W. MacLeod
Acting Chief Financial Officer and Senior Vice President of Business Development & Planning

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

Agreement and Plan of Merger, dated July 14, 2008, among Chaparral Energy, Inc., Chaparral Exploration, L.L.C. and Edge Petroleum Corporation (Incorporated by reference from exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 2008). Pursuant to Item 601(b)(2) of Regulation S-K, the Company had omitted the disclosure schedules to the Merger Agreement from this Exhibit 2.1. It hereby agrees to furnish a supplemental copy of any such omitted item to the SEC on its request.

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

4.9	—	Amendments No. 1, 2 and 3 to the Fourth Amended and Restated Credit Agreement dated January 31, 2007 by and among Edge Petroleum Corporation, as borrower, and Union Bank of California, N.A.,

as Administrative Agent and Issuing Lender, and the other lenders party thereto (Incorporated by reference from exhibit 4.9 to Edge’s Quarterly Report on Form 10-Q filed on May 12, 2008).

4.10	—

Consent, executed July 11, 2008, among Edge Petroleum Corporation, the Lenders party thereto and Union Bank of California, N.A., as administrative agent for such Lenders (Incorporated by reference from exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 15, 2008).

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

Form of Amended and Restated Severance Agreement dated April 3, 2008, between the Company and Executive Officers of the Company Named Therein (Incorporated by reference from exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2008).

†10.24	—

Amended and Restated Severance Agreement dated April 3, 2008, between the Company and John W. Elias (Incorporated by reference from exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 4, 2008).

†10.25	—

Amended and Restated Employment Agreement dated April 3, 2008, between the Company and John W. Elias (Incorporated by reference from exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 4, 2008).

†10.26	—

First Amendment to Amended and Restated Severance Agreement, dated July 14, 2008, between the Company and John W. Elias (Incorporated by reference from exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 15, 2008).

†10.27	—

First Amendment to Amended and Restated Severance Agreement, dated July 14, 2008, between the Company and Executive Officers of the Company Named Therein (Incorporated by reference from exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 15, 2008).

*31.1	—	Certification by John W. Elias, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification by C.W. MacLeod, Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification by John W. Elias, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification by C.W. MacLeod, Acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

† Denotes management or compensatory contract, arrangement or agreement.