Form 10-Q
period 2008-09-30
EDGE PETROLEUM CORP
filed 2008-11-10
CIK 1021010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

☐ Large accelerated filer	☒ Accelerated Filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2008
Common Stock	28,833,384

EDGE PETROLEUM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EDGE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,722	$7,163
Accounts receivable, trade, net of allowance	20,212	21,845
Accounts receivable, joint interest owners, net of allowance	8,016	14,460
Deferred tax asset	—	5,818
Derivative financial instruments	181	619
Other current assets	3,008	4,079

Total current assets	47,139	53,984

PROPERTY AND EQUIPMENT, net – full cost method of accounting for oil and natural gas properties (including unproved costs of $27.0 million and $34.9 million at September 30, 2008 and December 31, 2007, respectively)	548,129	717,290

DEFERRED TAX ASSET – long term	29,899	—
OTHER ASSETS	2,514	3,231

TOTAL ASSETS	$627,681	$774,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, trade	$8,838	$7,665
Accrued liabilities	21,791	29,616
Accrued interest payable	651	1,006
Deferred tax liability	454	—
Asset retirement obligation	491	589
Derivative financial instruments	3,577	12,846
Total current liabilities	35,802	51,722

ASSET RETIREMENT OBLIGATION – long-term	5,844	6,045

DERIVATIVE FINANCIAL INSTRUMENTS – long-term	530	102

DEFERRED TAX LIABILITY – long-term	—	21,326

OTHER NON-CURRENT LIABILITIES	102	534

LONG-TERM DEBT	239,000	260,000

Total liabilities	281,278	339,729

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 2,875,000 issued and outstanding at September 30, 2008 and December 31, 2007	29	29
Common stock, $0.01 par value; 60,000,000 shares authorized; 28,720,292 and 28,544,160 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	287	285
Additional paid-in capital	423,644	421,808
Retained earnings (deficit)	(77,557)	12,654

Total stockholders’ equity	346,403	434,776

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$627,681	$774,505

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
OIL AND NATURAL GAS REVENUE:
Oil and natural gas sales	$43,136	$42,045	$139,212	$128,645
Gain (loss) on derivatives	63,505	6,139	(22,452)	(3,676)
Total revenue	106,641	48,184	116,760	124,969

OPERATING EXPENSES:
Oil and natural gas operating expenses	4,039	4,525	12,452	11,953
Severance and ad valorem taxes	2,654	3,755	8,136	9,951
Depletion, depreciation, amortization and accretion	21,874	23,815	70,767	63,421
Impairment of oil and natural gas properties	129,520	—	129,520	—
General and administrative expenses	6,380	4,269	15,592	14,199
Total operating expenses	164,467	36,364	236,467	99,524
OPERATING INCOME (LOSS)	(57,826)	11,820	(119,707)	25,445

OTHER INCOME AND EXPENSE:
Interest income	82	109	174	288
Interest expense, net of amounts capitalized	(2,815)	(2,201)	(9,323)	(7,891)
Gain on ARO settlement	74	—	83	—
Amortization of deferred loan costs	(239)	(242)	(717)	(738)
INCOME (LOSS) BEFORE INCOME TAXES	(60,724)	9,486	(129,490)	17,104

INCOME TAX BENEFIT (EXPENSE)	20,714	(3,460)	45,478	(6,229)

NET INCOME (LOSS)	(40,010)	6,026	(84,012)	10,875
Preferred Stock Dividends	(2,066)	(2,066)	(6,199)	(5,510)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(42,076)	$3,960	$(90,211)	$5,365

BASIC EARNINGS (LOSS) PER SHARE	$(1.47)	$0.14	$(3.15)	$0.20

DILUTED EARNINGS (LOSS) PER SHARE	$(1.47)	$0.14	$(3.15)	$0.19

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	28,690	28,523	28,636	27,300
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	28,690	28,859	28,636	27,577

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(84,012)	$10,875
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized (gain) loss on the fair value of derivatives	(8,402)	7,968
Loss on property	34	—
Deferred income taxes	(45,491)	6,147
Depletion, depreciation, amortization and accretion	70,767	63,421
Impairment of oil and natural gas properties	129,520	—
Gain on ARO settlement	(83)	—
Amortization of deferred loan costs	717	738
Bad debt expense	90	482
Stock based compensation costs	2,371	3,065
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, trade	1,555	(3,545)
Decrease (increase) in accounts receivable, joint interest owners	6,432	(10,112)
Decrease (increase) in other assets	244	(971)
Increase in accounts payable, trade	1,173	6,075
Increase in accrued liabilities	2,647	13,826
Increase (decrease) in accrued interest payable	(355)	603

Net cash provided by operating activities	77,207	98,572

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas property and equipment additions	(50,515)	(102,495)
January 2007 acquisition	—	(379,876)
Decrease in drilling advances	798	310
Proceeds from the sale of oil and natural gas properties	19,173	1,302
Overhedge derivative settlements	(10,905)	—

Net cash used in investing activities	(41,449)	(480,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	255,000
Repayments of long-term debt	(21,000)	(144,000)
Preferred dividends paid	(6,199)	(3,788)
Proceeds of preferred stock offering	—	143,750
Costs of preferred stock offering	—	(5,315)
Proceeds of common stock offering	—	144,756
Costs of common stock offering	—	(6,665)
Net proceeds from issuance of common stock	—	42
Deferred loan costs	—	(3,674)

Net cash provided by (used in) financing activities	(27,199)	380,106

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,559	(2,081)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,163	2,081

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,722	$—

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

					Additional	Retained	Total
	Preferred Stock		Common Stock		Paid-In	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
	(in thousands)
BALANCE, DECEMBER 31, 2007	2,875	$29	28,544	$285	$421,808	$12,654	$434,776
Issuance of common stock	—	—	176	2	460	—	462
Stock based compensation costs	—	—	—	—	1,909	—	1,909
Tax benefit associated with exercise of non-qualified stock options	—	—	—	—	(533)	—	(533)
Preferred stock dividends ($0.71875 per share)	—	—	—	—	—	(6,199)	(6,199)
Net loss	—	—	—	—	—	(84,012)	(84,012)
BALANCE, SEPTEMBER 30, 2008	2,875	$29	28,720	$287	$423,644	$(77,557)	$346,403

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein have been prepared by Edge Petroleum Corporation, a Delaware corporation (“we”, “our”, “us” or the “Company”), without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited consolidated financial statements.  All such adjustments are of a normal recurring nature, except for the impairment of the Company’s oil and natural gas properties, as discussed below.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.  Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Although the Company is working toward completion of the proposed merger with Chaparral during the fourth quarter of 2008, there is no assurance that the merger will be completed in that time frame or at all. If the proposed merger with Chaparral is not completed, the Company’s current forecast for 2009 projects sufficient funds through the upcoming fiscal year to meet the Company’s operational requirements, fund a limited capital program and reduce outstanding debt. The Company expects to undergo a borrowing base redetermination under its Revolving Facility (defined below) on November 15, 2008 (see Note 2). In the event a borrowing base redetermination results in the reduction of the Company’s borrowing base, further availability to borrow under the Company’s Revolving Facility would be limited or possibly eliminated for the near future (see Note 2). Additionally, if a reduced borrowing base requires significant debt repayments, the Company may be required to curtail its capital program further or sell assets to meet its obligations.  In addition, it may be difficult for the Company to consummate any debt or equity financing in the near future to meet such obligations, particularly due to the Company’s recent financial performance, the current worldwide financial and credit crisis and the decline of the Company’s stock prices.

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

In the measurement of impairment of oil and gas properties, the successful-efforts method follows the guidance provided in Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, where the first measurement for impairment is to compare the net book value of the related asset to its undiscounted future cash flows using commodity prices consistent with management expectations. The full-cost method follows guidance provided in SEC Regulation S-X Rule 4-10, where impairment is determined by the “ceiling test,” whereby to the extent that such capitalized costs subject to amortization in the full-cost pool (net of accumulated depletion, depreciation and amortization, prior impairments, and related tax effects) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to expense.  Once incurred, an impairment of oil and natural gas properties is not reversible at a later date.  A ceiling test impairment could result in a significant loss for a reporting period; however, future depletion expense would be correspondingly reduced. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with the Company’s quarterly and annual SEC filings. The Company recorded a non-cash ceiling test impairment of $129.5 million ($84.2 million, net of tax) during the quarter ended September 30, 2008 as a result of declines in commodity prices and negative revisions in its proved reserve quantities. No ceiling test impairment was required during the quarter ended September 30, 2007.

In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 103, Update of Codification of Staff Accounting Bulletins, derivative instruments qualifying as cash flow hedges are to be included in the computation of limitation on capitalized costs.  Since January 1, 2006, the Company has not applied cash flow hedge accounting to any derivative contracts (see Note 8), therefore the ceiling tests at September 30, 2008 and 2007 were not impacted by the value of our derivatives.

Oil and natural gas properties are amortized based on a unit-of-production method using estimates of proved reserve quantities. Oil and natural gas liquids (“NGL”s) are converted to a gas equivalent basis (“Mcfe”) at the rate of one barrel equals six Mcf. In accordance with SAB No. 106, Interaction of Statement 143 and the Full Cost Rules, the amortizable base includes estimated future development and dismantlement costs, and restoration and abandonment costs, net of estimated salvage values. Investments in unproved properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs. Unproved properties are evaluated quarterly, and as needed, for impairment on a property-by-property basis. If the results of an assessment indicate that an unproved property is impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. Costs excluded from amortization related to unproved properties were $27.0 million and $34.9 million at September 30, 2008 and December 31, 2007, respectively.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

Revenue Recognition and Gas Balancing - The Company recognizes oil and natural gas revenue from its interests in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by the Company is typically not significantly different from the Company’s share of production. But gas imbalances can occur when sales are more or less than the Company’s entitled ownership percentage of total gas production. Gas imbalances may be accounted for under either the (1) entitlements method, whereby revenue is recorded on the Company’s interest in the gas production actually sold or (2) sales method, whereby revenue is recorded on the basis of total gas actually sold by the Company. The Company uses the sales method of accounting for gas balancing and an asset or a liability is recognized to the extent that there is a material imbalance in excess of the remaining gas reserves on the underlying properties.  As of September 30, 2008 and December 31, 2007, our gas production was materially in balance, i.e., our cumulative portion of gas production taken and sold from wells in which we have an interest was not materially different from our entitled interest in gas production from those wells.

Delivery Commitments – During 2007, the Company executed a gas gathering and compression services agreement with Frontier Midstream, LLC (“Frontier”). Following execution of such agreement, Frontier expedited the installation of the Rose Bud system in White County, Arkansas, including the high and low pressure gathering lines, dehydration, compression and the interconnect with Ozark, in order to accommodate the Company’s desire to be able to deliver natural gas as soon as its wells were completed. At the time of signing the contract, the Company had completed and tested two productive wells in the Moorefield shale in Arkansas. The Rose Bud system was installed, operational and ready to receive the Company’s production in June 2007. The contract minimum commitment to Frontier is 2.7 Bcf over a three year period for the pipeline interconnect. This line carries a $0.29 per Mcf deficiency rate, for a total commitment for the pipeline of approximately $0.8 million. The Company has delivered approximately $59,100 of this commitment through September 30, 2008. In addition to the pipeline, Frontier also built and installed lateral gathering lines to eight locations. The remaining commitment on these laterals is approximately $1.3 million. The original total potential liability of approximately $2.0 million is to be paid by June 2010 if the minimum volumes are not delivered. The Company currently has not recorded a liability for these commitments. The Company is taking steps aimed at increasing its production in this area, but if it is unable to do so and if the Company were to cease efforts to develop the area, it may not be able to meet the minimum physical delivery based on estimated future production and thus would record a liability for the remaining amount of the commitment.

These contracts are not considered derivatives, but have been designated as annual sales contracts under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended).

Accounts Receivable and Allowance for Doubtful Accounts - The Company routinely assesses the recoverability of all material trade and other receivables to determine its ability to collect the receivables in full. Accounts Receivable, Joint Interest Owners included an allowance for doubtful accounts of $15,300 and $3,200 at September 30, 2008 and December 31, 2007, respectively. Accounts Receivable, Trade included an allowance for doubtful accounts of $64,500 at September 30, 2008 and none at December 31, 2007.

Inventories – Inventories consist principally of tubular goods and production equipment for wells and facilities. They are stated at the lower of weighted-average cost or market and are included in Other Current Assets on the consolidated balance sheet.

Asset Retirement Obligations – The Company records a liability for legal obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and gas properties is increased. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset. The changes to the Asset Retirement Obligations (“ARO”) for oil and natural gas properties and related equipment during the nine months ended September 30, 2008 and 2007 are as follows:

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
ARO, Beginning of Period	$6,634	$3,371
Liabilities incurred in the current period	615	1,018
Liabilities settled/sold in the current period	(1,349)	(26)
Accretion expense	283	206
Revisions	152	—
ARO, End of Period	$6,335	$4,569

Current Portion	$491	$407
Long-Term Portion	$5,844	$4,162

During the nine months ended September 30, 2008, ARO liabilities were recorded for 46 new obligations and liabilities settled include ten properties that were plugged and abandoned and 123 properties that were sold. During the nine months ended September 30, 2008, we also recorded a net gain of approximately $82,700 related to ARO settlements and revisions to various properties’ balances for changes in anticipated timing of ultimate abandonment.

Share-Based Compensation – The Company accounts for share-based compensation in accordance with the provisions of SFAS No. 123R, Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. Share-based compensation for the nine months ended September 30, 2008 was approximately $1.9 million, of which $1.5 million was included in general and administrative expenses (“G&A”) and $0.4 million was capitalized to oil and natural gas properties. Share-based compensation for the nine months ended September 30, 2007 was approximately $2.3 million, of which $1.9 million was included in general and administrative expenses (“G&A”) and $0.4 million was capitalized to oil and natural gas properties.

During the nine months ended September 30, 2008, 1,600 restricted stock units (“RSUs”) were granted. At September 30, 2008, there were 409,460 RSUs outstanding, all of which were classified as equity instruments.  No options were granted during the nine months ended September 30, 2008, and at period end, there were 643,600 vested unexercised options outstanding.

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

Total Comprehensive Income (Loss) – For the periods presented, total comprehensive income (loss) consisted of:

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net Income (Loss)	$(40,010)	$6,026	$(84,012)	$10,875
Preferred Dividends	(2,066)	(2,066)	(6,199)	(5,510)
Net Income (Loss) Available to Common Stockholders	(42,076)	3,960	(90,211)	5,365

Other Comprehensive Income (Loss), Net of Tax	—	—	—	—
Total Comprehensive Income (Loss)	$(42,076)	$3,960	$(90,211)	$5,365

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

Recent Accounting Pronouncements – In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). SFAS No. 141R expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in earnings, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS No. 141R is required prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS No. 141R to fiscal years preceding the effective date are not permitted. However, accounting for changes in valuation allowances for acquired deferred tax assets and the resolution of uncertain tax positions for prior business combinations will impact income tax expense instead of impacting the prior business combination accounting starting January 1, 2009. The Company is currently evaluating the changes provided in SFAS No. 141R and believes it could have a material impact on the Company’s consolidated financial statements if it were to undertake a significant acquisition or business combination.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States of America (the “GAAP hierarchy”).   SFAS No. 162 is effective November 15, 2008, which is 60 days following the SEC’s approval of Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect adoption of this statement to impact its consolidated financial statements or related disclosures.

2.              LONG-TERM DEBT

On January 30, 2007, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Agreement”) for a new Revolving Credit Facility with Union Bank of California (“UBOC”), as administrative agent and issuing lender, and the other lenders party thereto (together with UBOC, the “Lenders”). Pursuant to the Agreement, UBOC acts as the administrative agent for a senior, first lien secured borrowing base revolving credit facility (the “Revolving Facility”) in favor of the Company and certain of its wholly-owned subsidiaries in an amount equal to $750 million, of which $250 million and $225 million were available under the borrowing base and conforming borrowing base, respectively, at September 30, 2008. The Revolving Facility has a letter of credit sub-limit of $20 million.

The Revolving Facility matures on January 31, 2011 and bears interest at LIBOR plus an applicable margin ranging from 1.25% to 2.5% or Prime plus a margin of up to 0.50%, with an unused commitment fee ranging from 0.50% to 0.25%, all of which depend on the utilization percentage of the conforming borrowing base. At September 30, 2008, the interest rates applied to the Company’s outstanding Prime and LIBOR borrowings were 5.50% and 5.19%, respectively, and the Company had a rate of 0.25% applied to its unused borrowing capacity. In early May 2008, our Revolving Facility’s borrowing base and conforming borrowing base were redetermined by our banks and set at $250 million and $225 million, respectively. As of September 30, 2008, $239 million in total borrowings were outstanding under the Revolving Facility. Although the Company’s available borrowing capacity under the Revolving Facility was $11 million at September 30, 2008, this availability was effectively reduced to $1 million on November 5, 2008 and may be eliminated for the near future as a result of the upcoming borrowing base redetermination (see below).

On July 11, 2008, in connection with the proposed merger with Chaparral, the Company entered into a Consent agreement (the “Consent”) under the Agreement. Pursuant to the Consent and subject to the terms thereof, the Lenders deferred their right to conduct a borrowing base redetermination on or before June 30, 2008 and agreed to conduct the redetermination on October 31, 2008. The Company paid the Lenders a fee of approximately $0.4 million in connection with the deferral of the redetermination. On November 5, 2008, the Lenders agreed to delay the interim redetermination from October 31, 2008 until November 15, 2008. In consideration for this deferral, the Lenders placed a restriction upon the current borrowing base such that it was effectively lowered to $240 million until the interim redetermination occurs. Pursuant to the terms of the Revolving Facility, upon completion of the redetermination, the Company’s borrowing base will also be the conforming borrowing base. This redetermination process is ongoing and the Lenders as yet have not established a new borrowing base under the Revolving Facility. However, the Company would seek to satisfy any borrowing base deficiency created by the upcoming redetermination through a combination of cash on hand, adjustments to its planned capital spending, offering additional properties to serve as collateral and proceeds from asset divestitures.  However, there can be no assurance that any of these alternative solutions will be attainable, especially in light of the recent global economic crisis. The Company’s Revolving Facility is expected to be refinanced by Chaparral contemporaneously with the closing of the proposed merger.

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

3.              SHELF REGISTRATION STATEMENT

In the third quarter 2007, the SEC declared effective the Company’s registration statement filed with the SEC that registered securities of up to $500 million of any combination of debt securities, preferred stock, common stock, warrants for debt securities or equity securities of the Company and guarantees of debt securities by the Company’s subsidiaries. Net proceeds, terms and pricing of the offering of securities issued under the shelf registration statement will be determined at the time of the offerings. The shelf registration statement does not provide assurance that the Company will or could sell any such securities. The Company’s ability to utilize the shelf registration statement for the purpose of issuing, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or equity securities will depend upon, among other things, market conditions and the existence of investors who wish to purchase the Company’s securities at prices acceptable to the Company.  As of November 10, 2008, the Company had $500 million available under its shelf registration statement. However, because the aggregate market value of the Company’s outstanding common stock is less than $75 million, the type and amount of any securities offering under the registration statement may be limited.

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

Mandatory conversion. On or after January 20, 2010, the Company may, at its option, cause shares of its Convertible Preferred Stock to be automatically converted to shares of common stock of the Company at the applicable conversion rate, but only if the closing sale price of its common stock for 20 trading days within a period of 30 consecutive trading days ending on the trading day immediately preceding the date the Company gives the conversion notice equals or exceeds 130% of the conversion price in effect on each such trading day.

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

•                  issue, authorize or increase the authorized amount of, or issue or authorize any obligation or security convertible into or evidencing a right to purchase, any senior stock; or

•                  reclassify any of its authorized stock into any senior stock of any class, or any obligation or security convertible into or evidencing a right to purchase any senior stock.

5.              EARNINGS PER SHARE

The Company accounts for earnings per share in accordance with SFAS No. 128, Earnings per Share, which establishes the requirements for presenting earnings per share (“EPS”).  SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the statement of operations.  Basic EPS amounts are calculated using the weighted average number of common shares outstanding during each period.  Diluted EPS assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method. When a loss from continuing operations exists, as in the three and nine months ended September 30, 2008, potential common shares are excluded in the computation of diluted EPS because their inclusion would result in an anti-dilutive effect on per share amounts.

Diluted EPS also includes the effect of convertible securities by application of the “if-converted” method.  Under this method, if an entity has convertible preferred stock outstanding, the preferred dividends applicable to the convertible preferred stock are added back to the numerator. The convertible preferred stock is assumed to have been converted at the beginning of the period (or at time of issuance, if later) and the resulting common shares are included in the denominator of the EPS calculation.  In applying the if-converted method, conversion is not assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. During all periods presented below, conversion of the convertible preferred stock is not assumed because the effect would be anti-dilutive. The following tables present the computations of EPS for the periods indicated:

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Loss (Numerator)	Shares (Denominator)(1)	Per Share Amount	Income (Numerator)	Shares (Denominator)(2)	Per Share Amount
	(in thousands, except per share amounts)
Net income (loss)	$(40,010)			$6,026
Preferred stock dividends	(2,066)			(2,066)

Basic EPS
Net income (loss) available to common stockholders	(42,076)	28,690	$(1.47)	3,960	28,523	$0.14
Effect of dilutive securities:
Restricted stock units	—	—	—	—	101	—
Common stock options	—	—	—	—	235	—
Convertible preferred stock	—	—	—	—	—	—
Diluted EPS
Net income (loss) available to common stockholders	$(42,076)	28,690	$(1.47)	$3,960	28,859	$0.14

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Loss (Numerator)	Shares (Denominator)(1)	Per Share Amount	Income (Numerator)	Shares (Denominator)(2)	Per Share Amount
	(in thousands, except per share amounts)
Net income (loss)	$(84,012)			$10,875
Preferred stock dividends	(6,199)			(5,510)

Basic EPS
Net income (loss) available to common stockholders	(90,211)	28,636	$(3.15)	5,365	27,300	$0.20
Effect of dilutive securities:
Restricted stock units	—	—	—	—	37	—
Common stock options	—	—	—	—	240	(0.01)
Convertible preferred stock	—	—	—	—	—	—
Diluted EPS
Net income (loss) available to common stockholders	$(90,211)	28,636	$(3.15)	$5,365	27,577	$0.19

(1)          In the calculation of diluted EPS for the three and nine months ended September 30, 2008, the 8.7 million shares of common stock resulting from an assumed conversion of the Company’s Convertible Preferred Stock is excluded because the conversion would be anti-dilutive. Additionally, for the three and nine months ended September 30, 2008, 20,361 and 53,031, respectively, equivalent shares of the Company’s restricted stock units and common stock options were excluded because the conversion would also be anti-dilutive.

(2)          In the calculation of diluted EPS for the three and nine months ended September 30, 2007, the 8.7 million shares of common stock resulting from an assumed conversion of the Company’s Convertible Preferred Stock is excluded because the conversion would be anti-dilutive.

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

The Company currently estimates that its effective tax rate for the year ending December 31, 2008 will be approximately 35%.  An income tax benefit of $45.5 million (35.1% of pre-tax loss) was reported for the nine months ended September 30, 2008. This amount includes an income tax benefit of approximately $0.4 million, recorded in the second quarter of 2008 as a result of the conclusion of a state audit where no prior benefit was taken for an uncertain tax position, which is now effectively settled without adjustment by the state tax authorities. A provision for income taxes of $6.2 million (36.3% of pre-tax income) was reported for the nine months ended September 30, 2007. The Company’s income tax provision in 2008 is primarily non-cash as the Company has NOL carryforwards available that were generated from drilling activity.  However, in light of the proposed merger with Chaparral, the Company cannot provide any assurance that the availability of its NOL carryforward and other federal income tax attributes will not be significantly limited or possibly eliminated. Currently, the Company anticipates that it will incur federal alternative minimum tax for the year ended 2008 in excess of amounts paid at September 30, 2008. The Company estimates an alternative minimum tax liability for 2008 and after application of an overpayment of approximately $229,000 related to 2007, a payment of $220,000 was made during the third quarter of 2008.  Further payments may be required but the amounts will depend upon the resolution of the pending merger with Chaparral.

The Company also accounts for income taxes under the provisions of FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, and FSP FIN 48-1, which provides that a company’s tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. FIN 48 prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. FIN 48 also requires that the amount of interest expense to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return. The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. However, the Company has accrued no interest or penalties at September 30, 2008. The Company files income tax returns in the United States and various state jurisdictions. The Company’s tax returns for 2005 and 2006 remain open for examination by the taxing authorities in the respective jurisdictions where those returns were filed. The calculation of the net operating loss carryforwards from years prior to 2005 also remain open for examination.

7.              SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. A summary of non-cash investing and financing activities is presented below:

Description	Number of Shares Issued	Fair Market Value
	(in thousands)
Nine months ended September 30, 2008:
Shares issued to satisfy restricted stock grants	86	$1,639
Shares issued to fund the Company’s matching contribution under the Company’s 401(k) plan	90	$462
Nine months ended September 30, 2007:
Shares issued to satisfy restricted stock grants	130	$2,359
Shares issued to fund the Company’s matching contribution under the Company’s 401(k) plan	27	$372

For the nine months ended September 30, 2008 and 2007, the non-cash portion of Asset Retirement Costs was $0.6 million and $1.0 million, respectively. Dividends declared but not yet paid were $2.1 million, of which $1.7 million was accrued at September 30, 2008 and 2007. A supplemental disclosure of cash flow information is presented below:

	For the Nine Months Ended September 30,
	2008	2007
	(in thousands)
Cash paid during the period for:
Interest, net of amounts capitalized	$9,678	$13,136
Current state income tax	7	5
Federal alternative minimum tax payments	220	—

8.              HEDGING AND DERIVATIVE ACTIVITIES

Due to the volatility of oil and natural gas prices, the Company periodically enters into price-risk management transactions (e.g. swaps, collars and floors) for a portion of its expected oil and natural gas production to seek to achieve a more predictable cash flow, as well as to reduce exposure from commodity price fluctuations.  While the use of these arrangements may limit the Company’s ability to benefit from increases in the price of oil and natural gas, it is also intended to reduce the Company’s potential exposure to significant price declines. As a result of changes to the Company’s forecasted 2008 production and the impact of certain divestitures, both of which have reduced expected production as compared to that expected at the time the Company entered into the derivative contracts, the Company currently has approximately 110% and 160% of its anticipated 2008 natural gas and crude oil production, respectively, covered by derivative contracts.  The Company’s arrangements, to the extent it enters into any, are intended to apply to only a portion of its expected production, and thereby provide only partial price protection against declines in oil and natural gas prices. None of these instruments were, at the time of their execution, intended to be used for trading or speculative purposes, but may be deemed as such because of the decrease in the Company’s expected 2008 production. These derivative transactions are generally placed with major financial institutions that the Company believes are financially stable; however, in light of the recent global financial crisis, there can be no assurance of the foregoing. On a quarterly basis, the Company’s management sets all of the Company’s price-risk management policies, including volumes, types of instruments and counterparties. The Board of Directors reviews the Company’s policies and trades monthly.

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

The following table reflects the realized and unrealized gains and losses included in revenue on the statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Natural gas derivative realized settlements	$(5,011)	$3,160	$(11,381)	$3,729
Crude oil derivative realized settlements	(7,195)	(515)	(19,473)	563
Natural gas derivative unrealized change in fair value	56,417	6,010	(61)	(1,262)
Crude oil derivative unrealized change in fair value	19,294	(2,516)	8,463	(6,706)
Gain (loss) on derivatives	$63,505	$6,139	$(22,452)	$(3,676)

The fair value of outstanding derivative contracts reflected on the balance sheet was as follows:

							Fair Value of Outstanding Derivative Contracts as of
Transaction Date	Transaction Type		Beginning	Ending	Price Per Unit	Volumes Per Day	September 30, 2008	December 31, 2007
							(in thousands)
Natural Gas (1):
01/07	Collar		01/01/2008	12/31/2008	$7.50-$9.00	20,000 MMBtu	$375	$1,096
01/07	Collar		01/01/2008	12/31/2008	$7.50-$9.00	10,000 MMBtu	181	619
01/07	Collar		01/01/2008	12/31/2008	$7.50-$9.02	10,000 MMBtu	179	599
09/08	Collar	(2)	10/01/2008	12/31/2008	$9.00-$7.50	10,000 MMBtu	(187)	—
04/07	Collar		01/01/2009	12/31/2009	$7.75-$10.00	10,000 MMBtu	984	125
10/07	Collar		01/01/2009	12/31/2009	$7.75-$10.08	10,000 MMBtu	1,033	187

Crude Oil (3):
12/06	Swap		01/01/2008	12/31/2008	$66.00	1,500 Bbl	(4,723)	(14,541)
10/07	Collar		01/01/2009	12/31/2009	$70.00-$93.55	300 Bbl	(1,768)	(414)
							$(3,926)	$(12,329)

(1)          The Company’s natural gas contracts were entered into on a per MMBtu delivered price basis, using the NYMEX Natural Gas Index. Mark-to-market accounting treatment is applied to these contracts and the change in fair value is reflected in total revenue.

(2)          This contract was entered into as a reverse collar with the intent of reducing the Company’s overhedge exposure on natural gas.

(3)          The Company’s crude oil contracts were entered into on a per barrel delivered price basis, using the West Texas Intermediate Light Sweet Crude Oil Index. Mark-to-market accounting treatment is applied to these contracts and the change in fair value is reflected in total revenue.

Subsequent to September 30, 2008, the Company entered into a new crude oil swap derivative for 800 Bbl per day for November and December 2008 production at $65.75 per Bbl. This contract is a reverse swap intended to offset a portion of the volumes that are currently overhedged by the crude oil swap already in place and thereby reduce the Company’s exposure to significant increases in crude oil prices.

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Assets:
Derivative instruments	$181	$—	$—	$181

Liabilities:
Derivative instruments	$(4,107)	$—	$—	$(4,107)

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative instruments classified as Level 3 in the fair value hierarchy.

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Balance as of beginning of period	$—	$(79,638)	$—	$(12,329)
Realized and unrealized gains included in earnings	1,395	86,523	2,939	36,318
Realized and unrealized gains (losses) included in other comprehensive income	—	—	—	—
Settlements	(1,214)	(10,992)	(2,758)	(28,096)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of September 30, 2008	$181	$(4,107)	$181	$(4,107)

Change in unrealized gains (losses) relating to instruments still held as of September 30, 2008	$(2,027)	$(13,024)	$(380)	$76

Gains and losses (realized and unrealized) for Level 3 recurring items are included in total revenue on the Consolidated Statements of Operations. Settlements represent cash settlements of contracts during the period, which are included in total revenue on the Consolidated Statements of Operations.

Transfers in and/or out represent existing assets or liabilities that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. There were no transfers in or out of Level 3 during the periods presented.

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

10.  DIVESTITURES

During the first nine months of 2008, the Company completed sales of certain non-core assets, which included a pipeline and approximately 120 properties in Texas, to various buyers for aggregate proceeds of approximately $19.2 million.

11.  SUBSEQUENT EVENTS

On October 23, 2008, the Company adjourned its annual meeting of stockholders and announced its plans to reconvene the meeting on December 4, 2008, when the Company’s common stockholders will vote on the adoption of the Agreement and Plan of Merger (the “Merger Agreement”) dated July 14, 2008, among the Company, Chaparral and Chaparral Exploration, LLC that provides for Chaparral to acquire the Company in an all-stock transaction and the Company’s common stock to be converted into Chaparral common stock (the “Merger”).  The transaction is expected to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986. The Merger Agreement was unanimously approved by the Company’s Board of Directors and Chaparral’s Board of Directors and stockholders. Completion of the Merger is conditioned upon, among other things, adoption of the Merger Agreement by the Company’s common stockholders and the accuracy of representations and warranties (subject to materiality exceptions) as of the date of the Merger Agreement and the closing date of the Merger, and the performance by the parties in all material respects of their covenants under the Merger Agreement. The Merger is expected to be effective December 5, 2008. The adjournment to the later date is intended to allow additional time for the Company’s common stockholders to receive and consider additional information regarding the proposed merger with Chaparral, including the following:

•                  Merger Financing - The Merger Agreement contemplates that Chaparral will enter into a new senior secured revolving credit facility.  As of October 21, 2008, the syndication efforts for the new secured credit facility were still ongoing.  As a result of recent market turmoil and related developments worldwide, companies have experienced increased difficulty in obtaining debt financing and these factors have complicated the syndication effort.  The terms of the new secured credit facility have not been finalized. Chaparral has informed the Company that it continues to work diligently on the syndication of the new secured credit facility so the financing can be available at the time of the closing of the Merger. There can be no assurance that the financing will be available at such time or that the terms of such financing will be as the parties had anticipated.

The purchase agreement setting forth the terms of Chaparral’s proposed sale of Series B preferred stock contains closing conditions that require, among other things, (i) Chaparral to consummate its secured credit facility financing in accordance with the financing commitment with an initial borrowing base of $1 billion, (ii) Chaparral’s availability under the secured credit facility to be at least $325 million as of the closing date, (iii) the applicable margins under the secured credit facility to be not more than 125 basis points above those presented in the pricing grid of the financing commitment term sheet and (iv) the Merger to have been consummated in accordance with the terms of the Merger Agreement, without any amendment, modification or waiver of such terms and conditions (other than those the purchaser of the Series B preferred stock has approved).  The failure to meet these conditions may jeopardize the closing of Chaparral’s proposed sale of Series B preferred stock, which in turn may jeopardize Chaparral’s ability to obtain the new senior revolving credit facility financing necessary for Chaparral to close the Merger. As a result of recent market turmoil and related developments, companies have had increased difficulty in obtaining debt and/or equity financing.

•                  Listing of Chaparral Common and Series A Preferred Stock - It is a condition to the consummation of the Merger (the “NYSE condition”) that (i) the Chaparral common stock and Chaparral Series A preferred stock issuable to former stockholders of the Company pursuant to the Merger Agreement, (ii) the shares of Chaparral common stock issuable to the holders of the Chaparral Series A preferred stock upon conversion thereof and (iii) the shares of Chaparral common stock issuable upon exercise of Company options be approved for listing on the New York Stock Exchange (“NYSE”), subject to official notice of issuance.  As of November 10, 2008, the NYSE condition had not been met. To meet the NYSE condition, it is expected that Chaparral  must satisfy the following listing standards: (i) minimum price of at least $4.00 per share, (ii) at least 400 U.S. stockholders of 100 shares or more, (iii) at least 1,100,000 publicly held shares outstanding in the U.S., (iv) aggregate market value of publicly held shares of at least $60 million in the U.S. and (v) pre-tax earnings from continuing operations and after minority interest, amortization and equity in the earnings or losses of investees, as adjusted, of at least $10,000,000 in the aggregate for the last three fiscal years together with a minimum of $2,000,000 in each of the two most recent fiscal years, and positive amounts in all three years. The ability of Chaparral to meet the NYSE listing standards described above that are related to the minimum $4.00 per share price and the minimum $60 million aggregate market value of publicly held shares is a function of the trading price of Edge’s common stock.  Based on the closing price of Edge common stock on November 7, 2008 of $0.69 per share, neither of these standards would be met and there can be no assurance that the NYSE condition will ever be met.

12.  RETENTION BONUS PLAN

The Company’s Board of Directors adopted a Retention Bonus Plan effective May 21, 2008. Awards under the Retention Bonus Plan are permitted under the Merger Agreement.  The Retention Bonus Plan provided for awards to each non-executive employee and additional awards to certain key non-executive employees, in each case if the employee remained employed by Edge through the earliest to occur of (1) October 1, 2008, (2) the date of the employee’s termination by Edge, provided that such termination was not a termination for cause (as defined in the employee’s severance agreement) or (3) the date of the employee’s involuntary termination with the company (as defined in the employee’s severance agreement). C.W. MacLeod and Kirsten A. Hink were not executive officers at the time of the adoption of the Retention Bonus Plan and were therefore eligible to participate in the Retention Bonus Plan.  Subject to the terms of the plan, Mr. MacLeod and Ms. Hink received retention bonus awards of $97,600 and $78,000, respectively. This plan was adopted to provide an incentive to employees to remain with the Company during the remainder of the strategic alternatives process and proposed merger with Chaparral. For the three and nine months ended September 30, 2008, the Company recorded general and administrative expense related to retention benefits of approximately $2.1 million and $2.8 million, respectively. These bonuses were paid in full on October 1, 2008.

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

David Blake, et al. v. Edge Petroleum Corporation — On September 19, 2005, David Blake and David Blake, Trustee of the David and Nita Blake 1992 Children’s Trust, filed suit against the Company in state district court in Goliad County, Texas alleging breach of contract for failure and refusal to transfer overriding royalty interests to plaintiffs in several leases in the Nita and Austin prospects in Goliad County, Texas and failure and refusal to pay monies to Blake pursuant to such overriding royalty interests for wells completed on the leases. The plaintiffs seek relief of (1) specific performance of the alleged agreement, including granting of overriding royalty interests by the Company to Blake; (2) monetary damages for failure to grant the overriding royalty interests; (3) exemplary damages for his claims of business disparagement and slander; (4) monetary damages for tortious interference; and (5) attorneys’ fees and court costs. Venue of the case was transferred to Harris County, Texas by agreement of the litigants. The Company filed a counterclaim against Plaintiff Blake and joined various related entities that are controlled by Blake, seeking lease interests in which the Company contends it had been wrongfully denied participation. The parties have moved for summary judgment on each others’ claims and counterclaims, which the trial court has denied as to both sides. In November 2007, the Company filed a separate motion for summary judgment based on the statute of frauds; the court has not ruled on this separate motion. The trial, originally scheduled to begin September 10, 2007, has been reset several times, and most recently has been reset for December 8, 2008. Extensive written discovery has occurred in the case, and the parties are engaging in fact and expert witness depositions.  In June 2008, the Blake Plaintiffs filed a Sixth Amended Petition conditionally adding claims for certain prospects that had been previously settled by means of a Compromise and Settlement Agreement (the “Settlement Agreement”), entered in settlement of prior litigation among some of the parties, but only to the extent that rescission of the prior Settlement Agreement was being sought by the Company. The Company is not seeking rescission of the prior Settlement Agreement and responded accordingly in its Fourth Amended Original Counterclaim and Claims Against Additional Parties filed on October 16, 2008. On October 17, 2008, the Blake Plaintiffs filed their Seventh Amended Petition adding a claim for breach of the Settlement Agreement. The Company has responded and will continue to respond aggressively to this lawsuit, and believes it has meritorious defenses and counterclaims.

Diana Reyes, et al. v. Edge Petroleum Operating Company, Inc., et al. - On January 8, 2008, the Company was served with a wrongful death action filed in Hidalgo County, Texas.  Plaintiffs allege negligence and gross negligence resulting from a fatality accident at the Slick State B-12 well site, on the Company’s Bloomberg Flores lease in Starr County, Texas.  The plaintiffs are the widow and minor children of Mr. Reyes, who was killed in a one-car fatality accident on August 5, 2007. Mr. Reyes was an employee of Payzone Logging, one of the Company’s vendors.   In September 2008, the defendants in this case, including the Company, reached a settlement with the plaintiffs in the amount of $175,000, all of which was paid by third party insurance.  Neither the Company nor its insurance carrier were required to contribute to the settlement pool.  Pending court approval of the settlement, this matter will be dismissed.

Lexington Insurance Company v. Edge Petroleum Exploration Company, et al. - On March 13, 2008, Lexington Insurance Company (“Lexington”) filed a declaratory judgment action in the 125th Judicial District Court of Harris County, Texas.  Lexington sought a judgment that it was not obligated to pay any claims of the Company and the Sfondrini Partnerships (as defined below) in connection with a consolidated suit that the Company and the Sfondrini Partnerships settled with all of the plaintiffs in 2007. The suit that was settled, Wade and Joyce Montet, et al., v. Edge Petroleum Corp of Texas, et al., consolidated with Rolland L. Broussard, et al., v. Edge Petroleum Corp of Texas, et al., and the settlement thereof, is described in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In general, the action was a consolidated suit by mineral/royalty owners under two wells, who claimed that the third party operator of the wells had failed to “block squeeze” the sections of one of the wells, as a prudent operator, according to their allegations, would have done, to protect the gas reservoir from being flooded with water from adjacent underground formations, and was negligent in not creating a field-wide unit to protect their interests.  Along with the Sfondrini Partnerships, the Company was a defendant in the suit as a working interest owner in the wells, owning 2.8% and 14.7%, respectively, at the time of the alleged acts or omissions.  In the case of the settlements with some, but not all, of the plaintiffs, two other insurers covered the settlement amounts in exchange for mutual releases. The Company and the Sfondrini Partnerships bore the costs of the settlements with the remaining plaintiffs in accordance with their proportionate interests.  The Sfondrini Partnerships are partnerships that are directly or indirectly controlled by John Sfondrini, one of the Company’s directors.  Vincent Andrews, also a director of the Company, owns a minority interest in the corporate general partner of one of the partnerships.

Lexington asserted that it is not obligated to pay any claims of the Company and the Sfondrini Partnerships under its commercial, general liability insurance policy as related to the lawsuit that was settled because there was no “occurrence,” under the terms of their policy, of physical injury to or destruction of tangible property and other reasons. The Company’s position was that the damages to the reservoir and attendant losses incurred by the defendants were losses covered by Lexington’s policy, for which Lexington was legally obligated to pay. By agreement of the parties, an answer was due 30 days from notice of termination of settlement discussions.

In June 2008, the Company and the Sfondrini Partnerships reached a settlement with Lexington pursuant to which Lexington would pay the Company and the Sfondrini Partnerships $75,000 (proportionate to their interests in the underlying mineral leases that were the subject of the prior action) in return for a complete release. All parties have executed the release and the case was dismissed on September 8, 2008.

Mary Jane Carol Trahan Champagne, et al. v. Edge Petroleum Exploration Company, et al. — On September 19, 2008 the Company was served with a lawsuit in state court in Vermilion Parish, Louisiana alleging breach of obligations under mineral leases in Vermilion Parish regarding the Trahan No. 1 well and the Trahan No. 3 well (MT RC SUB reservoir). Plaintiffs are seeking unspecified damages for lost revenue, lost royalties and devaluation of property interest sustained as a result of the defendants’ alleged negligent and improper drilling operations on the Trahan No. 1 well and the Trahan No. 3 well, including alleged failure to prevent underground water from flooding and destroying plaintiffs’ portion of the reservoir beneath plaintiffs’ property.  Plaintiffs also allege defendants failed to “block squeeze” sections of the Trahan No. 3 well as would a prudent operator.  This lawsuit has been removed from the state court to the federal district court for the Western District of Louisiana, Lafayette Division. The Company may have insurance for all or part of this claim. The Company has not established a reserve with respect to this claim and it is not possible to determine what, if any, its ultimate exposure might be in this matter. The Company intends to vigorously defend itself in this lawsuit.

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

FORWARD LOOKING STATEMENTS

Certain of the statements contained in all parts of this document, including, but not limited to, those relating to our drilling plans (including scheduled and budgeted wells), the effect of changes in strategy and business discipline, future tax matters, our 3-D project portfolio, changes in wells operated and reserves, future growth and expansion, future exploration, future seismic data (including timing and results), the assessment of strategic alternatives, the proposed merger with Chaparral (including the benefits, results, effect and timing thereof), expansion of operation, our ability to generate additional prospects, review of outside generated prospects and acquisitions, divestitures, additional reserves and reserve increases, our ability to replace production and manage our asset base, enhancement of visualization and interpretation strengths, expansion and improvement of capabilities, integration of new technology into operations, credit facilities, redetermination of our borrowing base, attraction of new members to the technical team, future compensation programs, new focus on core areas, new prospects and drilling locations, new alliances, future capital expenditures (or funding thereof) and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, projected rates of return, retained earnings and dividend policies, projected cash flows from operations, future commodity price environment, expectation or timing of reaching payout, the outcome, effects or timing of any legal proceedings or contingencies, the impact of any change in accounting policies on our financial statements, the number, timing or results of any wells, the plans for timing, interpretation and results of new or existing seismic surveys or seismic data, future production or reserves, future acquisition of leases, lease options or other land rights, any other statements regarding future operations, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts are forward-looking statements. These forward-looking statements reflect our current view of future events and financial performance. When used in this document, the words “budgeted,” “anticipate,” “estimate,” “expect,” “may,” “project,” “believe,” “intend,” “plan,” “potential,” “forecast,” “might,” “predict,” “should” and similar expressions are intended to be among the expressions that identify forward-looking statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Such statements involve risks and uncertainties, including, but not limited to, those set forth under “ITEM 1A. RISK FACTORS” of our 2007 Annual Report, our Quarterly Report on Form 10-Q for the period ended June 30, 2008 and this Quarterly Report on Form 10-Q, the assessment of strategic alternatives, the proposed merger with Chaparral, actions by regulatory authorities or other third parties, costs and difficulties related to integration of acquired businesses, delays, costs and difficulties related to the transactions, availability of financing in the event the proposed merger is delayed or abandoned, market conditions, the combined companies’ financial results and performance, consummation of financing, satisfaction of closing conditions, ability to repay debt and timing thereof, availability and terms of any financing, and other factors detailed in this document and our other filings with the Securities and Exchange Commission (the “SEC”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.

GENERAL OVERVIEW

Edge Petroleum Corporation (“Edge”, “we” or the “Company”) is a Houston-based independent energy company that focuses its exploration, development, production, acquisition and marketing activities in selected onshore basins of the United States. In late 1998, we began a shift in strategy from pure exploration, which focused more on prospect generation, to our current strategy which focuses on a balanced program of exploration, exploitation and development and acquisition of oil and natural gas properties. We generate revenue, income and cash flows by producing and marketing oil and natural gas produced from our oil and natural gas properties. We make significant capital expenditures in our exploration, development, and production activities that allow us to continue generating revenue, income and cash flows. We have also spent considerable efforts on acquisitions, including both corporate and asset acquisitions.

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

Industry and Economic Factors

In managing our business, we must deal with many factors inherent in our industry.  First and foremost is the fluctuation of oil and natural gas prices.  Historically, oil and natural gas markets have been cyclical and volatile, which makes future price movements difficult to predict.  While our revenue is a function of both production and prices, wide swings in commodity prices have most often had the greatest impact on our results of operations. We have little ability to predict those prices or to control them without losing some advantage of the upside potential.

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

Our business, as with other extractive businesses, is a depleting one in which each gas equivalent produced must be replaced or our asset base and capacity to generate revenue in the future will shrink.

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

The growing global economic crisis created an environment of uncertainty during the third quarter of 2008 that has continued in the fourth quarter of 2008. The price of crude oil fell from $142 per barrel at the beginning of the period to $100 per barrel at the close, and was trading in the mid-$60s range near the end of October. At the same time, reported day rates for rigs continued at high levels, which impact our drilling costs. We are unable to predict the impact on our business of a continued decline in commodity prices and the global economy. Possible negative impacts, among others, could include a decline in revenue, cash flows and liquidity.

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

We normally hedge our exposure to volatile oil and natural gas prices on a portion of our expected production to reduce price risk. As a result of changes to our forecasted 2008 production and the impact of certain asset divestitures, both of which have reduced expected production as compared to that expected at the time we entered into the derivative contracts, we currently have approximately 110% and 160% of our anticipated 2008 natural gas and crude oil production, respectively, covered by derivative contracts. This overhedged position has exposed us to greater risk of commodity price increases because at times we have not had the physical production cash inflows to offset the losses incurred on the portion of the contracts that are overhedged. During September and October 2008, we entered into two new contracts for certain fourth quarter 2008 production that are intended to offset a portion of the volumes that are currently overhedged and thereby reduce our exposure to significant increases in natural gas and crude oil prices.

Generally, our goal is to fund ongoing exploration and development projects with cash flow provided by operating activities, occasionally supplemented with external sources of capital. As a result of the strategic alternatives process that began in late 2007 (see discussion below), our Board approved an interim capital expenditure budget for 2008. We currently expect that capital expenditures for the year will be approximately $66 million. Under the terms of the Merger Agreement discussed below, we agreed to limit, subject to certain exceptions, our capital expenditures beyond that previously budgeted to capital expenditures made with Chaparral’s consent. Based on current expectations for production volumes and commodity prices, we expect to fund those capital expenditures from internally generated cash from operating activities. Any decision to expand our drilling program will depend in large part on the timing and successful completion of the proposed merger with Chaparral. Our long-term debt balance as of September 30, 2008 was $239 million and our debt-to-total capital ratio was 40.8%. In early May 2008, our Revolving Facility’s (as defined below) borrowing base and conforming borrowing base were redetermined by our banks and set at $250 million and $225 million, respectively. The interim redetermination was postponed until October 31, 2008, subject to certain terms (see Note 2 to our consolidated financial statements). We paid the Lenders a fee of approximately $0.4 million in connection with the deferral of the second quarter redetermination. On November 5, 2008, the Lenders (defined below) agreed to delay the interim redetermination from October 31, 2008 until November 15, 2008. In consideration for this deferral, the Lenders placed a restriction upon the current borrowing base such that it was effectively lowered to $240 million until the interim redetermination occurs (see Note 2 to our consolidated financial statements). Although our available borrowing capacity under the Revolving Facility was $11 million at September 30, 2008, this availability was effectively reduced to $1 million on November 5, 2008 and may be eliminated for the near future as a result of the upcoming borrowing base redetermination.

Divestitures

We regularly review our asset base for the purpose of identifying non-core assets, the disposition of which would increase capital resources available for other activities and create organizational and operational efficiencies. While we generally do not dispose of assets solely for the purpose of reducing debt, such dispositions can have the result of furthering our objective of financial flexibility through reduced debt levels. During the first nine months of 2008, we completed sales of a pipeline and certain working interests in approximately 120 properties located in Texas to various buyers for aggregate proceeds of approximately $19.2 million. The Merger Agreement (defined below) limits our ability to engage in acquisitions and dispositions of assets until the closing of the proposed merger with Chaparral, although those limitations are subject to certain exceptions agreed to by the parties and also may be waived by Chaparral.

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

At the effective time of the Merger, each share of our common stock will be converted automatically into the right to receive 0.2511 shares of common stock, par value $0.01 per share, of Chaparral (the “Common Merger Consideration”), and each share of our 5.75% Series A cumulative convertible perpetual preferred stock will be converted automatically into the right to receive one share of 5.75% Series A Cumulative Convertible Perpetual Preferred Stock, par value $0.01 per share, of Chaparral.  The Chaparral Series A preferred stock will have the same terms, rights, preferences and limitations as our preferred stock, subject to appropriate adjustments to reflect the Merger and the exchange ratio for our common stock. The initial conversion price per share of Chaparral preferred stock will be $65.95 per share of Chaparral common stock.

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

These provisions are set forth in the Merger Agreement and are more fully described in the proxy statement/prospectus filed by us and Chaparral.

On October 23, 2008, we adjourned our annual meeting of shareholders and announced our plans to reconvene the meeting on December 4, 2008, when our common stockholders will vote on the adoption of the Merger Agreement. The Merger is expected to be effective December 5, 2008. The adjournment to the later date is intended to allow additional time for Edge common stockholders to receive and consider additional information regarding the proposed merger with Chaparral, including the following:

•                  Merger Financing - The Merger Agreement contemplates that Chaparral will enter into a new senior secured revolving credit facility.  As of October 21, 2008, the syndication efforts for the new secured credit facility were still ongoing.  As a result of recent market turmoil and related developments worldwide, companies have experienced increased difficulty in obtaining debt financing and these factors have complicated the syndication effort.  The terms of the new secured credit facility have not been finalized.  Chaparral has informed us that it continues to work diligently on the syndication of the new secured credit facility so the financing can be available at the time of the closing of the Merger. There can be no assurance that the financing will be available at such time or that the terms of such financing will be as the parties had anticipated.

The purchase agreement setting forth the terms of Chaparral’s proposed sale of Series B preferred stock contains closing conditions that require, among other things, (i) Chaparral to consummate its secured credit facility financing in accordance with the financing commitment with an initial borrowing base of $1 billion, (ii) Chaparral’s availability under the secured credit facility to be at least $325 million as of the closing date, (iii) the applicable margins under the secured credit facility to be not more than 125 basis points above those presented in the pricing grid of the financing commitment term sheet and (iv) the Merger to have been consummated in accordance with the terms of the Merger Agreement, without any amendment, modification or waiver of such terms and conditions (other than those the purchaser of the Series B preferred stock has approved). The failure to meet these conditions may jeopardize the closing of Chaparral’s proposed sale of Series B preferred stock, which in turn may jeopardize Chaparral’s ability to obtain the new senior revolving credit facility financing necessary for Chaparral to close the Merger. As a result of recent market turmoil and related developments, companies have had increased difficulty in obtaining debt and/or equity financing.

•                  Listing of Chaparral Common and Series A Preferred Stock - It is a condition to the consummation of the Merger (the “NYSE condition”) that (i) the Chaparral common stock and Chaparral Series A preferred stock issuable to former Edge stockholders pursuant to the Merger Agreement, (ii) the shares of Chaparral common stock issuable to the holders of the Chaparral Series A preferred stock upon conversion thereof and (iii) the shares of Chaparral common stock issuable upon exercise of Edge options be approved for listing on the New York Stock Exchange (“NYSE”), subject to official notice of issuance.   As of November 10, 2008, the NYSE condition had not been met. To meet the NYSE condition, it is expected that Chaparral  must satisfy the following listing standards: (i) minimum price of at least $4.00 per share, (ii) at least 400 U.S. stockholders of 100 shares or more, (iii) at least 1,100,000 publicly held shares outstanding in the U.S., (iv) aggregate market value of publicly held shares of at least $60 million in the U.S. and (v) pre-tax earnings from continuing operations and after minority interest, amortization and equity in the earnings or losses of investees, as adjusted, of at least $10,000,000 in the aggregate for the last three fiscal years together with a minimum of $2,000,000 in each of the two most recent fiscal years, and positive amounts in all three years. The ability of Chaparral to meet the NYSE listing standards described above that are related to the minimum $4.00 per share price and the minimum $60 million aggregate market value of publicly held shares is a function of the trading price of Edge’s common stock.  Based on the closing price of Edge common stock on November 7, 2008 of $0.69 per share, neither of these standards would be met and there can be no assurance that the NYSE condition will ever be met.

Although we are working toward the completion of the proposed merger with Chaparral, there is no assurance that the Merger will be completed in the fourth quarter of 2008 or at all. If the proposed merger with Chaparral is not completed, our current forecast for 2009 projects sufficient funds through the upcoming fiscal year to meet our operational requirements, fund a limited capital program and reduce outstanding debt. In the event a borrowing base redetermination results in the reduction of our borrowing base, further availability to borrow under our Revolving Facility would be limited or possibly eliminated for the near future (see Note 2 to our consolidated financial statements). Additionally, if a reduced borrowing base requires significant debt repayments, we may be required to curtail our capital program further or sell assets to meet our obligations. In addition, it may be difficult for us to consummate any debt or equity financing in the near future to meet such obligations, particularly due to our recent financial performance, the recent worldwide financial and credit crisis and the decline of our stock prices. There can be no assurance that our efforts will be successful.

Outlook

•                  During the remainder of 2008, we expect to spend considerable effort to complete the proposed merger with Chaparral. In connection with the strategic alternatives process, our Board of Directors adopted a Retention Bonus Plan on May 21, 2008, which was intended to retain key employees as we moved through the process and help secure their assistance with the proposed merger with Chaparral. The approximate $2.8 million payout under the Retention Bonus Plan occurred October 1, 2008. We understand that the risk of loss of key personnel is a risk we face in the near future, see “Item 1A. - Risk Factors — The loss of key personnel could adversely affect us.”

•                  Given the backdrop of the strategic alternatives process that began in late 2007, we have been operating under an interim capital spending budget during 2008. This interim program calls for the drilling of 27 to 30 wells (10.4 to 10.7, net) during 2008, primarily in south Texas and, to a lesser extent, in southeast New Mexico, and complemented by selected expenditures for land and seismic. During the first nine months of 2008, we logged 20 wells, 19 of which were apparent successes. We currently expect that capital expenditures for the year will be approximately $66 million and any increase to that amount for the remainder of the year will be somewhat dependent upon the timing and successful completion of the proposed merger with Chaparral.

•                  We completed several non-core asset divestitures during the first nine months of 2008, but we do not expect to sell any further properties as we work toward the proposed merger with Chaparral and the upcoming borrowing base redetermination.

•                  We recorded a $129.5 million ($84.2 million, net of tax) non-cash impairment relating to our oil and natural gas properties during the third quarter of 2008 resulting from our full-cost ceiling test. A combination of lower natural gas and crude oil prices and negative revisions to our reserve quantities led to the impairment.  Should prices continue to decline in the fourth quarter, the potential for an additional impairment at December 31, 2008 exists if the proposed merger with Chaparral is not completed and we are operating on a standalone basis (see sensitivity analysis in “Critical Accounting Estimates” below). The impairment will reduce our oil and natural gas property depletion base in future periods and thereby decrease our quarterly depletion rate.

•                  We apply mark-to-market accounting treatment to our outstanding derivative contracts, rather than cash flow hedge accounting treatment, and therefore significant volatility from the changes in fair value of those outstanding contracts has impacted our earnings in 2008 (see Note 8 to our consolidated financial statements). See “Approach to the Business” above for information regarding our current derivatives position in light of recent changes in expected production and dispositions. As a result of the decline in commodity prices in the third quarter of 2008, we recorded a net non-cash unrealized gain associated with our derivative contracts of approximately $75.7 million in the third quarter of 2008 that resulted in a year-to-date unrealized gain of $8.4 million. We have also entered into contracts for both natural gas and crude oil for the remainder of 2008 intended to partially offset our overhedge positions (see Note 8 to our consolidated financial statements). As we move through the remainder of 2008, we will continue to be impacted by commodity price volatility.

Our outlook and the expected results described above are both subject to change based upon factors that include, but are not limited to, drilling results, commodity prices, the results of our strategic alternatives process and proposed merger with Chaparral, access to capital and factors referred to in “Forward Looking Statements.”

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, contingent assets and liabilities and the related disclosures in the accompanying financial statements. Changes in these estimates and assumptions could materially affect our financial position, results of operations or cash flows. Management considers an accounting estimate to be critical if:

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

 “Ceiling” Test - The full-cost method of accounting for oil and natural gas properties requires a quarterly calculation of a limitation on capitalized costs, often referred to as a full-cost ceiling test. The ceiling is the discounted present value of our estimated total proved reserves (using a 10% discount rate) adjusted for taxes and the impact of cash flow hedges on pricing, if cash flow hedge accounting is applied. The ceiling test calculation dictates that prices and costs in effect as of the last day of the period are to be used in calculating the discounted present value of our estimated total proved reserves.  However, if prices increase subsequent to the balance sheet date, but before the filing date, SEC guidelines allow a company to use the subsequent date’s higher prices in calculating the full-cost ceiling. We made this election for the third and fourth quarters of 2007. To the extent that our capitalized costs (net of accumulated depletion and deferred taxes) exceed the ceiling, the excess must be written off to expense. Once incurred, this impairment of oil and natural gas properties is not reversible at a later date even if oil and natural gas prices increase. A ceiling test impairment could result in a significant loss for a reporting period; however, future depletion expense would be correspondingly reduced.  Our estimated proved reserves volumes have decreased during the period from year-end 2007 to September 30, 2008, and the average oil, NGL and natural gas prices at the balance sheet date as of September 30, 2008 were $100.64 per barrel, $60.38 per barrel and $7.12 per MMBtu, respectively. As a result, we recorded a ceiling test impairment for the three months ended September 30, 2008 of $129.5 million ($84.2 million, net of tax). This impairment will significantly affect the comparability of results between the 2008 and 2007 periods.

Effect if Different Assumptions Used: Units-of-production method to amortize our oil and natural gas properties - A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the quarter by approximately 10%.

“Ceiling” limitation test - Factors that contribute to a ceiling test impairment include the price used to calculate the reserve limitation threshold and reserve quantities. A reduction in prices at a measurement date could trigger a full-cost ceiling impairment. We recorded an impairment of $84.2 million, net of tax, at September 30, 2008. A 10% increase or decrease in prices would have decreased or increased our impairment by approximately 85%, net of tax, respectively. Therefore, should prices continue to decline in the fourth quarter of 2008,  the potential for an additional impairment at December 31, 2008 exists if the proposed merger with Chaparral is not completed and we are operating on a standalone basis. Although our hedging program is intended to mitigate the economic impact of any significant price decline, it did not impact our ceiling test at September 30, 2008 because we do not apply cash flow hedge accounting to our derivative contracts. Had we applied cash flow hedge accounting to our outstanding derivative contracts, there would have been a minimal impact due to the level of prices at the measurement date falling within the collars. A 10% increase or decrease in reserve volume would have decreased or increased the impairment calculated at September 30, 2008 by approximately 60%.

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

Assumptions/Approach Used:  Since there are so many variables in estimating AROs, we attempt to limit the impact of management’s judgment on certain of these variables by using input of qualified third parties. We engage independent engineering firms to evaluate our properties annually. We use the remaining estimated useful life from the period-end reserve reports prepared by our independent reserve engineers in estimating when abandonment could be expected for each property. We utilize a three-year average rate for inflation to diminish any significant volatility that may be present in the short term. We have developed a standard cost estimate based on historical costs, industry quotes and depth of wells. This cost estimate is reviewed annually to determine whether it is a reasonable estimate in the current environment. Unless we expect a well’s plugging to be significantly different than a normal abandonment, we use this estimate.

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

Effect if Different Assumptions Used: At September 30, 2008, a 10% change in the commodity price per unit would cause the fair value total of our derivative financial instruments to increase or decrease by approximately $0.9 million. Had we applied cash flow hedge accounting treatment to all of our derivative contracts outstanding at September 30, 2008, our net loss to common stockholders for the nine months would have been approximately $95.8 million, or $3.34 per basic and diluted loss per share, assuming that all hedges were fully effective.

Results of Operations

This section includes discussion of our results of operations for the three and nine months ended September 30, 2008 as compared to the same period of the prior year.  We are an independent oil and natural gas company engaged in the exploration, development, acquisition and production of crude oil and natural gas properties in the United States.  Our resources and assets are managed and our results reported as one operating segment. We conduct our operations primarily along the onshore United States Gulf Coast, with our primary emphasis in Texas, Mississippi, New Mexico and Louisiana.

Third Quarter 2008 Compared to the Third Quarter 2007

Revenue and Production

Total revenue increased 121% from the third quarter of 2007 to the comparable 2008 period, primarily as a result of our derivative gains. Excluding the effects of derivative activity, revenue increased 3% from the third quarter of 2007 to the comparable 2008 period.  For the three months ended September 30, 2008 and 2007, our product mix contributed the following percentages of revenue and production volumes:

	REVENUE (1)		REVENUE (2)		PRODUCTION VOLUMES (MCFE)
	Three Months Ended September 30,
	2008	2007	2008	2007	2008	2007
Natural gas	73%	72%	61%	61%	70%	70%
Natural gas liquids	8%	15%	20%	17%	20%	18%
Crude oil and condensate	19%	13%	19%	22%	10%	12%

Total	100%	100%	100%	100%	100%	100%

(1) Includes effect of derivative transactions

(2) Excludes effect of derivative transactions

The following table summarizes volume and price information with respect to our oil and natural gas production:

			2008 Period Compared to 2007 Period
	Three Months Ended September 30,		Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(in thousands, except prices and percentages)
Production Volumes:
Natural gas (MMcf)	2,789	4,365	(1,576)	(36)%
Natural gas liquids (MBbls)	132	187	(55)	(29)%
Crude oil and condensate (MBbls)	68	124	(56)	(45)%
Natural gas equivalent (MMcfe)	3,989	6,228	(2,239)	(36)%
Average Sales Price(1):
Natural gas ($ per Mcf)(2)	$9.45	$5.83	$3.62	62%
Natural gas liquids ($ per Bbl)	64.53	38.93	25.60	66%
Crude oil and condensate ($ per Bbl)(2)	122.05	75.74	46.31	61%
Natural gas equivalent ($ per Mcfe)(2)	10.82	6.75	4.07	60%
Natural gas equivalent ($ per Mcfe)(3)	26.73	7.74	18.99	*
Operating Revenue:
Natural gas (2)	$26,375	$25,414	$961	4%
Natural gas liquids	8,516	7,273	1,243	17%
Crude oil and condensate (2)	8,245	9,358	(1,113)	(12)%
Gain on derivatives	63,505	6,139	57,366	*
Total revenue	$106,641	$48,184	$58,457	121%

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

Production – For the three months ended September 2008, production volumes for all commodities decreased as compared to the same prior year period. The decrease in production was primarily the result of normal production declines, asset sales completed during the first nine months of 2008 and decreased re-investment in replacing production as compared to historical levels. To a lesser extent, Hurricane Ike during September caused some wells to be shut-in for a short period resulting in additional production declines.

Natural gas revenue - For the three months ended September 30, 2008, natural gas revenue, excluding derivative activity, increased 4% over the same period in 2007 due primarily to 62% higher average realized prices. The increase in the average pre-derivative price received resulted in increased revenue of approximately $10.1 million (based on current period production). This increase was partially offset by declines in production volumes compared to the prior year period (see above) resulting in a decrease in revenue of approximately $9.2 million (based on 2007 comparable period pre-derivative prices). See below for a discussion of the impact of natural gas derivatives on prices and revenue.

Natural gas liquids (“NGL”) revenue - For the three months ended September 30, 2008, NGL revenue increased 17% over the same period in 2007 due to increases in prices realized, partially offset by lower production volumes (see above). The price increase resulted in an increase in revenue of approximately $3.3 million (based on current period production). We do not hedge our NGL production.  The decrease in NGL production decreased revenue by approximately $2.1 million (based on 2007 comparable period average prices).

Crude oil and condensate revenue - For the three months ended September 30, 2008, oil and condensate sales revenue, excluding derivative activity, decreased 12% from the comparable period in 2007, due to the 45% decrease in production volumes (see above), partially offset by the 61% increase in prices realized. The decrease in oil and condensate production resulted in a decrease in revenue of approximately $4.2 million (based on 2007 comparable period pre-derivative prices). The increased average realized price for oil and condensate for the three months ended September 30, 2008 resulted in an increase in revenue of approximately $3.1 million (based on current period production). See below for a discussion of the impact of crude oil derivatives on prices and revenue.

Derivatives –The volume and price contract terms of our derivative contracts vary from period to period and therefore interact differently with the changing pricing environment, which makes the comparability of the results for each period difficult. In both periods, we applied mark-to-market accounting treatment to our derivative contracts; therefore the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in revenue and will continue to affect revenue until the contracts expire. Since these gains/losses are not a function of the operating performance of our oil and natural gas assets, excluding their impact from the above discussions helps isolate the operating performance of those assets. The following table summarizes the various components of the total gain on derivatives and the impact each component had on our realized prices:

	Three Months Ended September 30,
	2008		2007
	$	$ per unit (1)	$	$ per unit(1)
	(in thousands, except per unit prices)

Natural gas derivative contract settlements (Mcf)	$(5,011)	$(1.79)	$3,160	$0.72

Crude oil derivative contract settlements (Bbl)	(7,195)	(106.50)	(515)	(4.17)

Natural gas derivative unrealized change in fair value (Mcf)	56,417	20.20	6,010	1.38

Crude oil derivative unrealized change in fair value (Bbl)	19,294	285.61	(2,516)	(20.36)

Gain on derivatives (Mcfe)	$63,505	$15.91	$6,139	$0.99

(1) Prices per unit are calculated based on whole numbers, not rounded numbers.

Should crude oil or natural gas prices increase or decrease from the current levels, it could materially impact our revenue. Our physical sales of these commodities are vulnerable to the volatility of market price movements.  Therefore, we enter into contracts covering our anticipated production to ensure certain cash flows that we expect will allow us to plan our business activities. In a high price environment, hedged positions could result in lost opportunities if there is a cap in place, thus lowering our effective realized prices on hedged production, but in an environment of falling prices, these transactions offer some pricing protection for hedged production. Although our overall 2008 derivative position exceeds our total 2008 expected production, we have entered into contracts for certain fourth quarter 2008 production (see Note 8 to our consolidated financial statements) to reduce the overhedge exposure to high prices that may result in cash losses that exceed the offsetting cash inflows from production revenue, see “Approach to the Business” above.

Costs and Operating Expenses

The table below details our expenses:

			2008 Period Compared to 2007 Period
	Three Months Ended September 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(in thousands, except percentages)
Oil and natural gas operating expenses	$4,039	$4,525	$(486)	(11)%
Severance and ad valorem taxes	2,654	3,755	(1,101)	(29)%
Depletion, depreciation, amortization and accretion:
Oil and gas property and equipment	21,601	23,593	(1,992)	(8)%
Other assets	181	151	30	20%
ARO accretion	92	71	21	30%
Impairment of oil and natural gas properties	129,520	—	129,520	*
General and administrative expenses	6,380	4,269	2,111	49%
Total operating expenses	$164,467	$36,364	$128,103	*

Other expense, net	$2,898	$2,334	$564	24%
Income tax expense (benefit)	(20,714)	3,460	(24,174)	*
Preferred stock dividends	2,066	2,066	—	*

* Not meaningful

Oil and natural gas operating expenses - For the three months ended September 30, 2008, operating expenses decreased as compared to 2007 due to certain non-core properties being divested in the first nine months of 2008. Average oil and natural gas operating expenses were $1.01 per Mcfe and $0.73 per Mcfe for the three months ended September 30, 2008 and 2007, respectively. This increase in cost per Mcfe partially resulted from the decrease in production volumes discussed previously.

Severance and ad valorem taxes – In total, severance and ad valorem taxes decreased from the third quarter of 2007 to 2008. Severance tax expense for the three months ended September 30, 2008 was 3% higher than the prior year period primarily as a result of higher revenue. Our severance tax expense is levied on our revenue excluding derivative activity. For the three months ended September 30, 2008 and 2007, severance tax expense was approximately 5.8% of revenue subject to severance taxes. Offsetting the higher severance tax was lower ad valorem tax expense. For the third quarter of 2008, ad valorem tax expense was significantly lower than the prior year period due to reduced valuations in 2008 which are based on reserves. In addition, we overestimated the cost of the newly acquired properties in 2007 leading to higher expense in 2007 as compared to 2008. On an equivalent basis, severance and ad valorem taxes averaged $0.67 per Mcfe and $0.61 per Mcfe for the three months ended September 30, 2008 and 2007, respectively.

Depletion, depreciation, and amortization (“DD&A”) and accretion - Full-cost depletion on our oil and natural gas properties has decreased as a result of 36% lower production volumes, partially offset by an increase in our depletion rate. Our depletion rate for the three months ended September 30, 2008 increased 12% since year-end 2007 to $5.41 per Mcfe, and 43% from $3.79 per Mcfe in the third quarter of 2007. The depletion rate has increased over the past year due to negative revisions to our proved reserves at year-end 2007 and third quarter 2008. Depreciation of other assets for the third quarter of 2008 increased as a result of our office expansion that occurred during 2007. Accretion expense associated with our ARO for the three months ended September 30, 2008 increased due to revisions made in the ARO balances during the fourth quarter of 2007 and additions of properties throughout 2007 and 2008, partially offset by 10 properties plugged and over 120 properties retired from our ARO as a result of the sales completed during the first half of 2008.

Impairment of oil and natural gas properties - At September 30, 2008 we recorded a non-cash full-cost ceiling test impairment of oil and natural gas properties in the amount of $129.5 million ($84.2 million net of tax), as discussed in Note 1 to the consolidated financial statements. The write-down was the result of declines in commodity prices and negative revisions in our proved reserve quantities at year-end 2007 and during 2008.

General and administrative (“G&A”) expenses – G&A expense in total increased 49% between the three months ended September 30, 2008 and 2007. The major reasons for the cost increase were costs related to the Retention Bonus Plan and the pending proposed merger with Chaparral.  On May 21, 2008, our Board of Directors adopted a Retention Bonus Plan to retain employees through the strategic alternatives process, including the completion of the proposed merger with Chaparral (see Note 12 to our consolidated financial statements). The Retention Bonus Plan added approximately $2.1 million of cost to third quarter 2008 G&A expense that was not included in 2007. In connection with the strategic alternatives process and pending proposed merger with Chaparral, we spent $1.8 million during the third quarter of 2008. These costs include legal expenses, auditor costs, costs of outside consultants and travel and meals costs. Offsetting these increases in 2008 costs were decreases in compensation for our Board of Directors, legal fees unrelated to the strategic alternatives process, non-cash share-based compensation and salaries expense. Capitalized G&A costs for third quarter 2008 were 19% higher than the third quarter of 2007. G&A expense on a unit-of-production basis increased for the three months ended September 30, 2008, due to both the higher costs previously mentioned and the decline in production volumes, to $1.60 per Mcfe from $0.69 per Mcfe for the comparable 2007 period. G&A expense, excluding non-cash share-based compensation costs and bad debt expense, for the three months ended September 30, 2008 also increased as a result of both the higher costs previously mentioned and lower production volumes, averaging $1.45 per Mcfe as compared to $0.56 per Mcfe in the same period in 2007.

Other expense, net - During the three months ended September 30, 2008, our other income and expense increased primarily due to a decrease in capitalized interest. For the third quarter of 2008, we capitalized much less interest due to a 62% lower unproved property base (as compared to the third quarter of 2007) on which we calculate interest expense subject to capitalization.

	Three Months Ended September 30,
	2008	2007
	(in thousands)
Gross interest expense	$3,470	$4,404
Less: capitalized interest	(655)	(2,203)
Interest expense, net	$2,815	$2,201

Weighted average debt	$239,913	$235,489

We also recorded less interest income in 2008 as compared to 2007 due to lower interest rates. We recorded amortization of deferred loan costs related to our Revolving Facility during the three months ended September 30, 2008 and 2007. These costs were comparable in both periods. Lastly, we recorded a gain on the settlement of asset retirement obligations associated with properties sold during the third quarter 2008 as compared to none in the comparable 2007 period.

Income tax expense (benefit) - An income tax benefit was recorded during the three months ended September 30, 2008 because we generated a pre-tax net loss primarily as a result of the impairment of oil and natural gas properties. This compares to income tax expense that was recorded on pre-tax net income in the third quarter of 2007. There has not been a substantial change to our effective income tax rate since the third quarter of 2007. We are subject to state and federal income taxes and we expect, as a result of taxable gains on property divestitures, to pay alternative minimum tax in 2008.

Preferred stock dividends – Our Board of Directors declared quarterly dividends on our 5.75% Series A cumulative convertible perpetual preferred stock in December 2007, and March, June, and September 2008. Dividend expense for the three months ended September 30, 2008 and 2007 was approximately the same.

Earnings (loss) per share – We reported a net loss for the quarter ended September 30, 2008 primarily as a result of the impairment of oil and natural gas properties. This compares to net income in the same quarter of 2007. Basic weighted average shares outstanding for the three months ended September 30, 2008 were comparable to the same period in 2007. At September 30, 2008, we excluded the effect of restricted stock units and common stock options in the calculation of diluted earnings per share. Additionally, we excluded approximately 8.7 million shares of if-converted common stock attributable to our 5.75% Series A cumulative convertible perpetual preferred stock which, when converted, have an anti-dilutive effect and, therefore, are not included in the calculation of diluted earnings per share for the three months ended September 30, 2008 and 2007.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Revenue and Production

Total revenue decreased 7% from the first nine months of 2007 to the comparable 2008 period due to our derivative losses.  Excluding the effects of derivative activity, revenue increased 8% from the first nine months of 2007 to the comparable 2008 period.  Our product mix contributed the following percentages of revenue and production volumes:

	REVENUE (1)		REVENUE (2)		PRODUCTION VOLUMES (MCFE)
	Nine months ended September 30,
	2008	2007	2008	2007	2008	2007
Natural gas	66%	74%	63%	70%	70%	74%
Natural gas liquids	21%	12%	18%	12%	20%	14%
Crude oil and condensate	13%	14%	19%	18%	10%	12%

Total	100%	100%	100%	100%	100%	100%

(1) Includes effect of derivative transactions

(2) Excludes effect of derivative transactions

The following table summarizes volume and price information with respect to our oil and natural gas production for the nine months ended September 30, 2008 and 2007:

			2008 Period Compared to 2007 Period
	Nine Months Ended			%
	September 30,		Increase	Increase
	2008	2007	(Decrease)	(Decrease)
	(in thousands, except prices and percentages )
Production Volumes:
Natural gas (MMcf)	9,604	13,623	(4,019)	(30)%
Natural gas liquids (MBbls)	449	433	16	4%
Crude oil and condensate (MBbls)	230	350	(120)	(34)%
Natural gas equivalent (MMcfe)	13,678	18,319	(4,641)	(25)%
Average Sales Price(1):
Natural gas ($ per Mcf)(2)	$9.17	$6.65	$2.52	38%
Natural gas liquids ($ per Bbl)	55.35	35.38	19.97	56%
Crude oil and condensate ($ per Bbl)(2)	114.41	65.28	49.13	75%
Natural gas equivalent ($ per Mcfe)(2)	10.18	7.02	3.16	45%
Natural gas equivalent ($ per Mcfe)(3)	8.54	6.82	1.72	25%
Operating Revenue:
Natural gas (2)	$88,069	$90,492	$(2,423)	(3)%
Natural gas liquids	24,861	15,314	9,547	62%
Crude oil and condensate (2)	26,282	22,839	3,443	15%
Loss on derivatives	(22,452)	(3,676)	(18,776)	*
Total revenue	$116,760	$124,969	$(8,209)	(7)%

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

Production – For the nine months ended September 2008, natural gas and crude oil production volumes decreased as compared to the same prior year period. The decrease in production was primarily the result of normal production declines, asset sales completed during the first nine months of 2008 and decreased re-investment in replacing production as compared to historical levels. Production volumes for NGLs increased for the nine months ended September 30, 2008 compared to the same prior year period due to increases in processing at our Flores/Bloomberg field and other properties acquired in early 2007 as well as a new processing agreement on certain non-operated production in Jim Hogg county, Texas, which began in June 2007. To a lesser extent, Hurricane Ike during September caused some wells to be shut-in for a short period resulting in additional production declines for all commodities.

Natural gas revenue - For the first nine months of 2008, natural gas revenue, excluding derivative activity, decreased due to lower production volumes (see above), partially offset by higher realized prices. The decrease in production volumes compared to the prior year period resulted in decreased revenue of approximately $26.7 million (based on 2007 comparable period pre-derivative prices). The increase in average price received resulted in increased revenue of approximately $24.3 million (based on current period production). See below for a discussion of the impact of natural gas derivatives on prices and revenue.

NGL revenue - For the nine months ended September 30, 2008, NGL sales revenue increased 62% over the same period in 2007 as a result of both higher production volumes (see above) and average realized prices. We do not hedge our NGL production. Higher average realized NGL prices for the nine months ended September 30, 2008 resulted in increased revenue of approximately $9.0 million (based on current period production). Increased

NGL production volumes led to increased revenue of approximately $0.5 million (based on 2007 comparable period prices).

Crude oil and condensate revenue - For the nine months ended September 30, 2008, oil and condensate sales revenue, excluding derivative activity, increased as compared to the same period in 2007, due to higher average realized prices partially offset by lower production (see above). Higher average realized prices resulted in increased revenue of approximately $11.3 million (based on current period production).  The decrease in oil and condensate production resulted in a decrease in revenue of approximately $7.9 million (based on 2007 comparable period pre-derivative prices). See below for a discussion of the impact of crude oil derivatives on prices and revenue.

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

	Nine Months Ended September 30,
	2008		2007
	$	$ per unit (1)	$	$ per unit(1)
	(in thousands, except per unit prices)
Natural gas contract settlements (Mcf)	$(11,381)	$(1.18)	$3,729	$0.27
Crude oil contract settlements (Bbl)	(19,473)	(84.77)	563	1.61
Natural gas derivative reversal of prior period unrealized change in fair value (Mcf)	(2,626)	(0.27)	(4,686)	(0.34)
Natural gas derivative unrealized change in fair value (Mcf)	2,565	0.26	3,424	0.25
Crude oil derivative reversal of prior period unrealized change in fair value (Bbl)	14,954	65.10	(501)	(1.43)
Crude oil derivative unrealized change in fair value (Bbl)	(6,491)	(28.25)	(6,205)	(17.74)
Loss on derivatives (Mcfe)	$(22,452)	$(1.64)	$(3,676)	$(0.20)

(1) Prices per unit are calculated based on whole numbers, not rounded numbers.

Should crude oil or natural gas prices increase or decrease from the current levels, it could materially impact our revenue. Our physical sales of these commodities are vulnerable to the volatility of market price movements.  Therefore, we enter into contracts covering our anticipated production to ensure certain cash flows that we expect will allow us to plan our business activities. In a high price environment, hedged positions could result in lost opportunities if there is a cap in place, thus lowering our effective realized prices on hedged production, but in an environment of falling prices, these transactions offer some pricing protection for hedged production. Although our overall 2008 derivative position exceeds our total 2008 expected production, we have entered into contracts for certain fourth quarter 2008 production (see Note 8 to our consolidated financial statements) to reduce the overhedge exposure to high prices that may result in cash losses that exceed the offsetting cash inflows from production revenue, see “Approach to the Business” above.

Costs and Operating Expenses

The table below details our expenses:

			2008 Period Compared to 2007 Period
	Nine Months Ended		$	%
	September 30,		Increase	Increase
	2008	2007	(Decrease)	(Decrease)
	(in thousands, except percentages)
Oil and natural gas operating expenses	$12,452	$11,953	$499	4%
Severance and ad valorem taxes	8,136	9,951	(1,815)	(18)%
Depletion, depreciation, amortization and accretion:
Oil and gas property and equipment	69,926	62,817	7,109	11%
Other assets	558	398	160	40%
ARO accretion	283	206	77	37%
Impairment of oil and natural gas properties	129,520	—	129,520	*
General and administrative expenses	15,592	14,199	1,393	10%
Total operating expenses	$236,467	$99,524	$136,943	*

Other expense, net	$9,783	$8,341	$1,442	17%
Income tax expense (benefit)	(45,478)	6,229	(51,707)	*
Preferred stock dividends	6,199	5,510	689	13%

*Not meaningful.

Oil and natural gas operating expenses - For the nine months ended September 30, 2008, operating expenses increased as compared to the same period of 2007 due to increased expensed workovers and higher costs for compressor rent, gas processing, and salt-water disposal during the first half of 2008, as well as overall cost inflation in our industry. These increases were partially offset by decreases caused by the sale of certain non-core assets during the first nine months of 2008. This along with the decline in production lead to an increase in our average oil and natural gas operating expenses, which were $0.91 per Mcfe for the nine months ended September 30, 2008 as compared to $0.65 per Mcfe in the same period of 2007.

Severance and ad valorem taxes - For the nine months ended September 30, 2008, severance and ad valorem taxes decreased from the first nine months of 2007.  Severance tax expense for the nine months ended September 30, 2008 was 26% higher than the prior year period due to higher revenue and slightly higher realized rates.  Our severance tax expense is levied on our oil and natural gas revenue from physical production (i.e. excluding derivative activity). For the nine months ended September 30, 2008, severance tax expense was approximately 5.8% of revenue subject to severance taxes compared to 5.0% of revenue subject to severance taxes for the first nine months of 2007. We recorded severance tax abatements related to prior year periods during early 2007, which effectively lowered the 2007 expense. In addition, the higher rate in 2008 is primarily due to our new production in New Mexico, including the Prairie Fire #1 well, which carries a higher rate than Texas production. Ad valorem tax expense for the first nine months of 2008 was 97% lower than the prior year because we reduced our estimates in 2008 as a result of the actual 2007 costs coming in lower than originally anticipated in 2007 accrual estimates. In addition, the 2008 ad valorem tax valuations, which are based on reserves, were lower in 2008 than in the prior year which resulted in lower costs for 2008. On an equivalent basis, severance and ad valorem taxes averaged $0.59 per Mcfe and $0.54 per Mcfe for the nine months ended September 30, 2008 and 2007, respectively.

DD&A and accretion - Depletion on our oil and natural gas properties increased for the first nine months of 2008 compared to the same period of 2007 due to an increase in our unit-of-production depletion rate partially offset by declines in production, which are discussed under “Revenue and Production” above. The depletion rate increased from $3.79 per Mcfe at September 30, 2007 to $5.41 per Mcfe at September 30, 2008, primarily as a result of negative revisions to our proved reserves at year-end 2007 and during 2008. The average depletion rate for the nine months ended September 30, 2008 and 2007 was $5.11 per Mcfe and $3.43 per Mcfe, respectively. Depreciation of furniture and fixtures increased compared to the prior year first nine months due to our office expansion that occurred in late 2007 and additional computer equipment associated with an increased number of employees. Accretion expense associated with our asset retirement obligations for the nine months ended September 30, 2008 increased due to revisions made in the ARO balances during the fourth quarter of 2007 and additions of properties throughout 2007 and 2008, partially offset by over 120 properties retired from our ARO as a result of the sales completed and plugging of 10 wells during the first nine months of 2008.

Impairment of oil and natural gas properties - At September 30, 2008 we recorded a non-cash full-cost ceiling test impairment of oil and natural gas properties in the amount of $129.5 million ($84.2 million, net of tax), as discussed in Note 1 to the consolidated financial statements. The write-down was the result of declines in commodity prices and negative revisions in our proved reserve quantities at year-end 2007 and during 2008. No such impairment was reported in the first and second quarters 2008 or the first nine months of 2007.

G&A expense - G&A expense increased for the first nine months of 2008 as compared to the same 2007 period, primarily due to costs associated with the proposed merger with Chaparral and the retention bonus program adopted during the second quarter of 2008 (see Note 12 to our consolidated financial statements). We incurred costs of approximately $2.1 million related to the strategic alternatives process and pending proposed merger with Chaparral and approximately $2.8 million of retention bonuses. In addition, within total G&A expense, there were increases in health insurance and rent expense, and offsetting all of these increases were decreases in professional fees such as audit and legal unrelated to the strategic alternatives process, non-cash share-based compensation, salaries, contract labor, Board of Director compensation and bad debt expense. G&A expense is typically reduced by overhead reimbursements and capitalized G&A. Overhead reimbursements increased in 2008 which lowered G&A expense more than in 2007. Capitalized G&A costs for the first nine months of 2008 were slightly higher at $3.6 million as compared to $3.5 million for the comparable prior year period. G&A expense on a unit-of-production basis for the nine months ended September 30, 2008 increased to $1.14 per Mcfe as compared to $0.78 per Mcfe for the comparable 2007 period, as a result of both increased costs and lower production volumes. G&A, excluding non-cash share-based compensation costs and bad debt expense, for the nine months ended September 30, 2008, averaged $0.99 per Mcfe as compared to $0.62 per Mcfe for the comparable 2007 period.

Other expense, net - During the nine months ended September 30, 2008, other income and expense in total increased primarily due to a decrease in the amount of interest expense we capitalized. For the first nine months of 2008, approximately 18% of our gross interest expense was capitalized, as compared to approximately 42% in the same 2007 period. We calculate the amount of interest we can capitalize based on the comparison of our unproved property costs and our weighted average debt balance. Gross interest expense in 2007 was higher than 2008 due to commitment fees of $1.3 million paid to our lender related to an unused bridge loan facility. Although average debt balances outstanding in 2008 were higher, the interest rates were lower, thus resulting in lower gross interest expense (excluding the commitment fee) between periods.

	For the Nine Months Ended September 30,
	2008	2007
	(in thousands)
Gross interest expense	$11,368	$13,661
Less: capitalized interest	(2,045)	(5,770)
Interest expense, net	$9,323	$7,891

Weighted average debt	$246,825	$222,154

We also recorded lower interest income in 2008 as compared to 2007. Our amortization of deferred loan costs related to our Revolving Facility were comparable between the nine months ended September 30, 2008 and 2007. During the nine months ended September 30, 2008, we recorded a gain on ARO settlements of approximately $82,700, as compared to none in the comparable 2007 period.

Income tax expense - An income tax benefit was recorded for the nine months ended September 30, 2008 as a result of the pre-tax net loss we incurred. This compares to an income tax expense provision for the first nine months of 2007 recorded on pre-tax net income. There was not a substantial difference in our effective income tax rate for the two periods.

Preferred stock dividends — Our Board of Directors declared dividends on our 5.75% Series A cumulative convertible perpetual preferred stock in March, June and September of 2007 and 2008.  The preferred stock was issued in connection with a public offering in January 2007, therefore 2007 reflects a partial period as compared to a full period in 2008.

Earnings (loss) per share - For the first nine months of 2008, we reported a loss per share as compared to earnings per share in the same period in 2007 mainly as a result of decreased net income resulting from the impairment of oil and natural gas properties recorded during the third quarter of 2008. Basic weighted average shares outstanding for the nine months ended September 30, 2008 increased approximately 5% as a result of normal stock activity, including stock option exercises and restricted stock units vesting, and as a result of the common stock issued in the January 2007 offering not being outstanding for the entire period in 2007. We excluded approximately 8.7 million shares of if-converted common stock attributable to our 5.75% Series A cumulative convertible perpetual preferred stock which, when converted, have an anti-dilutive effect and, therefore, are not included in the calculation of diluted earnings per share for the nine months ended September 30, 2008 or 2007.

Liquidity and Capital Resources

Our primary ongoing source of capital is the cash flow generated from our operating activities supplemented by borrowings under our Revolving Facility. Net cash generated from operating activities is a function of production volumes and commodity prices, both of which are inherently volatile and unpredictable, as well as operating efficiency and costs. Our business, as with other extractive businesses, is a depleting one in which each gas equivalent unit produced must be replaced or our asset base and capacity to generate revenue in the future will shrink. Our overall expected future production decline is estimated to be approximately 26% per year. Less predictable than production declines from our proved reserves is the impact of constantly changing oil and natural gas prices on cash flows. We attempt to mitigate the price risk with our hedging program. Reserves and production volumes are influenced, in part, by the amount of future capital expenditures. In turn, capital expenditures are influenced by many factors including drilling results, oil and natural gas prices, industry conditions, availability and cost of goods and services and the extent to which oil and natural gas properties are acquired.

Our primary cash requirements are for exploration, development and acquisition of oil and natural gas properties, payment of preferred stock dividends, payment of derivative loss settlements and the repayment of principal and interest on outstanding debt. We attempt to fund our exploration and development activities primarily through internally generated cash flows and budget capital expenditures based largely on projected cash flows. We routinely adjust capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, and cash flow. We typically have funded acquisitions from borrowings under our credit facilities, cash flow from operations and sales of common stock and preferred stock.

Significant changes to working capital may affect our liquidity in the short term. Our derivative instrument liability is indicative of potential future cash settlement outflows on our outstanding oil and natural gas derivative positions, which are scheduled to settle in future months. The fair market value represents the potential settlement for those contracts if the market prices remain unchanged. Should commodity prices increase or decrease, the fair value of those outstanding contracts would change, as evidenced in the third quarter of 2008 when lower prices lead to significant gains that partially offset year-to-date derivative losses (See “Outlook” section above). Subsequent increases or decreases in commodity prices will continue to result in additional changes to the fair market value of these contracts. When our derivatives result in cash settlement outflows, we receive higher cash inflows on the sale of our physical production at those higher market prices, thus providing us with funds to cover at least a portion of any derivative payments that may come due in the future. This will not be true, however, for the portion of our 2008 production that is overhedged. Currently we expect to have approximately 110% of our anticipated natural gas production and approximately 160% of our anticipated crude oil production hedged in 2008 as a result of a decrease in expected future production since the time we entered into our 2008 derivative positions. We have no derivatives covering our substantial production of NGLs, which have historically received a price of approximately 40% to 60% of our realized crude oil price. As a result, even though we do not benefit from increases in oil prices and might suffer increased losses as oil prices increase, those increased losses may be partially offset by increased revenue from NGL production.  See “Approach to the Business” above.

We had $239 million of total borrowings outstanding under our Revolving Facility at September 30, 2008. Our Revolving Facility matures on January 31, 2011. We have historically used our credit facilities to supplement any deficiencies between operating cash flow and capital expenditures. Our outstanding debt balance at November 10, 2008 has not changed since September 30, 2008. Although the Company’s available borrowing capacity under the Revolving Facility was $11 million at September 30, 2008, this availability was effectively reduced to $1 million on November 5, 2008 and may be eliminated for the near future as a result of the upcoming borrowing base redetermination (see below). We typically do not rely on the sale of assets as a source of cash, but realized approximately $19.2 million related to the sale of a pipeline and approximately 120 properties in Texas to various buyers during the first nine months of 2008, and we used the proceeds to reduce outstanding debt and fund ongoing capital spending.

As a result of the strategic alternatives process we began in late 2007, we reduced our planned capital spending for 2008 as compared to recent years. During the first quarter of 2008, our Board of Directors approved an interim capital budget. This interim program calls for the drilling of 27 to 30 wells (10.4 to 10.7, net) during 2008, primarily in south Texas and, to a lesser extent, in southeast New Mexico, complemented by selected expenditures for land and seismic. We currently expect that capital expenditures for the year will be approximately $66 million. Under the terms of the Merger Agreement discussed above, we agreed to limit, subject to certain exceptions, our capital expenditures beyond that previously budgeted to capital expenditures made with Chaparral’s consent. Depending on the volatility of our derivative cash settlements, we expect capital expenditures to be less than our cash flow from operating activities, thereby allowing us to either reduce outstanding debt or increase capital spending, with Chaparral’s consent, as we move through the remainder of the year. By adjusting our operations and planned capital spending, we believe we have sufficient capital resources to meet our projected cash flow requirements for the next 12 months. We expect capital expenditures for the remainder of the year to be somewhat dependent upon the timing of and successful completion of the proposed merger with Chaparral and the ultimate outcome of our borrowing base redetermination by our Lenders.

If the proposed merger with Chaparral is not consummated, we may need to obtain additional financing if we choose to expand our operational activities beyond our current reduced level. The recent worldwide financial and credit crisis has reduced the availability of liquidity and credit worldwide, and the recent substantial declines in worldwide equity markets, including our stock prices, make it more difficult to effectively raise capital through equity issuances. If during the remainder of 2008 and thereafter, we are not successful in generating sufficient liquidity from operations (even though we currently expect cash flow from operating activities to be sufficient to meet our obligations, as discussed above) or raising alternative capital resources on terms acceptable to us, our reduced level of liquidity could have a material adverse effect on our business, results of operations and financial condition. If additional financing is not available or is not available on acceptable terms, we may sell assets or further curtail our operations. See “Item 1A—Risk Factors—We have limited available borrowing capacity under our Revolving Facility, and it may be difficult to access capital on attractive terms or at all, which could significantly limit our ability to fund our operations and could have a material adverse effect on us if the proposed merger with Chaparral is not completed.”

At September 30, 2008, we had $15.7 million in cash and cash equivalents as compared to $7.2 million at December 31, 2007.  Our working capital surplus was $11.3 million at September 30, 2008, as compared to a working capital surplus of $2.3 million at December 31, 2007. Our sources and uses of cash were as follows:

	For the Nine Months Ended September 30,
	2008	2007
	(in thousands)
Net Cash Provided By Operating Activities	$77,207	$98,572

Net Cash Used In Investing Activities	(41,449)	(480,759)

Net Cash Provided by (Used In) Financing Activities	(27,199)	380,106

Net Cash Provided By Operating Activities - The decrease in cash flows provided by operating activities for the first nine months of 2008 as compared to the same period in 2007 is primarily a result of cash settlement losses of approximately $20.0 million on our derivative contracts as compared to cash settlement gains of $4.3 million in the first nine months of 2007. In the first nine months of 2008, higher revenue on physical production resulting from increased average realized prices partially offset the derivative losses. Another contributor to the decrease in cash flows in the first nine months of 2008 was an increase in cash costs such as severance taxes, oil and natural gas operating expenses and retention bonus payments. Changes in working capital increased total cash flows by $11.7 million in the first nine months of 2008 as compared to $5.9 million in the same period of 2007.

Net Cash Used In Investing Activities - We reinvest a substantial portion of our cash flows in our drilling, acquisition, land and geophysical activities.  During the first nine months of 2008, we spent $46.7 million on our drilling and operating program. We drilled 20 wells in the first nine months of 2008, 19 of which were apparent successes.  Leasehold and geological and geophysical activities accounted for expenditures of $3.8 million through September 30, 2008. There were also minimal capital expenditures associated with computer hardware, office equipment and other miscellaneous capital charges. This limited program compares to the prior year in which our largest expenditure was the acquisition that occurred in January 2007. During the first nine months of 2007, we spent $88.8 million on our drilling and operating program.  We logged 38 wells in the first nine months of 2007, 33 of which were apparent successes.  Leasehold and geological and geophysical activities accounted for expenditures of $12.3 million through September 30, 2007. The remaining capital expenditures were associated with computer hardware, office equipment and other miscellaneous capital charges. During the nine months ended September 30, 2008, proceeds from the sale of certain non-core properties in Texas and a pipeline to various buyers totaled approximately $19.2 million. In the same period last year, proceeds from the sale of an interest in one of our Louisiana oil and natural gas properties totaled $1.1 million.

Due to the overhedged position in 2008, the cash settlements related to overhedged production are reflected in investing activities because they do not apply to operating revenue and are similar in nature to an investment. Approximately 45% of our oil settlements and approximately 19% of our natural gas settlements are represented by the $10.9 million of speculative settlements in this section of the statement of cash flows. The remainder of cash settlements is located in net cash provided by operating activities. For further discussion of our overhedged position, see “Approach to the Business” above.

Net Cash Provided By (Used In) Financing Activities - During the nine months ended September 30, 2008, we repaid $21.0 million under our Revolving Facility (as defined below) using proceeds from our asset sales. We also paid quarterly dividends on our preferred stock in January, April and July 2008.

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

The Revolving Facility matures on January 31, 2011 and bears interest at LIBOR plus an applicable margin ranging from 1.25% to 2.5% or Prime plus a margin of up to 0.50%, with an unused commitment fee ranging from 0.50% to 0.25%, all of which depend on the utilization percentage of the conforming borrowing base.  At September 30, 2008, the interest rates applied to our outstanding Prime and LIBOR borrowings were 5.50% and 5.19%, respectively and we had a rate of 0.25% applied to our unused borrowing capacity.  As of September 30, 2008, $239 million in total borrowings were outstanding under the Revolving Facility. The borrowing base was reduced from $320 million to $300 million during the fourth quarter of 2007 and the conforming borrowing base was reduced from $300 million to $250 million. In early May 2008, our Revolving Facility’s borrowing base and conforming borrowing base were redetermined by our banks and set at $250 million and $225 million, respectively. They were reduced primarily as a result of the sale of certain non-core assets during the first quarter of 2008 and the reduction of total proved reserves as reported in the year-end reserve reports of our independent reserve engineers. Although our available borrowing capacity under the Revolving Facility was $11 million at September 30, 2008, this availability was effectively reduced to $1 million on November 5, 2008 and may be eliminated for the near future as a result of the upcoming borrowing base redetermination.

On July 11, 2008, in connection with the proposed merger with Chaparral, we entered into a Consent agreement (the “Consent”) under the Agreement. Pursuant to the Consent and subject to the terms thereof, the Lenders deferred their right to conduct a borrowing base redetermination on or before June 30, 2008 and agreed to conduct the redetermination on October 31, 2008. We paid the Lenders a fee of approximately $0.4 million in connection with the deferral of the redetermination. On November 5, 2008, the Lenders agreed to delay the interim redetermination from October 31, 2008 until November 15, 2008. In consideration for this deferral, the Lenders placed a restriction upon the current borrowing base such that it was effectively lowered to $240 million until the interim redetermination occurs. Pursuant to the terms of the Revolving Facility, upon the completion of the redetermination, our borrowing base will also be the conforming borrowing base. This redetermination process is ongoing and the Lenders as yet have not established a new borrowing base under the Revolving Facility. We would seek to satisfy any borrowing base deficiency created by the upcoming redetermination through a combination of cash on hand, adjustments to our planned capital spending, offering additional properties to serve as collateral, and proceeds from asset divestitures.  However, there can be no assurance that any of these alternative solutions will be attainable, especially in light of the recent global economic crisis. Our Revolving Facility is expected to be refinanced by Chaparral contemporaneously with the closing of the proposed merger.

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

Shelf Registration Statement & Offerings

In the third quarter of 2007, the SEC declared effective our registration statement filed with the SEC that registered securities of up to $500 million of any combination of debt securities, preferred stock, common stock, warrants for debt securities or equity securities of the Company and guarantees of debt securities by our subsidiaries. Net proceeds, terms and pricing of the offering of securities issued under the shelf registration statement will be determined at the time of the offerings. The shelf registration statement does not provide assurance that we will or could sell any such securities. Our ability to utilize our shelf registration statement for the purpose of issuing, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or equity securities will depend upon, among other things, market conditions and the existence of investors who wish to purchase our securities at prices acceptable to us.  However, because the aggregate market value of our outstanding common stock is less than $75 million, the type and amount of any securities offering under the registration statement may be limited.

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

Mandatory conversion. On or after January 20, 2010, we may, at our option, cause shares of our Convertible Preferred Stock to be automatically converted to shares of our common stock at the applicable conversion rate, but only if the closing sale price of our common stock for 20 trading days within a period of 30 consecutive trading days ending on the trading day immediately preceding the date we give the conversion notice equals or exceeds 130% of the conversion price in effect on each such trading day.

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

Contractual Cash Obligations

During 2007, we executed a gas gathering and compression services agreement with Frontier Midstream, LLC (“Frontier”). Following execution of such agreement, Frontier expedited the installation of the Rose Bud system in White County, Arkansas, including the high and low pressure gathering lines, dehydration, compression and the interconnect with Ozark, in order to accommodate our desire to be able to deliver natural gas as soon as our wells were completed. At the time of signing the contract, we had completed and tested two productive wells in the Moorefield shale in Arkansas. The Rose Bud system was installed, operational and ready to receive our production in June 2007. The contract minimum commitment to Frontier is 2.7 Bcf over a three year period for the pipeline interconnect. This line carries a $0.29 per Mcf deficiency rate, for a total commitment for the pipeline of approximately $0.8 million. We have delivered approximately $59,100 of this commitment through September 30, 2008. In addition to the pipeline, Frontier also built and installed lateral gathering lines to eight locations. The remaining commitment on these laterals is approximately $1.3 million. The original total potential liability of approximately $2.0 million is to be paid by June 2010 if the minimum volumes are not delivered. We currently have not recorded a liability for these commitments. We are taking steps aimed at increasing our production in this area, but if we are unable to do so and if we were to cease efforts to develop the area, we may not be able to meet the minimum physical delivery based on estimated future production and thus would record a liability for the remaining amount of the commitment.

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

Risk Management Activities

Due to the volatility of oil and natural gas prices, we may enter into, from time to time, price-risk management transactions (e.g., swaps, collars and floors) related to our expected oil and natural gas production to seek to achieve a more predictable cash flow, as well as to reduce exposure to commodity price fluctuations.  While the use of these arrangements may limit our ability to benefit from increases in the prices of oil and natural gas, it is also intended to reduce our potential exposure to adverse price movements.  See “Approach to the Business” for a discussion of our current level of derivative contracts as it relates to expected production. Our arrangements, to the extent we enter into any, are intended to apply to only a portion of our expected production, and thereby provide only partial price protection against declines in oil and natural gas prices. None of these instruments were, at the time of their execution, intended to be used for trading or speculative purposes, but may be deemed as such because of the expected decrease in our anticipated 2008 production. The use of derivative instruments involves some credit risk, but generally we place our derivative transactions with major financial institutions that we believe are financially stable; however, in light of the recent global financial crisis, there can be no assurance of the foregoing.  On a quarterly basis, our management sets all of our price-risk management policies, including volumes, types of instruments and counterparties.  Our Board of Directors monitors the Company’s price-risk management policies and trades on a monthly basis.

All of these price-risk management transactions are considered derivative instruments and accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). These derivative instruments are intended to hedge our price risk and may be considered hedges for economic purposes. There are two types of accounting treatments for derivatives, (i) mark-to-market accounting and (ii) cash flow hedge accounting. For discussion of these accounting treatments, see Note 8 to our consolidated financial statements. We currently apply mark-to-market accounting treatment to all of our derivative contracts. All derivatives are recorded on the balance sheet at fair value and the changes in fair value are presented in total revenue on the statement of operations. Cash flows from resulting derivative settlements are included in operating activities and investing activities on the statement of cash flows. The following table provides additional information regarding our various derivative transactions that were recorded at fair value on the balance sheet as of September 30, 2008.

(in thousands)
Fair value of contracts outstanding at December 31, 2007	$(12,329)
Contracts realized or otherwise settled during the period	(30,854)
Fair value at September 30, 2008 of new contracts entered into during 2008:
Asset	—
Liability	(187)
Changes in fair values attributable to changes in valuation techniques and assumptions	—
Other changes in fair values	39,444
Fair values of contracts outstanding at September 30, 2008	$(3,926)

The following table details the fair value of our commodity-based derivative contracts by year of maturity and valuation methodology as of September 30, 2008.

	Fair Value of Contracts at September 30, 2008
Source of Fair Value	Maturity less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total fair value
	(in thousands)
Prices actively quoted:	—	—	—	—	—
Prices provided by other external sources:
Asset	181	—	—	—	181
Liability	(3,577)	(530)	—	—	(4,107)
Prices based on models and other valuation methods:	—	—	—	—	—
Total	$(3,396)	$(530)	$—	$—	$(3,926)

Tax Matters

At September 30, 2008, we had cumulative net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $146.8 million that expire beginning in 2012. We also had state NOL carryforwards at September 30, 2008 of approximately $21.3 million, without consideration of valuation allowances, which will expire in varying amounts between 2008 and 2027. These estimated NOLs assume that certain items, primarily intangible drilling costs, have been written off for tax purposes in the current year. However, we have not made a final determination if an election will be made to capitalize all or part of these items for tax purposes in the future. Our ability to utilize federal NOL carryforwards in cases where the NOL was acquired in a reorganization may be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”) if we undergo a majority ownership change as defined by Section 382.

We would undergo a majority ownership change if, among other things, the stockholders who own or have owned, directly or indirectly, five percent or more of our common stock or are otherwise treated as five percent stockholders under Section 382 and the regulations promulgated thereunder, increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of a majority ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with the NOL carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration of the respective NOL carryforwards. The amount of the limitation may, under certain circumstances, be increased by built-in gains held by us at the time of the change that are recognized in the five year period after the change. Any built in losses on assets held subsequent to a merger are subject to the limitation.  If we were to undergo a majority ownership change during 2008, we will likely be required to record a reserve for some or all of the asset currently recorded on our balance sheet. During 2007, we believe that there was a change of ownership pursuant to Section 382 as a result of the concurrent public offerings of our common and preferred stock that occurred in January 2007. The 2007 limitation did not result in the requirement to record a reserve.  We cannot make assurances that we will not undergo a majority ownership change in the future because an ownership change for federal tax purposes can occur based on trades among our existing stockholders. Whether we undergo a majority ownership change may be a matter beyond our control. However, in light of the proposed merger with Chaparral, we cannot provide any assurance that the availability of our NOL carryforward and other federal income tax attributes will not be significantly limited or possibly eliminated.

In 2007, we adopted FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes.   As a result of the adoption of FIN 48 on January 1, 2007, we recognized a liability of approximately $0.5 million which reduced the January 1, 2007 retained earnings balance.  The amount recorded did not include interest as the anticipated adjustments more likely than not will result in no current tax due as a result of NOL carryovers.  All of the amounts of unrecognized tax benefits reported affect the effective tax rate through deferred tax accounting. We also adopted FSP FIN 48-1 during 2007, which provides that a company’s tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. We had no accrued liabilities prior to adoption at January 1, 2007. We recognize interest and penalties related to unrecognized tax benefits in tax expense as a period cost. However, we accrued no interest or penalties at September 30, 2008.

During second quarter 2008 an income tax benefit of approximately $0.4 million was recorded as a result of the conclusion of a state audit where no prior benefit was taken for an uncertain tax position, which is now effectively settled without adjustment by the state tax authorities.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). SFAS No. 141R expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in earnings, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS No. 141R is required prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS No. 141R to fiscal years preceding the effective date are not permitted. However, accounting for changes in valuation allowances for acquired deferred tax assets and the resolution of uncertain tax positions for prior business combinations will impact tax expense instead of impacting the prior business combination accounting starting January 1, 2009. We are currently evaluating the changes provided in SFAS No. 141R and believe it could have a material impact on our consolidated financial statements if we were to undertake a significant acquisition or business combination.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States of America (the “GAAP hierarchy”).   SFAS No. 162 is effective on November 15, 2008, which is 60 days following the SEC’s approval of Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect adoption of this statement to impact our consolidated financial statements or related disclosures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and commodity prices.  We use a Revolving Facility with a floating interest rate. We are not subject to fair value risk resulting from changes in our floating interest rates.  The use of floating rate debt instruments provides a benefit due to downward interest rate movements but does not limit us to exposure from future increases in interest rates.  Based on the September 30, 2008 outstanding borrowings and interest rates of 5.50% and 5.19% applied to various borrowings, a 10% change in interest rates would result in an increase or decrease of interest expense of approximately $1.2 million on an annual basis.

In the normal course of business, we enter into derivative transactions, including commodity price collars, swaps and floors to mitigate our exposure to commodity price movements. They are not intended for trading or speculative purposes.  While the use of these arrangements may limit the benefit to us of increases in the prices of oil and natural gas, it also limits the downside risk of adverse price movements.  During early 2007, we put in place several natural gas and crude oil derivative contracts to hedge our expected 2008 and 2009 production to achieve a more predictable cash flow. As a result of recent changes to our forecasted 2008 production and the impact of certain asset divestitures, both of which have reduced expected production as compared to that expected at the time we entered into the derivative contracts, we currently have approximately 110% and 160% of our anticipated 2008 natural gas and crude oil production, respectively, covered by derivative contracts. This overhedged position has exposed us to greater risk of commodity price increases because at times we have not had the physical production cash inflows to offset the losses incurred on the portion of the contracts that were overhedged. Please refer to Note 8 to our consolidated financial statements for a discussion of these contracts. The following is a list of contracts outstanding at September 30, 2008:

Transaction Date	Transaction Type		Beginning	Ending	Price Per Unit	Volumes Per Day	Fair Value Outstanding as of September 30, 2008
							(in thousands)
Natural Gas (1):
01/07	Collar		01/01/08	12/31/08	$7.50-$9.00	20,000 MMBtu	$375
01/07	Collar		01/01/08	12/31/08	$7.50-$9.00	10,000 MMBtu	181
01/07	Collar		01/01/08	12/31/08	$7.50-$9.02	10,000 MMBtu	179
09/08	Collar	(2)	10/01/08	12/31/08	$9.00-$7.50	10,000 MMBtu	(187)
04/07	Collar		01/01/09	12/31/09	$7.75-$10.00	10,000 MMBtu	984
10/07	Collar		01/01/09	12/31/09	$7.75-$10.08	10,000 MMBtu	1,033

Crude Oil (3):
12/06	Swap		01/01/08	12/31/08	$66.00	1,500 Bbl	(4,723)
10/07	Collar		01/01/09	12/31/09	$70.00-$93.55	300 Bbl	(1,768)
							$(3,926)

(1)   Our natural gas contracts were entered into on a per MMBtu delivered price basis, using the NYMEX Natural Gas Index. Mark-to-market accounting treatment is applied to these contracts and the change in fair value is reflected in total revenue.

(2)   This contract was entered as a reverse collar with the intent to reduce our overhedge exposure on natural gas.

(3)   Our crude oil contracts were entered into on a per barrel delivered price basis, using the West Texas Intermediate Light Sweet Crude Oil Index. Mark-to-market accounting treatment is applied to these contracts and the change in fair value is reflected in total revenue.

At September 30, 2008, the fair value of the outstanding derivatives was a net liability of approximately $3.9 million. A 10% change in the commodity price per unit, as long as the price is either above the ceiling or below the floor price, would cause the fair value total of the derivative instruments to increase or decrease by approximately $0.9 million.

Subsequent to September 30, 2008, the Company entered into a new crude oil swap derivative for 800 Bbl per day for November and December 2008 production at $65.75 per Bbl. This contract is a reverse swap intended to offset a portion of the volumes that are currently overhedged by the crude oil swap already in place and thereby reduce the Company’s exposure to significant increases in crude oil prices.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

David Blake, et al. v. Edge Petroleum Corporation — On September 19, 2005, David Blake and David Blake, Trustee of the David and Nita Blake 1992 Children’s Trust, filed suit against us in state district court in Goliad County, Texas alleging breach of contract for failure and refusal to transfer overriding royalty interests to plaintiffs in several leases in the Nita and Austin prospects in Goliad County, Texas and failure and refusal to pay monies to Blake pursuant to such overriding royalty interests for wells completed on the leases. The plaintiffs seek relief of (1) specific performance of the alleged agreement, including granting of overriding royalty interests by us to Blake; (2) monetary damages for failure to grant the overriding royalty interests; (3) exemplary damages for his claims of business disparagement and slander; (4) monetary damages for tortious interference; and (5) attorneys’ fees and court costs. Venue of the case was transferred to Harris County, Texas by agreement of the litigants.  We filed a counterclaim against Plaintiff Blake and joined various related entities that are controlled by Blake, seeking lease interests in which we contend we had been wrongfully denied participation. The parties have moved for summary judgment on each others’ claims and counterclaims, which the trial court has denied as to both sides.  In November 2007, we filed a separate motion for summary judgment based on the statute of frauds; the court has not ruled on this separate motion.  The trial, originally scheduled to begin September 10, 2007, has been reset several times, and most recently has been reset for December 8, 2008. Extensive written discovery has occurred in the case, and the parties are engaging in fact and expert witness depositions.  In June 2008, the Blake Plaintiffs filed a Sixth Amended Petition conditionally adding claims for certain prospects that had been previously settled by means of a Compromise and Settlement Agreement (the “Settlement Agreement”), entered in settlement of prior litigation among some of the parties, but only to the extent that rescission of the prior Settlement Agreement was being sought by us. We are not seeking rescission of the prior Settlement Agreement and responded accordingly in our Fourth Amended Original Counterclaim and Claims Against Additional Parties filed on October 16, 2008.  On October 17, 2008, the Blake Plaintiffs filed their Seventh Amended Petition adding a claim for breach of the Settlement Agreement.  We have responded and will continue to respond aggressively to this lawsuit, and believe we have meritorious defenses and counterclaims.

Diana Reyes, et al. v. Edge Petroleum Operating Company, Inc., et al. - On January 8, 2008, we were served with a wrongful death action filed in Hidalgo County, Texas.  Plaintiffs allege negligence and gross negligence resulting from a fatality accident at the Slick State B-12 well site, on our Bloomberg Flores lease in Starr County, Texas.  The plaintiffs are the widow and minor children of Mr. Reyes, who was killed in a one-car fatality accident on August 5, 2007.   Mr. Reyes was an employee of Payzone Logging, a vendor of ours.   In September 2008, the defendants in this case, including us, reached a settlement with the plaintiffs in the amount of $175,000, all of which was paid by third party insurance.  Neither we nor our insurance carrier were required to contribute to the settlement pool.  Pending court approval of the settlement, this matter will be dismissed.

Lexington Insurance Company v. Edge Petroleum Exploration Company, et al. - On March 13, 2008, Lexington Insurance Company (“Lexington”) filed a declaratory judgment action in the 125th Judicial District Court of Harris County, Texas.  Lexington sought a judgment that it was not obligated to pay any claims of ours and the Sfondrini Partnerships (as defined below) in connection with a consolidated suit that we and the Sfondrini Partnerships settled with all of the plaintiffs in 2007.  The suit that was settled, Wade and Joyce Montet, et al., v. Edge Petroleum Corp of Texas, et al., consolidated with Rolland L. Broussard, et al., v. Edge Petroleum Corp of Texas, et al., and the settlement thereof, is described in detail in “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2007. In general, the action was a consolidated suit by mineral/royalty owners under two wells, who claimed that the third party operator of the wells had failed to “block squeeze” the sections of one of the wells, as a prudent operator, according to their allegations, would have done, to protect the gas reservoir from being flooded with water from adjacent underground formations, and was negligent in not creating a field-wide unit to protect their interests.  Along with the Sfondrini Partnerships, we were defendants in the suit as a working interest owner in the wells, owning 2.8% and 14.7%, respectively, at the time of the alleged acts or omissions.  In the case of the settlements with some, but not all, of the plaintiffs, two other insurers covered the settlement amounts in exchange for mutual releases. We and the Sfondrini Partnerships bore the costs of the settlements with the remaining plaintiffs in accordance with their proportionate interests.  The Sfondrini Partnerships are partnerships that are directly or indirectly controlled by John Sfondrini, a director of ours.  Vincent Andrews, also a director of ours, owns a minority interest in the corporate general partner of one of the partnerships.

Lexington asserted that it is not obligated to pay any claims of ours and the Sfondrini Partnerships under its commercial, general liability insurance policy as related to the lawsuit that was settled because there was no “occurrence,” under the terms of their policy, of physical injury to or destruction of tangible property and other reasons. Our position was that the damages to the reservoir and attendant losses incurred by the defendants were losses covered by Lexington’s policy, for which Lexington was legally obligated to pay. By agreement of the parties, an answer was due 30 days from notice of termination of settlement discussions.

In June 2008, we and the Sfondrini Partnerships reached a settlement with Lexington pursuant to which Lexington would pay us and the Sfondrini Partnerships $75,000 (proportionate to their interests in the underlying mineral leases that were the subject of the prior action) in return for a complete release.  All parties have executed the release and the case was dismissed on September 8, 2008.

Mary Jane Carol Trahan Champagne, et al. v. Edge Petroleum Exploration Company, et al. — On September 19, 2008 we were served with a lawsuit in state court in Vermilion Parish, Louisiana alleging breach of obligations under mineral leases in Vermilion Parish regarding the Trahan No. 1 well and the Trahan No. 3 well (MT RC SUB reservoir).  Plaintiffs are seeking unspecified damages for lost revenue, lost royalties and devaluation of property interest sustained as a result of the defendants’ alleged negligent and improper drilling operations on the Trahan No. 1 well and the Trahan No. 3 well, including alleged failure to prevent underground water from flooding and destroying plaintiffs’ portion of the reservoir beneath plaintiffs’ property.  Plaintiffs also allege defendants failed to “block squeeze” sections of the Trahan No. 3 well as would a prudent operator. This lawsuit has been removed from the state court to the federal district court for the Western District of Louisiana, Lafayette Division.  We may have insurance for all or part of this claim. We have not established a reserve with respect to this claim and it is not possible to determine what, if any, our ultimate exposure might be in this matter.  We intend to vigorously defend ourselves in this lawsuit.

 Item 1A – Risk Factors

In addition to the other information and risk factors set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2007 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described below and in our 2007 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the period ended June 30, 2008 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Economic conditions could negatively impact our business.

Our operations are affected by local, national and worldwide economic conditions. The consequences of a recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets.  A lower level of economic activity might result in a decline in energy consumption, which may adversely affect our revenue, liquidity and future growth.  Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital, if needed, and Chaparral’s ability to raise capital to complete the pending merger. The events discussed above, together with our liquidity level and our recent financial performance, increase the likelihood that we would become highly vulnerable to further adverse general economic consequences and industry conditions and that our cash flow and financial condition may be materially adversely affected as a result thereof.  See “—We have limited available borrowing capacity under our

Revolving Facility, and it may be difficult to access capital on attractive terms or at all, which could significantly limit our ability to fund our operations and could have a material adverse effect on us if the proposed merger with Chaparral is not completed.”

In addition, the instability and uncertainty in the financial markets has made it difficult to assess the risk of counterparties to current and future financing arrangements, investments, derivative contracts and other contracts.  The financial markets and U.S. economy have altered the ability and willingness of certain financial institutions to perform their obligations under certain financial arrangements.  Reduced liquidity or financial losses resulting from exposure to the risk of counterparties could have a material adverse effect on our cash flow and financial condition.

The economic situation could also have an impact on our customers and suppliers, causing them to fail to meet their obligations to us, and on our operating partners, resulting in delays in operations or failure to make required payments. Additionally, the current economic situation could lead to reduced demand for natural gas and oil, or further reductions in the prices of natural gas and oil, or both, which could have a negative impact on our financial position, results of operations and cash flows.  While the ultimate outcome and impact of the current financial crisis cannot be predicted, it may have a material adverse effect on our future liquidity and financial condition.

The loss of key personnel could adversely affect us.

We depend to a large extent on the services of certain key management personnel, including our executive officers and other key employees, the loss of any of which could have a material adverse effect on our operations.  Currently there is a strong demand for professionals in the oil and natural gas industry including geologists, geophysicists, engineers and other professionals.  We believe that our success is dependent upon our ability to continue to employ and retain skilled technical personnel, however, current market conditions for professionals as well as uncertainty relating to the outcome of the pending merger with Chaparral, or the failure of Chaparral to offer post-merger employment to specified employees, has resulted in the departure of employees. Although we believe that we have thus far obtained replacements adequate for our current needs, the cumulative effect of these employee departures with additional departures could materially adversely affect us.

We have limited available borrowing capacity under our Revolving Facility, and it may be difficult to access capital on attractive terms or at all, which could significantly limit our ability to fund our operations and could have a material adverse effect on us if the proposed merger with Chaparral is not completed.

Although our available borrowing capacity under the Revolving Facility was $11 million at September 30, 2008, it was effectively reduced to $1 million on November 5, 2008 and may be eliminated for the near future as a result of the upcoming borrowing base redetermination. The Revolving Facility is expected to be refinanced by Chaparral contemporaneously with the closing of the proposed merger, but if the proposed merger is not completed and we continue on a standalone basis, we may be required to repay any borrowing base deficiency and even upon the satisfaction of such deficiency, the resulting borrowing base availability may not be sufficient for our liquidity needs. Our business requires substantial working capital needs to fund ongoing exploration, development and acquisition programs, and our financial condition is dependent, at least in part, upon our ability to access capital at rates and on terms we determine to be attractive.  Currently, we anticipate that, if sources of liquidity become available, the terms and conditions of any financing may be significantly more onerous than our current arrangements.  In addition, the significant declines in the prices of our stock have made it even more difficult for us to effectively raise liquidity by accessing the equity markets. Further sales of producing properties may reduce our ability to borrow and to benefit from any future cash flow attributable to those properties. If our operations do not provide the liquidity required to operate our business, our drilling and other activities may be further curtailed, our cash flow and financial condition would be materially adversely affected and we would become highly vulnerable to further adverse general economic consequences and industry conditions.

The condition to the proposed merger that certain Chaparral shares must be listed for trading on the New York Stock Exchange has not been met.

It is a condition to the consummation of the proposed merger (the “NYSE condition”) that (i) the Chaparral common stock and Chaparral Series A preferred stock issuable to former Edge stockholders of the Company pursuant to the merger agreement, (ii) the shares of Chaparral common stock issuable to the holders of the Chaparral Series A preferred stock upon conversion thereof and (iii) the shares of Chaparral common stock issuable upon exercise of Company options be approved for listing on the New York Stock Exchange (“NYSE”), subject to official notice of issuance. The ability of Chaparral to meet the NYSE listing standards described above that are related to the minimum $4.00 per share price and the minimum $60 million aggregate market value of publicly held shares is a function of the trading price of Edge’s common stock. Based on the closing price of Edge common stock on November 7, 2008 of $0.69 per share, the NYSE condition would not be met, and there can be no assurance that the NYSE condition will ever be met.

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds	None
Item 3 - Defaults Upon Senior Securities	None
Item 4 - Submission of Matters to a Vote of Security Holders	None

Item 5 - Other Information

On November 5, 2008, we entered into a letter agreement with the Lenders under our Revolving Facility regarding a redetermination of our borrowing base.  See “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving Credit Facility” for a description of the letter agreement, our Revolving Facility and other borrowing base redeterminations under our Revolving Facility.

The above referenced description of the letter agreement does not purport to be complete and is qualified in its entirety by reference to the letter agreement, which is filed as Exhibit 4.11 hereto and is incorporated into this Quarterly Report on Form 10-Q by reference.

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

Purchase and Sale Agreement, dated as of September 21, 2005 among Pearl Energy Partners, Ltd., and Cibola Exploration Partners, L.P., as Sellers; and Edge Petroleum Exploration Company as Buyer and Edge PetroleumCorporation as Guarantor (Incorporated by reference from exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 19, 2005).

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

Second Amendment to Bylaws of the Company on May 7, 2003 (Incorporated by reference from exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-22149)).

3.7	—

Certificate of Designations establishing the 5.75% Series A cumulative convertible perpetual preferred stock, dated January 25, 2007 (Incorporated by reference to exhibit 3.1 to Edge’s Current Report on Form 8-K filed January 30, 2007).

3.8	—	Third Amendment to Bylaws of Edge Petroleum Corporation on October 21, 2008 (Incorporated by reference to exhibit 3.4 to Edge’s Current Report on Form 8-K filed October 23, 2008).

4.1	—

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

*4.11	—	Letter Agreement dated November 5, 2008 by and among Edge Petroleum Corporation, Union Bank of California, N.A., as Administrative Agent and Issuing Lender, and the other lenders party thereto.

†10.1	—

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

EDGE PETROLEUM CORPORATION,
A DELAWARE CORPORATION
(REGISTRANT)

Date November 10, 2008	/s/ John W. Elias
John W. Elias
Chairman of the Board, President and
Chief Executive Officer

Date November 10, 2008	/s/ C.W. MacLeod
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

Second Amendment to Bylaws of the Company on May 7, 2003 (Incorporated by reference from exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-22149)).

3.7	—

Certificate of Designations establishing the 5.75% Series A cumulative convertible perpetual preferred stock, dated January 25, 2007 (Incorporated by reference to exhibit 3.1 to Edge’s Current Report on Form 8-K filed January 30, 2007).

3.8	—	Third Amendment to Bylaws of Edge Petroleum Corporation on October 21, 2008 (Incorporated by reference to exhibit 3.4 to Edge’s Current Report on Form 8-K filed October 23, 2008).

4.1	—

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

*4.11	—	Letter Agreement dated November 5, 2008 by and among Edge Petroleum Corporation, Union Bank of California, N.A., as Administrative Agent and Issuing Lender, and the other lenders party thereto.

†10.1	—

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