Form 10-K/A
period 2008-12-31
EDGE PETROLEUM CORP
filed 2009-04-30
CIK 1021010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-K

filed March 16, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☒Accelerated Filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☒ No

As of June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was $144.1 million (based on a value of $5.39 per share, the closing price of the Common Stock as quoted by NASDAQ Global Select Market on such date).

As of  April 24, 2009, 28,867,096 shares of Common Stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

EXPLANATORY NOTE

This Amendment No. 1 (“this Amendment”) to the Form 10-K of Edge Petroleum Corporation (“Edge”, the “Company”, “we”, “our” or “us”) for the year ended December 31, 2008 (the “Form 10-K”), which was originally filed on March 16, 2009 (the “Form 10-K/A”) is being filed to add the following items, as required by General Instruction G(3) to Form 10-K:

ITEM NUMBER	DESCRIPTION

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We hereby amend Items 10 through 14 of Part III of our Form 10-K by deleting the text of such Items 10 through 14 in their entirety and replacing them with the information provided below under the respective headings, and Item 15 has been amended to reflect the filing of the relevant exhibits with this Amendment.  This Amendment does not affect any other items in our Annual Report on Form 10-K.  Pursuant to Securities and Exchange Commission (“SEC”) rules, currently dated certifications from our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed herewith.

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

FORWARD LOOKING INFORMATION

The information contained in this Form 10-K/A includes certain forward-looking statements.  The words “may,” “will,” “expect,” “anticipate,” “believe,” “continue,” “estimate,” “project,” “intend,” and similar expressions used in this Form 10-K/A are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  You should not place undue reliance on these forward-looking statements, which speak only as of the date made.  We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.  You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.  Should any of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements.  For a discussion of the risks which, among others, may affect our financial condition and results of operations please see our risk factors set forth under Item 1A of the Form 10-K.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The Board of Directors currently has eight members and is divided into three classes, with staggered terms of office.  The term for each class expires on the date of the third annual stockholders’ meeting for the election of directors following the most recent election of directors for such class.  Each director holds office until the next annual meeting of stockholders for the election of directors of his class and until his successor has been duly elected and qualified.

The following summaries set forth information concerning each of the eight directors, including such director’s age as of April 30, 2009, position with the Company (if any) and business experience during the past five years.

Thurmon M. Andress, age 75, has served as a director of the Company since November 2002.  He has been Managing Director-Houston of Breitburn Energy Co., LP since 1998.  Mr. Andress joined Breitburn as a result of its merger with Andress Oil and Gas Company, a private company he founded in 1990, where he served as president and CEO prior to the merger.  Breitburn Energy Company, LP is engaged in oil and gas production, with operations primarily in California, Wyoming, Florida and Michigan.  Prior to forming Andress Oil & Gas Company, Mr. Andress was founder and Chairman of Bayou Resources, Inc., a publicly traded oil and gas company, from 1982-1987, when it was sold.  Since November 2006, Mr. Andress has served on the board of directors of EPE Holdings, LLC, the general partner of Enterprise GP Holdings, LP, a publicly-traded limited partnership, and serves on EPE Holdings’ audit, conflicts and governance board committee.  Mr. Andress is currently a member of the National Petroleum Council and on the Board of Governors of Houston for the Independent Petroleum Association of America and has over 45 years of experience in the oil and gas industry.  Mr. Andress’ current term as a director expires in 2009.

John W. Elias, age 68, has served as the Chief Executive Officer and Chairman of the Board of the Company since November 1998 and as President since January 2000. From April 1993 to September 1998, he served in various senior management positions, including Executive Vice President of Seagull Energy Corporation, a company engaged in oil and gas exploration, development and production and pipeline marketing. Prior to April 1993, Mr. Elias served in various positions for more than 30 years, including senior management positions with Amoco Corporation, a major integrated oil and gas company. Mr. Elias has more than 45 years of experience in the oil and natural gas exploration and production business.  Mr. Elias’ current term as a director expires in 2009.

John Sfondrini, age 60, has served as a director of the Company since December 1996 and prior to that he served as director of the Company’s corporate predecessors from 1986, when he arranged for the capitalization of a predecessor partnership. For more than five years, he has been self-employed as a consultant that assists his clients in raising and investing private capital for growth-oriented companies in multiple industry segments, including oil and gas.  Mr. Sfondrini’s current term as a director expires in 2009.

Robert W. Shower, age 71, has served as a director of the Company since March 1997.  From December 1993 until his retirement in April 1996, Mr. Shower served as Executive Vice President and Chief Financial Officer of Seagull Energy Corporation, a company engaged in oil and gas exploration, development and production and pipeline marketing.  From March 1992 to December 1993, he served as such company’s Senior Vice President and Chief Financial Officer.  Until May 2002, Mr. Shower served as a director of Lear Corporation and Nuevo Energy Company.  From November 2005 until February 2007, Mr. Shower served as a director of Regency GP, LLC, which is the general partner and manager of Regency Energy Partners LP, a publicly traded limited partnership engaged in midstream energy operations, including gathering, processing, marketing and transportation of natural gas and natural gas liquids.  Mr. Shower’s current term as a director expires in 2010.

David F. Work, age 63, has served as a director of the Company since November 2002. For more than five years prior to October 2000, he served in various management capacities with BP Amoco and BP, including

Houston regional president of BP and Executive Vice President of Amoco. Since his retirement from BP in 2000 and until October 2003, he served as the chairman of Energy Virtual Partners, Inc., a private company engaged in the business of managing under-resourced oil and gas properties. Since 2004, Mr. Work has served as a director of CGGVeritas (a French public company) and its corporate predecessor and is a member of the CGGVeritas compensation committee.  Also, since 2002, Mr. Work has served as director and the non-executive chairman of CrystaTech, Inc., a private oil and gas service company.  Mr. Work’s current term as a director expires in 2010.

Vincent S. Andrews, age 68, has served as a director of the Company since December 1996 and served as a director of the Company’s corporate predecessor from April 1991 until the Company’s initial public offering in March 1997.  Mr. Andrews has been an active investor in the Company’s corporate predecessor since 1988.  Mr. Andrews has, for more than five years, served as president of Private Capital Advisors, Inc. and Vincent Andrews Management Corporation, privately-held management companies primarily involved in personal financial management.    Mr. Andrews’ current term as a director expires in 2011.

Jonathan M. Clarkson, age 59, was appointed by the Board of Directors as a director of the Company on October 27, 2005.   Since 2003, Mr. Clarkson has served as President, Houston Region, of Texas Capital Bank.  From May 2001 to October 2002, Mr. Clarkson served as President, Chief Financial Officer and a director of Mission Resources Corp., an independent oil and gas exploration and production company.  From 1999 through 2001, Mr. Clarkson served as President, Chief Operating Officer and a director of Bargo Energy Company, a private company engaged in the acquisition and exploitation of onshore oil and natural gas properties, which merged with Mission Resources in May 2001.  Mr. Clarkson’s current term as a director expires in 2011.

Michael A. Creel, age 55, was appointed by the Board of Directors as a director of the Company on October 27, 2005.  Since August 2007, Mr. Creel has served as the President & Chief Executive Officer of Enterprise Products GP, LLC, the general partner of Enterprise Products Partners L.P., a publicly traded limited partnership that owns and operates midstream energy assets.  Since February 2006, Mr. Creel has also served as a director for Enterprise Products GP, LLC, and from 2001 to July 2007 served as its Executive Vice President and Chief Financial Officer.  From April 2005 to July 2007, he also served as the President and Chief Executive Officer and a director of EPE Holdings, LLC, the general partner of Enterprise GP Holdings, L.P., a publicly traded limited partnership that owns and operates Enterprise Products GP, LLC. From February to December 2006, Mr. Creel served on the board of Texas Eastern Products Pipeline Company, LLC, the general partner of TEPPCO Partners, L.P.  From October 2006 until August 2007, Mr. Creel served as Executive Vice President and Chief Financial Officer of DEP Holdings, LLC, the general partner of Duncan Energy Partners, L.P., a publicly traded limited partnership that owns and operates midstream energy assets.  He has served as a director of DEP Holdings, LLC since October 2006.  Mr. Creel’s current term as a director expires in 2011.

EXECUTIVE OFFICERS

Certain information required by this item concerning executive officers is set forth in Part I, Item 4, of our Form 10-K filed under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s Directors, executive officers and persons who beneficially own 10% or more of the Company’s Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock.  Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during 2008 all its Directors and executive officers and 10% or greater holders complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

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

and other matters (the “Corporate Governance Guidelines”).  The Corporate Governance Guidelines of the Company detail the methodology used by the Committee to determine director independence, and a copy of those Guidelines can be found on the Company’s website, http://www.edgepet.com, by first clicking on “About Us” and then on “Corporate Governance.”

Director Nomination Process

Identifying Candidates. The Corporate Governance/Nominating Committee considers candidates for Board membership suggested by its members and other Board members, as well as management and stockholders. The Committee may engage third parties to whom a fee is paid to assist it in identifying or evaluating any potential nominee; however, no such third party was used in the past year.  All director nominations made by the Board must be recommended by the Corporate Governance/Nominating Committee and approved by a majority of the non-employee Directors of the Board.  The Corporate Governance/Nominating Committee’s policy is that it will consider candidates recommended by stockholders on the same basis as other candidates, provided the recommended candidate meets all of the minimum requirements and qualifications for being a director as specified in the Company’s Corporate Governance Guidelines, the Corporate Governance/Nominating Committee Charter and the Company’s Bylaws.  Any such recommendations should include the candidate’s name and qualifications for Board membership and should be sent in writing to the Corporate Secretary of the Company at Edge Petroleum Corporation, 1301 Travis, Suite 2000, Houston, Texas  77002.   In addition, the Company’s Bylaws permit stockholders to nominate persons for election to the Board at an annual stockholders meeting, without regard to whether the stockholder has submitted a recommendation to the Corporate Governance/Nominating Committee as to such nominee. To nominate a director using this process, the stockholder must follow the procedures described under “Additional Information” in this report.

Qualifications. The Corporate Governance/Nominating Committee Charter provides, among other things, that any candidate for the Board nominated by the Board must meet the minimum qualifications specified in the Committee’s charter and in the Company’s Corporate Governance Guidelines, including that the director candidate possess personal and professional integrity, has good business judgment, relevant experience and skills and will be an effective director in conjunction with the full Board in collectively serving the long-term interests of the Company’s stockholders.  In addition, for a director to serve on the Audit Committee, Compensation Committee or Corporate Governance/Nominating Committee, he or she must meet the independence standards applicable to such committees in accordance with Nasdaq, the Internal Revenue Code and SEC rules. The Company’s Bylaws provide that no person shall be eligible for nomination for election as a director if that person is or will become 70 years of age or older on or prior to the date of the annual meeting at which they would be considered for election. A director who becomes 70 years of age during his or her term may complete the term. The Company’s Bylaws also provide that directors who are also employees of the Company are deemed to resign from the Board on their 65th birthday and may not thereafter be nominated for election.  The Board may waive either or both of these Bylaw provisions by majority vote if the Board in its judgment determines that such waiver would be in the best interests of the Company.   Inasmuch as Mr. Elias turned 65 years of age in 2005, the Board considered and approved a resolution at its February 2005 meeting waiving the employee-director age restriction as it relates to Mr. Elias for the remainder of his term and providing that Mr. Elias shall remain eligible to be nominated for election to the Board in the future until he reaches the age of 70. In December 2005, the Board also considered and approved a resolution waiving the director age restriction as it relates to Mr. Andress to allow him to stand for re-election to the Board of Directors at the 2006 Annual Meeting, at which time he was 72 years of age. The Board felt that each of Messrs. Andress and Elias brings a level of experience, expertise and involvement within the industry that is a valuable and important component in the continued execution of Edge’s strategic business plan and that these waivers were in the best interests of the Company.  The Board may, in the future, waive either or both of these Bylaw provisions by majority vote if the Board, in its judgment, determines that such waiver would be in the best interests of the Company.

Candidate Selection Process.  Once the Corporate Governance/Nominating Committee identifies a prospective nominee, it will make an initial determination as to whether to conduct a full evaluation of the prospective candidate. This initial determination will be based on whatever information is provided to the Corporate Governance/Nominating Committee concerning the prospective candidate, as well as the Corporate Governance/Nominating Committee’s own knowledge of the prospective candidate, which may be supplemented by inquiries to the person making the recommendation or others. The initial determination will be based primarily on the need for Board members to fill vacancies or expand the size of the Board and the likelihood that the prospective nominee can satisfy the minimum qualifications described above. In addition, as the Company evolves, the experience and diversity required on its Board may change. Therefore, the expertise that a prospective nominee possesses will be thoroughly examined to determine whether there is an appropriate fit.  If the initial determination indicates that the Corporate Governance/Nominating Committee should further pursue the prospective nominee, the Corporate Governance/Nominating Committee will evaluate the individual against the minimum qualifications in full and consider such other relevant factors as it deems appropriate. In connection with this evaluation, one or more members of the Corporate Governance/Nominating Committee and others as appropriate, may interview the prospective nominee. After completing this evaluation, the Corporate Governance/Nominating Committee will determine whether to recommend the individual for nomination by the Board.  The Corporate Governance/Nominating Committee’s recommendations are not binding on the Board.  The Board, acting on the recommendations of the Corporate Governance/Nominating Committee, will nominate a slate of director candidates for election at each annual meeting of stockholders and will appoint directors to fill vacancies between annual meetings, including vacancies created as a result of any increase in size of the Board.

Securityholder Communications with the Board

The Company’s Board of Directors has provided for a process for securityholders to send communications to the Board of Directors. Any securityholder can send communications to the Board by mail as follows:

Board of Directors of Edge Petroleum Corporation
c/o Corporate Secretary
1301 Travis, Suite 2000
Houston, Texas 77002

All securityholder communications will be relayed to all Board members. Communications from an officer or Director of the Company will not be viewed as securityholder communications for purposes of the procedure. Communications from an employee or agent of the Company will be viewed as securityholder communications for purposes of the procedure only if those communications are made solely in such employee’s or agent’s capacity as a securityholder.

Code of Ethics

The Company has adopted a code of ethics that applies to all Company employees including executive officers, as well as each member of the Company’s Board of Directors.  The code of ethics is available at the Company’s website at http://www.edgepet.com.  The code includes policies on employment, conflicts of interest, and the protection of confidential information and requires adherence to all laws and regulations applicable to the conduct of the Company’s business.  Any waivers of, or amendments to, the code of ethics will be posted on the Company’s website.

MEETINGS AND COMMITTEES OF THE BOARD

The Board

The Company expects each Director to devote sufficient time, energy and attention to ensure diligent performance of his or her duties and to make every effort to attend each Board meeting, each meeting of any committee on which he or she sits and the annual stockholder’s meeting.  Attendance in person at Board and committee meetings is preferred, but attendance by teleconference is permitted, if necessary.  None of the Company’s non-employee Directors who were serving as Directors at that time attended last year’s annual meeting of stockholders.

During 2008, the Board of Directors held 16 meetings (seven of which were telephonic) and acted by written consent one time.  All members of the Board of Directors attended at least 75% of the meetings of the Board and of the committees on which they served during 2008. In addition, the Company’s non-employee Directors meet at regularly scheduled executive sessions without management present.  In 2008, the Board of Directors held six regularly scheduled executive sessions in which only the independent Directors were present. Historically, the chairmen of the standing Committees of the Board of Directors alternated acting as presiding director at these executive sessions. Beginning in late 2008, Mr. Work assumed responsibility as presiding director over executive sessions.

Committees of the Board

The Board has a standing Audit Committee, Compensation Committee and Corporate Governance/Nominating Committee to facilitate and assist it in the execution of its responsibilities.  Charters for each committee, as well as the Corporate Governance Guidelines, are available on the Company’s website at http://www.edgepet.com by first clicking on “About Us” and then “Corporate Governance.”  The charters, as well as the Corporate Governance Guidelines, are also available in print upon request by any stockholder. We make our website content available for information purposes only.  It should not be relied upon for investment purposes, nor is it incorporated by reference in this report.  The table below shows current membership for each of these Board committees:

Audit Committee	Corporate Governance/ Nominating Committee	Compensation Committee
Vincent S. Andrews	Thurmon M. Andress	Thurmon M. Andress
Jonathan M. Clarkson*	Vincent S. Andrews	Jonathan M. Clarkson
Michael A. Creel	Michael A. Creel*	Robert W. Shower
Robert W. Shower	David F. Work	David F. Work*

*Committee Chairman

Mr. Sfondrini does not currently serve on any Board committees.

Audit Committee.  The Audit Committee has four members and met four times in 2008.  Each of Messrs. Andrews, Clarkson, Creel and Shower has been determined to be independent within the meaning of Marketplace Rules 4200(a)(15) and 4350(d)(2)(A) of the Nasdaq Stock Market.  In addition, the Board has determined that at least three members of the Audit Committee, Messrs. Clarkson, Creel and Shower, are “audit committee financial experts.”  Each of them has experience as a principal financial officer, as described in their biographies earlier in this report.  Mr. Shower has also served on the audit committees of other public companies and has experience as a public accountant.

The Audit Committee has direct responsibility for the appointment, retention, compensation and oversight of the independent registered public accounting firm for the purpose of preparing the Company’s annual audit report or performing other audit, review or attest services for the Company. The Audit Committee has sole authority to approve all engagement fees and contractual terms of the independent registered public accounting firm and to establish policies and procedures for pre-approval of audit and non-audit services. The Audit Committee conducts a review of the annual audit with management and the independent registered public accounting firm prior to filing or distribution; reviews filings with the SEC and other published documents containing the Company’s financial statements; and reviews with the Company’s legal counsel any legal or regulatory matters that may have a material impact on the Company’s financial statements, related corporate compliance policies, and programs and reports received from regulators. The Audit Committee also reviews on an annual basis, or more frequently as such Audit Committee may from time to time deem appropriate, the policies and practices of the Company dealing with various matters relating to the financial condition and auditing procedures of the Company, including financial information to be provided to stockholders and others, the Company’s systems of internal controls established by management and oversight of the annual audit and review of the annual and quarterly financial statements, as well as any duties that may be assigned by the Board of Directors from time to time. The Audit Committee also reviews and approves all related party transactions to the extent required by Nasdaq rules.  The Audit Committee operates under a written charter that was last amended by the Board of Directors in December 2003 (as amended, the “Audit Committee Charter”), which is available on the Company’s website at http://www.edgepet.com, by first clicking on “About Us” and then “Corporate Governance.”  The charter is also available in print to any stockholder who requests it.

Compensation Committee.  The Compensation Committee has four members and met two times in 2008.  The Compensation Committee has regularly scheduled meetings throughout the year, but also meets telephonically and within scheduled Board meetings as necessary to perform its duties and responsibilities.  The Compensation Committee generally meets in executive session at regularly scheduled meetings.  The Compensation Committee is comprised solely of non-employee Directors, all of whom the Board has determined are independent within the meaning of Marketplace Rule 4200(a)(15) of the Nasdaq Stock Market.  The Board of Directors adopted a charter for the Compensation Committee effective January 1, 2004 (the “Compensation Committee Charter”), which is available on the Company’s website at http://www.edgepet.com, by first clicking on “About Us” and then “Corporate Governance.”  The charter is also available in print to any stockholder who requests it.  The duties and functions performed by the Compensation Committee are:

•                  to review and recommend to the Board of Directors for ratification or determine the annual salary, bonus, equity awards and other benefits, direct and indirect, of the executive officers;

•                  to review new executive compensation programs and review on a periodic basis the operation of the Company’s executive compensation programs to determine whether they are properly coordinated;

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

The agenda for meetings of the Compensation Committee is prepared by Mr. Elias, the Company’s Chief Executive Officer, and Compensation Committee meetings are regularly attended by him.  Depending on the agenda for the particular meeting, these materials may include:

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

The Compensation Committee’s Chairman reports the Committee’s recommendations on executive compensation to the Board.  The Compensation Committee may delegate authority to fulfill certain administrative duties regarding the compensation programs and has delegated that authority to the Company’s Human Resources Department and Mr. Elias.  Mr. Elias has also been delegated authority to grant certain performance and hiring equity grants under the Edge Petroleum Corporation Incentive Plan, as amended and restated (“Incentive Plan”) to, and adjust the salaries of, non-executive officers and other employees.  In addition, the Compensation Committee has authority under its charter to engage the services of outside advisors, experts and others to assist the Committee.  In determining competitive compensation levels, the Company analyzes data that includes information regarding compensation levels and programs in the oil and natural gas exploration and production industry provided by the Mercer Energy Survey (described below in “Executive Compensation—Compensation Discussion and Analysis—Role of Executive Officers in Compensation Decisions”).

Management plays a significant role in the compensation-setting process by:

•                  evaluating employee performance;

•                  recommending Company performance targets and objectives to the Committee; and

•                  recommending salary, bonus and restricted stock grant levels to the Committee.

Corporate Governance/Nominating Committee.  In 2008, the Corporate Governance/Nominating Committee had four members and met one time.  The Corporate Governance/Nominating Committee is currently comprised of four non-employee Directors, all of whom the Board has determined are independent within the meaning of Marketplace Rule 4200(a)(15) of the Nasdaq Stock Market.  In December 2003, the Board established a charter for the Corporate Governance/Nominating Committee (the “Corporate Governance/Nominating Committee Charter”) setting forth the purpose, goals and responsibilities of the Corporate Governance/Nominating Committee, which is available on the Company’s website at http://www.edgepet.com by first clicking on “About Us” and then “Corporate Governance.”  The charter is also available in print to any stockholder who requests it.  The functions performed by the Corporate Governance/Nominating Committee are to:

•                  make non-binding recommendations with respect to the nomination of directors to serve on the Board of Directors of the Company for the Board’s final determination and approval;

•                  review the Board’s corporate governance guidelines annually;

•                  undertake CEO succession planning;

•                  make recommendations on director compensation to the Board; and

•                  perform any other duties that may be assigned by the Board from time to time.

In addition to our standing Committees of our Board, on April 21, 2008, our Board established a special committee of our Board of Directors (the “Independent Committee”) to represent the interests of the holders of our preferred stock in connection with possible strategic alternatives. Our Board of Directors appointed Messrs. Clarkson and Creel as members of the Independent Committee, with Mr. Creel serving as chairman.  On December 4, 2008, our Board of Directors established a special committee of our Board (the “Strategic Alternatives Committee”) to formulate a strategic plan to reposition the Company in the marketplace given the current financial challenges faced by the Company and the industry and marketplace as a whole. Our Board of Directors appointed Messrs. Andress, Clarkson, Creel and Work as members of the Strategic Alternatives Committee, with Mr. Work serving as chairman.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee, composed of Messrs. Andress, Clarkson, Shower and Work (Chairman), is responsible for reviewing and implementing the Company’s executive compensation program.  The role of the Compensation Committee is to oversee our compensation and benefit plans and policies, administer the Incentive Plan (including reviewing and approving equity grants to executive officers) and review and approve annually all compensation decisions relating to the Chairman and CEO, the Chief Financial Officer and the other executive officer named in the Summary Compensation Table (the “executive officers”).  The Compensation Committee submits its decisions regarding compensation for the executive officers to the Non-Employee Directors of the Board for ratification.

While this Compensation Discussion and Analysis describes the Company’s historical compensation practices, as previously announced the Company is exploring strategic alternatives, which could include a potential merger or sale of the Company.  As a result, our compensation practices, both pending the outcome of this process and going forward, may differ from those of the past.

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

Fundamentally, we have in large part a pay-for-performance, at-risk compensation philosophy, and our short and long-term incentive compensation programs provide enough flexibility for the Compensation Committee to appropriately reward our executive officers when it believes the Company’s overall performance, as well as the executives’ performances, justify doing so.  When our operating and financial performances exceed expectations, the potential for significant rewards exists.  The Compensation Committee believes that compensation should also be structured to ensure that a significant portion will be at risk—that is, it will generally be earned or increased only when the Company overall or the executive officers are successful in ways that are aligned with and support stockholder interests.  We believe that this overall approach to executive compensation should be perceived as fair and equitable to both the executive officer and the stockholders.

Historically, a significant portion of total potential compensation to our executive officers has been in the form of incentive compensation that is at-risk, comprised of performance-based cash bonus opportunities and grants of restricted stock.  For the fiscal year ended 2008, we paid no at-risk compensation;  there were no grants of restricted stock or other long-term equity based compensation made, and no performance-based bonuses were awarded.

Executive Officer	Percentage of Total Compensation Received from 2008 Base Salary and Other Benefits(1)(3)	Percentage of Total Compensation received from At-Risk 2008 Compensation(2)(3)

John W. Elias	100%	0%
John O. Tugwell	100%	0%
C.W. MacLeod	100%(4)	0%
Michael G. Long(5)	100%	0%

(1)          This percentage is based upon amounts received by the executive officers from base salary and the amounts set forth  under “All Other Compensation” in the Summary Compensation Table appearing later in this report.

(2)          No restricted stock grants were made in 2008 and no amounts are included in respect of the 2008 performance-based annual bonus plan, as no bonuses were paid.  There have been no restricted stock grants made thus far in 2009 to executive officers.

(3)          The percentages in this table are based on the market value of stock grants on the grant date, unlike the Summary Compensation Table where value of stock grants are based upon SFAS 123R expense; therefore, the percentages vary from those that would be obtained by using the values shown in the Summary Compensation Table.

(4)          Mr. MacLeod participated in the Company’s Retention Bonus Plan prior to becoming an executive officer and received $97,600.  This amount is reflected under the Bonus column in the Summary Compensation Table.

(5)          Mr. Long resigned as Executive Vice President and Chief Financial and Accounting Officer effective May 30, 2008.

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

There is no pre-established policy or formula that controls our compensation decisions including the allocation between cash and non-cash or short-term and long-term incentive compensation.  Rather, the Compensation Committee seeks to create what they believe is the most appropriate allocation among the compensation components described below in “—Executive Compensation Components.”  When setting the executive officers’ compensation, the Compensation Committee reviews information provided by the 2008 Mercer Total Compensation Survey for the Energy Sector (the “Mercer Survey”) or other benchmark data derived from information reported in publicly-available proxy statements or other sources.  The Mercer Survey is produced by an independent consultant that surveys and compiles annual energy sector compensation information, including salaries, bonuses and long-term equity-based awards, and, for its 2008 survey, contains information gathered from over 262 companies in the energy sector.   The peer companies utilized in the Mercer Survey are not predetermined by us and are broken down into categories according to industry segment, geographic area and annual revenues and sales.  The peer companies’ annual revenue and sales range from less than $100 million to $1.2 billion or more.  We generally compare ourselves to the data applicable to companies in the $100 million to $700 million range in annual revenues and sales.  We feel that in attracting and retaining well-qualified and talented employees, we are competing against companies both inside and outside the exploration and production segment of the oil and gas industry, so we do not restrict our review to only the exploration and production category of energy companies.  The independent compensation consultant from whom the survey is obtained does not receive compensation from the Company other than a fee of less than $3,000 to provide the annual compensation survey information, and the consultant does not attend the Compensation Committee meetings.  The Company, at the request of the Compensation Committee, purchases the Mercer Survey to assist the Compensation Committee in its review of salaries, bonuses and equity-based awards.  The Compensation Committee does not retain a separate outside advisor or purchase any other compensation survey or report that is specifically for executive compensation, although it does, on occasion, consider other benchmark data derived from other public and private sources.  While the Compensation Committee takes into consideration the Mercer Survey and other benchmark data, that information is just one factor considered by the Compensation Committee, and the Compensation Committee does not adhere to any rigid guidelines regarding the use of benchmarks.

In addition to reviewing market analyses of pay levels and considering individual performance related to each executive officer, the Compensation Committee considers the total compensation of each executive officer relative to each other executive officer and relative to other members of the management team.  All employees, including the executive officers, are assigned to pay grades, determined by comparing position-specific duties and responsibilities. Each pay grade has a salary range with corresponding annual and long-term incentive award opportunities.  The pay grades range from 6 to 22.  Executive officers fall in grades 18 and above, except Mr. MacLeod, who is a grade 17.  Although Mr. Elias’ position falls in grade 22, the Compensation Committee, with which Mr. Elias concurred, had determined that for compensation purposes, he will be treated as if he were a grade 21 pay level.  Compensation paid to an employee generally must be within the parameters for his or her pay grade.  We feel this approach insures more consistent compensation opportunities for members of management with similar duties and responsibilities.

In the case of Mr. Elias, his compensation is also determined in part by the terms of his employment agreement, which is discussed in more detail below under “—Other Benefits-Employment Agreements.”  His agreement provides for a minimum base salary of $350,000, that his base salary may be increased, but not decreased, and minimal annual bonus plan opportunities of at least 50% of base salary for target performance and at least 100% of base salary at the maximum performance level.

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

•                  annually reviewing each of the other executive officer’s performance with the Compensation Committee, as well as other key employees;

•                  recommending salary rate ranges and bonus target opportunities for the other executive officers and employees;

•                  recommending salary, bonus and long-term incentive (stock)  awards for other executive officers and employees; and

•                  attending Compensation Committee meetings, except during executive session.

The Chief Executive Officer’s participation is meant to provide the Compensation Committee with input regarding the Company’s compensation philosophy, process and decisions, but all executive compensation decisions are made by the Compensation Committee and submitted to the non-employee Directors for ratification.  In addition to providing factual information as described above, Mr. Elias articulates management’s views on current compensation programs and processes, recommends relevant performance measures to be used for future awards and otherwise supplies information to assist the Compensation Committee.  The Compensation Committee meets outside the presence of all executive officers when analyzing the Chief Executive Officer’s performance and considering his compensation.  The Human Resources Department of the Company also supports the Compensation Committee in its work in determining competitive compensation levels, including for executives, analyzing data regarding compensation levels and programs specific to peer-group companies in the energy business as provided by the Mercer Survey.

Executive Compensation Components

The principal components of compensation for the executive officers, as well as other employees, are:

•                  Base Salary

•                  Performance-Based Cash Bonus

•                  Long-Term Equity-Based Compensation

•                  401(k) Employee Savings Plan

•                  Health and Welfare Benefits, such as medical, dental, vision care, disability insurance, and life insurance

•                  Severance Benefits under Change of Control Agreements

Each of these components is discussed in greater detail below, along with a description of our philosophy on achieving an appropriate balance between the same.  The Company paid no performance-based cash bonuses or long-term equity based compensation to executive officers for 2008 performance.

Base Salary.  Base salaries of the executive officers (including that set forth in Mr. Elias’ employment agreement as described below under “—Other Benefits—Employment Agreements”) are determined based on the Compensation Committee’s review of a number of factors, including comparable industry data contained in the Mercer Survey and other sources and individual factors such as an executive’s specific responsibilities, experience, individual performance and growth potential.  In the case of the executive officers other than the Chief Executive Officer, the Compensation Committee also considers his recommendations.  Based on these factors, the Compensation Committee establishes base salary rate ranges for each position that fall within the salary ranges established for individual pay grades, as discussed above in “—Philosophy and Objectives of the Executive Compensation Policy.” The Compensation Committee’s salary recommendations are subject to ratification by the full Board in the case of executive officers other than the Chief Executive Officer and by the non-employee directors in the case of the Chief Executive Officer.  The base salary ranges were not changed for any of the executive officer positions in 2006.  At their January 2007 meeting, after reviewing the Mercer Survey and other studies of energy company salaries, the Compensation Committee recommended a 5% increase to the salary rate ranges for all pay grades, including those of executive officers.  The salaries are generally reviewed on an annual basis, as well as at the time of a promotion or other change in responsibilities. Increases in salary are generally based on an evaluation of the individual’s performance and level of pay compared to the peer-group companies, and can include merit increases or cost-of-living increases, or a combination of both.  As discussed below in “—Other Benefits—Employment Agreements,” Mr. Elias’ employment agreement requires the Compensation Committee to annually review his base salary and make a recommendation to the Board of Directors regarding possible increases.  Under the terms of Mr. Elias’ employment agreement, the Board of Directors may, in its sole discretion, increase, but not decrease, his base salary.  In general, executive officers and other employees of the Company are reviewed for potential salary increases on or about April 1 of each year.

At their March 2007 meeting, the Compensation Committee approved base salary increases as follows:  Mr. Elias’ salary was increased from $350,000, the minimum salary provided for under his employment agreement, to $400,000, effective April 1, 2007; Mr. Tugwell’s base salary was increased from $235,000 to $246,000; and Mr. Long’s base salary was increased from $227,000 to $238,000, also effective April 1, 2007.  The Compensation Committee based its approval of these increases in base salaries upon general competitive compensation levels, based on the Mercer Survey, and industry conditions.  The 2007 increases reflect a 4.7% increase in Mr. Tugwell’s salary, a 4.8% increase in Mr. Long’s salary and a 14.3% increase in Mr. Elias’ salary.  In 2006, base salaries for Messrs. Tugwell and Long were increased in April and October on the basis of similar factors as well as 2005 performance.  The combined 2006 increases reflected at 14.6% increase in Mr. Tugwell’s salary and a 13.5% increase in Mr. Long’s salary. In 2006, Mr. Elias declined an increase in base salary recommended by the Compensation Committee.  After a review of all 2007 operating and financial results and performance factors, as compared with the goals and objectives of the executive officers, the Compensation Committee at their March 2008 meeting decided not to recommend an increase in the base salaries of the executive officers.  The non-employee Board ratified that decision at their March 2008 meeting.   After a review of all 2008 operating and financial results and performance factors, the Compensation Committee at their January 2009 meeting decided not to recommend an increase in the base salaries of the executive officers; however, effective January 26, 2009, Mr. Tugwell’s base salary was increased from $246,000 to $250,000, and the non-employee Board ratified that decision.  This slight increase was to equalize his base salary with that of Gary L. Pittman, who joined the Company as its new Executive Vice President and Chief Financial Officer on January 26, 2009.

Performance-Based Cash Bonus.   The Company also offers each of its executive officers an opportunity to earn additional cash compensation in the form of annual cash bonuses following attainment of specified Company performance objectives established by the Compensation Committee and certain individual performance objectives established at the beginning of the year.  The Compensation Committee believes that making a significant portion of executive officer compensation subject to the Company attaining specified performance objectives and strategic goals and the individual meeting certain individual objectives motivates the executive officers to increase their respective individual efforts on behalf of the Company. The Compensation Committee believes that it is appropriate that the Company’s executive officers’ compensation be more heavily weighted as to whether the Company attains its specified performance objectives and strategic goals and less dependent on the executive’s attainment of individual goals.  For pay grades lower than 15, which does not include executive officers, the Company’s performance is weighted less heavily, and the individual’s performance is weighted more heavily.  The objectives and goals are specifically set to be challenging, yet achievable, with strong performance from the executive officers and the employees of the Company as a whole.

Under the Company’s bonus program, the Compensation Committee uses discretion in determining each executive officer’s annual bonus, after reviewing the Company performance objectives, individual performance objectives, overall financial and operational performance of the Company, compensation survey data and recommendations of the Chief Executive Officer with respect to the other executive officers.  These determinations are submitted to the non-employee Directors for ratification. The amount of bonus that may be earned is based on a targeted percentage of the individual’s annual salary, subject to a maximum-targeted percentage, and is subject to adjustment by the Compensation Committee. Total bonus opportunities for 2006, 2007 and 2008 performance for Mr. Tugwell ranged from 0% to 120% of base salary, with a target payout of 60%; for Mr. Long from 0% to 110% of base salary, with a target payout of 55%(1); for Mr. MacLeod from 0% to 100% of base salary, with a target payout of 50%; and for Mr. Elias from 0% to 130% of base salary, with a target payout of 65%.  The bonuses of the executive officers for 2006, 2007 and 2008 performance were based 80% on Company performance and 20% on achievement of the individual’s performance objectives.  Because of the Company’s decision in December 2007 to explore strategic alternatives, including a possible sale or merger of the Company, the Company announced a retention bonus plan for 2008 as discussed below under “Other Benefits” and, as a result, did not establish a performance-based bonus award program for 2008.

Company Performance.  For 2007, the Company performance component of the bonus was based on:

•                  achievement of performance objectives as established by the Compensation Committee,

•                  subject to adjustment at the discretion of the Compensation Committee based achievement of overall Company financial goals.

The Company performance objectives for 2007 consisted of:

•                  specified annual increases in reserves (weighted 40%);

•                  specified annual increases in production (weighted 30%);

•                  competitive finding and development costs (“F&D”) (weighted 15%);

•                  lease operating expense (“LOE”) (weighted 7.5%); and

•                  control of general and administrative expenses (“G&A”) (weighted 7.5%).

The Compensation Committee establishes the Company performance objectives annually based on those projected in the Company’s annual budget and plan, as revised, for the applicable period, approved by management and reviewed and ratified by the Board of Directors.  The target levels for performance objectives may differ from the budget and plan in a given year, but are intended to reflect planned performance over the course of a full annual business cycle.  Accordingly, the target levels for the performance objectives are established with the expectation of paying out bonuses approximately at target, with a low probability of either failing to reach the minimum threshold level or reaching the maximum level. Both the LOE and G&A measures are calculated on a unit-of-production basis.

(1) Mr. Long resigned as Executive Vice President and Chief Financial and Accounting Officer effective May 30, 2008.

G&A excludes capitalized costs and restricted stock grants.  In addition, the F&D objective is calculated as a three-year moving average obtained by dividing capital expenditures by new reserves net of revisions without including acquisitions. This is the only category of the performance objectives where acquisitions are excluded.  The objectives for reserve growth, production growth and competitive F&D costs are the major components of the Company’s bonus program.

The bonus components described above are based generally upon specific performance criteria for each component.  Payouts can range from 0% to 200% of target bonuses.  The minimum thresholds of performance to begin earning a payout for each component are established by the Compensation Committee.  Payout is prorated based on actual performance for each objective, subject to a maximum payout level of 200%.

For 2007, the Company did not achieve its minimum thresholds to earn a payout in any area of the Company’s performance objectives.  For 2006, the Company did not achieve its minimum thresholds in the areas of reserve growth, F&D costs and G&A expense.  Production growth was slightly above the minimum threshold required to earn a payout but well below expectations, and LOE expense was significantly better than the minimum threshold required to earn a payout.  However, no bonuses were paid with regard to the Company performance component of the bonus program for 2006 because the Company did not achieve certain of its overall financial goals.  In addition, the Compensation Committee wanted to wait and determine what the financial and operating results were from the January 2007 acquisition of properties.  Based on the Company’s decision in December 2007 to explore strategic alternatives, the Company did not establish a performance-based bonus award program for 2008 and, consequently, in 2008, no award thresholds or targets were established and no performance-based bonuses were paid out.  The Company did, however, establish a retention bonus plan for 2008 as discussed below under “—Other Benefits—Retention Bonus Plan.”

Overall Financial Goals.  With respect to the bonus for the executive officers, the Compensation Committee considers, but does not rely solely on, the above predetermined formulas when evaluating achievement of the Company’s performance objectives. In this respect, the Compensation Committee also considers whether the Company was successful in meeting its overall financial goals. This is a subjective assessment, with no particular weighting given, but this objective is considered by the Compensation Committee in determining executive officer bonuses.  The financial goals for the Company for 2006 and 2007 were:

•                  to ensure that funds are available to execute the Company’s overall recommended capital expenditure program as projected in its annual approved budget and plan while maintaining a prudent financial structure with a debt-to-total-capital ratio of less than 30% (however, it is recognized that from time to time this ratio will be exceeded due to acquisitions);

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

The Compensation Committee, in its judgment, recognized that the Company was able to maintain a relatively conservative balance sheet in 2007 when measured against these overall financial goals.  Nevertheless, the Compensation Committee found that:

•                  the Company exceeded its debt-to-total-capital ratio of 30%; and

•                  the Company borrowed approximately $18.4 million to fund its capital spending program (excluding acquisitions) because cash flow was less than expected for the full year.

With respect to 2007, the Compensation Committee noted that the Company exceeded its debt-to-total-capital ratio during the fiscal year and had to borrow money to fund its capital spending program, and therefore recommended, with Mr. Elias’ concurrence, that no bonus payout of the Company performance portion of the bonus program be made to any employees, including the executive officers, for 2007.  The non-employee directors ratified this decision at their March 2008 meeting.  With respect to 2006, the Compensation Committee noted the Company’s increase in overall debt level during 2006, and recommended, with Mr. Elias’ concurrence, that no bonus payout of the Company performance portion be paid.  Because of the Company’s decision to explore strategic alternatives, including a possible sale or merger of the Company, the Company announced a retention bonus plan for 2008 as discussed below under “Other Benefits” and, as a result, did not establish a performance-based award program for 2008.

Individual Performance.  In evaluating an executive officer’s performance towards his or her individual objectives (weighted at 20% of total bonus target), the Compensation Committee uses its discretion and assesses performance by the executive officer against mutually defined expectations.  The process includes individual appraisal components that are both objective and subjective.  This includes an assessment of how the executive performed relative to defined roles and accountabilities, quantifiable objectives such as meeting the Company’s specific fiscal or physical targets, overall performance of the Company, and a more subjective assessment of a number of performance attributes such as teamwork, communication, participation leadership, decision making, creativity/innovation, planning and organization and performance management.  With regard to individual objectives, there are no specific formulas.  The Compensation Committee makes an assessment, in its judgment, of the degree to which individual objectives have been satisfied.  Individual performance of the executive officers, except the Chief Executive Officer, is first assessed by the Chief Executive Officer, who makes recommendations to the Compensation Committee for its consideration.

Historically, in the case of Messrs. Tugwell and MacLeod, as part of their individual objectives, they are expected to ensure that attractive investment opportunities are identified on an ongoing basis and ultimately added to the company’s portfolio in order to provide opportunities for future growth.  These opportunities can take on many forms such as seismic options, new acreage leases, farm-ins and/or farm-outs, joint exploration ventures, and acquisitions of producing properties that have upside potential.  In doing so, Messrs. Tugwell and MacLeod are expected to apply the most appropriate technology in an effective manner while ensuring that constant attention is given to managing costs effectively.  The Company’s total expenses (i.e. LOE, production and ad valorem taxes, G&A and net interest and dividends) on a dollar per unit-of-production basis are expected to be in the lowest quartile of our peer group.  They are expected to make intelligent and timely hedging decisions to help mitigate the adverse impact commodity price volatility can have on cash flow and the Company’s ability to continue expanding its program.  Messrs. Tugwell and MacLeod also have essentially the same roles and accountabilities as Mr. Elias, as discussed below, except they are applicable to their specified functional areas of responsibilities.

After a review of all 2008 operating and financial results and performance factors, as compared with the goals and objectives of Messrs. Tugwell and MacLeod, the Compensation Committee determined at its January 2009 meeting that these individual objectives were not reached with respect to 2008.   For the reasons discussed above, at their January 2009 meeting, the Compensation Committee recommended to the Board of Directors that no payout of the individual portion (20%) of the bonus program be made for Messrs. Tugwell and MacLeod for 2008.

With respect to the individual performance of Messrs. Long and Tugwell in 2007, the Compensation Committee recommended to the Board of Directors that no payout of the individual portion (20%) of the bonus program be made for Messrs. Tugwell and Long for 2007.  With respect to the individual performance of Messrs. Long and Tugwell in 2006, the Compensation Committee approved the full amount of potential bonus payments under the individual performance component (20%) of their bonus program based on achievement of the objectives discussed above and also taking into account the effort involved in connection with acquisitions.  Due to the Company’s decision to explore strategic alternatives, including a possible sale or merger of the Company, the Compensation Committee did not establish individual performance objectives for Messrs. Long, Tugwell and MacLeod for 2008, and the non-employee Directors of the Board ratified this decision at their March 2008 meeting.

With respect to Mr. Elias, the 20% of his bonus based on individual performance has historically been based on achievement of individual roles and accountabilities, achievement of short-term objectives and progress toward achievement of long-term goals.  For 2007, the roles and accountabilities for Mr. Elias included:

•                  providing overall leadership for all aspects of the Company;

•                  overseeing, developing and implementing the Company’s budget, plan, objectives and goals;

•                  monitoring and directing progress in achieving the Company’s budget, plan, objectives and goals;

•                  ensuring legitimate interests of the Board, shareholders, management and others are considered;

•                  reviewing and approving operating, financial and personnel matters; and

•                  building and maintaining an industry network in order to help achieve the Company’s goals and objectives.

The short-term individual objectives for Mr. Elias for 2007 included:

•                  achieving a consistent pattern of reserve growth at a competitive finding and development cost;

•                  achieving a consistent pattern of production increases in a cost-effective manner;

•                  maintaining a prudent financial structure that provides the flexibility to effectively execute the Company’s business plan (a debt-to-total capital of less than 30% and internal cash flow sufficient to fund the Company’s desired program);

•                  expanding and/or increasing the Company’s reserve base and production via an acquisition or merger that is not detrimental to the Company’s financial structure; and

•                  expanding and/or increasing the Company’s reserve base and production in the immediate and longer-term through organic growth in new grass root exploration and/or exploitation plays.

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

These three-year goals and other goals and targets described herein are aspirational in nature and are forward-looking statements.  As was noted in last year’s proxy and 10-K/A, we cannot assure you that they will be achieved and actual outcomes may vary materially.  These goals involve risks and uncertainties, including, but not limited to, those set forth under ITEM 1A. “RISK FACTORS” and other factors detailed in our Annual Report on Form 10-K and our other filings with the SEC.  The Committee and Mr. Elias agreed that the above longer term goals are to be achieved on a cost-effective basis and not at the expense of the long-term viability of the Company.

Due to the Company’s ongoing strategic alternatives process, including the possible sale or merger of the Company, the Compensation Committee recommended, and Mr. Elias agreed, that no individual performance objectives for Mr. Elias would be established for 2008, and no bonus would be made to Mr. Elias for the individual performance component of the bonus program.  The non-employee Directors of the Board ratified this decision at their March 2008 meeting.  No bonus was paid to Mr. Elias under the individual performance component with regard to 2007 or 2006, including on the basis of 2007 and 2006 operating and financial results, respectively.

Long-Term Equity-Based Compensation.   The Company has relied on grants of stock options and grants of restricted stock under its Incentive Plan and, in the past, in the case of Mr. Elias, outside of the Incentive Plan, to provide long-term incentive-based compensation.  There were no equity grants made in 2008 and all equity grants made in 2006 and 2007 were pursuant to the Incentive Plan.

In recent years, we have relied primarily on restricted stock, as opposed to stock option, awards.  A restricted stock award is a grant of a right to receive shares that vest over time.  As the stock award vests, the shares are owned outright.  Such awards are made at the discretion of the Compensation Committee and are ratified by the non-employee Directors. Relevant factors in the determination of grants, which are not subject to any particular weighting, are:

•                  the impact the executive’s performance had on the Company and what impact the executive is expected to have in the future;

•                  the desire to retain the executive in the employ of the Company;

•                  data regarding stock grants at comparable companies, including the Mercer Survey;

•                  the relative grade level of the officers;

•                  length of service with the Company;

•                  the executive officers’ base salary;

•                  in the case of other executive officers, recommendations of the Chief Executive Officer; and

•                  performance evaluation of each executive officer with respect to the prior fiscal year.

Awards of restricted stock are designed to encourage executive officers to retain an ownership interest in the Company, to align their interests with those of stockholders and to reward increases in the Company’s share price over time.

Historically, we awarded restricted stock that vested and was issued in equal one-third increments on the first, second and third anniversary of the date of grant.  However, the Compensation Committee and the Board of Directors have determined that restricted stock grants, beginning with those made in October 2006, should vest over a longer period of time than previous grants.  We feel that a longer vesting schedule not only more closely aligns the executives’ (and other employees’) interests with those of the stockholders, it also encourages retention of highly qualified and talented employees whose abilities help the Company achieve its long-term goals.  Accordingly, since August 2006, the Company has shifted to awarding restricted stock that vests 20% on the second anniversary of the grant date and vests 40% on each of the third and fourth anniversaries of the grant date.

At its March 2008 meeting, the Compensation Committee recommended that, due to the Company’s failure to meet its long-term financial goals and objectives for 2007, no restricted stock grants would be made to employees, including executive officers, and the non-employee members of the Board of Directors ratified this decision at their March 2008 meeting.  In addition, at its January 2009 meeting, the Compensation Committee recommended, after a review of all 2008 operating and financial results and performance factors, that no restricted stock grants would be made to employees, including executive officers, and the non-employee members of the Board of Directors ratified this decision at their January 2009 meeting.

At their March 2007 meeting, the Compensation Committee approved restricted stock grants for Messrs. Elias, Tugwell and Long in the amounts of 20,000 shares, 10,000 shares and 10,000 shares, respectively.  The grant date for this award was April 1, 2007.

In March 2006, restricted stock grants were made to Messrs Elias, Tugwell and Long in the amounts of 12,000 shares, 5,400 shares and 5,400 shares, respectively.  In August 2006 supplemental, one-time restricted stock grants were made to each of Messrs. Tugwell and Long in the amount of 30,000 shares, in recognition of the officers’ performance and the competitive compensation market and other industry conditions.

Grants of stock options to executive officers may be made by the Compensation Committee although none have been granted since 2003 except for a grant to Mr. Elias in 2004 pursuant to the terms of his employment agreement.  Since inception of the Incentive Plan, options under the Incentive Plan have been granted to 56 current and former employees and Directors, at exercise prices ranging from $2.11 per share to $13.99 per share.  For a discussion of the Company’s philosophy on its shift away from granting stock options to employees, including the executive officers, in favor of awarding restricted stock grants, see “—Certain Policies of Executive Compensation Program—Company Shift Away from Issuing Stock Options in Favor of Restricted Stock Grants” below.

Other Benefits

The Company provides a competitive benefits package to all full-time employees, which includes health and welfare benefits, such as medical, dental, vision care, disability insurance, life insurance benefits, a 401(k)

savings plan, educational reimbursement, and severance benefits under change in control agreements.  The Company has no other executive perquisite benefits (e.g. club memberships or company vehicles) for any executive officer with an incremental cost to the Company in excess of $10,000, and does not provide any deferred compensation programs or supplemental pensions to any employees, including the executive officers.  The Company provides supplemental life insurance for Mr. Elias, in accordance with his employment agreement.  The cost to the Company of Mr. Elias’ supplemental life insurance is reflected in the “Summary Compensation Table” below.

401(k) Savings Plan.  The Company has a tax-qualified 401(k) Employee Savings Plan (the “401(k) Plan”) for its employees generally, in which the executive officers also participate. Under the 401(k) Plan, eligible employees are permitted to defer receipt of their compensation up to the maximum amount allowed by law, with the employee’s contribution not to exceed $15,500 for 2008 (subject to certain limitations and exceptions imposed under the Internal Revenue Code of 1986, as amended (the “Code”)). The 401(k) Plan provides that a discretionary match of employee deferrals may be made by the Company in cash or stock. Pursuant to the 401(k) Plan, in 2008 the Company elected to match 100% of the first 8% of employee deferral, subject to limitations imposed by the Internal Revenue Service.  The amounts held under the 401(k) Plan (except for any matching contributions made by the Company in Common Stock) are invested among various investment funds maintained under the 401(k) Plan in accordance with the directions of each participant. Except for customary “blackout” periods imposed from time to time by the Company on all employees including executive officers, the 401(k) Plan does not restrict employees from selling vested shares of the Company’s Common Stock held in the plan. Salary deferral contributions by employees under the 401(k) Plan are 100% vested. Company contributions vest 50% at the completion of the first year of employment with the remaining 50% vesting at the completion of the second year of employment. All Company contributions after the completion of the second year of employment are fully vested. Participants or their beneficiaries are entitled to payment of vested benefits upon termination of employment.  The Company contributions to the executive officers, except in the case of Mr. Elias, as he does not participate in the 401(k) Plan, are shown below on the Summary Compensation Table.

Change in Control Severance Agreements.  The Company has entered into a severance agreement with each employee of the Company, including the executive officers.  These agreements grant severance benefits in the event of a qualified termination of employment within two years of a change of control.  The oil and gas industry is constantly evolving and changing, including through acquisitions and mergers.  The Company has chosen to enter into change of control agreements with all of its employees, including the executive officers, to promote stability and continuity of management and personnel. The Company feels that by protecting employees from any potential economic upheaval in their personal lives at the time of a change in control, employees will be better able to focus on the work at hand.  The severance agreements executed by the executive officers are “double trigger” agreements, not “single trigger.”  In other words, benefits are payable following a change of control only if the executive is terminated without cause or resigns for good reason.  The Company feels that linking severance benefits to a change of control will eliminate, or at least reduce, any reluctance of senior management to pursue potential change in control transactions that may be in the best interests of the stockholders.  Information regarding applicable payments and other benefits under such agreements for the executive officers is provided under the heading “—Potential Payments Upon Change in Control or Termination” below.   The severance agreements of all of the Company’s employees were amended and restated in April 2008 to make them exempt from or conform to the requirements of Section 409A of the Internal Revenue Code of 1986, as amended and the final and transitional guidance promulgated thereunder (collectively, “Section 409A”).  The amendments change the timing of certain payments under the severance agreements of the executive officers in accordance with the requirements of 409A, but do not change the amount of such payments.  In the case of Mr. Elias’ severance agreement, the amendment also clarifies that in the event severance benefits would otherwise be payable under both the severance agreement and any other plan or agreement, including the employment agreement described below, Mr. Elias has agreed that he will receive only the benefits specified under his severance agreement and the continuation of certain term life insurance as provided for under his employment agreement.

The severance agreements of all of the Company’s employees, were amended in July 2008 to provide for, in the case of all executive officers, (1) continued medical, dental and vision coverage for 18 months following termination at active employee premium rates and (2) a cash lump sum payment in an amount estimated to be sufficient, taking into account estimated active employee premium rates, to purchase equivalent medical, dental and vision coverage in the period extending from the 19th through 36th months following termination.  In the case of all employees except Mr. Elias, this amendment also provided for a lump sum payment to help defray the employee’s cost of obtaining post-termination life and accidental death and dismemberment insurance.

Retention Bonus Plan.   In May 2008, following discussion and approval by the Board of Directors, a retention bonus plan was announced and put in place for all Company employees except executive officers.  The retention bonus plan provided for a payment of three (3) months salary for all full-time employees (excluding executive officers) who remained an active employee of the Company through October 1, 2008.   Upon further discussion with the Board of Directors, a decision was made to offer an additional three (3) months of salary for certain key employees of the Company (excluding executive officers). C.W. MacLeod was not an executive officer at the time the retention bonus plan was announced and was therefore eligible to receive a retention amount of $97,600.  The retention bonus payment to Mr. MacLeod was paid in October 2008.

In January 2009, the Company’s Board of Directors, on the recommendation of the Compensation Committee, approved cash retention bonuses totaling $105,000 for Messrs. Tugwell ($90,000) and MacLeod ($15,000).  Approval of the cash retention bonuses was given as an incentive for the continued employment of executive officers through the Company’s strategic alternative evaluation process in 2009.  These cash retention bonuses are payable on the earlier of (i) December 31, 2009 or (ii) the consummation of a merger or sale of the Company.  A decision was made to award C.W. MacLeod an additional $25,000 retention payment for assuming the role of acting CFO of the Company following the resignation of Mr. Long effective May 30, 2008, and this payment was made in February 2009.

Employment Agreements.  In addition to the components of executive compensation described above, Mr. Elias is a party to an employment agreement originally dated effective November 16, 1998 with the Company, which agreement was approved by the Board as a whole and the Compensation Committee.  In doing so, the Board and Compensation Committee considered a variety of factors, including a review of comparable industry data, the compensation package of Mr. Elias’ predecessor at the Company and negotiations between Mr. Elias and the Compensation Committee. The Company entered into an employment agreement with Mr. Elias in order to induce and retain the employment of Mr. Elias and to stimulate his active interest in the development and financial success of the Company and the term of the agreement was designed to give the Company the ability to retain Mr. Elias’ services until his retirement.  The Employment Agreement had an initial term of three years from January 1, 1999, and is extended automatically for successive one-year periods on each anniversary of the effective date unless either Mr. Elias or the Company provides the other with advance notice of non-renewal.  If either the Company or Mr. Elias gives notice of non-renewal, no automatic extension shall occur and Mr. Elias’ employment will terminate on the third November 16th to occur following that notice; that is, his employment may continue for a period of up to three years following the notice.  Most recently, the agreement was renewed on November 16, 2007, based on largely the same considerations as when originally entered into.

The employment contract of Mr. Elias provided for an initial minimum salary of $350,000, and requires the Compensation Committee to annually review his base salary and make a recommendation to the Board of Directors regarding possible increases. Such recommendations are made on or about April 1 of each year after careful review of the Company’s and Mr. Elias’ performance. Under the terms of Mr. Elias’ employment agreement, the Board of Directors may, in its sole discretion, increase but not decrease his base salary.  As discussed above under “—Executive Compensation Components-Base Salary,” the Committee recommended and the Board awarded an increase in base salary for Mr. Elias of $50,000, effective April 1, 2007.  Mr. Elias’ employment agreement also provides that he have annual bonus plan opportunities of at least 50% of base salary for target performance and at least 100% of base salary at the maximum performance level.  His employment agreement also provided for awards of non-qualified stock options in the past, the final grant being 50,000 shares on April 1, 2004. No further stock options will be granted under his employment agreement.  Mr. Elias is the only employee with which the Company has entered into an employment agreement.  Mr. Elias’ employment agreement also entitles him to certain benefits upon a termination of employment.  See “—Potential Payments Upon Change in Control or Termination” below for information about Mr. Elias’ employment agreement and the potential payments and benefits to Mr. Elias upon termination of his employment with the Company.  The employment agreement was amended and restated in April 2008 in connection with the amendment and restatement of Mr. Elias’ severance agreement for purposes of Section 409A.

Other Paid Time-Off Benefits.  The Company provides vacation and other paid holidays to all employees, including the named officers, which are comparable to those provided at other companies in a similar industry.

Certain Policies of Executive Compensation Program

Timing of Equity-Based Compensation.  Stock option grants and restricted stock grants are effective as of the grant date, and options are priced at “fair market value” on the date of the grant.  The Incentive Plan defines “fair market value” as the mean between the high and low price of the Company’s stock on the grant date or, if the grant date is not a day when the stock market is open, the last preceding date for which trading data is reported by the market.  Equity grants are only made to executive officers during the normal annual compensation-setting cycle (on or about April 1 of each year) except under circumstances discussed under the heading “—Exceptions to Usual Procedures” below and except in the case of new hires that begin employment outside the time of the annual compensation-setting cycle.

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

Exceptions to Usual Procedures.  The Compensation Committee may from time to time approve (subject to ratification by the Board) the payment of special cash compensation or the grant of special equity-based awards to one or more of the executive officers, as it did in August 2006, in addition to payments and grants approved during the normal annual compensation-setting cycle.  The Compensation Committee might make such a recommendation if it believes it would be appropriate to reward one or more executive officers in recognition of contributions to a particular project, or in response to competitive and other factors that were not addressed during the normal annual compensation-setting cycle. The Compensation Committee may also  recommend adjustments to the annual performance-based objectives to take into consideration extraordinary, unusual or other occurrences that may happen during a fiscal year that cause the Compensation Committee and the Board of Directors to conclude that the measure or measures as so established do not in fact achieve the Company’s overall intended goals.

Overriding Royalty Interests. Since the Company’s initial public offering, certain non-executive employees of the Company received grants of overriding royalty interests in oil and gas prospects of the Company where such interests had been earned pursuant to employment agreements between such employees and the Company. Effective June 1, 1999, all employment agreements which provided for overriding royalty interests were terminated. Pursuant to a policy adopted as of that date, no employee of the Company is entitled to an overriding royalty interest on any prospect that is defined and leased after July 1, 2000. Overrides which were earned in prospects prior to July 1, 2000 or assigned of record remain valid. Executive officers of the Company have not been entitled to receive overriding royalty grants since the Company’s initial public offering. Prior to becoming an executive officer, Mr. Tugwell received overriding royalty interests under the Company’s prior practice and has, and will in the future, receive payments pursuant to such interests.

Security Ownership Requirement for Executive Officers.  The Company has not established any formal policies or guidelines addressing expected levels of stock ownership for the executive officers.  However, the Company does have a stock ownership requirement for its non-employee Directors, as described in “Director Compensation—Stock Ownership Requirements for Directors” later in this report.

Section 162(m) of the Internal Revenue Code.  Section 162(m) of the Internal Revenue Code of 1986, as amended, generally limits (to $1 million per covered executive) the deductibility for federal income tax purposes of annual compensation paid to company’s executive officers in a taxable year. Compensation above $1 million may be deducted if it is “performance-based compensation” within the meaning of the Code. Option grants that are made outside of stockholder-approved plans, such as most of the options grants made to Mr. Elias, are generally subject to the deductibility limits of Section 162(m).  In addition, restricted stock awards that vest solely on the basis of the passage of time are not considered performance-based compensation under Section 162(m), so compensation realized upon the vesting of restricted units awarded to executive officers to the extent the $1 million limitation is exceeded will not be deductible by the Company.  In the future, while the tax impact of compensation arrangements is one factor the Compensation Committee will consider, that impact must be evaluated in light of the Company’s overall compensation philosophy and objectives.  Accordingly, the Compensation Committee will seek to qualify compensation for deductibility in instances where it believes that to be in the best interests of the Company but retains discretion to authorize the payment of nondeductible amounts.

Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis included above and discussed the same with management of the Company and, based upon that review and discussion, recommends inclusion of the Company’s Compensation Discussion and Analysis in this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in its proxy statement.

The Compensation Committee:

Thurmon Andress

Jonathan M. Clarkson

Robert W. Shower

David F. Work, Chair

Pursuant to the SEC Rules, the foregoing Compensation Committee Report is not deemed “soliciting material” and is not “filed” with the SEC.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during the last completed fiscal year were Thurmon M. Andress, Jonathan M. Clarkson, Robert W. Shower and David F. Work.  There are no matters relating to interlocks or insider participation that the Company is required to report.

SUMMARY COMPENSATION TABLE

The Summary Compensation Table set forth below contains information regarding the combined salary, bonus and other compensation of each of the executive officers with respect to 2006, 2007 and 2008.

Name and Principal Position	Year	Salary	Bonus(1)	Restricted Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation (5)	Total

John W. Elias	2008	$400,000	—	$184,806	—	-0-	$4,040	$588,846
Chairman of the Board, President	2007	$387,500	—	$195,956	—	-0-	$4,040	$587,496
and Chief Executive Officer	2006	$350,000	—	$156,795	$68,937	-0-	$4,040	$579,772

John O. Tugwell	2008	$246,000	—	$151,466	—	-0-	$15,500	$412,966
Executive Vice President and	2007	$243,250	—	$188,099	—	-0-	$66,257	$497,606
Chief Operating Officer	2006	$220,000	—	$100,342	—	$56,000	$15,000	$391,342

C.W. MacLeod(6) Senior Vice President and Acting Chief Financial Officer	2008	$195,000	$97,600	$135,599	—	-0-	$15,600	$443,799

Michael G. Long(7)	2008	$99,166	—	$33,267	—	-0-	$20,085	$152,518
Executive Vice President	2007	$235,250	—	$188,099	—	-0-	$14,008	$437,357
and Chief Financial Officer	2006	$212,750	—	$100,342	—	$49,900	$14,260	$377,252

(1)

This amount reflects Mr. MacLeod’s award made in October 2008 under the Company’s Retention Bonus Plan prior to Mr. MacLeod becoming an executive officer. This award is discussed in more detail under the heading “—Executive Compensation Components—Other Benefits—Retention Bonus Plan” of the “Compensation Discussion and Analysis” section above.

(2)

These amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2006, 2007 and 2008 in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No 123(R) (“SFAS 123R”) of awards made pursuant to the Incentive Plan, and thus may include amounts in respect of stock awards granted in and prior to 2006. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures. A discussion of the assumptions used in calculating these amounts may be found in Note 19 to our 2008 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. These amounts reflect the Company’s accounting expense for these awards and do not correspond to the actual value that may be recognized by the executive officers.

(3)

The amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123R of option awards made to Mr. Elias in 2004. Pursuant to SEC rules, the amount shown excludes the impact of estimated forfeitures. The amount reflects the Company’s accounting expense for this award and does not correspond to the actual value that may be recognized by the executive. A discussion of the assumptions used in calculating this amount may be found in Note 19 to our 2008 audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2008. All option awards to Messrs. Tugwell, MacLeod and Long were fully vested prior to the Company’s adoption of SFAS 123R; therefore, there was no accounting expense in 2006, 2007 or 2008 for any unexercised options held by them.

(4)

These amounts reflect the annual performance-based cash bonus awards for the performance year in which they were earned and are paid on or about March 15 of the following year. No bonus amounts were paid with respect to 2007 or 2008 performance to executive officers. These awards are discussed in more detail under the heading “—Executive Compensation Components—Performance-Based Cash Bonus” of the “Compensation Discussion and Analysis” section above.

(5)

In the case of Mr. Elias, amounts shown represent payments by the Company for life insurance on his account. In the case of Mr. Tugwell, amounts shown represent the Company’s contributions under its 401(k) Plan and tuition and related cost reimbursements made to Mr. Tugwell in 2007 ($50,757). In the case of Mr. MacLeod, amounts shown represent Company contributions under its 401(k) Plan. In the case of Mr. Long, amounts shown represent the Company’s contributions under its 401(k) Plan in 2006 and 2007 and, in 2008, the Company’s contributions under its 401(k) Plan ($4,760) and payment for accrued but unused vacation at his date of resignation ($15,325).  None of the executive officers received perquisites with an incremental cost to the Company in excess of $10,000 in 2008.

(6)

On July 14, 2008, Mr. MacLeod was appointed Senior Vice President Business Development and Planning and Acting Chief Financial Officer of the Company.  The amounts reflected include his salary as Senior Vice President Business Development and Planning prior to that date.  Mr. MacLeod served as Acting Chief Financial Officer until January 26, 2009, when the Company hired Gary L. Pittman as Executive Vice President and Chief Financial Officer.  After that date, Mr. MacLeod continued his role as Senior Vice President Business Development and Planning.

(7)	Mr. Long resigned as Executive Vice President and Chief Financial and Accounting Officer effective May 30, 2008.

The 2008 Grants of Plan-Based Awards Table sets forth information regarding the estimated possible payouts of non-equity incentive plan awards to the executive officers based on Company performance and Restricted Stock Awards for 2008.  There were no plan-based awards made to executive officers in 2008.

2008 GRANTS OF PLAN-BASED AWARDS

						All Other
						Stock Awards;
						Number of	Grant Date
		Committee	Estimated Possible Payouts Under			Shares of	Fair Value
	Grant	Action	Non-Equity Incentive Plan Awards (1)			Stock or	of Stock
Name	Date	Date	Threshold	Target	Maximum	Units(2)	Awards

John W. Elias	—	—	(3)	$260,000	$520,000	—	—
John O. Tugwell	—	—	(3)	$147,600	$295,200	—	—
C.W. MacLeod	—	—	(3)	$97,500	$195,000	—	—
Michael G. Long(4)	—	—	(3)	$130,900	$261,800	—	—

(1)

The amounts shown represent the potential target and maximum payment levels for 2008 performance under the Company’s performance-based cash bonus program (a non-equity incentive plan). These amounts are based upon target and maximum percentages of each executive’s base salary and based upon Company and individual performance, as described in “Executive Compensation Components—Performance-Based Cash Bonus” of the “Compensation Discussion and Analysis” section above. No payouts of non-equity incentive plan compensation were in fact made to any executive officer with respect to 2008.

(2)	No stock awards were made to any executive officer in 2008.
(3)

There were no threshold amounts payable under the performance-based cash bonus program. Under the program, bonus payouts could range from $0 to the maximum amounts set forth above, as described in “Executive Compensation Components—Performance-Based Cash Bonus” of the “Compensation Discussion and Analysis” section above.

(4)	Mr. Long resigned as Executive Vice President and Chief Financial and Accounting Officer effective May 30, 2008.

The following Outstanding Equity Awards at Fiscal Year End 2008 table provides information with respect to the value of outstanding unexercised stock options and unvested stock awards held by the executive officers as of December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2008

	Option Awards(1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (1)		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested	Market Value of Non-Vested Shares or Units of Stock Held That Have Not Vested (2)

John W. Elias	—		—	—	24,000	$3,840
	200,000	(3)	$4.22	01/08/2009	—	—
	50,000		$3.16	01/02/2010	—	—
	50,000		$8.88	01/02/2011	—	—
	50,000		$5.18	01/02/2012	—	—
	24,000		$5.59	04/01/2012	—	—
	50,000		$3.88	01/23/2013	—	—
	50,000		$13.99	04/01/2014	—	—

John O. Tugwell	—		—	—	35,800	$5,728
	8,700		$7.06	05/21/2009	—	—
	1,300		$7.06	05/21/2009	—	—
	12,000		$5.59	04/01/2012	—	—

C.W. MacLeod	—		—	—	33,400	$5,344
	10,000		$5.18	01/02/2012	—	—
	12,000		$5.59	04/01/2012	—	—

Michael G. Long(4)	—		—	—	—	—

(1)   All stock options granted by the Company to the executive officers are fully vested and the Company has not issued any stock options to executive officers since 2003 except to Mr. Elias on April 1, 2004.  All options granted have a 10-year term.

(2)   The value shown is based on a closing stock price of $0.16 per share as of December 31, 2008.

(3)   These options expired on January 8, 2009 without being exercised by Mr. Elias.

(4)   Michael Long forfeited his unvested restricted stock upon his resignation from the Company on May 30, 2008 and had previously exercised all of his available options.

Shown below in the 2008 Option Exercises and Stock Vested table is information regarding the value realized by the executive officers by virtue of the exercise of options or vesting of restricted stock.

2008 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name of Executive Officer	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting		Value Realized on Vesting
John W. Elias	—	—	6,861	(1)	$28,267	(2)
John O. Tugwell	—	—	3,361	(3)	$13,847	(2)
	—	—	6,000	(4)	$10,680	(4)
C.W. MacLeod	—	—	2,668	(5)	$10,992	(2)
	—	—	6,000	(4)	$10,680	(4)
Michael G. Long (6)	—	—	3,361	(3)	$13,847	(2)

(1)	Includes 2,861 shares under a restricted stock award granted on April 1, 2005 and 4,000 shares under a restricted stock award granted on April 1, 2006.
(2)	The shares vested on April 1, 2008. A price of $4.12 per share was determined by taking the average of the high and low prices of the stock on April 1, 2008.
(3)	Includes 1,561 shares under a restricted stock award granted on April 1, 2005 and 1,800 shares under a restricted stock award granted on April 1, 2006.
(4)

The shares vested on October 1, 2008 under a restricted stock awarded granted on October 1, 2006. A price of $1.78 per share was determined by taking the average of the high and low prices of the stock on October 1, 2008.

(5)	Includes 1,268 shares under a restricted stock award granted on April 1, 2005 and 1,400 shares under a restricted stock award granted on April 1, 2006.
(6)	Mr. Long resigned as Executive Vice President and Chief Financial and Accounting Officer effective May 30, 2008.

Pension Benefits

The Company does not have any defined benefit pension plan that provides for payments, pensions or other benefits at, following or in connection with retirement.

Non-Qualified Deferred Compensation

The Company does not have any plan that provides for the deferral of compensation on a basis that is not tax-qualified.

POTENTIAL PAYMENTS UPON CHANGE IN CONTROL OR TERMINATION

Edge has entered into three types of agreements with the executive officers, or certain of them as detailed below, which provide for payments upon a termination of employment: employment agreements, severance agreements and restricted stock award agreements under the Incentive Plan.

Employment Agreement with Mr. Elias

Mr. Elias is the only executive officer with whom Edge has entered into an employment agreement. Mr. Elias entered into an employment agreement with Edge effective November 16, 1998 and amended and restated on April 3, 2008 to comply with Section 409A. The amendments, which are reflected as appropriate in the following description of the agreement, change the timing of certain payments under Mr. Elias’ agreement in accordance with the requirements of Section 409A, but do not change the amount of such payments. The agreement automatically renews for successive one-year terms and will continue to do so unless either party gives advance notice of non-renewal. Most recently, the agreement renewed on November 16, 2008. If either Edge or Mr. Elias gives notice of non-renewal, no automatic extension shall occur and Mr. Elias’ employment will terminate on the third November 16th to occur following that notice; that is his employment may continue for a period of up to three years following the notice.

Right of Edge to Terminate Employment. Notwithstanding the provisions regarding the term of agreement described above, Edge has the right to terminate Mr. Elias’ employment at any time for any of the following reasons:

•                  Mr. Elias’ death;

•                  Mr. Elias’ becoming incapacitated by accident, sickness or other circumstances that render him mentally or physically incapable of performing the duties and services required of him under the agreement on a full-time basis with reasonable accommodations for a period of at least 120 consecutive days or for a period of 180 business days during any 12-month period (referred to in this description of the employment agreement as “disability”);

•                  for cause (as described below);

•                  for Mr. Elias’ material breach of any material provisions of the agreement that, if correctable, remains uncorrected for 30 days following written notice to Mr. Elias by Edge of such breach; or

•                  for any reason at the sole discretion of the Edge board of directors.

“For cause” means Mr. Elias’ gross negligence, gross neglect or willful misconduct in the performance of the duties required of him or his final conviction of a felony or of a misdemeanor involving moral turpitude, excluding misdemeanor convictions relating to the operation of a motor vehicle.

Right of Mr. Elias to Terminate Employment. Notwithstanding the provisions regarding the term of agreement described above, Mr. Elias has the right to terminate his employment under the agreement at any time for any reason in his sole discretion or for any of the following reasons (the reasons below being referred to in this description of the employment agreement as “good reason”):

•                  Edge’s material breach of any material provision of the agreement;

•                  Edge’s assignment to Mr. Elias of duties and responsibilities that are materially inconsistent with the positions of Chief Executive Officer or Chairman of the Board;

•                  Edge’s failure to reappoint Mr. Elias to the positions of Chief Executive Officer and Chairman of the Board; or

•                  change in Mr. Elias’ principal place of employment by more than 50 miles.

In the case of the first three bullets above, Mr. Elias is required to give notice to Edge of the breach, assignment or failure within 90 days of its initial existence and such condition must remain uncorrected for 30 days before giving rise to the termination right (the “employment agreement correction period”). Mr. Elias’ resignation must be within 30 days after the expiration of the correction period.

Entitlement to Termination Benefits. Mr. Elias is entitled to the termination benefits described below under the employment agreement if his employment is terminated for any of the following reasons:

•                  his death or disability;

•                  termination of employment by Edge prior to expiration of term of agreement for any reason other than:

•                  for cause; or

•                  material breach of agreement by Mr. Elias; or

•                  termination by Mr. Elias for good reason.

Termination Benefits. The termination benefits under the employment agreement are as follows:

•                  a “Salary Severance Amount” equal to his base salary then in effect for the unexpired portion of the term of the agreement (a period of up to three years), paid out as follows:

•                  an immediate lump sum salary severance payment of $460,000 to be paid within five days of termination; plus

•                  the remaining balance of his Salary Severance Amount as reduced by the payment in (i) of this paragraph, such amount to be paid on the later of January 2, 2009 or five days after the termination date.

•                  immediate vesting of all outstanding stock options granted by Edge to him which will remain exercisable for a period of 12 months after such termination (but in no event beyond the expiration of the original term of such stock option grants);

•                  a lump sum cash payment equal to his prorated incentive target bonus in the year of termination (if termination is subsequent to January 1, 2008, to be paid on the later of (i) January 2, 2009 or (ii) five days following his termination date);

•                  life insurance coverage ($1,000,000) and annual tax gross-up of premium payments shall continue to be provided for the unexpired portion of the term of the agreement (a period of up to three years), with the life insurance gross-up payment to be made on the later of January 2, 2009 or five days following Mr. Elias’ termination date;

•                  cash payments equal to the amount credited to his account under any employee profit sharing plan or stock ownership plans that are forfeitable in accordance with the terms of such plans; and

•                  participation in Edge’s group health plan (for the same cost Edge charges to active employees) for a period of up to 18 months after the date of termination.

Covenants. The employment agreement of Mr. Elias provides for a covenant limiting competition with Edge during employment with Edge and, except in the event that his termination was by the board in its sole discretion, for as long as Edge is providing him with termination benefits. The agreement provides that Mr. Elias will not make any unauthorized disclosure of any confidential business information or trade secrets of Edge or its affiliates at any time during or after his employment with Edge and also contains a non-disparagement clause.

Severance Agreements

All current employees of Edge, including Messrs. Elias, Tugwell and MacLeod, are parties to severance agreements that provide for certain benefits in the event an involuntary termination of employment occurs within two years of a change of control of Edge. The agreements renew automatically for two-year terms unless the board elects to terminate the agreement during the 60 days prior to such automatic renewal. Most recently, the agreements for Messrs. Elias, Tugwell and MacLeod were renewed through January 1, 2010. The agreements for all employees, including Messrs. Elias, Tugwell and MacLeod, were amended and restated on April 3, 2008 to comply with Section 409A. The amendments, which are reflected as appropriate in the following description of the agreement, change the timing of certain payments under Mr. Elias’ agreements in accordance with the requirements of Section 409A, but do not change the amount of such payments. In the event a change of control occurs, the agreements are not subject to termination or amendment for a period of two years after the change of control, and if within the two year period following the change of control, an executive becomes entitled to severance benefits under the agreement, the agreement cannot be terminated. The agreements were further amended on July 14, 2008 to modify certain of the employees’ post-termination benefits, as described below in “—Severance Benefits.”

Change in Control. Change in control is defined as any of the following occurrences:

•                  Edge is not the surviving entity in any merger, consolidation or other reorganization (or survives only as a subsidiary of an entity other than a previously wholly-owned subsidiary of Edge);

•                  Edge is to be dissolved and liquidated, and as a result of or in connection with such transaction, the persons who were directors of Edge before such transaction will cease to constitute a majority of the board;

•                  any person or entity, including a “group” as contemplated by Section 13(d)(3) of the Exchange Act acquires or gains ownership or control (including, without limitation, power to vote) of 20% or more of the outstanding shares of Edge’s voting stock (based upon voting power), and as a result of or in connection with such transaction, the persons who were directors of Edge before such transaction cease to constitute a majority of the board; or

•                  Edge sells all or substantially all of the assets of Edge to any other person or entity (other than a wholly-owned subsidiary of Edge) in a transaction that requires Edge stockholder approval pursuant to the Texas Business Corporation Act.

Involuntary Termination. An involuntary termination means any termination of employment with Edge other than:

•                  resignation by the executive (other than a resignation at the request of Edge or a resignation in connection with a change in duties described below);

•                  termination by Edge for cause (which is the same as described for purposes of Mr. Elias’ employment agreement above);

•                  termination due to disability, as defined for purposes of Edge’s long-term disability plan;

•                  termination due to death; and

•                  in the case of Mr. Elias, his retirement, which is defined as his voluntary resignation (other than a resignation within 60 days after the date he receives notice of a change in duties or a resignation at the request of Edge).

As amended for Section 409A, if an executive has notified Edge of the existence of a change in duties (as defined below) within 90 days of its initial existence and Edge has not cured the condition within 30 days after such notice is provided (the “change in control correction period”), then a resignation of the executive is an involuntary termination if it occurs within 30 days after the expiration of the change in control correction period. A change in duties means the occurrence, within two years after a change in control, of any one of the following:

•                  a significant reduction in the duties of the executive;

•                  a material reduction in the executive’s annual salary;

•                  a change in location of executive’s principal place of employment by Edge by more than 50 miles; and

•                  in the case of Mr. Elias, Edge’s failure to reappoint him to the positions of Chief Executive Officer and Chairman of the Board.

Severance Benefits. Pursuant to such agreements, if the executive officers’ employment by Edge is subject to an involuntary termination occurring within two years after a change in control of Edge, the executive officer is entitled to receive:

•                  a severance amount equal to 2.99 times the sum of his annual salary and target annual bonus in the case of Mr. Elias, 2.0 times the sum of their annual salary and target annual bonus in the case of each of Messrs. Tugwell and MacLeod (in each case, the “severance amount”);

•                  for Mr. Elias, the portion of the severance amount attributable to his target bonus shall be paid in a lump sum within five days of his termination. In addition, a lump sum amount equal to the portion of the severance amount that exceeds the benefit payable under Mr. Elias’ employment agreement shall be paid in a lump sum within five days of his termination. The remaining portion of the severance amount shall be paid as specified in Mr. Elias’ employment agreement. Messrs. Tugwell and MacLeod shall be paid their severance amounts in a lump sum within five days of termination;

•                  full vesting of any outstanding incentive awards (such as restricted stock grants) that had not previously vested or otherwise become exercisable;

•                  continued medical, dental and vision coverage for 18 months at active employee premium rates;

•                  if still not reemployed after 18 months, a cash lump sum payment in an amount equal to 18 times the monthly amount that Edge pays to subsidize medical coverage for active employees;

•                  for executive officers other than Mr. Elias, a $2,000 lump sum payment to help defray the employee’s cost of obtaining post-termination life and accidental death and dismemberment insurance;

•                  reimbursement for outplacement services up to $6,000; and

•                  a tax gross-up payment designed to keep the employee whole with respect to any excise taxes imposed by Section 4999 of the Code.

When Mr. Elias’ severance agreement was amended and restated to comply with Section 409A, it was also amended to clarify that in the event severance benefits would otherwise be payable under both the severance agreement and any other plan or agreement, including his employment agreement, Mr. Elias has agreed that he will receive only the benefits specified under his severance agreement and the continuation of certain term life insurance as provided for under his employment agreement.

Restricted Stock Awards

When a restricted stock award is made by Edge, including those made to the executive officers, under the Incentive Plan, a restricted stock award agreement is entered into between Edge and the individual. The award agreements provide for accelerated vesting of restricted stock at termination of employment if termination is:

•                  by Edge without cause, as described below;

•                  by the executive for good reason, as described below;

•                  due to death; or

•                  due to disability (in the case of Mr. Elias, as defined in his employment agreement and in the case of Messrs. Tugwell and MacLeod as defined in good faith by Edge and/or by Edge’s long-term disability plan).

Under the award agreements, “cause” is defined as (1) having the same meaning as defined in any written employment agreement covering the subject employee or, in the absence of an employment agreement, (2) any of the following:

•                  conviction in a court of competent jurisdiction of any felony or a crime involving moral turpitude;

•                  the employee’s knowing failure or refusal to follow reasonable instructions, policies, standards and regulations of either the board or Edge;

•                  continued failure or refusal to faithfully and diligently perform his or her duties of employment;

•                  continuously conducting himself or herself in an unprofessional, unethical, immoral or fraudulent manner; or

•                  exhibiting conduct that discredits Edge or is detrimental to the reputation, character and standing of Edge.

Under the award agreements, “good reason” is defined as (1) having the same meaning as defined in any written employment agreement covering the subject employee or, if such agreement exists but that term is not defined, but the agreement contains a provision permitting the executive to voluntarily terminate employment upon the occurrence of certain events on terms substantially equal to a termination by Edge without cause, good reason shall mean any of those events, or, in the absence of an employment agreement provision, (2) any of the following:

•                  reduction in annual rate of salary;

•                  failure by Edge to continue an employee benefit plan or Edge taking action to adversely affect the employee’s participation in the benefit plan (unless such action adversely affects the senior management of Edge generally);

•                  assignment to the employee of materially more oppressive or onerous duties;

•                  relocation of the office more than 20 miles from the current location; or

•                  failure of Edge to obtain the assumption in writing of Edge’s obligations under the award agreement prior to a reorganization, merger, consolidation, disposition of all or substantially all assets or similar transaction in which Edge is not the survivor.

Termination of Employment by Edge for Cause or by the Employee Other than for Good Reason. If an executive officer terminates employment voluntarily, and not for good reason, any restricted stock awarded to the executive officer that has not previously vested is forfeited.

Termination and Change of Control Benefit Tables

Under the individual agreements with the executive officers described above that address their termination of employment, each executive officer would be entitled to receive the following estimated benefits. These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the executive officers, which would only be known at the time that they become eligible for payment and would depend upon the circumstances of the executive officer’s separation from Edge. The tables reflect amounts payable under the agreements assuming a termination of employment occurred on December 31, 2008.

John W. Elias. The following table shows the potential payments upon termination for John W. Elias, Edge’s Chairman, President and Chief Executive Officer, as if such termination had occurred on December 31, 2008.

	By Mr. Elias			By the Company
	Resignation or Retirement ($)	For Good Reason Without Change in Control ($)	Due to Change in Duties Following Change in Control(1) ($)	Without Cause ($)	Without Cause Following Change in Control ($)	For Cause ($)	Disability or Death ($)
Salary (2)	—	1,149,589	—	1,149,589	—	—	1,149,589
Incentive Bonus (3)	—	260,000	—	260,000	—	—	260,000
Cash Severance (4)	—	—	1,973,400	—	1,973,400	—	—
Equity (5)	—	3,840	3,840	3,840	3,840	—	3,840
Health & Welfare (6)	—	37,332	65,236	37,332	65,236	—	37,332
Outplacement Svc.	—	—	6,000	—	6,000	—	—
Tax Gross Up	—	—	649,834	—	649,834	—	—

Total	—	1,450,761	2,698,310	1,450,761	2,698,310	—	1,450,761

(1)   Resignation is required to be given within 30 days after the expiration of the change in control correction period, as defined above in “—Change in Control Agreements—Involuntary Termination.”

(2)   Termination under Mr. Elias’ employment agreement will result in payments according to the payment schedule discussed above in “—Employment Agreement with Mr. Elias—Termination Benefits.”

(3)   This value is based upon Mr. Elias’ target bonus of 65% of base salary for 2008 and is included separately from the cash severance amount only to illustrate payments required to be made under his employment agreement. His employment agreement provides that such payment be prorated for months of service during the year; assuming termination of employment on December 31, 2008, 100% of the target bonus amount ($260,000) would be payable. Any termination of employment would result in payment of the target bonus on the later of (i) five days following the termination date or (ii) January 1, 2009.

(4)   Cash severance payments are payable upon a qualified termination of employment following a change of control and are defined as 2.99 times the sum of Mr. Elias’ current salary plus his targeted bonus opportunity.

(5)   Represents the potential value of accelerated vesting of shares of restricted stock that have been awarded to Mr. Elias but were unvested as of December 31, 2008 (24,000 shares) based upon the closing share price on December 31, 2008 ($0.16). All stock option awards held by Mr. Elias are fully vested, so no amount is included for early vesting.

(6)   Includes an approximate cost to Edge to continue payment of supplemental life insurance premiums in the amount of $9,427 if termination benefits are paid under Mr. Elias’ employment agreement, which amount may not be due upon Mr. Elias’ death.

John O. Tugwell. The following table shows the potential payments upon termination of employment for John O. Tugwell, Edge’s Executive Vice President and Chief Operating Officer, as if such termination had occurred on December 31, 2008.

	By Mr. Tugwell			By the Company
	Resignation or Retirement ($)	For Good Reason Without Change in Control ($)	Due to Change in Duties Following Change in Control(1) ($)	Without Cause ($)	Without Cause Following Change in Control ($)	For Cause ($)	Disability or Death ($)
Cash Severance (2)	—	—	787,200	—	787,200	—	—
Equity (3)	—	5,728	5,728	5,728	5,728	—	5,728
Health & Welfare	—	—	74,892	—	74,892	—	—
Outplacement Svc.	—	—	6,000	—	6,000	—	—

Total	—	5,728	873,820	5,728	873,820	—	5,728

(1)   Resignation is required to be given within 30 days after the expiration of the change in control correction period, as defined above.

(2)   Cash severance payments are payable upon a qualified termination of employment following a change of control and are defined as 2.00 times the sum of Mr. Tugwell’s current salary plus his targeted bonus opportunity.

(3)   Represents the potential value of accelerated vesting of shares of restricted stock that have been awarded to Mr. Tugwell but were unvested (35,800 shares) as of December 31, 2008 based upon the closing share price on December 31, 2008 ($0.16). All stock option awards held by Mr. Tugwell are fully vested, so no amount is included for early vesting.

C.W. MacLeod. The following table shows the potential payments upon termination of employment for C.W. MacLeod, Edge’s Senior Vice President Business Development and Planning and Acting Chief Financial Officer, as if such termination had occurred on December 31, 2008.

	By Mr. MacLeod			By the Company
	Resignation or Retirement ($)	For Good Reason Without Change in Control ($)	Due to Change in Duties Following Change in Control(1) ($)	Without Cause ($)	Without Cause Following Change in Control ($)	For Cause ($)	Disability or Death ($)
Cash Severance (2)	—	—	585,000	—	585,000	—	—
Equity (3)	—	5,344	5,344	5,344	5,344	—	5,344
Health & Welfare	—	—	54,603	—	54,603	—	—
Outplacement Svc.	—	—	6,000	—	6,000	—	—

Total	—	5,344	650,947	5,344	650,947	—	5,344

(1)   Resignation is required to be given within 30 days after the expiration of the change in control correction period, as defined above.

(2)   Cash severance payments are payable upon a qualified termination of employment following a change of control and are defined as 2.00 times the sum of Mr. MacLeod’s current salary plus his targeted bonus opportunity.

(3)   Represents the potential value of accelerated vesting of shares of restricted stock that have been awarded to Mr. MacLeod but were unvested (33,400 shares) as of December 31, 2008 based upon the closing share price on December 31, 2008 ($0.16). All stock option awards held by Mr. MacLeod are fully vested, so no amount is included for early vesting.

DIRECTOR COMPENSATION

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board.  In setting director compensation, the Board considers the significant amount of time that Directors expend in fulfilling their duties to the Company, as well as the skills required by the Company of members of the Board.

Annual Retainer

Effective June 1, 2006, each non-employee member of the Board receives an annual retainer, which is paid in arrears on or following the annual meeting of stockholders, of $20,000 payable in cash and $50,000 payable in Common Stock of the Company, valued as of the award date (subject to rounding up or down such that the number of shares issued to each Director is a whole number, but not to exceed $50,000 in value), pursuant to the Incentive Plan.  Under the Incentive Plan, the annual stock awards to non-employee Directors are made as of the first business day of the month following the annual meeting of stockholders.  Following the originally scheduled and subsequently adjourned 2008 annual meeting of stockholders, each non-employee member of the Board received a retainer payment consisting of $20,000 cash.  However, after a review of all 2008 operating and financial results, the Board of Directors waived payment of the $50,000 portion of their annual retainer that is payable in Common Stock of the Company for fiscal 2008.  Furthermore, all Directors are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board or Board committees and for other expenses incurred in their capacity as Directors.  No stock options were granted to Directors in 2008.  For a discussion of the Company’s policies regarding issuance of stock options and restricted stock grants, see “Certain Policies of Executive Compensation Program” in the Compensation Discussion and Analysis section.

 In addition, the chairmen of the Board’s standing committees (Audit, Compensation and Corporate Governance/Nominating) each spend a significant amount of extra time beyond what is required for Board committee membership in performing their duties.  In acknowledgment of this fact, the chairman of each standing committee receives the following additional annual retainer, payable in cash in arrears:

Audit Committee Chairman	$10,000
Compensation Committee Chairman	$5,000
Corporate Governance/Nominating Committee Chairman	$5,000

At their January 6, 2009 meeting, the Board approved payment of the annual retainers that are paid in cash to the Directors, including the $20,000 annual retainer to all Directors and the annual retainers to be paid to committee chairmen, on a quarterly basis, in arrears, which payment will occur on or about the first day of the following quarter.  The $20,000 annual retainer will be paid to all Directors in four equal quarterly payments on January 1, April 1, July 1 and October 1 for the immediately preceding quarter.  A catch-up payment for the two quarters from July 1, 2008 through December 31, 2008 was made to the Directors in January 2009.

Board and Board Committee Meeting Fees

Each non-employee Director receives $1,500 cash for in-person attendance at a meeting of the Board of Directors ($500 if such attendance is telephonic) and $1,500 cash for each meeting of a standing committee of the Board of Directors attended in person ($500 if telephonic). Board and Board committee meeting fees are paid in cash to the Directors at or shortly after the time of the respective meetings.  The Board also appoints non-employee Directors to other special committees of the Board, as necessary.  Examples of these special committees may include, but are not limited to, a Pricing Committee, a Dividend Committee for our Preferred Stock and an Independent Committee.  Currently we do not pay committee meeting fees to non-employee Directors for attendance at special committee meetings, except in the case of two special committees that were established in 2008.  In addition to our standing Committees of our Board, on April 21, 2008, our Board of Directors established the Independent Committee to represent the interests of the holders of our preferred stock in connection with possible strategic alternatives. Our Board of Directors appointed Messrs. Clarkson and Creel as members of the Independent Committee, with Mr. Creel serving as chairman.  Messrs. Clarkson and Creel each received a one-time payment of $15,000 in cash plus $1,000 in cash for each Independent Committee meeting attended.  On December 4, 2008, our Board established a special committee of our Board (the “Strategic Alternatives Committee”) to formulate a strategic plan to reposition the Company in the marketplace given the current financial challenges faced by the Company and the industry and marketplace in general.  Our Board appointed Messrs. Andress, Clarkson, Creel and Work as members of the Strategic Alternatives Committee, with Mr. Work serving as chairman.  In recognition of the significant extra time and effort that will be required from these Directors on the Strategic Alternative Committee, the Board determined that each member of the Strategic Alternative Committee will receive attendance fees at the same rate and in the same manner as standing Committees of the Board.

The following 2008 Director Compensation Table shown below reflects information regarding the compensation of each of the non-employee Directors with respect to 2008.

2008 Director Compensation

Name(1)	Fees Earned or Paid in Cash(2)	Stock Awards ($)(3)	Total

Thurmon M. Andress	$40,500	$3,995	$44,495
Vincent S. Andrews	$43,000	$3,995	$46,995
Jonathan M. Clarkson	$77,500	—	$77,500
Michael A. Creel	$70,500	—	$70,500
John Sfondrini	$38,000	$3,995	$41,995
Robert W. Shower	$42,500	$3,995	$46,495
David F. Work	$43,500	$3,995	$52,495

(1)

John W. Elias, the Company’s President, Chairman of the Board and Chief Executive Officer, is not included in this table, as he is an employee of the Company and receives no compensation for his service as a Director. The compensation received by Mr. Elias as an employee of the Company is shown on the Summary Compensation Table earlier in this report.

(2)

Reflects the portion of the Board annual retainer that was paid in cash on October 29, 2008 ($20,000), committee chairmanship annual retainers paid in cash on October 29, 2008 (Mr. Clarkson, $10,000; Mr. Creel, $5,000; and Mr. Work, $5,000), Independent Committee fees (Mr. Clarkson, $15,000; Mr. Creel, $15,000) and the Board and Board committee meeting fees paid in 2008.

(3)

Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 in accordance with SFAS 123R, and thus includes amounts in respect of stock awards granted in and prior to 2007. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures. A discussion of the assumptions used in calculating these amounts may be found in Note 19 to our 2008 audited financial statements included in our Form 10-K. These amounts reflect the Company’s accounting expense for these awards and do not correspond to the actual value that may be recognized by directors. No new grants of restricted stock were made to any member of the Board of Directors in 2008. On May 2, 2008, the remaining traunche of the May 2, 2005 restricted stock grants made to certain members of the Board of Directors vested in the amount of 835 shares for each of Messrs. Andress, Andrews, Sfondrini, Shower and Work. Messrs. Clarkson and Creel were not members of the Board of Directors at the time of the May 2, 2005 restricted stock grants. No dollar amounts were recognized in 2008 under SFAS 123R with respect to stock options granted to non-employee Directors. As of December 31, 2008, the number of outstanding option awards held by the named directors were as follows: Mr. Andress: 8,000 shares; Mr. Andrews: 21,300 shares; and Mr. Work: 8,000 shares.

Stock Ownership Requirements for Directors

At their March 9, 2006 meeting, the Corporate Governance/Nominating Committee recommended that each Director be required to own shares of common stock of the Company equal to three times his annual Director compensation for 2006 and that such ownership be achieved within three years from July 1, 2006.  “Stock ownership” is defined to include stock owned by the Director directly or indirectly, stock owned by a controlled entity, such as an IRA or trust that is controlled by the Director, and restricted stock that has not yet vested but will vest to the Director prior to July 1, 2009.   Director compensation includes the annual retainer (both cash and stock), committee chairmanship fees and Board and committee meeting fees.  At its January 2008 meeting, the Corporate Governance/Nominating Committee clarified that the value of each Director’s stock for the purposes of this requirement will be based upon the price paid at the time of purchase for stock that is purchased or the value of the stock at the grant date for stock that is granted by the Company. The Corporate Governance/Nominating Committee monitors each Director’s progress over time towards his or her three-year target and informs the Directors of their progress towards this target annually.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 1, 2009 (except as indicated below) with respect to beneficial ownership of the Common Stock by:  (i) all persons who are the beneficial owner of 5% or more of the outstanding Common Stock; (ii) each Director or nominee for Director; (iii) each executive officer of the Company; and (iv) all executive officers and Directors of the Company as a group. As of April 1, 2009, 28,866,328 shares of Common Stock were issued and outstanding.  As of April 1, 2009, 2,875,000 shares of our 5.75% Series A cumulative convertible perpetual preferred stock (“Convertible Preferred Stock”) were issued and outstanding.  Each share of Convertible Preferred Stock is convertible at any time at the option of the holder thereof into approximately 3.0193 shares of Common Stock, subject to adjustments.  However, upon conversion, we have the right to deliver, in lieu of shares of Common Stock, cash or a combination of cash and shares of Common Stock.  Except for Gary L. Pittman, as noted below, no Director or executive officer of the Company beneficially owned any shares of Convertible Preferred Stock as of April 1, 2009.

Name (1)	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
John W. Elias (2)	564,693	1.94%
John O. Tugwell (3)	83,386	*
Gary L. Pittman (4)	3,019	*
C.W. MacLeod (5)	50,183	*
Michael G. Long (6)	79,767	*
Thurmon Andress (7)	29,847	*
Vincent S. Andrews (8)	54,552	*
Jonathan M. Clarkson	11,942	*
Michael A. Creel	15,942	*
John Sfondrini (9)	26,099	*
Robert W. Shower	23,544	*
David F. Work (10)	24,422	*
FMR LLC (11)	2,864,976	9.92%
Mac-Per-Wolf Company (12)	2,226,800	7.71%
Reed Conner & Birdwell LLC (13)	1,795,404	6.22%
Manning & Napier Advisors, Inc. (14)	1,500,880	5.20%
All Directors and executive officers as a group (12 persons) (15)	967,396	3.31%

*	Less than one percent.

(1)	Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.
(2)

Shares shown include (i) 274,000 shares of Common Stock that could be acquired pursuant to stock options exercisable within 60 days of April 1, 2009 and (ii) 215,000 shares purchased by Mr. Elias’ IRA account pursuant to the Company’s 1999 private placement on the same terms as were applicable to unrelated parties.

(3)

Shares shown include (i) 12,000 shares of Common Stock that could be acquired pursuant to stock options exercisable within 60 days of April 1, 2009; (ii) 10,000 shares of Common Stock that could be acquired pursuant to stock options exercisable within 60 days of April 1, 2009 but expire, if unexercised, on May 21, 2009; and (iii) 9,157 shares held in the Company’s 401(k) plan.

(4)

Shares shown include 3,019 shares of Common Stock that may be obtained through the conversion of Convertible Preferred Stock. Mr. Pittman acquired 1,000 shares of Convertible Preferred Stock prior to joining the Company. Based on the conversion rate of 3.0193 discussed above, Mr. Pittman would have the right to acquire 3,019 shares of Common Stock, assuming we do not exercise our right to deliver, in lieu of Common Stock, cash or a combination of cash and shares of Common Stock.

(5)

Shares shown include (i) 1,500 shares held by Mr. MacLeod’s IRA account; (ii) 22,000 shares of Common Stock that could be acquired pursuant to stock options exercisable within 60 days of April 1, 2009; and (iii) 9,518 shares held in the Company’s 401(k) plan.

(6)

Mr. Long resigned as Executive Vice President and Chief Financial and Accounting Officer effective May 30, 2008. Shares shown are reflective of his holdings at that date, including 3,856 shares of Common Stock held in the Company’s 401(k) plan.

(7)

Shares shown include (i) 8,000 shares of Common Stock that could be acquired pursuant to stock options exercisable within 60 days of April 1, 2009; and (ii) 4,000 shares of Common Stock held by Andress Oil & Gas LP, a limited partnership of which Mr. Andress serves as managing partner. Mr. Andress may be deemed the beneficial owner of the shares of Common Stock beneficially owned by Andress Oil & Gas LP. Mr. Andress disclaims such beneficial ownership except to the extent of his pecuniary interest in such limited partnership.

(8)

Shares shown include (i) 15,000 shares of Common Stock beneficially owned by Mr. Andrews’ wife, (ii) 3,568 shares held by Mr. Andrews’ children; (iii) 15,000 shares that could be acquired pursuant to stock options exercisable within 60 days of April 1, 2009; and (iv) 6,300 shares that could be acquired pursuant to stock options exercisable within 60 days of April 1, 2009 but expire, if unexercised, on May 21, 2009. Mr. Andrews may be deemed the beneficial owner of the shares of Common Stock beneficially owned by his wife and children. Mr. Andrews disclaims such beneficial ownership.

(9)	Shares shown include 4,998 shares held by Mr. Sfondrini’s children. Mr. Sfondrini may be deemed the beneficial owner of these shares. Mr. Sfondrini disclaims such beneficial ownership.
(10)	Shares shown include 8,000 shares of Common Stock that could be acquired pursuant to stock options exercisable within 60 days of April 1, 2009.
(11)

The business address of this beneficial holder is 82 Devonshire Street, Boston, Massachusetts 02109. The information regarding FMR LLC is based on a filing made with the SEC reflecting beneficial ownership of the Common Stock as of December 31, 2008.

(12)

The business address of this beneficial holder is 311 S. Wacker Dr., Suite 6000, Chicago, Illinois 60606. The information regarding Mac-Per-Wolf Company is based on a filing made with the SEC reflecting beneficial ownership of the Common Stock as of December 31, 2007. Shares shown include 201,800 shares of Common Stock beneficially owned with sole voting and dispositive power, and 2,025,000 shares of Common Stock beneficially owned with shared voting and dispositive power. The shared voting and dispositive shares of Common Stock are held by Perkins, Wolf, McDonnell and Company, LLC, a subsidiary of Mac-Per-Wolf Company.

(13)

The business address of this beneficial holder is 11111 Santa Monica Blvd., Suite 1700, Los Angeles, California 90025. The information regarding Reed Conner & Birdwell, LLC is based on a filing made reflecting beneficial ownership of the Common Stock made as of November 12, 2008.

(14)

The business address of this beneficial holder is 290 Woodcliff Drive, Fairport, New York 14450. The information regarding Manning & Napier Advisors, Inc. is based on a filing made reflecting beneficial ownership of the Common Stock as of December 31, 2008.

(15)

Shares shown include (i) 339,000 shares of Common Stock that may be acquired pursuant to stock options exercisable within 60 days of April 1, 2009; and (ii) 16,300 shares of Common Stock that may be acquired pursuant to stock options exercisable within 60 days of April 1, 2009 but expire, if unexercised, on May 21, 2009.

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2008.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by security holders	487,620	$6.54	423,768
Equity compensation plan not approved by security holders	461,000	$5.53	—
Total	948,620	$5.82	423,768

All amounts set forth opposite “Equity compensation plans approved by security holders” relate to the Incentive Plan. Amounts set forth opposite “Equity compensation plan not approved by security holders” relate to the Amended and Restated Edge Petroleum Corporation Elias Stock Incentive Plan (the “Elias Plan”), which is described below.

(1)

The shares set forth in column (a) are comprised of shares of Common Stock that may be issued in the future pursuant to currently outstanding options for the purchase of Common Stock and shares of Common Stock that may be issued in the future pursuant to currently outstanding restricted stock awards. In the case of restricted stock awards, the Company does not actually issue shares of Common Stock until and to the extent the awards vest. The amounts set forth in column (a) include 305,020 shares with respect to the Incentive Plan that may be issued in the future pursuant to currently outstanding restricted stock awards.

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

The Elias Plan, which provides for awards of restricted stock and of options for the purchase of Common Stock, was approved by the Board of Directors of the Company and 475,000 shares of Common Stock were initially reserved for issuance thereunder, of which no shares remain available for additional awards at December 31, 2008.  As of December 31, 2008, options for the purchase of 461,000 shares of Common Stock and a restricted stock award relating to 14,000 shares of Common Stock had been made to Mr. Elias under the Elias Plan.  The Elias Plan was adopted to induce and retain the employment of Mr. Elias and to stimulate his active interest in the development and financial success of the Company.  Mr. Elias’ employment agreement contemplates the issuance to him of options for the purchase of up to 450,000 shares of Common Stock, all of which options have been issued under the Elias Plan as of December 31, 2008.  The Elias Plan provided for the issuance of an initial option award to Mr. Elias for the purchase of 200,000 shares of Common Stock effective January 8, 1999, which became exercisable in increments of one-third of the shares subject thereto annually beginning on the date of grant, has a term of ten years and an exercise price equal to the fair market value of the Common Stock on the date of grant.  The Elias Plan provides that all subsequent option awards under the Elias Plan, which may be made in the sole discretion of the Board, be of options with a ten-year term, becoming exercisable in full upon the second anniversary of the date of grant and with an exercise price not less than the fair market value of the Common Stock on the date of grant.  Pursuant to the Elias Plan, the Board approved grants of non-qualified stock options to purchase 50,000 shares of Common Stock effective on or about January 1 of each of the years 2000 through and including 2003.  For 2004, options for the purchase of 37,000 shares were issued to Mr. Elias under the Elias Plan and options for the purchase of 13,000 shares were issued to him under the Incentive Plan.  All options were granted at an exercise price equal to the fair market value of the Common Stock on the date of grant.  The Elias Plan also provides for an award of 14,000 shares of restricted stock to Mr. Elias effective March 1, 2001, which vested in increments of one-third of the shares subject thereto annually beginning on the first anniversary of grant.  An option award to Mr. Elias for the purchase of 24,000 shares of Common Stock was made from the Elias Plan on April 1, 2002, which became exercisable in full upon the second anniversary of the date of grant at an exercise price equal to the fair market value of the Common Stock on the date of grant.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

DIRECTOR INDEPENDENCE

The Board, at its meeting held on January 6, 2009, determined that all directors of the Company are independent directors within the meaning of Marketplace Rule 4200(a)(15) of the Nasdaq Stock Market, except that Mr. Elias is not independent because he is an employee of the Company, and except that Mr. Sfondrini is not independent because of prior transactions described under “Certain Relationships and Related Transactions” later in this report.  There are no family relations, of first cousin or closer, among the Company’s directors or executive officers by blood, marriage or adoption.

The Board took into consideration certain relationships, described below, in making its determinations as to which directors are independent.  These relationships are not of a nature or significance such that they are required to be disclosed under the requirements applicable to the “Certain Relationships and Related Transactions” section of this report. The Board’s opinion was that the following relationships would not interfere with the exercise of independent judgment on the part of the director in carrying out his responsibilities as a director:

•                  Mr. Andrews, together with Mr. Sfondrini, control BV Partners Limited Partnership, which partnership was involved in a sale of oil and gas assets to the Company in 2007.  Mr. Andrews owns no limited partner interest in BV Partners Limited Partnership, and his ownership in the corporate general partner is not material in size or economic value.

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

•                  A limited partnership, of which one of the corporations affiliated with Mr. Andrews is the general partner, holds overriding royalty interests with respect to the Company’s working interest in certain wells and prospects.  As a result the Company pays royalties to these parties.  These overriding royalty interests are immaterial in amount.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2008, no financial transactions were disclosed or proposed with related persons for the Company to review, approve or ratify in which (i) the Company was or is to be a participant, (ii) the amount exceeded $120,000, and (iii) any related person had or will have a direct or indirect material interest.

The following parties formerly owned certain working interests in the Company’s Nita and Austin Prospects and certain other wells and prospects operated by the Company:  (1) Edge Group Partnership, a general partnership composed of three limited partnerships of which Mr. Sfondrini and a company wholly owned by Mr. Sfondrini are general partners; (2) Edge Holding Company, L.P., a limited partnership of which Mr. Sfondrini and a corporation wholly owned by him are the general partners; and (3) Essex Royalty Joint Venture I (“Essex I”) and Essex Royalty Joint Venture II (“Essex II”), both being joint venture partnerships of which Mr. Sfondrini and a company wholly owned by Mr. Sfondrini are managers.  In November 2007, Essex I and Essex II disposed of all of their remaining royalty and overriding royalty interests in wells operated by the Company.  Certain working interests, royalty interests and overriding royalty interests of Edge Holding Company, LP and Edge Group Partnership in the Austin Prospect in properties not operated by the Company were sold in February 2008 and the Company, at the same time, sold its interests in all properties where interests were also owned by any of these partnerships to the same unrelated third party purchasers in an auction.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our consolidated financial statements for the year ended December 31, 2008 have been audited by BDO Seidman, LLP, independent registered public accounting firm.  The Audit Committee is scheduled to select, later this year, the independent registered public accounting firm to perform our audit for the year ending December 31, 2009; accordingly, no independent registered public accounting firm has yet been selected for the year ending December 31, 2009, although BDO Seidman, LLP has been engaged to provide review services in connection with the quarter ended March 31, 2009.

BDO Seidman, LLP billed the Company as set forth in the table below for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2008 and 2007, respectively, and for the reviews of the Company’s quarterly financial statements included in the Company’s Quarterly Reports on Form 10-Q for such periods and for work on other SEC filings. Audit-related fees include BDO Seidman, LLP’s due diligence review of mergers and acquisitions and audits of acquisitions during the years ended December 31, 2008 and 2007, respectively.  All amounts billed by BDO Seidman, LLP were for work performed subsequent to its engagement during 2007 and 2008 and are reflected in the columns below.

	Fiscal 2008	Fiscal 2007

Audit Fees	$537,916	$590,481
Audit-related Fees	$115,685	$92,797
Tax Fees	—	—
All Other Fees	—	—

The Audit Committee pre-approved all of the services described above that were provided during the fiscal year ended December 31, 2008 and 2007 in accordance with the Audit Committee’s policy (discussed below) and the pre-approval requirements of the Sarbanes-Oxley Act.  Accordingly, there were no services for which the de minimis exception, as defined in Section 202 of the Sarbanes-Oxley Act, was applicable.

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

Amended and Restated Combination Agreement by and among (i) Edge Group II Limited Partnership, (ii) Gulfedge Limited Partnership, (iii) Edge Group Partnership, (iv) Edge Petroleum Corporation, (v) Edge Mergeco, Inc. and (vi) the Company, dated as of January 13, 1997

(Incorporated by reference from Appendix A to the Joint Proxy Statement/Prospectus contained in the Company’s Registration Statement on Form S-4/A filed on January 15, 1997 (Registration No. 333-17269)).

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

Certificate of Designations establishing the 5.75% Series A cumulative convertible perpetual preferred stock, dated January 25, 2007 (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 30, 2007).

3.8	—	Third Amendment to Bylaws of Edge Petroleum Corporation on October 21, 2008 (Incorporated by reference to exhibit 3.4 to the Company’s Current Report on Form 8-K filed October 23, 2008).

4.1	—

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

Fourth Amended and Restated Credit Agreement dated January 31, 2007 by and among Edge Petroleum Corporation, as borrower, and Union Bank of California, N.A., as Administrative Agent and Issuing Lender, and the other lenders party thereto (Incorporated by reference from exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007).

4.6	—

Amendments No. 1, 2 and 3 to the Fourth Amended and Restated Credit Agreement dated as of July 11, 2007, December 10, 2007 and May 8, 2008, respectively, by and among Edge Petroleum Corporation, as borrower, and Union Bank of California, N.A., as Administrative Agent and Issuing Lender, and the other lenders party thereto (Incorporated by reference from exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2008 filed on May 12, 2008).

4.7	—

Consent, executed July 11, 2008, among Edge Petroleum Corporation, the Lenders party thereto and Union Bank of California, N.A., as administrative agent for such Lenders (Incorporated by reference from exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 15, 2008).

4.8	—

Letter Agreement dated November 5, 2008 by and among Edge Petroleum Corporation, Union Bank of California, N.A., as Administrative Agent and Issuing Lender, and the other lenders party thereto (Incorporated by reference from exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2008 filed November 10, 2008).

4.9	—

Consent and Agreement, executed February 9, 2009, among Edge Petroleum Corporation, the lenders party thereto and Union Bank of California, N.A., as administrative agent for such lenders (Incorporated by reference from exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 9, 2009).

4.10	—

Consent and Agreement, executed March 10, 2009, among Edge Petroleum Corporation, the lenders party thereto and Union Bank of California, N.A., as administrative agent for such lenders (Incorporated by reference from exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 10, 2009).

4.11	—

Consent and Agreement No. 4 executed March 16, 2009, among Edge Petroleum Corporation, the lenders party thereto and Union Bank of California, N.A., as administrative agent for such lenders (Incorporated by reference from exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 16, 2009).

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

Amended and Restated Incentive Plan of Edge Petroleum Corporation as Amended and Restated Effective as of August 1, 2006 (Incorporated by reference from exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2006).

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

Edge Petroleum Corporation Amended and Restated Elias Stock Incentive Plan (Incorporated by reference from exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed May 30, 2001 (Registration No. 333-61890)).

†10.10	—

Form of Edge Petroleum Corporation John W. Elias Non-Qualified Stock Option Agreement (Incorporated by reference from exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed May 30, 2001 (Registration No. 333-61890)).

**†10.11	—	Summary of Compensation of Non-Employee Directors.

**†10.12	—	Salaries and Certain Other Compensation of Executive Officers.

†10.13	—	Description of Annual Cash Bonus Program for Executive Officers (Incorporated by reference from exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 12, 2007).

†10.14	—	New Base Salaries and Long-Term Incentive Awards for Certain Executive Officers (Incorporated by reference from exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 29, 2006).

10.15	—

Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated November 16, 2006 (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2007).

10.16	—

Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated November 16, 2006 (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 16, 2007).

10.17	—

First Amendment of Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated December 16, 2006 (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 16, 2007).

10.18	—

Second Amendment of Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated January 15, 2007 (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 19, 2007).

10.19	—

First Amendment of Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated January 15, 2007 (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 19, 2007).

10.20	—

Third Amendment of Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated January 31, 2007 (Incorporated by reference to exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 5, 2007).

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

†10.27

Fourth Amended and Restated Severance Agreement among Edge Petroleum Corporation and Kirsten A. Hink (Incorporated by reference from exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2009).

10.28	—

Merger Termination Agreement, dated December 16, 2008, among Chaparral Energy, Inc., Chaparral Exploration, L.L.C. and Edge Petroleum Corporation (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 17, 2008).

10.29	—

Termination and Settlement Agreement, dated December 16, 2008, among Magnetar Financial LLC, Investment Partners II (B), LLC, QRA SR, LLC, Triangle Peak Partners Private Equity, LP, Post Oak Energy Capital, LP, Chaparral Energy, Inc., Chaparral Exploration, L.L.C. and Edge Petroleum Corporation (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 17, 2008).

**12.1	—	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

**21.1	—	Subsidiaries of the Company.

**23.1	—	Consent of BDO Seidman, LLP.

**23.2	—	Consent of Ryder Scott Company.

**23.3	—	Consent of W. D. Von Gonten & Co.

*31.1	—	Certification by John W. Elias, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification by Gary L. Pittman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	—	Certification by John W. Elias, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	—	Certification by Gary L. Pittman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**99.1	—	Summary of Reserve Report of Ryder Scott Company Petroleum Engineers as of December 31, 2008.

**99.2	—	Summary of Reserve Report of W. D. Von Gonten & Co. Petroleum Engineers as of December 31, 2008.

*	Filed herewith.
**	Previously filed with the original Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
†	Denotes management or compensatory contract, arrangement or agreement, or a summary or description thereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Edge Petroleum Corporation

By	/S/ John W. Elias
John W. Elias
Chief Executive Officer and Chairman of the Board
Date: April 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/S/ John W. Elias	Date: April 30, 2009
John W. Elias
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By	/S/ Gary L. Pittman	Date: April 30, 2009
Gary L. Pittman
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By	/S/ Kirsten A. Hink	Date: April 30, 2009
Vice President and Controller
(Principal Accounting Officer)

By	/S/ Thurmon M. Andress	Date: April 30, 2009
Thurmon Andress
Director

By	/S/ Vincent S. Andrews	Date: April 30, 2009
Vincent Andrews
Director

By	/S/ Jonathan Clarkson	Date: April 30, 2009
Jonathan Clarkson
Director

By	/S/ Michael A. Creel	Date: April 30, 2009
Michael A. Creel
Director

By	/S/ John Sfondrini	Date: April 30, 2009
John Sfondrini
Director

By	/S/ Robert W. Shower	Date: April 30, 2009
Robert W. Shower
Director

By	/S/ David F. Work	Date: April 30, 2009
David F. Work
Director

INDEX TO EXHIBITS

Exhibit
No.

2.1 —

Amended and Restated Combination Agreement by and among (i) Edge Group II Limited Partnership, (ii) Gulfedge Limited Partnership, (iii) Edge Group Partnership, (iv) Edge Petroleum Corporation, (v) Edge Mergeco, Inc. and (vi) the Company, dated as of January 13, 1997 (Incorporated by reference from Appendix A to the Joint Proxy Statement/Prospectus contained in the Company’s Registration Statement on Form S-4/A filed on January 15, 1997 (Registration No. 333-17269)).

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

3.7 —

Certificate of Designations establishing the 5.75% Series A cumulative convertible perpetual preferred stock, dated January 25, 2007 (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 30, 2007).

3.8 —	Third Amendment to Bylaws of Edge Petroleum Corporation on October 21, 2008 (Incorporated by reference to exhibit 3.4 to the Company’s Current Report on Form 8-K filed October 23, 2008).

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

4.5 —

Fourth Amended and Restated Credit Agreement dated January 31, 2007 by and among Edge Petroleum Corporation, as borrower, and Union Bank of California, N.A., as Administrative Agent and Issuing Lender, and the other lenders party thereto (Incorporated by reference from exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007).

4.6 —

Amendments No. 1, 2 and 3 to the Fourth Amended and Restated Credit Agreement dated as of July 11, 2007, December 10, 2007 and May 8, 2008, respectively, by and among Edge Petroleum Corporation, as borrower, and Union Bank of California, N.A., as Administrative Agent and Issuing Lender, and the other lenders party thereto (Incorporated by reference from exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2008 filed on May 12, 2008).

4.7 —

Consent, executed July 11, 2008, among Edge Petroleum Corporation, the Lenders party thereto and Union Bank of California, N.A., as administrative agent for such Lenders (Incorporated by reference from exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 15, 2008).

4.8 —

Letter Agreement dated November 5, 2008 by and among Edge Petroleum Corporation, Union Bank of California, N.A., as Administrative Agent and Issuing Lender, and the other lenders party thereto (Incorporated by reference from exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2008 filed November 10, 2008).

4.9 —

Consent and Agreement, executed February 9, 2009, among Edge Petroleum Corporation, the lenders party thereto and Union Bank of California, N.A., as administrative agent for such lenders (Incorporated by reference from exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 9, 2009).

4.10 —

Consent and Agreement, executed March 10, 2009, among Edge Petroleum Corporation, the lenders party thereto and Union Bank of California, N.A., as administrative agent for such lenders (Incorporated by reference from exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 10, 2009).

4.11 —

Consent and Agreement No. 4 executed March 16, 2009, among Edge Petroleum Corporation, the lenders party thereto and Union Bank of California, N.A., as administrative agent for such lenders (Incorporated by reference from exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 16, 2009).

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

†10.4 —

Amended and Restated Incentive Plan of Edge Petroleum Corporation as Amended and Restated Effective as of August 1, 2006 (Incorporated by reference from exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2006).

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

†10.9 —

Edge Petroleum Corporation Amended and Restated Elias Stock Incentive Plan (Incorporated by reference from exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed May 30, 2001 (Registration No. 333-61890)).

†10.10 —

Form of Edge Petroleum Corporation John W. Elias Non-Qualified Stock Option Agreement (Incorporated by reference from exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed May 30, 2001 (Registration No. 333-61890)).

**†10.11 —	Summary of Compensation of Non-Employee Directors.

**†10.12 —	Salaries and Certain Other Compensation of Executive Officers.

†10.13 —	Description of Annual Cash Bonus Program for Executive Officers (Incorporated by reference from exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 12, 2007).

†10.14 —	New Base Salaries and Long-Term Incentive Awards for Certain Executive Officers (Incorporated by reference from exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 29, 2006).

10.15 —

Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated November 16, 2006 (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2007).

10.16 —

Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated November 16, 2006 (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 16, 2007).

10.17 —

First Amendment of Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated December 16, 2006 (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 16, 2007).

10.18 —

Second Amendment of Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated January 15, 2007 (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 19, 2007).

10.19 —

First Amendment of Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated January 15, 2007 (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 19, 2007).

10.20 —

Third Amendment of Purchase and Sale Agreement between Smith Production, Inc., as seller, and Edge Petroleum Exploration Company, as purchaser, dated January 31, 2007 (Incorporated by reference to exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 5, 2007).

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

†10.27

Fourth Amended and Restated Severance Agreement among Edge Petroleum Corporation and Kirsten A. Hink (Incorporated by reference from exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2009).

10.28 —

Merger Termination Agreement, dated December 16, 2008, among Chaparral Energy, Inc., Chaparral Exploration, L.L.C. and Edge Petroleum Corporation (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 17, 2008).

10.29 —

Termination and Settlement Agreement, dated December 16, 2008, among Magnetar Financial LLC, Investment Partners II (B), LLC, QRA SR, LLC, Triangle Peak Partners Private Equity, LP, Post Oak Energy Capital, LP, Chaparral Energy, Inc., Chaparral Exploration, L.L.C. and Edge Petroleum Corporation (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 17, 2008).

**12.1 —	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

**21.1 —	Subsidiaries of the Company.

**23.1 —	Consent of BDO Seidman, LLP.

**23.2 —	Consent of Ryder Scott Company.

**23.3 —	Consent of W. D. Von Gonten & Co.

*31.1 —	Certification by John W. Elias, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2 —	Certification by Gary L. Pittman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1 —	Certification by John W. Elias, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2 —	Certification by Gary L. Pittman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**99.1 —	Summary of Reserve Report of Ryder Scott Company Petroleum Engineers as of December 31, 2008.

**99.2 —	Summary of Reserve Report of W. D. Von Gonten & Co. Petroleum Engineers as of December 31, 2008.

*	Filed herewith.
**	Previously filed with the original Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
†	Denotes management or compensatory contract, arrangement or agreement.