Form 10-Q
period 2009-06-30
EDGE PETROLEUM CORP
filed 2009-08-06
CIK 1021010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒ Accelerated filer

☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2009
Common Stock	28,867,675

EDGE PETROLEUM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EDGE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(in thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,693	$8,475
Accounts receivable, trade, net of allowance	9,864	14,548
Accounts receivable, joint interest owners and other, net of allowance	1,595	5,689
Derivative financial instruments	12,709	15,407
Other current assets	3,297	4,591

Total current assets	43,158	48,710

PROPERTY AND EQUIPMENT, net — full cost method of accounting for oil and natural gas properties (including unevaluated costs of $23.0 million and $16.4 million at June 30, 2009 and December 31, 2008, respectively)	220,259	307,059

OTHER ASSETS	613	1,828

TOTAL ASSETS	$264,030	$357,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, trade	$1,691	$3,086
Accrued liabilities	7,948	8,779
Accrued interest payable	22	579
Current portion of debt	234,000	239,000
Asset retirement obligation	555	547

Total current liabilities	244,216	251,991

ASSET RETIREMENT OBLIGATION — long-term	6,181	6,011

OTHER NON-CURRENT LIABILITIES	102	102

DELIVERY COMMITMENT	1,993	2,005

Total liabilities	252,492	260,109

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 2,875,000 issued and outstanding at June 30, 2009 and December 31, 2008	29	29
Common stock, $0.01 par value; 60,000,000 shares authorized; 28,867,366, and 28,833,546 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	289	288
Additional paid-in capital	424,309	423,951
Retained deficit	(413,089)	(326,780)

Total stockholders’ equity	11,538	97,488

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$264,030	$357,597

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
OIL AND NATURAL GAS REVENUE:
Oil and natural gas sales	$11,674	$49,060	$24,672	$96,076
Gain (loss) on derivatives	109	(56,598)	11,177	(85,957)
Total revenue	11,783	(7,538)	35,849	10,119

OPERATING EXPENSES:
Oil and natural gas operating expenses	3,824	3,941	7,649	8,413
Severance and ad valorem taxes	1,257	3,297	2,348	5,482
Depletion, depreciation, amortization and accretion	7,549	21,522	17,628	48,893
Impairment of oil and natural gas properties	—	—	78,254	—
General and administrative expenses	4,919	5,152	9,514	9,212

Total operating expenses	17,549	33,912	115,393	72,000

OPERATING LOSS	(5,766)	(41,450)	(79,544)	(61,881)

OTHER INCOME AND EXPENSE:
Other income	5	32	12	101
Interest expense, net of amounts capitalized	(3,069)	(2,284)	(5,312)	(6,508)
Amortization of deferred loan costs	(539)	(239)	(1,465)	(478)

LOSS BEFORE INCOME TAXES	(9,369)	(43,941)	(86,309)	(68,766)

INCOME TAX BENEFIT	—	16,118	—	24,764

NET LOSS	(9,369)	(27,823)	(86,309)	(44,002)

Preferred Stock Dividends	—	(2,067)	—	(4,133)

NET LOSS TO COMMON STOCKHOLDERS	$(9,369)	$(29,890)	$(86,309)	$(48,135)

BASIC LOSS PER SHARE	$(0.40)	$(1.04)	$(3.13)	$(1.68)

DILUTED LOSS PER SHARE	$(0.40)	$(1.04)	$(3.13)	$(1.68)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	28,867	28,652	28,854	28,609

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	28,867	28,652	28,854	28,609

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2009	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(86,309)	$(44,002)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized loss on the fair value of derivatives	2,699	67,309
Loss on property	—	34
Deferred income taxes	—	(25,092)
Depletion, depreciation, amortization and accretion	17,628	48,893
Impairment of oil and natural gas properties	78,254	—
Gain on ARO settlement	—	(9)
Amortization of deferred loan costs	1,465	478
Bad debt expense	263	90
Share based compensation costs	359	1,636
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, trade	4,581	(1,508)
Decrease in accounts receivable, joint interest owners	3,934	7,381
Increase in other assets	(232)	(355)
Decrease in accounts payable, trade	(1,395)	(4,533)
Increase (decrease) in accrued liabilities	(831)	3,505
Decrease in other liabilities	(12)	—
Decrease in accrued interest payable	(557)	(387)

Net cash provided by operating activities	19,847	53,440

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas property and equipment additions	(9,232)	(36,646)
Decrease in drilling advances	1,275	708
Proceeds from the sale of oil and natural gas properties	328	18,172
Overhedge derivative settlements	—	(6,249)

Net cash used in investing activities	(7,629)	(24,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(5,000)	(20,000)
Preferred stock dividends paid	—	(4,133)

Net cash used in financing activities	(5,000)	(24,133)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,218	5,292

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,475	7,163

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,693	$12,455

See accompanying notes to consolidated financial statements.

EDGE PETROLEUM CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
	(in thousands)
BALANCE, DECEMBER 31, 2008	2,875	$29	28,833	$288	$423,951	$(326,780)	$97,488

Issuance of common stock	—	—	34	1	(1)	—	—

Share-based compensation costs	—	—	—	—	359	—	359

Net loss	—	—	—	—	—	(86,309)	(86,309)

BALANCE, JUNE 30, 2009	2,875	$29	28,867	$289	$424,309	$(413,089)	$11,538

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

2.     RECENT DEVELOPMENTS

Financial and Strategic Alternatives Process - In late 2007, the Company announced the hiring of a financial advisor to assist its Board of Directors with an assessment of strategic alternatives. The credit crisis and related turmoil in the global financial system and economic recession in the U.S. during the fourth quarter of 2008, along with declines in commodity prices and our stock prices, created a challenging environment for the successful completion of our proposed merger with Chaparral Energy, Inc. (“Chaparral”), a privately held company. On December 17, 2008, the Company announced the termination of the Chaparral merger agreement after both the Company and Chaparral determined it was highly unlikely that the conditions to the closing of the proposed merger would be satisfied or that Chaparral would be able to obtain sufficient debt and equity financing to allow them to complete the proposed merger and operate as a combined company, particularly in light of the challenging environment in the financial markets and the energy industry. The Company has continued undertaking the evaluation and assessment of various financial and strategic alternatives in the first half of 2009 in order to address its liquidity issues and the impending maturity of the Company’s Revolving Facility (defined in Note 4) on August 31, 2009. In connection with this process, the Company also retained a new investment banking firm early in 2009 to assist further in the evaluation of our financial and strategic alternatives. The Company continues to pursue and review its financial and strategic alternatives as it seeks to resolve the many challenges it currently faces.

On July 31, 2009 the Company entered into Amendment No. 8 (“Amendment No. 8”) which changed the maturity date of the Company’s Revolving Facility from July 31, 2009 to August 31, 2009.

Going Concern —  In addition to the Deficiency under our Revolving Facility created by the January borrowing base redetermination (see discussion in Note 4), the capital expenditures required to maintain and/or grow production and reserves are substantial. Prices for oil and natural gas declined materially during the fourth quarter of 2008, and natural gas prices continued to decline during the first half of 2009.  A continued or extended decline in oil or natural gas prices will have a material adverse effect on the Company’s financial position, results of operations, cash flows and access to capital and on the quantities of oil and natural gas reserves that the Company can economically produce. The Company’s stock price has significantly declined over the past year which also makes it more difficult to obtain equity financing on acceptable terms to address the Company’s liquidity issues. In addition, the Company is reporting negative working capital at June 30, 2009 and continued to report net losses in the three and six months ended June 30, 2009, following three consecutive years of net losses.  Therefore, there is substantial doubt as to the Company’s ability to continue as a going concern for a period longer than the next twelve months. Additionally, our independent auditors included an explanatory paragraph in their report on our consolidated financial statements in our Form 10-K for the year ended December 31, 2008 that raises substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the success of its financial and strategic alternatives process, which may include the sale of some or all of our assets, a merger or other business combination involving the Company or the restructuring or recapitalization of the Company. Until the possible completion of the financial and strategic alternatives process, the Company’s future remains uncertain and there can be no assurance that its efforts in this regard will be successful.

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

In the measurement of impairment of oil and natural gas properties, the successful-efforts method follows the guidance provided in Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, where the first measurement for impairment is to compare the net book value of the related asset to its undiscounted future cash flows using commodity prices consistent with management expectations. The full-cost method follows guidance provided in SEC Regulation S-X Rule 4-10, where impairment is determined by the “ceiling test,” whereby to the extent that such capitalized costs subject to amortization in the full-cost pool (net of accumulated depletion, depreciation and amortization, prior impairments, and related tax effects) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to expense. Once incurred, an impairment of oil and natural gas properties is not reversible at a later date.  A ceiling test impairment could result in a significant loss for a reporting period; however, future depletion expense would be correspondingly reduced. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with the Company’s quarterly and annual SEC filings. The Company recorded a net non-cash ceiling test impairment of $78.3 million during the quarter ended March 31, 2009 as a result of further declines in commodity prices since December 31, 2008. No ceiling test impairment was required during the quarters ended June 30, 2009 or 2008.

In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 103, Update of Codification of Staff Accounting Bulletins, derivative instruments qualifying as cash flow hedges are to be included in the computation of limitation on capitalized costs.  Since January 1, 2006, the Company has not applied cash flow hedge accounting to any derivative contracts (see Note 10), therefore the ceiling tests at June 30, 2009 and 2008 were not impacted by the value of our derivatives.

Oil and natural gas properties are amortized based on a unit-of-production method using estimates of proved reserve quantities. Oil and natural gas liquids (“NGL”) are converted to a gas equivalent basis (“Mcfe”) at the rate of one barrel equals six Mcf. In accordance with SAB No. 106, Interaction of Statement 143 and the

Full Cost Rules, the amortizable base includes estimated future development and dismantlement costs, and restoration and abandonment costs, net of estimated salvage values. Investments in unproved properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs. Unproved properties are evaluated quarterly, and as needed, for impairment on a property-by-property basis. If the results of an assessment indicate that an unproved property is impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. Costs excluded from amortization related to unproved properties were $23.0 million and $16.4 million at June 30, 2009 and December 31, 2008, respectively.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

Financial Instruments — The Company adopted FASB FSP FAS 107-1 and Accounting Principles Bulletin (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, effective April 1, 2009. FSP FAS 107-1 and APB No. 28-1 requires disclosures about fair value of financial instruments for publicly traded companies for both interim and annual periods. Historically, these disclosures were only required annually. The interim disclosures are intended to provide financial statement users with more timely and transparent information about the effects of current market conditions on an entity’s financial instruments that are not otherwise reported at fair value. The Company’s financial instruments consist of cash, receivables, payables, debt and oil and natural gas commodity derivatives.  The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items.  Derivative instruments are reflected at fair value based on quotes obtained from the Company’s counterparties (see Note 10). The carrying amount of the Company’s debt as of December 31, 2008 approximated fair value because the interest rates were variable and reflective of market rates, but as of June 30, 2009 the Company believes it is not practicable to estimate the fair value of its outstanding debt in light of the impending maturity on August 31, 2009 that the Company is currently seeking to address. The carrying amount of the Company’s debt as of June 30, 2009 was $234 million and the interest rate applied at June 30, 2009 was 5.75%. As provided by Amendment No. 8, the maturity date of the outstanding debt is August 31, 2009.

Accounts Receivable and Allowance for Doubtful Accounts - The Company routinely assesses the recoverability of all material trade and other receivables to determine its ability to collect the receivables in full. Accounts Receivable, Joint Interest Owners included an allowance for doubtful accounts of approximately $175,700 and $15,300 at June 30, 2009 and December 31, 2008, respectively. Accounts Receivable, Trade included an allowance for doubtful accounts of approximately $167,500 and $64,500 at June 30, 2009 and December 31, 2008, respectively.

Inventories — Inventories consist principally of tubular goods and production equipment for wells and facilities. They are stated at the lower of weighted-average cost or market and are included in Other Current Assets on the consolidated balance sheet.

Asset Retirement Obligations — The Company records a liability for legal obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and natural gas properties is increased. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset. The changes to the Asset Retirement Obligations (“ARO”) for oil and natural gas properties and related equipment during the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30,
	2009	2008
	(in thousands)
ARO, Beginning of Period	$6,558	$6,634
Liabilities incurred in the current period	11	490
Liabilities settled/sold in the current period	(12)	(1,143)
Accretion expense	192	191
Revisions	(13)	151
ARO, End of Period	$6,736	$6,323

Current Portion	$555	$431
Long-Term Portion	$6,181	$5,892

During the six months ended June 30, 2009, ARO liabilities were recorded for two new obligations and liabilities settled include three properties. Revisions resulted from a change in working interest on a property located in Texas.

Revenue Recognition and Gas Balancing - The Company recognizes oil and natural gas revenue from its interests in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by the Company is typically not significantly different from the Company’s share of production. But gas imbalances can occur when sales are more or less than the Company’s entitled ownership percentage of total gas production. Gas imbalances may be accounted for under either the (1) entitlements method, whereby revenue is recorded on the Company’s interest in the gas production actually sold or (2) sales method, whereby revenue is recorded on the basis of total gas actually sold by the Company. The Company uses the sales method of accounting for gas balancing and an asset or a liability is recognized to the extent that there is a material imbalance in excess of the remaining gas reserves on the underlying properties.  As of June 30, 2009 and December 31, 2008, our gas production was materially in balance, i.e. our cumulative portion of gas production taken and sold from wells in which we have an interest was not materially different from our entitled interest in gas production from those wells.

Share-Based Compensation — The Company accounts for share-based compensation in accordance with the provisions of SFAS No. 123R, Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. Share-based compensation for the six months ended June 30, 2009 was approximately $0.4 million, of which approximately $0.2 million was included in general and administrative expenses (“G&A”) and approximately $0.2 million was capitalized to oil and natural gas properties. Share-based compensation for the six months ended June 30, 2008 was approximately $1.3 million, of which $1.1 million was included in G&A and $0.2 million was capitalized to oil and natural gas properties.

During the six months ended June 30, 2009, no restricted stock units (“RSUs”) were granted. At June 30, 2009, there were 211,504 RSUs outstanding, all of which were classified as equity instruments.  No options were granted during the six months ended June 30, 2009, and at period end, there were 381,000 vested unexercised options outstanding.

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

Other Comprehensive Income (Loss) — For the periods presented, total comprehensive loss consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Net Loss	$(9,369)	$(27,823)	$(86,309)	$(44,002)
Preferred Stock Dividends	—	(2,067)	—	(4,133)

Net Loss to Common Stockholders	(9,369)	(29,890)	(86,309)	(48,135)

Other Comprehensive Income (Loss), Net of Tax	—	—	—	—
Other Comprehensive Loss	$(9,369)	$(29,890)	$(86,309)	$(48,135)

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

Subsequent Events — The Company adopted SFAS No. 165, Subsequent Events, effective April 1, 2009. SFAS No. 165 does not change the Company’s accounting policy for subsequent events, but instead incorporates existing accounting and disclosure requirements related to subsequent events into generally accepted accounting principles in the United States of America (“GAAP”). SFAS No. 165 defines subsequent events as either recognized subsequent events, those that provide additional evidence about conditions at the balance sheet date, or nonrecognized subsequent events, those that provide evidence about conditions that arose after the balance sheet date. Recognized subsequent events are recorded in the financial statements for the period being presented, while nonrecognized subsequent events are not. Both types of subsequent events require disclosure in the consolidated financial statements if those financial statements would otherwise be misleading. SFAS No. 165 requires the Company to disclose the date through which subsequent events have been evaluated. The adoption of SFAS No. 165 had no impact on the financial statements of the Company. The Company has evaluated subsequent events through August 6, 2009, the filing date of this Quarterly Report on Form 10-Q (see Note 12).

Recent Accounting Pronouncements Not Yet Adopted — In December 2008, the SEC issued the final rule, “Modernization of Oil and Gas Reporting,” which adopts revisions to the SEC’s oil and natural gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. Early adoption of the new rules is prohibited. The new rules are intended to provide investors with a more meaningful and comprehensive understanding of oil and natural gas reserves to help investors evaluate their investments in oil and natural gas companies. The new rules are also designed to modernize the oil and natural gas disclosure requirements to align them with current practices and changes in technology. The new rules include changes to the pricing used to estimate reserves, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves and permitting disclosure of probable and possible reserves. The Company is currently evaluating the potential impact of these rules. The SEC is discussing the rules with the FASB staff to align FASB accounting standards with the new SEC rules. These discussions may delay the required compliance date. Absent any change in the effective date, the Company will begin complying with the disclosure requirements in our annual report on Form 10-K for the year ended December 31, 2009.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to variable interest entities. The amendments significantly reduce the previously required quantitative consolidation analysis, and require ongoing reassessments of whether the Company is the primary beneficiary of a variable interest entity. SFAS No. 167 also requires enhanced disclosures about an enterprise’s involvement with a variable interest entity. This statement is effective for the beginning of the first annual reporting period beginning after November 15, 2009. The Company does not currently expect the adoption of SFAS No. 167 to impact its consolidated financial statements.

On June 3, 2009, the FASB approved the FASB Accounting Standards Codification™ (“Codification”) as the single source of GAAP. On June 29, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 establishes the Codification to become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification becomes non-authoritative. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The content of the Codification carries the same level of authority. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009, which means that a calendar year-end public entity should follow the guidelines in the Codification beginning with its third quarter starting on July 1, 2009. The Company adopted Codification on July 1, 2009 which will provide for changes in disclosures on its Quarterly Report on Form 10-Q for the period ended September 30, 2009 but no impact to its financial position, results of operations or cash flows.

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

At June 30, 2009, borrowings under the Revolving Facility bore interest at Prime plus a margin of 2.5% which equated to an interest rate applied to the Company’s outstanding borrowings of 5.75%.  As of June 30, 2009, $234 million in total borrowings were outstanding under the Revolving Facility.

As a result of the redetermination process of the borrowing base by the Lenders under the Revolving Facility, which was completed in January 2009, the Lenders established a new borrowing base under the Revolving Facility of $125 million, resulting in a $114 million deficiency (the “Deficiency”).  The reduction to our borrowing base was primarily the result of the sale of certain non-core assets during the first quarter of 2008 and the reduction of total proved reserves as reported in the year-end reserve reports of the Company’s independent reserve engineers.

Pursuant to the terms of the Revolving Facility, the Company initially elected to prepay the Deficiency in six equal monthly installments, with the first $19 million installment being due on February 9, 2009. The Company has entered into the following consents and amendments (collectively, the “Amendments”) with its Lenders in recent months as a result of the ongoing financial and strategic alternatives process:

•                  On February 9, 2009, the Company entered into a Consent and Agreement (the “February Consent”) among the Company and the Lenders under the Revolving Facility deferring the payment date of the first $19 million installment until March 10, 2009, and extending the due date for each subsequent installment by one month with the last of the six installment payments to be due on August 10, 2009.  In connection with the February Consent, the Company agreed to prepay $5.0 million of the Company’s outstanding advances under the Revolving Facility, in two equal installments.  The first $2.5 million prepayment was paid on February 9, 2009 and the second $2.5 million prepayment was paid on February 23, 2009, with each of these prepayments applied on a pro rata basis to reduce the six remaining $19 million deficiency payments.

•                  On March 10, 2009, the Company entered into a Consent and Agreement (the “March Consent”) with the Lenders under the Revolving Facility, which provided, among other things, for the extension of the due date for the first installment to repay the Deficiency from March 10, 2009 to March 17, 2009. Notwithstanding such extension, the Company agreed with the Lenders that each of the other five equal installment payments required to eliminate the Deficiency would be due and payable as provided for in the February Consent.

•                  On March 16, 2009, the Company entered into Consent and Amendment No. 4 (the “Amended Consent”) which provided, among other things, (1) that the Company would make a $25 million payment on May 31, 2009 with all remaining principal, fees and interest amounts under the Revolving Facility to be due and payable on June 30, 2009, (2) that it will be an event of default (i) if the Company failed to have executed and delivered on or before May 15, 2009 at least one of the following (a) a commitment letter from a lender or group of lenders reasonably satisfactory to the Lenders providing for the provision by such lender or group of lenders of a credit facility in an amount sufficient to repay all of the Company’s obligations under the Revolving Facility on or before June 30, 2009, (b) a merger agreement or similar agreement involving the Company as part of a transaction that results in the repayment of the Company’s obligations under the Revolving Facility on or before June 30, 2009, and (c) a purchase and sale agreement with a buyer or group of buyers reasonably acceptable to the Company’s Lenders providing for a sale transaction by us that results in the repayment of all of the Company’s obligations under the Revolving Facility on or before June 30, 2009, or (ii) if the Company is in default under or its hedging arrangements have been terminated or cease to be effective without the prior written consent of its Lenders, (3) that the Company’s advances under the Revolving Facility would bear interest at a rate equal to the greater of (a) the reference rate publicly announced by Union Bank of California, N.A. for such day, (b) the Federal Funds Rate in effect on such day plus 0.50% and (c) a rate determined by the Administrative Agent to be the Daily One-Month LIBOR (as defined in the Revolving Facility), in each case plus 2.5% or, during the continuation of an event of default, plus 4.5% (resulting in an effective interest rate of approximately 5.75%), (4) for severe limitations on the making of capital expenditures and certain investments, and (5) for the elimination of the current ratio, leverage ratio and interest coverage ratio covenant requirements. The Amended Consent also eliminated the six $19 million deficiency payments which were contemplated by the February Consent and the March Consent.

•                  On May 15, 2009, the Company entered into Amendment No. 5 (“Amendment No. 5”) which provided for, among other things, (1) the elimination of the provision providing that it would be an event of default if the Company failed to have executed and delivered on or before May 15, 2009 at least one of the following (a) a commitment letter from a lender or group of lenders reasonably satisfactory to the lenders providing for the provision by such lender or group of lenders of a credit facility in an amount sufficient to repay all of the Company’s obligations under the Revolving Facility on or before June 30, 2009, (b) a merger agreement or similar agreement involving the Company as part of a transaction that resulted in the repayment of the Company’s obligations under the Revolving Facility on or before June 30, 2009, and (c) a purchase and sale agreement with a buyer or group of buyers reasonably acceptable to the Lenders providing for a sale transaction by the Company that resulted in the repayment of all of the Company’s obligations under the Revolving Facility on or before June 30, 2009 and (2) the elimination of certain reporting requirements relating to certificates to be provided by the Company’s auditors and responsible officers.

•                  On May 29, 2009, the Company entered into Amendment No. 6 (“Amendment No. 6”) which eliminated the May 31, 2009 payment obligation and provided that the related $25 million payment for outstanding advances as well as any unpaid interest thereon and all remaining principal, fees and interests amounts under the Revolving Facility would be due on June 30, 2009.

•                  On June 30, 2009, the Company entered into Amendment No. 7 (“Amendment No. 7”) which provided for, among other things, (1) changing the maturity date of the Revolving Facility from June 30, 2009 to July 31, 2009, (2) the Company’s agreement to make a prepayment of interest of $1,142,753.42 million representing the amount anticipated to be owing in respect of the interest payment due and payable on July 31, 2009 and (3) the Company’s agreement to make a prepayment of the advances under the Revolving Facility in the amount of $7.5 million with such prepayment to be made on or before July 10, 2009. The Company paid the July interest of approximately $1.1 million on July 1, 2009 and also paid $7.5 million on July 10, 2009.

•                  On July 31, 2009 the Company entered into Amendment No. 8 (“Amendment No. 8”) which changed the maturity date of the Company’s Revolving Facility from July 31, 2009 to August 31, 2009.

If the Company breaches any of the provisions of the Amended Consent or Revolving Facility, as amended, the Lenders thereto will be entitled to declare an event of default, at which point the entire unpaid principal balance of the loans, together with all accrued and unpaid interest and other amounts then owing to our Lenders, would become immediately due and payable.  In any event, the entire unpaid principal balance of the loans, together with all accrued and unpaid interest and other amounts then owing to the Lenders, will be payable on August 31, 2009 unless earlier paid or a further extension with respect to payment is negotiated with the Lenders. The Lenders may take action to enforce their rights with respect to the outstanding obligations under the Revolving Facility. Because substantially all of the Company’s assets are pledged as collateral under the Revolving Facility, if the Lenders declare an event of default, they would be entitled to foreclose on and take possession of the Company’s assets.  In such an event, the Company may be forced to liquidate or to otherwise seek protection under Chapter 11 of the U.S. Bankruptcy Code. Such action in itself would constitute an event of default under the terms of the Revolving Facility. These matters, as well as the other risk factors related to the Company’s liquidity and financial position raise substantial doubt as to our ability to continue as a going concern (see Note 2). With respect to the Company’s compliance with the Amended Consent, there can be no assurance that the Company will be able to further negotiate the terms of the Amended Consent or negotiate a further restructuring of the related indebtedness or that it will be able to either make any required payments when they become due. Moreover, there can be no assurance that the Company will be successful in its efforts to comply with the terms of the Amended Consent, including its ongoing efforts to evaluate and assess our various financial and strategic alternatives (which may include the sale of some or all of our assets, a merger or other business combination involving the Company, or the restructuring or recapitalization of the Company).  If such efforts are not successful, the Company may be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code, which would constitute an event of default under the Revolving Facility. See Item 1A. RISK FACTORS.

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

5.   SHELF REGISTRATION STATEMENT

In the third quarter 2007, the SEC declared effective the Company’s registration statement filed with the SEC that registered securities of up to $500 million of any combination of debt securities, preferred stock, common stock, warrants for debt securities or equity securities of the Company and guarantees of debt securities by the Company’s subsidiaries. Net proceeds, terms and pricing of the offering of securities issued under the shelf registration statement will be determined at the time of the offerings. The shelf registration statement does not provide assurance that the Company will or could sell any such securities. The Company’s ability to utilize the shelf registration statement for the purpose of issuing, from time to time, any combination of debt securities, preferred stock, common stock or warrants for debt securities or equity securities will depend upon, among other things, market conditions and the existence of investors who wish to purchase the Company’s securities at prices acceptable to the Company.  As of August 4, 2009, the Company had $500 million available under its shelf registration statement. However, because the aggregate market value of the Company’s outstanding common stock is less than $75 million, the type and amount of any securities offering under the registration statement may be limited.

6.   PREFERRED STOCK

In January 2007, 2,875,000 shares of its 5.75% Series A cumulative convertible perpetual preferred stock (“Convertible Preferred Stock”) were issued in a public offering.

Dividends.  The Convertible Preferred Stock accumulates dividends at a rate of $2.875 for each share of Convertible Preferred Stock per year. Dividends are cumulative from the date of first issuance and, to the extent payment of dividends is not prohibited by the Company’s debt agreements, assets are legally available to pay dividends and the Board of Directors or an authorized committee of the board declares a dividend payable, the Company will pay dividends in cash, every quarter. The first payment was made on April 15, 2007 and the Company continued to make quarterly dividends payments through October 15, 2008. The Board has not declared a dividend since the third quarter of 2008 due to the Company’s current reduced liquidity. Cumulative dividends in arrears at June 30, 2009 amounted to approximately $5.9 million.

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

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Loss (Numerator)	Shares (Denominator)(1)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Net loss	$(9,369)			$(27,823)
Less: Preferred stock dividends paid	—			(2,067)
Less: Preferred stock dividends in arrears	(2,067)			—

Basic EPS
Net loss to common stockholders	(11,436)	28,867	$(0.40)	(29,890)	28,652	$(1.04)
Effect of dilutive securities:
Restricted stock units	—	—	—	—	—	—
Common stock options	—	—	—	—	—	—
Convertible preferred stock	—	—	—	—	—	—
Diluted EPS
Net loss to common stockholders	$(11,436)	28,867	$(0.40)	$(29,890)	28,652	$(1.04)

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Loss (Numerator)	Shares (Denominator)(1)	Per Share Amount	Loss (Numerator)	Shares (Denominator)(2)	Per Share Amount
	(in thousands, except per share amounts)
Net loss	$(86,309)			$(44,002)
Less: Preferred stock dividends paid	—			(4,133)
Less: Preferred stock dividends in arrears	(4,133)			—

Basic EPS
Net loss to common stockholders	(90,442)	28,854	$(3.13)	(48,135)	28,609	$(1.68)
Effect of dilutive securities:
Restricted stock units	—	—	—	—	—	—
Common stock options	—	—	—	—	—	—
Convertible preferred stock	—	—	—	—	—	—
Diluted EPS
Net loss to common stockholders	$(90,442)	28,854	$(3.13)	$(48,135)	28,609	$(1.68)

(1)          In the calculation of diluted EPS for the three and six months ended June 30, 2009, the 8.7 million shares of common stock resulting from an assumed conversion of the Company’s Convertible Preferred Stock is excluded because the conversion would be anti-dilutive.

(2)          In the calculation of diluted EPS for the three and six months ended June 30, 2008, the 8.7 million shares of common stock resulting from an assumed conversion of the Company’s Convertible Preferred Stock is excluded because the conversion would be anti-dilutive. Additionally, for the three and six months ended June 30, 2008, 63,839 and 65,109, respectively, equivalent shares of the Company’s restricted stock units and common stock options were excluded because the conversion would also be anti-dilutive.

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

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible. The Company considers the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination. The Company believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to the historical evidence, and in light of the current market situation and the uncertainty surrounding the Company’s Revolving Facility, as amended, and related Amended Consent (see Notes 2 and 4), management is not able to determine that it is more likely than not that the deferred tax assets will be realized Therefore, the Company fully provided for additions to its deferred tax asset with a valuation allowance during the period and did not record a tax benefit for the three or six months ended June 30, 2009. The Company established a full valuation allowance and reduced its net deferred tax asset to zero during 2008. The Company will continue to assess the valuation allowance against deferred income tax assets considering all available information obtained in future reporting periods.  If the Company achieves profitable operations in the future, it may reverse a portion of the valuation allowance in an amount at least sufficient to eliminate any tax provision in that period. The valuation allowance has no impact on the Company’s net operating loss (“NOL”) position for tax purposes, and if the Company generates taxable income in future periods, it will be able to use its NOLs to offset taxes due at that time.

As of June 30, 2009, the Company had $0.1 million of unrecognized tax benefits related to FIN 48. There were no significant changes to the calculation since December 31, 2008. The Company does not expect the amount of unrecognized tax benefits to materially change in 2009.

9.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. A summary of non-cash investing and financing activities is presented below:

Description	Number of Shares Issued	Grant Date Fair Market Value
	(in thousands)
Six Months Ended June 30, 2009:
Shares issued to satisfy restricted stock grants	34	$622
Six Months Ended June 30, 2008:
Shares issued to satisfy restricted stock grants	52	$1,074
Shares issued to fund the Company’s matching contribution under the Company’s 401(k) plan	61	$324

For the six months ended June 30, 2009 and 2008, the non-cash portion of Asset Retirement Costs was approximately $14,400 and $0.5 million, respectively. Preferred stock dividends declared but not yet paid at June 30, 2008 were $2.1 million, of which $1.7 million was accrued at June 30, 2008. There were no dividends declared or accrued at June 30, 2009. A supplemental disclosure of cash flow information is presented below:

	For the Six Months Ended June 30,
	2009	2008
	(in thousands)
Cash paid during the period for:
Interest, net of amounts capitalized	$5,881	$6,896

10. HEDGING AND DERIVATIVE ACTIVITIES

The Company utilizes price-risk management transactions (e.g., swaps, collars and floors) for a portion of its expected oil and natural gas production to seek to reduce exposure from the volatility of oil and natural gas prices and also to achieve a more predictable cash flow. While the use of these arrangements is intended to reduce the Company’s potential exposure to significant commodity price declines, they may limit the Company’s ability to benefit from increases in the price of oil and natural gas. The Company’s arrangements, to the extent it enters into any, are intended to apply to only a portion of its expected production and thereby provide only partial price protection against declines in oil and natural gas prices. None of these instruments are, at the time of their execution, intended to be used for trading or speculative purposes, but a portion of the Company’s 2008 instruments was subsequently deemed as such because of the decrease in the Company’s 2008 production. These price-risk management transactions are generally placed with major financial institutions that the Company believes are financially stable; however, in light of the recent global financial crisis, there can be no assurance of the foregoing. None of the Company’s derivative contracts contain collateral posting requirements; however, the counterparty to the Company’s 2009 positions is a member of the lending group of the Company’s Revolving Facility, and certain events of default under the Company’s Revolving Facility may result in a cross default of derivative instruments with such party. In addition, the Company’s counterparty is entitled to terminate the derivative contracts in the event that the fair market value of the derivative contracts (currently valued at approximately $12.7 million as of June 30, 2009) falls to less than $1.5 million (i.e. the approximate amount that the Company’s counterparty would owe the Company upon termination of the derivative contracts following the decline of the derivative fair market value from the approximate $12.7 million as of June 30, 2009 to less than $1.5 million at any time thereafter).  In the event of a termination of the derivative contracts by the Company’s counterparty under these circumstances, there can be no assurance that this counterparty would actually remit the funds owed to the Company as opposed to attempting to apply such funds as an offset to the Company’s indebtedness under the Revolving Facility of which they are a lender.  However, to the extent that any decrease in the fair market value of the derivative contracts is driven by higher commodity prices, such rising commodity prices should result in some benefit to the Company’s expected oil and natural gas sales revenue. On an annual basis, the Company’s management sets all of the Company’s price-risk management policies, including volumes, types of instruments and counterparties. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation and concurrence by the President and Chairman of the Board.  The Board of Directors reviews the Company’s policies and trades monthly.  However, due to the ongoing financial and strategic alternatives process the Company has not entered into any new derivative contracts in recent months and does not expect to for the foreseeable future.

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

The fair value of outstanding derivative contracts not designated as hedging instruments under SFAS No. 133 (as amended) reflected on the balance sheet was as follows:

							Fair Value of Outstanding
				Price			Derivative Contracts as of
Transaction	Transaction			Per	Volumes	Balance Sheet	June 30,	December 31,
Date	Type	Beginning	Ending	Unit	Per Day	Location	2009	2008
							(in thousands)
Natural Gas (1):
04/07	Collar	1/1/2009	12/31/2009	$7.75-$10.00	10,000 MMBtu	Derivative Financial Instruments - Current Assets	$6,247	$6,688
10/07	Collar	1/1/2009	12/31/2009	$7.75-$10.08	10,000 MMBtu	Derivative Financial Instruments - Current Assets	6,248	6,702
Crude Oil (2):
10/07	Collar	1/1/2009	12/31/2009	$70.00-$93.55	300 Bbl	Derivative Financial Instruments - Current Assets	214	2,017
Total derivatives not designated as hedging instruments under SFAS No. 133							$12,709	$15,407

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

The following table reflects the realized and unrealized gains and losses included in total revenue on the statement of operations:

Derivatives Not Designated as Hedging	Location of Gain or	Amount of Gain or (Loss) Recognized in Income on Derivative
Instruments under	(Loss) Recognized in	Three Months Ended June 30,		Six Months Ended June 30,
SFAS No. 133	Income on Derivative	2009	2008	2009	2008
		(in thousands)
Natural gas derivative realized settlements	Gain (loss) on derivatives — Total revenue	$7,744	$(6,733)	$12,869	$(6,370)
Crude oil derivative realized settlements	Gain (loss) on derivatives — Total revenue	284	(7,916)	1,007	(12,278)
Natural gas derivative unrealized change in fair value	Gain (loss) on derivatives — Total revenue	(6,744)	(30,914)	(896)	(56,478)
Crude oil derivative unrealized change in fair value	Gain (loss) on derivatives — Total revenue	(1,175)	(11,035)	(1,803)	(10,831)
Gain (loss) on derivatives		$109	$(56,598)	$11,177	$(85,957)

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Fair Value Measurements Using:
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)
Assets:
Derivative instruments	$12,709	$—	$—	$12,709

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative instruments classified as Level 3 in the fair value hierarchy.

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Balance as of beginning of period	$20,627	$—	$15,407	$—
Realized and unrealized losses included in earnings	(15,946)	—	(16,574)	—
Realized and unrealized gains included in other comprehensive income	—	—	—	—
Settlements	8,028	—	13,876	—
Transfers in and/or out of Level 3	—	—	—	—
Balance as of June 30, 2009	$12,709	$—	$12,709	$—

Change in unrealized gains (losses) relating to instruments still held as of June 30, 2009	$(177)	$—	$5,713	$—

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

Fair Value on a Nonrecurring Basis

On January 1, 2009, the Company adopted the provisions of SFAS No. 157 for non-financial assets and liabilities, which were delayed by FSP FAS 157-2. Therefore, the Company adopted the provisions of SFAS No. 157 for its AROs. The Company uses fair value measurements on a nonrecurring basis in its AROs. These liabilities are recorded at fair value initially and assessed for revisions periodically thereafter. The lowest level of significant inputs for fair value measurements for ARO liabilities are Level 3. A reconciliation of the beginning and ending balances of the Company’s ARO is presented in Note 3, in accordance with SFAS No. 143. New assets and liabilities measured at fair value during the six months ended June 30, 2009 include:

Fair Value Measurements Using:
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)
Assets:
Asset retirement costs	$11	$—	$—	$11

Liabilities:
Asset retirement obligations — current	$—	$—	$—	$—
Asset retirement obligations — long-term	11	—	—	11

12.  SUBSEQUENT EVENTS

On July 31, 2009 the Company entered into Amendment No. 8 (“Amendment No. 8”) which changed the maturity date of the Company’s Revolving Facility from July 31, 2009 to August 31, 2009.

13.  COMMITMENTS AND CONTINGENCIES

Delivery Commitments — During 2007, the Company executed a gas gathering and compression services agreement with Frontier Midstream, LLC (“Frontier”). Following execution of such agreement, Frontier expedited the installation of the Rose Bud system in White County, Arkansas, including the high and low pressure gathering lines, dehydration, compression and the interconnect with Ozark, in order to accommodate the Company’s desire to be able to deliver natural gas as soon as its wells were completed. At the time of signing the contract, the Company had completed and tested two productive wells in the Moorefield shale. The Rose Bud system was installed, operational and ready to receive the Company’s production in June 2007. The contract minimum commitment to Frontier is 2.7 Bcf over a three-year period for the pipeline interconnect. This line carries a $0.29 per Mcf deficiency rate, for a total commitment for the pipeline of approximately $0.8 million. The Company has delivered approximately $72,700 of this commitment through June 30, 2009. In addition to the pipeline, Frontier also built and installed lateral gathering lines to eight locations. The remaining commitment on these laterals is approximately $1.3 million, for a total potential liability of approximately $2.0 million to be paid by June 2010 if the minimum volumes are not delivered. The Company recorded a long-term liability for the aggregate amount of $2.0 million in the fourth quarter of 2008, which is revised monthly as volumes produced reduce the liability. Although the Company believes there is the potential to develop this area and increase production, it does not currently have sufficient liquidity to ensure that this occurs in the timeframe required by the gas gathering and compression services agreement with Frontier.

During 2008, the Company executed a gas gathering and compression services agreement with Integrys Energy Services (“Integrys”) related to the construction and installation of a pipeline connecting the Company’s Slick State properties to its Bloomberg properties in order to secure more advantageous plant processing, transportation and gathering fees and access to gas markets. The pipeline system was installed, operational and ready to redirect the production in September 2008. The contract minimum commitment to Integrys is approximately 11.2 Bcf over a three year period for the pipeline interconnect. The amount of total commitment is $550,000 plus 8% interest per annum, for a total liability of approximately $0.6 million. The Company has delivered approximately $177,300 of this commitment through June 30, 2009. The Company has not recorded a liability for this commitment as it expects to meet the minimum physical delivery based on estimated anticipated production.

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

Mary Jane Carol Trahan Champagne, et al. v. Edge Petroleum Exploration Company, et al. — On September 19, 2008 the Company was sued in state district court in Vermilion Parish, Louisiana by Mary Jane Trahan, Carol Trahan Champagne and 29 other plaintiffs alleging breach of obligations under mineral leases in Vermilion Parish regarding the Trahan No. 1 well and the Trahan No. 3 well (MT RC SUB reservoir). Plaintiffs are seeking unspecified damages for lost revenue, lost royalties and devaluation of property interest sustained as a result of the defendants’ alleged negligent and improper drilling operations on the Trahan No. 1 well and the Trahan No. 3 well, including alleged failure to prevent underground water from flooding and destroying plaintiffs’ portion of the reservoir beneath plaintiffs’ property.  Plaintiffs also allege defendants failed to “block squeeze” sections of the Trahan No. 3 well as would a prudent operator. This lawsuit, previously removed from the state court to the federal district court for the Western District of Louisiana, Lafayette Division, has been remanded to state court. The Company’s insurance carrier has retained counsel to represent the Company in this matter. The Company filed certain peremptory challenges and exceptions to the

Plaintiffs’ petition, including prematurity, no cause of action and prescription. Except for the prescription challenge, these motions were overruled by the court in May, 2009.  The Company has not established a reserve with respect to this claim and it is not possible to determine what, if any, its ultimate exposure might be in this matter. The Company intends to vigorously defend itself in this lawsuit.

John Lemke, et al. v. Edge Petroleum Corporation - In October 2008, the Company was sued in state district court in Harris County, Texas over an alleged contract to receive a royalty in certain areas in South Louisiana. The Company and the Plaintiffs settled the dispute by agreement pursuant to which the Company paid the Plaintiffs $17,500 in return for a full release of all claims and a dismissal of the lawsuit.

Lara Energy, Inc. v. Edge Petroleum Corporation - In June 2009, the Company was sued in state district court in Harris County, Texas by a working interest co-owner in the Chapman Ranch prospect located in Nueces County, Texas.  Plaintiff alleges various theories of causes of action, including breach of contract, breach of duty of good faith and fair dealing, negligent misrepresentation, improper acquisition of leases and seismic data, fraudulent inducement and other causes of action.  The Company believes it has done nothing wrong and has honored the contracts with the Plaintiff that govern operations in the Chapman Ranch prospect.  The Company has filed an answer and intends to vigorously defend itself.

Encinitas Ranch et al v. ExxonMobil Corporation, et al. — This lawsuit was originally filed in state district court in Brooks County, Texas, against ExxonMobil, Chevron USA and other defendants alleging numerous causes of action relating to Plaintiffs’ lands going back several decades, including damage to the surface, improperly abandoned equipment, spills, contamination, trespass, failure to maintain facilities, improper or untimely payment of royalties, breach of express and implied covenants, and various acts of negligence, including an alleged incident regarding a fire that occurred on the ranch in 2008. Plaintiffs amended their petition in May 2008 to name additional defendants, including the Company. The Company has a non-operating interest in the Encinitas Ranch, and has never operated the wells or lease in Brooks County, Texas, covering Plaintiffs’ land. The Company’s liability insurance carrier is providing a defense to this matter under a reservation of rights, and has retained local counsel for the Company and filed an answer on the Company’s behalf.  No trial date has been set.  The Company believes it has meritorious defenses to this litigation and intends to vigorously defend itself.

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

Since December 2008, we have continued with our evaluation and assessment of various financial and strategic alternatives in order to address our liquidity issues and the impending maturity of our Revolving Facility (see discussion below) on August 31, 2009. We are working with an investment banking firm to assist further in the evaluation of our financial and strategic alternatives.

During January 2009, we announced that the lenders (“Lenders”) to our Fourth Amended and Restated Credit Agreement (as amended, the “Revolving Facility”) had completed their borrowing base redetermination and reduced our borrowing base to $125 million, resulting in a $114 million borrowing base deficiency (the “Deficiency”).

Pursuant to the terms of the Revolving Facility, we initially elected to prepay the Deficiency in six equal monthly installments, with the first $19 million installment being due on February 9, 2009. We have entered into the following consents and amendments (collectively, the “Amendments”) with our Lenders in recent months as a result of the ongoing financial and strategic alternatives process:

•                  On February 9, 2009, we entered into a Consent and Agreement (the “February Consent”) among us and the Lenders under the Revolving Facility deferring the payment date of the first $19 million installment until March 10, 2009, and extending the due date for each subsequent installment by one month with the last of the six installment payments to be due on August 10, 2009.  In connection with the February Consent, we prepaid $5.0 million of our outstanding advances under the Revolving Facility, in two equal installments of $2.5 million on February 9, 2009 and February 23, 2009, with each of these prepayments applied on a pro rata basis to reduce the six remaining $19 million deficiency payments.

•                  On March 10, 2009, we entered into a Consent and Agreement (the “March Consent”) with the Lenders under the Revolving Facility, which provided, among other things, for the extension of the due date for the first installment to repay the Deficiency from March 10, 2009 to March 17, 2009.  Notwithstanding such extension, we agreed with the Lenders that each of the other five equal installment payments required to eliminate the Deficiency would be due and payable as provided for in the February Consent.

•                  On March 16, 2009, we entered into Consent and Amendment No. 4 to our Revolving Facility (the “Amended Consent”) which provided, among other things, (1) that we would make a $25 million payment on May 31, 2009 with all remaining principal, fees and interest amounts under our Revolving Facility to be due and payable on June 30, 2009, (2) that it would be an event of default (i) if we failed to have executed and delivered on or before May 15, 2009 at least one of the following (a) a commitment letter from a lender or group of lenders reasonably satisfactory to our Lenders providing for the provision by such lender or group of lenders of a credit facility in an amount sufficient to repay all of our obligations under the Revolving Facility on or before June 30, 2009, (b) a merger agreement or similar agreement involving us as part of a transaction that results in the repayment of our obligations under the Revolving Facility on or before June 30, 2009, and (c) a purchase and sale agreement with a buyer or group of buyers reasonably acceptable to our Lenders providing for a sale transaction by us that results in the repayment of all of our obligations under the Revolving Facility on or before June 30, 2009, or (ii) if we were in default under or our hedging arrangements have been terminated or cease to be effective without the prior written consent of our Lenders, (3) that our advances under the Revolving Facility would bear interest at a rate equal to the greater of (a) the reference rate publicly announced by Union Bank of California, N.A. for such day, (b) the Federal Funds Rate in effect on such day plus 0.50% and (c) a rate determined by the Administrative Agent to be the Daily One-Month LIBOR (as defined in the Revolving Facility), in each case plus 2.5% or, during the continuation of an event of default, plus 4.5% (resulting in an effective interest rate of approximately 5.75%), (4) for limitations on the making of capital expenditures and certain investments, and (5) for the elimination of the current ratio, leverage ratio and interest coverage ratio covenant requirements. The Amended Consent also eliminated the six $19 million deficiency payments which were contemplated by the February Consent and the March Consent.

•                  On May 15, 2009, we entered into Amendment No. 5 (“Amendment No. 5”) which provided for, among other things, (1) the elimination of the provision providing that it would be an event of default if we failed to have executed and delivered on or before May 15, 2009 at least one of the following (a) a commitment letter from a lender or group of lenders reasonably satisfactory to the lenders providing for the provision by such lender or group of lenders of a credit facility in an amount sufficient to repay all of our obligations under the Revolving Facility on or before June 30, 2009, (b) a merger agreement or similar agreement involving us as part of a transaction that resulted in the repayment of our obligations under the Revolving Facility on or before June 30, 2009, and (c) a purchase and sale agreement with a buyer or group of buyers reasonably acceptable to the Lenders providing for a sale transaction by us that resulted in the repayment of all of our obligations under the Revolving Facility on or before June 30, 2009 and (2) the elimination of certain reporting requirements relating to certificates to be provided by our auditors and responsible officers.

•                  On May 29, 2009, we entered into Amendment No. 6 (“Amendment No. 6”) which eliminated the May 31, 2009 payment obligation and provided that the related $25 million payment for outstanding advances as well as any unpaid interest thereon and all remaining principal, fees and interests amounts under the Revolving Facility would be due on June 30, 2009.

•                  On June 30, 2009, we entered into Amendment No. 7 (“Amendment No. 7”) which provided for, among other things, (1) changing the maturity date of the Revolving Facility from June 30, 2009 to July 31, 2009, (2) our agreement to make a prepayment of interest of $1,142,753.42 representing the amount anticipated to be owing in respect of the interest payment due and payable on July 31, 2009 and (3) our agreement to make a prepayment of the advances under the Revolving Facility in the amount of $7.5 million with such prepayment to be made on or before July 10, 2009. We paid the July interest of approximately $1.1 million on July 1, 2009 and also paid $7.5 million on July 10, 2009.

•                  On July 31, 2009 we entered into Amendment No. 8 (“Amendment No. 8”) which changed the maturity date of our Revolving Facility from July 31, 2009 to August 31, 2009.

If we breach any of the provisions of the Amended Consent, subsequent Amendments or the Revolving Facility, our Lenders will be entitled to declare an event of default, at which point the entire unpaid principal balance of the loans, together with all accrued and unpaid interest and other amounts then owing to our Lenders, would become immediately due and payable.  In any event, the entire unpaid principal balance of the loans, together with all accrued and unpaid interest and other amounts then owing to our Lenders, will be payable on August 31, 2009 unless earlier paid or a further extension with respect to payment is negotiated with our Lenders. Our Lenders may take action to enforce their rights with respect to the outstanding obligations under the Revolving Facility. Because substantially all of our assets are pledged as collateral under the Revolving Facility, if our Lenders declare an event of default, they would be entitled to foreclose on and take possession of our assets.  In such an event, we may be forced to liquidate or to otherwise seek protection under Chapter 11 of the U.S. Bankruptcy Code. These matters, as well as the other risk factors related to our liquidity and financial position raise substantial doubt as to our ability to continue as a going concern. See ITEM 2. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — LIQUIDITY AND CAPITAL RESOURCES — REVOLVING FACILITY.” With respect to our compliance with the Amended Consent, there can be no assurance that we will be able to further negotiate the terms of the Amended Consent or negotiate a further restructuring of the related indebtedness or that we will be able to make any required payments when they become due.  Moreover, there can be no assurance that we will be successful in our efforts to comply with the terms of the Amended Consent, including our ongoing efforts to evaluate and assess our various financial and strategic alternatives (which may include the sale of some or all of our assets, a merger or other business combination involving the Company, or the restructuring or recapitalization of the Company).  If such efforts are not successful, we may be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code. See Item 1A. RISK FACTORS.

Going Concern — In addition to the impending maturity of our Revolving Facility on August 31, 2009, the capital expenditures required to maintain and/or grow production and reserves are substantial. Prices for oil and natural gas declined materially during the fourth quarter of 2008, and natural gas prices continued to decline during the first half of 2009.  A continued or extended decline in oil or natural gas prices will have a material adverse effect on our financial position, results of operations, cash flows and access to capital and on the quantities of oil and natural gas reserves that we can economically produce. Our stock price has significantly declined over the past year which also makes it more difficult to obtain equity financing on acceptable terms to address our liquidity issues. In addition, we are reporting negative working capital at June 30, 2009 and continue to report net losses in the first six months of 2009 following three consecutive years of net losses.  Therefore, there is substantial doubt as to our ability to continue as a going concern for a period longer than the next twelve months. Additionally, our independent auditors included an explanatory paragraph in their report on our consolidated financials statements as of and for the year ended December 31, 2008 that raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the success of our financial and strategic alternatives process, which may include the sale of some or all of our assets, a merger or other business combination involving the Company or the restructuring or recapitalization of the Company and an increase in commodity prices. Until the possible completion of the financial and strategic alternatives process, our future remains uncertain and there can be no assurance that our efforts in this regard will be successful.

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

Industry and Economic Factors

In managing our business, we must deal with many factors inherent to our industry.  First and foremost is the fluctuation of oil and natural gas prices. Our revenues, the value of our assets, our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in oil and natural gas prices and the costs to produce our reserves. Oil and natural gas prices are subject to significant fluctuations that are beyond our ability to control or predict without losing some advantage of the upside potential. In recent years, oil and natural gas commodity prices have generally trended upwards in response to robust demand and constrained supplies, with oil and natural gas prices peaking at more than $140.00 per barrel and $13.00 per Mcf, respectively, in July 2008. In late 2008 and early 2009, a world-wide economic recession and oversupply of natural gas in North America led to an unprecedented decline in oil and natural gas prices, with oil falling by more than $100.00 per barrel and natural gas falling more than $10.00 per Mcf from their peaks in July 2008. Although crude oil prices have shown some recovery in the second quarter of 2009 rising to approximately $70.00 per barrel, natural gas prices have remained weak around $3.00 to $4.00 per Mcf.

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

Our operations entail significant complexities. Advanced technologies requiring highly trained personnel are utilized in both exploration and production.  Even when the technology is properly used, we may still not know conclusively if hydrocarbons will be present or the rate at which they will be produced.  Exploration is a high-risk activity, oftentimes resulting in no commercially productive reserves being discovered.  These factors, together with periods of increased demand for rigs, equipment, supplies and services, have made it difficult at times for us to further our growth, and made timely execution of our planned activities difficult.

Our business, as with other extractive businesses, is a depleting one in which each gas equivalent produced must be replaced or our asset base and capacity to generate revenues in the future will shrink.  In 2008 and the first half of 2009, we were unable to replace the production we generated due to our reduced capital spending program and higher drilling and operating costs. This will continue to be a factor in 2009 as we operate under a severely limited capital and operating budget.

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

Approach to the Business

Historically, our goal has been to fund ongoing exploration and development projects with cash flow provided by operating activities, occasionally supplemented with external sources of capital. In connection with our ongoing financial and strategic alternatives process and our liquidity issues resulting from the impending maturity of our Revolving Facility on August 31, 2009 and the related Amended Consent and subsequent Amendments, we have operated and will continue to operate with a severely limited capital spending program in 2009 as we continue to pursue the sale of some or all of our assets, a merger or other business combination involving the Company or the restructuring or recapitalization of the Company. Our strategy is currently to continue under a severely limited capital and operating budget, thereby reducing our normal exploration and development activities as we seek to preserve liquidity and resolve the uncertainty and challenges that we face as we pursue various financial and strategic alternatives.

We normally hedge our exposure to volatile oil and natural gas prices on a portion of our expected production to reduce price risk. As of June 30, 2009, we had derivative contracts in place covering 20,000 MMBtu/d of natural gas and 300 Bbl/d of crude oil for the remainder of 2009.

Divestitures

We regularly review our asset base for the purpose of identifying non-core assets, the disposition of which would increase capital resources available for other activities and create organizational and operational efficiencies. While we generally do not dispose of assets solely for the purpose of reducing debt, such dispositions can have the result of furthering our objective of financial flexibility through reduced debt levels. During the first half of 2009, we completed the sale of various non-core properties in Texas for proceeds of $0.3 million and during the first half of 2008, we completed the sale of certain working interests in approximately 100 properties located in Texas to various buyers for aggregate proceeds of approximately $18.2 million.

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

“Ceiling” Test - The full-cost method of accounting for oil and natural gas properties requires a quarterly calculation of a limitation on capitalized costs, often referred to as a full-cost ceiling test. The ceiling is the discounted present value of our estimated total proved reserves (using a 10% discount rate) adjusted for taxes and the impact of cash flow hedges on pricing, if cash flow hedge accounting is applied. The ceiling test calculation dictates that prices and costs in effect as of the last day of the period are to be used in calculating the discounted present value of our estimated total proved reserves.  However, if prices increase subsequent to the balance sheet date, but before the filing date, Securities and Exchange Commission (“SEC”) guidelines allow a company to use the subsequent date’s higher prices in calculating the full-cost ceiling. To the extent that our capitalized costs (net of accumulated depletion and deferred taxes) exceed the ceiling, the excess must be written off to expense. Once incurred, this impairment of oil and natural gas properties is not reversible at a later date even if oil and natural gas prices increase. A ceiling test impairment could result in a significant loss for a reporting period; however, future depletion expense would be correspondingly reduced.  Our estimated proved reserves volumes have decreased during the period from year-end 2008 to June 30, 2009, but the average oil, NGL and natural gas prices at the balance sheet date as of June 30, 2009 were $69.89 per barrel, $41.93 per barrel and $3.89 per MMBtu, respectively. We were not required to record an impairment during the second quarter of 2009. The impairments taken in the third and fourth quarters of 2008 and first quarter of 2009 significantly impacted our depletion expense in the second quarter of 2009. If the 2008 and 2009 impairments had not been taken, our depletion rate would have been approximately $6.25 per Mcfe as compared to $2.43 per Mcfe reported for the three months ended June 30, 2009.

Effect if Different Assumptions Used: Units-of-production method to amortize our oil and natural gas properties - A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the quarter by approximately 10%.

“Ceiling” limitation test - Factors that contribute to a ceiling test impairment include the price used to calculate the reserve limitation threshold and reserve quantities. A reduction in prices at a measurement date could trigger a full-cost ceiling impairment. We recorded an impairment of approximately $78.3 million, net of tax, at March 31, 2009, but we are reporting a cushion of approximately $51.7 million, net of tax, at June 30, 2009. A 10% increase or decrease in prices would have decreased or increased our cushion by approximately 70%, net of tax, respectively. If however, prices should decline in the third or fourth quarter of 2009, the potential for additional impairments at upcoming quarter-ends exists. Although our hedging program is intended to mitigate the economic impact of any significant price decline, it did not impact our ceiling test at June 30, 2009 because we do not apply cash flow hedge accounting to our derivative contracts. Had we applied cash flow hedge accounting to our outstanding derivative contracts, there would have been a 27% increase in the cushion we calculated as a result of the low prices at the measurement date falling below the derivative price floors. A 10% increase or decrease in reserve volume would have decreased or increased the cushion calculated at June 30, 2009 by approximately 40%.

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

Nature of Critical Estimate Item: Income Taxes - In accordance with SFAS No. 109, Accounting for Income Taxes, we have recorded a deferred tax asset and liability to account for the expected future tax benefits and consequences, respectively, of events that have been recognized in our financial statements and our tax returns. There are several items that result in deferred tax assets and liabilities on the balance sheet, the largest of which are attributable to tax basis in excess of book basis in oil and natural gas properties and the impact of net operating loss (“NOL”) carryforwards. We routinely assess our ability to use all of our NOL carryforwards that resulted from substantial income tax deductions, prior year losses and acquisitions. We consider future taxable income in making such assessments.  If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, it is reduced by a valuation allowance to remove the benefit of those NOL carryforwards from our financial statements. Additionally, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”) we have recorded a liability of $0.1 million associated with uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  We are required to determine whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position in order to record any financial statement benefit.  If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements.  The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Assumptions/Approach Used: Numerous judgments and assumptions are inherent in the determination of future taxable income and tax return filing positions that we take, including factors such as future operating conditions (particularly as related to prevailing oil and natural gas prices).

Effect if Different Assumptions Used: Along with consultation from an independent public accounting firm used in tax consultation, we continually evaluate complicated tax law requirements and their effect on our current and future tax liability and our tax filing positions.  Despite our attempt to make an accurate estimate, the ultimate utilization of our NOL carryforwards is highly dependent upon our actual production, the realization of taxable income in future periods, Internal Revenue Code Section 382 limitations and potential tax elections.  If we estimate that some or all of our NOL carryforwards are more likely than not going to expire or otherwise not be utilized to reduce future tax, we would be required to record a valuation allowance to remove the benefit of those NOL carryforwards from our financial statements, as was done most recently in the fourth quarter of 2008 and the first and second quarters of 2009. Our liability for uncertain tax positions is dependent upon our judgment on the amount of financial statement benefit that an uncertain tax position will realize upon ultimate settlement and on the probabilities of the outcomes that could be realized upon ultimate settlement of an uncertain tax position using the facts, circumstances and information available at the reporting date to establish the appropriate amount of financial statement benefit. To the extent that a valuation allowance or uncertain tax position is established or increased or decreased during a period, we may be required to include an expense or benefit within tax expense in the statement of operations. During the first half of 2009, we recorded a valuation allowance of approximately $30.2 million which completely offset deferred tax assets recorded during the first half of 2009. This valuation allowance was recorded as a result of our anticipated inability to utilize all of our deferred tax assets.

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

Effect if Different Assumptions Used: At June 30, 2009, a 10% change in the commodity price per unit would cause the fair value total of our derivative financial instruments to increase or decrease by approximately $1.2 million. Had we applied cash flow hedge accounting treatment to all of our derivative contracts outstanding at June 30, 2009, our net loss to common stockholders for the six months would have been approximately $61.0 million, or $2.26 per basic and diluted loss per share, assuming that all hedges were fully effective, as compared to our reported net loss to common stockholders for the six months ended June 30, 2009 of $86.3 million, or $3.13 basic and diluted loss per share.

Results of Operations

This section includes discussion of our results of operations for the three and six months ended June 30, 2009 as compared to the same period of the prior year.  We are an independent oil and natural gas company engaged in the exploration, development, acquisition and production of crude oil and natural gas properties in the United States.  Our resources and assets are managed and our results reported as one operating segment. We conduct our operations primarily along the onshore United States Gulf Coast, with our primary emphasis in Texas, Mississippi, New Mexico and Louisiana.

Second Quarter 2009 Compared to the Second Quarter 2008

Revenue and Production

Total revenue increased significantly from the second quarter of 2008 to the comparable 2009 period. Excluding the effects of derivative activity, revenue decreased 76% from the second quarter of 2008 to the comparable 2009 period.  For the three months ended June 30, 2009 and 2008, our product mix contributed the following percentages of revenue and production volumes:

			REVENUE (2)		PRODUCTION
	REVENUE (1)		Three Months Ended June 30,		VOLUMES (MCFE)
	2009	2008	2009	2008	2009	2008
Natural gas	64%	*	57%	67%	67%	71%
Natural gas liquids	18%	*	18%	14%	21%	18%
Crude oil and condensate	18%	*	25%	19%	12%	11%
		*
Total	100%	*	100%	100%	100%	100%

(1) Includes effect of derivative transactions

(2) Excludes effect of derivative transactions

* Not meaningful due to derivative losses

The following table summarizes volume and price information with respect to our oil and natural gas production:

			2009 Period Compared
			to 2008 Period
	Three Months Ended		$	%
	June 30,		Increase	Increase
	2009	2008	(Decrease)	(Decrease)
	(in thousands, except prices and percentages)
Production Volumes:
Natural gas (MMcf)	2,006	3,042	(1,036)	(34)%
Natural gas liquids (MBbls)	107	126	(19)	(15)%
Crude oil and condensate (MBbls)	58	77	(19)	(25)%
Natural gas equivalent (MMcfe)	2,996	4,260	(1,264)	(30)%
Average Sales Price(1):
Natural gas ($ per Mcf)(2)	$3.28	$10.84	$(7.56)	(70)%
Natural gas liquids ($ per Bbl)	20.23	53.08	(32.85)	(62)%
Crude oil and condensate ($ per Bbl)(2)	50.41	122.57	(72.16)	(59)%
Natural gas equivalent ($ per Mcfe)(2)	3.90	11.52	(7.62)	(66)%
Natural gas equivalent ($ per Mcfe)(3)	3.93	(1.77)	5.70	*
Operating Revenue:
Natural gas (2)	$6,594	$32,950	$(26,356)	(80)%
Natural gas liquids	2,156	6,718	(4,562)	(68)%
Crude oil and condensate (2)	2,924	9,392	(6,468)	(69)%
Gain (loss) on derivatives	109	(56,598)	56,707	100%
Total revenue	$11,783	$(7,538)	$19,321	*

* Not meaningful

(1) Prices are calculated based on whole numbers, not rounded numbers.

(2) Excludes the effect of derivative transactions.

(3) Includes the effect of derivative transactions.

Production — For the quarter ended June 30, 2009, production volumes decreased as compared to the same 2008 period primarily due to normal production declines, asset sales completed during early 2008 and decreased capital re-investment in replacing and maintaining production as compared to historical levels. The following summarizes our average daily production volumes:

	For the Three Months Ended June 30,
	2009	2008
Production Volumes per Day:
Natural gas (MMcf/D)	22.0	33.4
Natural gas liquids (MBbls/D)	1.2	1.4
Oil and condensate (MBbls/D)	0.6	0.8
Natural gas equivalent (MMcfe/D)	32.9	46.8

Average sales price — Our sales revenue is sensitive to the changes in prices received for our products.  A substantial portion of our production is sold at prevailing market prices, which fluctuate in response to many factors that are outside of our control. Imbalances in the supply and demand for oil and natural gas can have a dramatic effect on the prices we receive for our production. Political instability and availability of alternative fuels could impact worldwide supply, while the economy, weather and other factors outside of our control could impact demand. In recent years, oil and natural gas commodity prices have generally trended upwards in response to robust demand and constrained supplies, with oil and natural gas prices peaking at more than $140.00 per barrel and $13.00 per Mcf, respectively, in July 2008. In the second half of 2008, a world-wide economic recession and oversupply of natural gas in North America led to an unprecedented decline in oil and natural gas prices, with oil falling by more than $100.00 per barrel and natural gas falling more than $10.00 per Mcf from their peaks in July 2008. Although crude oil prices have shown some recovery in the second quarter of 2009 rising to approximately $70.00 per barrel, natural gas prices have remained weak around $3.00 to $4.00 per Mcf. This has significantly affected our business, but in 2009 our commodity derivatives have provided some protection against these falling prices, see “Derivative” discussion below. A continued or extended decline in oil or natural gas prices could have a material adverse effect on our financial position, results of operations, cash flows and access to capital and on the quantities of oil and natural gas reserves that we can economically produce.

Natural gas revenue - For the three months ended June 30, 2009, natural gas revenue, excluding derivative activity, decreased 80% over the same period in 2008 due to both lower average realized prices and production volumes. The overall decrease in production compared to the prior year period resulted in a decrease in revenue of approximately $11.2 million (based on 2008 comparable period pre-derivative prices). The decrease in average price received, excluding derivative activity, resulted in decreased revenue of approximately $15.2 million (based on current period production).  See below for a discussion of the impact of natural gas derivatives on prices and revenue.

Natural gas liquids (“NGL”) revenue - For the three months ended June 30, 2009, NGL revenue decreased 68% over the same period in 2008 due to decreases in prices realized and production volumes. The price decrease resulted in a decrease in revenue of approximately $3.5 million (based on current period production).  The decrease in NGL production decreased revenue by approximately $1.1 million (based on 2008 comparable period average prices).

Crude oil and condensate revenue - For the three months ended June 30, 2009, oil and condensate sales revenue, excluding derivative activity, decreased 69% from the comparable period in 2008 due to both lower average realized prices and production volumes. The decreased average realized price for oil and condensate for the three months ended June 30, 2009 resulted in a decrease in revenue of approximately $4.2 million (based on current period production). The decrease in oil and condensate production resulted in a decrease in revenue of approximately $2.3 million (based on 2008 comparable period pre-derivative prices). See below for a discussion of the impact of crude oil derivatives on prices and revenue.

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

	Three Months Ended June 30,
	2009		2008
	$	$ per unit (1)	$	$ per unit(1)
	(in thousands, except per unit prices)
Natural gas derivative contract settlements (Mcf)	$7,744	$3.86	$(6,733)	$(2.21)
Crude oil derivative contract settlements (Bbl)	284	4.89	(7,916)	(103.31)
Mark-to-market unrealized change in fair value of gas derivative contracts (Mcf)	(6,744)	(3.36)	(30,914)	(10.17)
Mark-to-market unrealized change in fair value of oil derivative contracts (Bbl)	(1,175)	(20.25)	(11,035)	(144.01)
Gain (loss) on derivatives (Mcfe)	$109	$0.03	$(56,598)	$(13.29)

(1) Prices per unit are calculated based on whole numbers, not rounded numbers.

Should crude oil or natural gas prices increase or decrease from the current levels, it could materially impact our revenues. In a high price environment, hedged positions could result in lost opportunities if there is a cap in place, thus lowering our effective realized prices on hedged production, but in an environment of falling prices, these transactions offer some pricing protection for hedged production. Due to the ongoing financial and strategic alternatives process the Company has not entered into any new derivative contracts in recent months and does not expect to for the foreseeable future, therefore beyond 2009 we will not be impacted by the benefits or consequences of derivative contracts.

Costs and Operating Expenses

The table below details our expenses:

			2009 Period Compared to 2008 Period
	Three Months Ended June 30,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(in thousands, except percentages)
Oil and natural gas operating expenses	$3,824	$3,941	$(117)	(3)%
Severance and ad valorem taxes	1,257	3,297	(2,040)	(62)%
Depletion, depreciation, amortization and accretion:
Oil and natural gas property and equipment	7,285	21,237	(13,952)	(66)%
Other assets	171	184	(13)	(7)%
ARO accretion	93	101	(8)	(8)%
General and administrative expenses	4,919	5,152	(233)	(5)%
Total operating expenses	$17,549	$33,912	$(16,363)	(48)%

Other income and expense, net	3,603	2,491	1,112	45%
Income tax benefit	—	(16,118)	16,118	100%
Preferred stock dividends	—	2,067	(2,067)	(100)%

Oil and natural gas operating expenses - Oil and natural gas operating expenses include direct operating costs, repairs and maintenance and workover expenses. Although operating expenses for the three months ended June 30, 2009 were comparable to the same prior year period, our base costs were actually lower in the three months ended June 30 2009 as compared to the same period in 2008, but were offset partially by an increase in workover expenses incurred in the second quarter of 2009. Average oil and natural gas operating expenses were $1.28 per Mcfe and $0.93 per Mcfe for the three months ended June 30, 2009 and 2008, respectively. On a per Mcfe basis, the decline in production volume was the primary reason for the increase in cost per Mcfe.

Severance and ad valorem taxes - Severance tax expense for the three months ended June 30, 2009 was 80% lower than the prior year period as a result of the lower revenue received in the current year.  In addition, our effective severance tax rate was lower due to abatements received during the first quarter of 2009. For the three months ended June 30, 2009, severance tax expense was approximately 5.2% of revenue subject to severance taxes compared to 6.1% of revenue subject to severance taxes for the second quarter of 2008. Ad valorem tax expense for the second quarter of 2009 was significantly higher than the second quarter of 2008 due to timing differences in recording costs in 2008 as compared to 2009, but the estimated expense for 2009 is expected to be lower overall than 2008 due to lower property valuations. On an equivalent basis, severance and ad valorem taxes averaged $0.42 per Mcfe and $0.77 per Mcfe for the three months ended June 30, 2009 and 2008, respectively.

Depletion, depreciation, and amortization (“DD&A”) and accretion - Full-cost depletion on our oil and natural gas properties has decreased substantially as a result of a decrease in our depletion rate and 30% lower production volumes in the second quarter of 2009 compared to the second quarter of 2008. Our depletion rate for the three months ended June 30, 2009 was $2.43 per Mcfe, a 51% decrease compared to the second quarter 2008 rate of $4.99 per Mcfe. The depletion rate has decreased over the past year due to significant impairments taken in the third and fourth quarters of 2008 and first quarter of 2009. Depreciation of other assets for the second quarter of 2009 was comparable to the same period in 2008. Accretion expense associated with our ARO for the three months ended June 30, 2009 decreased due to revisions in the ARO liability made during 2008.

General and administrative (“G&A”) expenses — G&A expense decreased 5% for the three months ended June 30, 2009 compared to the same period in 2008 due primarily to the decrease in our salary and benefit costs as a result of the 36% drop in our staffing levels since June 30, 2008. We also had a decrease in general legal fees in the three months ended June 30, 2009 as compared to the same period of 2008. Partially offsetting these decreases were the costs associated with our ongoing financial and strategic alternative process that increased significantly from $0.7 million in the three months ended June 30, 2008 to $1.9 million for the three months ended June 30, 2009. We also had an increase in contract labor costs in 2009. Capitalized G&A costs for second quarter 2009 and 2008 were approximately $0.6 million and $1.1 million, respectively. G&A on a unit-of-production basis for the three months ended June 30, 2009 was $1.64 per Mcfe compared to $1.21 per Mcfe for the comparable 2008 period. G&A, excluding non-cash share-based compensation costs and bad debt expense, for the three months ended June 30, 2009 averaged $1.54 per Mcfe compared to $1.06 per Mcfe in the same period in 2008.

Other income and expense - During the three months ended June 30, 2009, our other income and expense increased primarily due to an increase in gross interest expense resulting from higher interest rates applied to our outstanding debt balance. For the second quarter of 2009, we capitalized less interest due to a 14% lower unproved property base on which we calculate interest expense subject to capitalization.

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Gross interest expense	$3,363	$2,883
Less: capitalized interest	(294)	(599)
Interest expense, net	$3,069	$2,284

Weighted average debt	$234,000	$243,385

We recorded amortization of deferred loan costs related to our Revolving Facility during the three months ended June 30, 2009 and 2008. These costs for 2009 were higher than the prior year due to changes to the maturity date of our Revolving Facility which resulted in acceleration of the amortization.

Income tax benefit — We did not record a tax benefit for the three months ended June 30, 2009. We fully provided for additions to our deferred tax asset with a valuation allowance during the period.  During the three months ended June 30, 2008, we recorded an income tax benefit of $16.1 million with no valuation allowance.

Preferred stock dividends — Our Board of Directors did not declare quarterly dividends on our 5.75% Series A cumulative convertible perpetual preferred stock in December 2008, March 2009 or June 30, 2009.  Such dividends were declared in December 2007, March 2008 and June 2008. As a result, there is no dividend expense reported for the three months ended June 30, 2009 compared to $2.1 million for the same period in 2008.

Loss per share — We reported a net loss for the quarters ended June 30, 2009 and 2008.  The loss in the second quarter of 2009 was primarily due to reduced revenues as a result of lower prices and production.  Basic weighted average shares outstanding for the three months ended June 30, 2009 and 2008 were comparable. At June 30, 2009 and 2008, we excluded the effect of restricted stock units, common stock options, and 8.7 million shares of if-converted common stock from the diluted shares calculations because they would have an anti-dilutive effect on loss per share.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Revenue and Production

Total revenue increased significantly from the first six months of 2008 to the comparable 2009 period primarily as a result of our derivative activity.  Excluding the effects of derivative activity, revenues decreased 74% from the first six months of 2008 to the comparable 2009 period. The Company’s decrease in revenue from the first six months of 2008 to the comparable 2009 period was primarily due to (1) commodity pricing that was significantly lower than first six months of 2008 and (2) a decrease in capital expenditures and drilling activity resulting from the decreased commodity prices which caused several proved undeveloped locations to be uneconomic and shortening the economic life of many other properties. Our product mix contributed the following percentages of revenues and production volumes:

			REVENUES (2)		PRODUCTION
	REVENUES (1)		Six months ended June 30,		VOLUMES (MCFE)
	2009	2008	2009	2008	2009	2008
Natural gas	77%	*	63%	64%	68%	70%
Natural gas liquids	11%	*	17%	17%	20%	20%
Crude oil and condensate	12%	*	20%	19%	12%	10%

Total	100%	*	100%	100%	100%	100%

(1) Includes effect of derivative transactions

(2) Excludes effect of derivative transactions

* Not meaningful due to derivative losses

The following table summarizes volume and price information with respect to our oil and natural gas production for the six months ended June 30, 2009 and 2008:

			2009 Period Compared
			to 2008 Period
	Six Months Ended		$	%
	June 30,		Increase	Increase
	2009	2008	(Decrease)	(Decrease)
	(in thousands, except prices and percentages)
Production Volumes:
Natural gas (MMcf)	4,176	6,815	(2,639)	(39)%
Natural gas liquids (MBbls)	204	317	(113)	(36)%
Crude oil and condensate (MBbls)	117	162	(45)	(28)%
Natural gas equivalent (MMcfe)	6,102	9,689	(3,587)	(37)%
Average Sales Price(1):
Natural gas ($ per Mcf)(2)	$3.72	$9.05	$(5.33)	(59)%
Natural gas liquids ($ per Bbl)	20.33	51.54	(31.21)	(61)%
Crude oil and condensate ($ per Bbl)(2)	42.78	111.23	(68.45)	(62)%
Natural gas equivalent ($ per Mcfe)(2)	4.04	9.91	(5.87)	(59)%
Natural gas equivalent ($ per Mcfe)(3)	5.88	1.04	4.84	*
Operating Revenue:
Natural gas (2)	$15,522	$61,694	$(46,172)	(75)%
Natural gas liquids	4,137	16,345	(12,208)	(75)%
Crude oil and condensate (2)	5,013	18,037	(13,024)	(72)%
Gain (loss) on derivatives	11,177	(85,957)	97,134	*
Total revenue	$35,849	$10,119	$25,730	*

(1) Prices are calculated based on whole numbers, not rounded numbers.

(2) Excludes the effect of derivative transactions.

(3) Includes the effect of derivative transactions.

*    Not meaningful

Production — For the six months ended June 30, 2009, production volumes decreased as compared to the same 2008 period primarily due to normal production declines, asset sales completed during early 2008 and decreased capital re-investment in replacing and maintaining production as compared to historical levels. The following summarizes our average daily production volumes:

	For the Six Months Ended June 30,
	2009	2008
Production Volumes per Day:
Natural gas (MMcf/D)	23.1	37.4
Natural gas liquids (MBbls/D)	1.1	1.7
Oil and condensate (MBbls/D)	0.6	0.9
Natural gas equivalent (MMcfe/D)	33.7	53.2

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

Natural gas revenue - For the first half of 2009, natural gas revenue, excluding derivative activity, decreased due to lower production volumes and lower realized prices. The decrease in production volumes compared to the prior year period resulted in decreased revenue of approximately $23.9 million (based on 2008 comparable period pre-derivative prices). The decrease in average price received resulted in decreased revenue of approximately $22.3 million (based on current period production). See below for a discussion of the impact of natural gas derivatives on prices and revenue.

NGL revenue - For the six months ended June 30, 2009, NGL sales revenue decreased 75% over the same period in 2008 as a result of both lower production volumes and average realized prices. We do not hedge our NGL production. Decreased NGL production volumes led to decreased revenue of approximately $5.9 million (based on 2008 comparable period prices). Lower average realized NGL prices for the six months ended June 30, 2009 resulted in decreased revenue of approximately $6.3 million (based on current period production).

Crude oil and condensate revenue - For the six months ended June 30, 2009, oil and condensate sales revenue, excluding derivative activity, decreased 72% as compared to the same period in 2008, due to lower average realized prices and production. Lower average realized prices resulted in decreased revenue of approximately $8.0 million (based on current period production).  The decrease in oil and condensate production resulted in a decrease in revenue of approximately $5.0 million (based on 2008 comparable period pre-derivative prices).

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

	Six Months Ended June 30,
	2009		2008
	$	$ per unit (1)	$	$ per unit(1)
	(in thousands, except per unit prices)
Natural gas contract settlements (Mcf)	$12,869	$3.08	$(6,370)	$(0.93)

Crude oil contract settlements (Bbl)	1,007	8.59	(12,278)	(75.72)

Mark-to-market reversal of prior period unrealized change in fair value of gas derivative contracts (Mcf)	(13,390)	(3.21)	(2,626)	(0.39)

Mark-to-market unrealized change in fair value of gas derivative contracts (Mcf)	12,494	2.99	(53,852)	(7.90)

Mark-to-market reversal of prior period unrealized change in fair value of oil derivative contracts (Bbl)	(2,015)	(17.21)	14,954	92.23

Mark-to-market unrealized change in fair value of oil derivative contracts (Bbl)	212	1.83	(25,785)	(159.02)

Gain (loss) on derivatives (Mcfe)	$11,177	$1.84	$(85,957)	$(8.87)

(1) Prices per unit are calculated based on whole numbers, not rounded numbers.

Should crude oil or natural gas prices increase or decrease from the current levels, it could materially impact our revenues. Our physical sales of these commodities are vulnerable to the volatility of market price movements.  Therefore, we have entered into contracts covering a portion of our anticipated 2009 production to ensure certain cash flows that we expect will allow us to plan our business activities. In a high price environment, hedged positions could result in lost opportunities if there is a cap in place, thus lowering our effective realized prices on hedged production, but in an environment of falling prices, these transactions offer some pricing protection for hedged production. Due to the ongoing financial and strategic alternatives process the Company has not entered into any new derivative contracts in recent months and does not expect to for the foreseeable future, therefore beyond 2009 we will not be impacted by the benefits or consequences of derivative contracts. Our 2008 derivative position exceeded our 2008 production exposing us to greater cash losses and risk of losses during that period.

Costs and Operating Expenses

The table below details our expenses:

			2009 Period Compared to 2008 Period
	Six Months Ended June 30,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(in thousands, except percentages)
Oil and natural gas operating expenses	$7,649	$8,413	$(764)	(9)%
Severance and ad valorem taxes	2,348	5,482	(3,134)	(57)%
Depletion, depreciation, amortization and accretion:
Oil and gas property and equipment	17,089	48,325	(31,236)	(65)%
Other assets	347	377	(30)	(8)%
ARO accretion	192	191	1	1%
Impairment of oil and natural gas properties	78,254	—	78,254	100%
General and administrative expenses	9,514	9,212	302	3%
Total operating expenses	$115,393	$72,000	$43,393	60%

Other income and expense, net	$6,765	$6,885	$(120)	(2)%
Income tax benefit	—	(24,764)	24,764	100%
Preferred stock dividends	—	4,133	(4,133)	(100)%

Oil and natural gas operating expenses - For the six months ended June 30, 2009, operating expenses decreased as compared to the same period of 2008 due primarily to decreased well workover activity in 2009 and asset divestitures that occurred in 2008. However, we had an overall increase in our average oil and natural gas operating expenses, which were $1.25 per Mcfe for the six months ended June 30, 2009 as compared to $0.87 per Mcfe in the same period of 2008 as a result of the production declines in 2009 as compared to 2008.

Severance and ad valorem taxes - For the six months ended June 30, 2009, severance and ad valorem taxes decreased significantly from the first half of 2008.  Severance tax expense for the six months ended June 30, 2009 was 78% lower than the prior year period due primarily to decreased realized rates.  Our severance tax expense is levied on our oil and natural gas revenue from physical production (i.e. excluding derivative activity). For the six months ended June 30, 2009, severance tax expense was approximately 5.0% of revenue subject to severance taxes compared to 5.6% of revenue subject to severance taxes for the first half of 2008. Ad valorem tax expense for the first half of 2009 was significantly higher than the prior year because our 2007 year-end estimates were too high which impacted 2008 offsetting normal expense completely. On an equivalent basis, severance and ad valorem taxes averaged $0.38 per Mcfe and $0.57 per Mcfe for the six months ended June 30, 2009 and 2008, respectively.

DD&A and accretion - Depletion on our oil and natural gas properties decreased for the first half of 2009 compared to the same period of 2008 due to an decrease in our unit-of-production depletion rate and production volumes, which are discussed under “Revenue and Production” above. The depletion rate decreased from $4.99 per Mcfe in the first half of 2008 to $2.80 per Mcfe in the first half of 2009, primarily as a result of the impairments of our oil and natural gas properties taken during the second half of 2008 and the first quarter of 2009. Depreciation of furniture and fixtures and accretion expense for the first half of 2009 were comparable to the first half of 2008.

G&A expense - G&A expense for the first six months of 2009 was comparable to the same period of 2008. Although it was comparable in total, we had two primary offsetting items that contributed to the variance. We recorded an increase in costs of our ongoing financial and strategic alternatives process from $0.7 million in the first half of 2008 to $3.6 million in the first half of 2009. This increase was completely offset by a $3.7 million decrease in salaries and benefit costs related to our reduced workforce. We also had increases in contract labor costs, bad debt expense and building rent, which were partially offset by decreases in general legal expenses. During the first half of 2009 and 2008, we recorded bad debt expense of approximately $0.3 million and $0.1 million, respectively, to increase our reserve allowance on certain accounts receivable that we believe to be potentially uncollectible. G&A expense is typically reduced by overhead reimbursements and capitalized G&A. Overhead reimbursements, which decrease overall G&A expense, decreased in 2009 as compared to 2008. Capitalized G&A costs for the first half of 2009 were lower at $1.3 million as compared to $2.1 million for the comparable prior year period. G&A expense on a unit-of-production basis for the six months ended June 30, 2009 increased to $1.56 per Mcfe as compared to $0.95 per Mcfe for the comparable 2008 period. G&A, excluding non-cash share-based compensation costs and bad debt expense, for the six months ended June 30, 2009 also increased due to lower production volumes, averaging $1.46 per Mcfe as compared to $0.81 per Mcfe for the comparable 2008 period.

Other expense, net - During the six months ended June 30, 2009, other income and expense in total was slightly lower than the same period of 2008. We recorded lower interest income in the first half of 2009 as compared to the first half of 2008. For the first half of 2009, 8% of our gross interest expense was capitalized, as compared to 18% in the same period of 2008. We calculate the amount of interest we can capitalize based on the comparison of our unproved property costs and our weighted average debt balance. Gross interest expense in 2008 was higher than 2009 due to higher outstanding debt balances. Although average debt balances outstanding in 2008 were higher than in 2009, the interest rates were lower in 2009 which partially offset the increase in total gross interest.

	For the Six Months Ended June 30,
	2009	2008
	(in thousands)
Gross interest expense	$5,784	$7,898
Less: capitalized interest	(472)	(1,390)
Interest expense, net	$5,312	$6,508

Weighted average debt	$235,271	$250,319

We also recorded amortization of deferred loan costs related to our Revolving Facility during the six months ended June 30, 2009 and 2008. The costs in 2009 were higher than 2008 due to the acceleration of amortization of those capitalized costs resulting from the change in maturity date of the Revolving Facility. During the six months ended June 30, 2008, we recorded a gain on ARO settlements of approximately $9,400.

Income tax expense - We did not record a tax benefit for the six months ended June 30, 2009. We fully provided for additions to our deferred tax asset with a valuation allowance during the period.  During the six months ended June 30, 2008, we recorded an income tax benefit of $24.8 million with no valuation allowance.

Preferred stock dividends — Our Board of Directors declared dividends on our 5.75% Series A cumulative convertible perpetual preferred stock in March and June 2008 and none in 2009.

Loss per share - For the first half of 2009 and 2008, we reported a loss per share. In 2009 the loss per share was primarily the result of the $78.3 million impairment of oil and natural gas properties and declines in our oil and natural sales revenue both as a result of decreased oil and natural gas prices.  In 2008 the loss per share was primarily the result of unrealized derivative losses of approximately $67.3 million. Basic weighted average shares outstanding for the six months ended June 30, 2009 were comparable to the prior year. We excluded approximately 8.7 million shares of if-converted common stock attributable to our 5.75% Series A cumulative convertible perpetual preferred stock which, when converted, have an anti-dilutive effect and, therefore, are not included in the calculation of diluted earnings per share for the six months ended June 30, 2009 or 2008.

Liquidity and Capital Resources

Historically, our primary ongoing source of capital was the cash flow generated from our operating activities supplemented by borrowings under our Revolving Facility. We currently do not have any available borrowing capacity under our Revolving Facility (see “Revolving Facility” below for additional discussion) and all remaining principal, fees and interest amounts under our Revolving Facility are due and payable on August 31, 2009 to our lenders. Net cash generated from operating activities is a function of production volumes and commodity prices, both of which are inherently volatile and unpredictable, as well as operating efficiency and costs. Our business, as with other extractive businesses, is a depleting one in which each gas equivalent unit produced must be replaced or our asset base and capacity to generate revenues in the future will shrink. Less predictable than production declines from our proved reserves is the impact of constantly changing oil and natural gas prices on cash flows.  We attempt to mitigate the price risk with our hedging program. Reserves and production volumes are influenced, in part, by the amount of future capital expenditures. In turn, capital expenditures are influenced by many factors including drilling results, oil and natural gas prices, industry conditions, availability and cost of goods and services and the extent to which oil and natural gas properties are acquired. In 2009, our capital expenditures have been and will continue to be impacted by our liquidity issues and the impending maturity of our Revolving Facility on August 31, 2009, as well as the Amended Consent and subsequent Amendments which impose significant constraints on our capital expenditures.

Our primary cash requirements are for exploration, development and acquisition of oil and natural gas properties, payment of any preferred stock dividends when and if declared by our Board of Directors, payment of any derivative loss settlements when and if they occur, and the repayment of principal and interest on outstanding debt (including the Deficiency under our Revolving Facility). We have historically attempted to fund our exploration and development activities primarily through internally generated cash flows and budget capital expenditures based largely on projected cash flows, however we do not anticipate that our cash flows will be sufficient to fund our primary cash requirements. We routinely adjust capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, and cash flow. We typically have funded acquisitions from borrowings under our credit facilities, cash flow from operations and sales of common stock and preferred stock, though we do not anticipate making any acquisitions in the foreseeable future.

Significant changes to working capital affects our liquidity in the short term. Since December 31, 2008 and continuing as of June 30, 2009, our outstanding debt was classified as current due to the various amendments in the maturity date of our Revolving Facility. As provided by Amendment No. 8 (see “Revolving Facility” below for additional discussion) the current maturity date of the revolving Facility is August 31, 2009. Our derivative instrument asset is indicative of potential future cash settlement inflows on our outstanding oil and natural gas derivative positions, which are scheduled to settle in future months. The fair market value represents the potential settlement for those contracts if the market prices remain unchanged. Should commodity prices increase or decrease, the fair value of those outstanding contracts would also change.  When our derivatives result in cash settlement outflows, we receive higher cash inflows on the sale of our physical production at those higher market prices, thus providing us with funds to cover at least a portion of any derivative payments that may come due in the future.

We have historically used our credit facilities to supplement any deficiencies between operating cash flow and capital expenditures. We have also used proceeds of asset divestitures to supplement these deficiencies and reduce outstanding debt. Our outstanding debt balance on August 4, 2009 was $226.5 million.

Although we have used proceeds from private and public offerings of our stock to fund certain acquisition activities in the past, we typically do not rely on proceeds from the exercise of warrants and stock options to sustain our business, as the timing of their exercise is unpredictable.

As a result of the strategic alternatives process we began in late 2007, we reduced our planned capital spending for 2008 as compared to previous years. The recent worldwide financial and credit crisis has reduced the availability of liquidity and credit worldwide, and the recent substantial declines in worldwide equity markets, including our stock prices, make it more difficult to effectively raise capital through equity issuances. Additionally, prices for oil and natural gas declined materially during the fourth quarter of 2008, and natural gas prices continued to decline during the first half of 2009.  A continued or extended decline in oil or natural gas prices will have a material adverse effect on our financial position, results of operations, cash flows and access to capital and on the quantities of oil and natural gas reserves that we can economically produce.

We had cash and cash equivalents at June 30, 2009 of $15.7 million consisting primarily of short-term money market investments, as compared to $8.5 million at December 31, 2008.  Our working capital deficit was $201.1 million at June 30, 2009, as compared to a working capital deficit of $203.3 million at December 31, 2008. At June 30, 2009 and December 31, 2008, we classified all of our outstanding debt as current due to the various amendments in the maturity date of the Revolving Facility.  Our sources and uses of cash were as follows:

	For the Six Months Ended June 30,
	2009	2008
	(in thousands)
Net Cash Provided By Operating Activities	$19,847	$53,440

Net Cash Used In Investing Activities	(7,629)	(24,015)

Net Cash Used In Financing Activities	(5,000)	(24,133)

Net Cash Provided By Operating Activities - The decrease in cash flows provided by operating activities for the first half of 2009 as compared to the same period in 2008 is primarily a result of a decrease in production revenue, partially offset by a decrease in cash costs such as severance taxes and oil and natural gas operating expenses. Changes in working capital increased total cash flows by $5.5 million in the first half of 2009 as compared to $4.1 million in the same period of 2008.

Net Cash Used In Investing Activities - We have historically reinvested a substantial portion of our cash flows in our drilling, acquisition, land and geophysical activities.  We are operating under a limited capital investment program and spent approximately $9.2 million during the first half of 2009, including $2.4 million on our drilling and operating program. We drilled 4 wells in the first quarter of 2009, three of which were apparent successes. Leasehold and geological and geophysical activities accounted for expenditures of $6.8 million through June 30, 2009. During the first six months of 2008, we spent $33.9 million on our drilling and operating program. We drilled 15 wells in the first half of 2008, 14 of which were apparent successes. Leasehold and geological and geophysical activities accounted for expenditures of $2.7 million through June 30, 2008. There were also minimal capital expenditures associated with computer hardware, office equipment and other miscellaneous capital charges. During the six months ended June 30, 2009, proceeds from the sale of certain non-core properties in Texas to various buyers totaled approximately $0.3 million. In the same period last year, proceeds from the sale of certain non-core properties in Texas and a pipeline to various buyers totaled approximately $18.2 million.

Due to the overhedged position in 2008, cash settlements related to the overhedged position are reflected in investing activities because they do not apply to operating revenues and are similar in nature to an investment. Approximately 42% of our oil settlements and 17% of our natural gas settlements are represented by the $6.2 million of speculative settlements in this section of the statement of cash flows. The remainder is located in net cash provided by operating activities. There was no overhedged position in the first half of 2009.

Net Cash Used In Financing Activities - During the six months ended June 30, 2009, we repaid $5.0 million under our Revolving Facility (as defined below). In the comparable period of 2008, we repaid $20.0 million using proceeds from our asset sales. We also paid quarterly dividends on our preferred stock in January and April 2008, but none in 2009.

Revolving Facility

On January 30, 2007, we entered into the Revolving Facility with the Lenders, in favor of the Company and certain of its wholly-owned subsidiaries in an amount equal to $750 million. The Revolving Facility has a letter of credit sub-limit of $20 million. The Revolving Facility was scheduled to mature on January 31, 2011. At June 30, 2009, borrowings under the Revolving Facility bore interest at Prime plus an applicable margin of 2.50%. At June 30, 2009, the interest rate applied to our outstanding borrowings was 5.75%. As of June 30, 2009, we had $234 million in total borrowings outstanding under the Revolving Facility. During January 2009, the Lenders established a new borrowing base of $125 million under the Revolving Facility resulting in a borrowing base deficiency of $114 million.

Pursuant to the terms of the Revolving Facility, we initially elected to prepay the Deficiency in six equal monthly installments, with the first $19 million installment being due on February 9, 2009. We have entered into the following consents and amendments (collectively, the “Amendments”) with our Lenders in recent months as a result of the ongoing financial and strategic alternatives process:

•                  On February 9, 2009, we entered into a Consent and Agreement (the “February Consent”) among us and the Lenders under the Revolving Facility deferring the payment date of the first $19 million installment until March 10, 2009, and extending the due date for each subsequent installment by one month with the last of the six installment payments to be due on August 10, 2009.  In connection with the February Consent, we prepaid $5.0 million of our outstanding advances under the Revolving Facility, in two equal installments of $2.5 million on February 9, 2009 and February 23, 2009, with each of these prepayments applied on a pro rata basis to reduce the six remaining $19 million deficiency payments.

•                  On March 10, 2009, we entered into a Consent and Agreement (the “March Consent”) with the Lenders under the Revolving Facility, which provided, among other things, for the extension of the due date for the first installment to repay the Deficiency from March 10, 2009 to March 17, 2009.  Notwithstanding such extension, we agreed with the Lenders that each of the other five equal installment payments required to eliminate the Deficiency would be due and payable as provided for in the February Consent.

•                  On March 16, 2009, we entered into Consent and Amendment No. 4 to our Revolving Facility (the “Amended Consent”) which provided, among other things, (1) that we would make a $25 million payment on May 31, 2009 with all remaining principal, fees and interest amounts under our

Revolving Facility to be due and payable on June 30, 2009, (2) that it would be an event of default (i) if we failed to have executed and delivered on or before May 15, 2009 at least one of the following (a) a commitment letter from a lender or group of lenders reasonably satisfactory to our Lenders providing for the provision by such lender or group of lenders of a credit facility in an amount sufficient to repay all of our obligations under the Revolving Facility on or before June 30, 2009, (b) a merger agreement or similar agreement involving us as part of a transaction that results in the repayment of our obligations under the Revolving Facility on or before June 30, 2009, and (c) a purchase and sale agreement with a buyer or group of buyers reasonably acceptable to our Lenders providing for a sale transaction by us that results in the repayment of all of our obligations under the Revolving Facility on or before June 30, 2009, or (ii) if we were in default under or our hedging arrangements have been terminated or cease to be effective without the prior written consent of our Lenders, (3) that our advances under the Revolving Facility would bear interest at a rate equal to the greater of (a) the reference rate publicly announced by Union Bank of California, N.A. for such day, (b) the Federal Funds Rate in effect on such day plus 0.50% and (c) a rate determined by the Administrative Agent to be the Daily One-Month LIBOR (as defined in the Revolving Facility), in each case plus 2.5% or, during the continuation of an event of default, plus 4.5% (resulting in an effective interest rate of approximately 5.75%), (4) for limitations on the making of capital expenditures and certain investments, and (5) for the elimination of the current ratio, leverage ratio and interest coverage ratio covenant requirements. The Amended Consent also eliminated the six $19 million deficiency payments which were contemplated by the February Consent and the March Consent.

•                  On May 15, 2009, we entered into Amendment No. 5 (“Amendment No. 5”) which provided for, among other things, (1) the elimination of the provision providing that it would be an event of default if we failed to have executed and delivered on or before May 15, 2009 at least one of the following (a) a commitment letter from a lender or group of lenders reasonably satisfactory to the lenders providing for the provision by such lender or group of lenders of a credit facility in an amount sufficient to repay all of our obligations under the Revolving Facility on or before June 30, 2009, (b) a merger agreement or similar agreement involving us as part of a transaction that resulted in the repayment of our obligations under the Revolving Facility on or before June 30, 2009, and (c) a purchase and sale agreement with a buyer or group of buyers reasonably acceptable to the Lenders providing for a sale transaction by us that resulted in the repayment of all of our obligations under the Revolving Facility on or before June 30, 2009 and (2) the elimination of certain reporting requirements relating to certificates to be provided by our auditors and responsible officers.

•                  On May 29, 2009, we entered into Amendment No. 6 (“Amendment No. 6”) which eliminated the May 31, 2009 payment obligation and provided that the related $25 million payment for outstanding advances as well as any unpaid interest thereon and all remaining principal, fees and interests amounts under the Revolving Facility would be due on June 30, 2009.

•                  On June 30, 2009, we entered into Amendment No. 7 (“Amendment No. 7”) which provided for, among other things, (1) changing the maturity date of the Revolving Facility from June 30, 2009 to July 31, 2009, (2) the Company’s agreement to make a prepayment of interest of approximately $1,142,753.42 representing the amount anticipated to be owing in respect of the interest payment due and payable on July 31, 2009 and (3) the Company’s agreement to make a prepayment of the advances under the Revolving Facility in the amount of $7.5 million with such prepayment to be made on or before July 10, 2009. The Company paid the July interest of approximately $1.1 million on July 1, 2009 and also paid $7.5 million on July 10, 2009.

•                  On July 31, 2009 we entered into Amendment No. 8 (“Amendment No. 8”) which changed the maturity date of the Company’s Revolving Facility from July 31, 2009 to August 31, 2009.

If we breach any of the provisions of the Amended Consent or the Revolving Facility, as amended, our Lenders thereto will be entitled to declare an event of default, at which point the entire unpaid principal balance of the loans, together with all accrued and unpaid interest and other amounts then owing to our Lenders, would become immediately due and payable.  In any event, the entire unpaid principal balance of the loans, together with all accrued and unpaid interest and other amounts then owing to our Lenders, will be payable on August 31, 2009 unless earlier paid or a further extension with respect to payment is negotiated with our Lenders. Our Lenders may take action to enforce their rights with respect to the outstanding obligations under the Revolving

Facility. Because substantially all of our assets are pledged as collateral under the Revolving Facility, if our Lenders declare an event of default, they would be entitled to foreclose on and take possession of our assets.  In such an event, we may be forced to liquidate or to otherwise seek protection under Chapter 11 of the U.S. Bankruptcy Code. Such action in itself would constitute an event of default under the terms of the Revolving Facility. These matters, as well as the other risk factors related to our liquidity and financial position raise substantial doubt as to our ability to continue as a going concern. With respect to our compliance with the Amended Consent, there can be no assurance that we will be able to further negotiate the terms of the Amended Consent or negotiate a further restructuring of the related indebtedness or that we will be able to make any required payments when they become due.  Moreover, there can be no assurance that we will be successful in our efforts to comply with the terms of the Amended Consent, including our ongoing efforts to evaluate and assess our various financial and strategic alternatives (which may include the sale of some or all of our assets, a merger or other business combination involving the Company, or the restructuring or recapitalization of the Company).  If such efforts are not successful, we may be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code, which would constitute an event of default under the Revolving Facility. See Item 1A. RISK FACTORS.

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

Dividends.  The Convertible Preferred Stock accumulates dividends at a rate of $2.875 for each share of Convertible Preferred Stock per year. Dividends are cumulative from the date of first issuance and, to the extent payment of dividends is not prohibited by our debt agreements, assets are legally available to pay dividends and our Board of Directors or an authorized committee of our board declares a dividend payable, we will pay dividends in cash, every quarter.  The first payment was made on April 15, 2007 and we continued to make quarterly dividends payments through October 15, 2008. The Board did not declare a dividend in the fourth quarter of 2008, first quarter of 2009 or second quarter of 2009 due to our current lack of liquidity. Cumulative dividends in arrears at June 30, 2009 amounted to $5.9 million.

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

Determining the appropriate classification of our fair value measurements within the fair value hierarchy requires management’s judgment regarding the degree to which market data is observable or corroborated by observable market data. Currently we have categorized derivative instruments’ fair value measurements and our AROs as Level 3. As interpretations of SFAS No. 157 evolve, our classification of certain instruments within the hierarchy may be revised. See “Critical Accounting Policies and Estimates — Derivative and Hedging Activities” above, “Risk Management Activities” below and Note 11 to our consolidated financial statements for additional discussion of our derivative instruments.

Risk Management Activities

We utilize price-risk management transactions (e.g., swaps, collars and floors) for a portion of our expected oil and natural gas production to seek to reduce exposure from the volatility of oil and natural gas prices and also to achieve a more predictable cash flow. While the use of these arrangements is intended to reduce our potential exposure to significant commodity price declines, they may limit our ability to benefit from increases in the price of oil and natural gas. Our arrangements, to the extent we enter into any, are intended to apply to only a portion of our expected production and thereby provide only partial price protection against declines in oil and natural gas prices. None of these instruments are, at the time of their execution, intended to be used for trading or speculative purposes, but a portion of our 2008 instruments was subsequently deemed as such because of the decrease in our 2008 production. These price-risk management transactions are generally placed with major financial institutions that we believe are financially stable; however, in light of the recent global financial crisis, there can be no assurance of the foregoing. In the event any such counterparty fails to perform, our financial results could be adversely affected and we could incur losses and our liquidity could be negatively impacted. None of our derivative contracts contain collateral posting requirements; however, the counterparty to our 2009 positions is a member of the lending group of our Revolving Facility, and certain events of default under our Revolving Facility may result in a cross default of derivative instruments with such party. In addition, our counterparty is entitled to terminate the derivative contracts in the event that the fair market value of the derivative contracts (currently valued at approximately $12.7 million as of June 30, 2009) falls to less than $1.5 million (i.e. the approximate amount that our counterparty would owe us upon termination of the derivative contracts following the decline of the derivative fair market value from the approximate $12.7 million as of June 30, 2009 to less than $1.5 million at any time thereafter).  In the event of a termination of the derivative contracts by our counterparty under these circumstances, there can be no assurance that this counterparty would actually remit the funds owed to us as opposed to attempting to apply such funds as an offset to our indebtedness under the Revolving Facility of which they are a lender.  However, to the extent that any decrease in the fair market value of the derivative contracts is driven by higher commodity prices, such rising commodity prices should result in some benefit to our expected oil and natural gas sales revenue. On an annual basis, our management sets all of our price-risk management policies, including volumes, types of instruments and counterparties. These policies are implemented by management through the execution of trades by the Chief Financial Officer after consultation and concurrence by the President and Chairman of the Board. Our Board of Directors monitors our price-risk management policies and trades on a monthly basis. However, due to the ongoing financial and strategic alternatives process the Company has not entered into any new derivative contracts in recent months and does not expect to for the foreseeable future.

All of these price-risk management transactions are considered derivative instruments and accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). These derivative instruments are intended to hedge our price risk and may be considered hedges for economic purposes. There are two types of accounting treatments for derivatives, (i) mark-to-market accounting and (ii) cash flow hedge accounting. For a discussion of these accounting treatments, see Note 10 to our consolidated financial statements. We currently apply mark-to-market accounting treatment to all of our derivative contracts. All derivatives are recorded on the balance sheet at fair value and the changes in fair value are presented in total revenue on the statement of operations. The cash flows resulting from settlement of derivative transactions which relate to economically hedging our physical production volumes are classified in operating activities on the statement of cash flows and the cash flows resulting from settlement of derivative transactions considered “overhedged” positions are classified in investing activities on the statement of cash flows. The following table provides additional information regarding our various derivative transactions that were recorded at fair value on the balance sheet as of June 30, 2009.

(in thousands)
Fair value of contracts outstanding at December 31, 2008	$15,407
Contracts realized or otherwise settled during the period	13,876
Fair value at June 30, 2009 of new contracts entered into during 2009:
Asset	—
Liability	—
Changes in fair value attributable to changes in valuation techniques and assumptions	—
Other changes in fair value	(16,574)
Fair value of contracts outstanding at June 30, 2009	$12,709

The following table details the fair value of our commodity-based derivative contracts by year of maturity and valuation methodology as of June 30, 2009.

	Fair Value of Contracts at June 30, 2009
Source of Fair Value	Maturity less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total fair value
	(in thousands)
Prices actively quoted:	$—	$—	$—	$—	$—
Prices provided by other external sources:
Asset	12,709	—	—	—	12,709
Liability	—	—	—	—	—
Prices based on models and other valuation methods:	—	—	—	—	—
Total	$12,709	$—	$—	$—	$12,709

Tax Matters

At June 30, 2009, we had cumulative net operating loss carryforwards (“NOLs”) for federal and state income tax purposes of approximately $153.2 million and $5.7 million, respectively, without consideration of valuation allowances. The federal and state NOL carryforwards will expire in varying amounts between 2009 and 2028. In addition to the deferred tax assets associated with NOLs discussed above, we have additional net deferred tax assets of approximately $85.2 million related to both federal and state tax positions.

In recording deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible. We consider the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination. We believe that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to the historical evidence, and in light of the current market situation and the uncertainty surrounding our Revolving Facility, the related Amended Consent and subsequent Amendments, management is not able to determine that it is more likely than not that the deferred tax assets will be realized and therefore established a full valuation allowance to reduce our net deferred tax asset to zero at June 30, 2009 and December 31, 2008. We will continue to assess the valuation allowance against deferred tax assets considering all available information obtained in future reporting periods. If we achieve profitable operations in the future, we may reverse a portion of the valuation allowance in an amount at least sufficient to eliminate any tax provision in that period. The valuation allowance has no impact on our NOL position for tax purposes, and if we generate taxable income in future periods, we will be able to use our NOLs to offset taxes due at that time.

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

Recently Issued Accounting Pronouncements (Not Yet Adopted)

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

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to variable interest entities. The amendments significantly reduce the previously required quantitative consolidation analysis, and require ongoing reassessments of whether the Company is the primary beneficiary of a variable interest entity. SFAS No. 167 also requires enhanced disclosures about an enterprise’s involvement with a variable interest entity. This statement is effective for the beginning of the first annual reporting period beginning after November 15, 2009. The Company does not currently expect the adoption of SFAS No. 167 to impact its consolidated financial statements.

On June 3, 2009, the FASB approved the FASB Accounting Standards Codification™ (“Codification”) as the single source of generally accepted accounting principles in the United States of America (“GAAP”). On June 29, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the

Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 establishes the Codification to become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification becomes non-authoritative. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The content of the Codification carries the same level of authority. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. SFAS No.168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. This means that a calendar year-end public entity should follow the guidelines in the Codification beginning with its third quarter starting on July 1, 2009. We adopted Codification on July 1, 2009 which will provide for changes in disclosures on our Quarterly Report on Form 10-Q for the period ended September 30, 2009 but no impact to our financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and commodity prices.  We use a Revolving Facility, which has a floating interest rate. We are not subject to fair value risk resulting from changes in our floating interest rates.  The use of floating rate debt instruments provides a benefit due to downward interest rate movements but does not limit us to exposure from future increases in interest rates.  Based on the June 30, 2009 outstanding borrowings and an interest rate of 5.75%, a 10% change in these interest rates would result in an increase or decrease in interest expense of approximately $1.3 million on an annual basis.

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

As of December 31, 2008 and June 30, 2009, our outstanding debt was classified as current due to the amendment in the maturity date of our Revolving Facility to June 30, 2009 as provided by the Amended Consent and August 31, 2009 as provided by Amendment No. 8, respectively.

In the normal course of business, we enter into derivative transactions, including commodity price collars, swaps and floors, to mitigate our exposure to commodity price movements. At the time of their execution, they are not intended for trading or speculative purposes.  While the use of these arrangements may limit the benefit to us of increases in the price of oil and natural gas, it also limits the downside risk of adverse price movements.  During 2007, we put in place several natural gas and crude oil derivatives to hedge our expected 2009 production to achieve a more predictable cash flow. Please refer to Note 10 to our consolidated financial statements for a discussion of these contracts. The following is a list of contracts outstanding at June 30, 2009:

Transaction Date	Transaction Type	Beginning	Ending	Price Per Unit	Volumes Per Day	Fair Value Outstanding as of June 30, 2009
						(in thousands)
Natural Gas (1):
04/07	Collar	01/01/09	12/31/09	$7.75-$10.00	10,000 MMBtu	$6,247
10/07	Collar	01/01/09	12/31/09	$7.75-$10.08	10,000 MMBtu	6,248
Crude Oil (2):
10/07	Collar	01/01/09	12/31/09	$70.00-$93.55	300 Bbl	214
						$12,709

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

At June 30, 2009, the fair value of the outstanding derivatives was a net asset of approximately $12.7 million. A 10% change in the commodity price per unit, as long as the price is either above the ceiling or below the floor price, would cause the fair value total of the derivative instruments to increase or decrease by approximately $1.2 million.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

David Blake, et al. v. Edge Petroleum Corporation — On September 19, 2005, David Blake and David Blake, Trustee of the David and Nita Blake 1992 Children’s Trust, filed suit against us in state district court in Goliad County, Texas alleging breach of contract for failure and refusal to transfer overriding royalty interests to plaintiffs in several leases in the Nita and Austin prospects in Goliad County, Texas and failure and refusal to pay monies to Blake pursuant to such overriding royalty interests for wells completed on the leases. The plaintiffs seek relief of (1) specific performance of the alleged agreement, including granting of overriding royalty interests by us to Blake; (2) monetary damages for failure to grant the overriding royalty interests; (3) exemplary damages for his claims of business disparagement and slander; (4) monetary damages for tortious interference; and (5) attorneys’ fees and court costs. Venue of the case was transferred to Harris County, Texas by agreement of the litigants. Our subsidiaries, Edge Petroleum Exploration Company, Edge Petroleum Operating Company and Edge Petroleum Production Company, were also added as defendants. We filed a counterclaim against plaintiff and joined various related entities that are controlled by Blake, seeking lease interests in which we contend we have been wrongfully denied participation and also claim that proprietary information was misappropriated. The parties have moved for summary judgment on each other’s claims and counterclaims, which the trial court has denied as to both sides.  In November 2007, we filed a separate motion for summary judgment based on the statute of frauds and; the court has not yet ruled on this separate motion. In June 2008, the Plaintiffs filed a Sixth Amended Petition conditionally adding claims for certain prospects that had been previously settled by means of a Compromise and Settlement Agreement (the “Settlement Agreement”), entered in settlement of prior litigation among some of the parties, but only to the extent that rescission of the prior Settlement Agreement was being sought by us. We are not seeking rescission of the prior Settlement Agreement and responded accordingly in its Fourth Amended Original Counterclaim and Claims Against Additional Parties filed on October 16, 2008.  On October 17, 2008, the Plaintiffs filed their Seventh Amended Petition adding a claim for breach of the Settlement Agreement. In December 2008, one of the Blake counter-defendants filed a motion to arbitrate, which motion has not been heard by the court. We have responded and will continue to respond aggressively to this lawsuit, and believe we have meritorious defenses and counterclaims.

Mary Jane Carol Trahan Champagne, et al. v. Edge Petroleum Exploration Company, et al. — On September 19, 2008 we were sued in state district court in Vermilion Parish, Louisiana by Mary Jane Trahan, Carol Trahan Champagne and 29 other plaintiffs alleging breach of obligations under mineral leases in Vermilion Parish regarding the Trahan No. 1 well and the Trahan No. 3 well (MT RC SUB reservoir). Plaintiffs are seeking unspecified damages for lost revenue, lost royalties and devaluation of property interest sustained as a result of the defendants’ alleged negligent and improper drilling operations on the Trahan No. 1 well and the Trahan No. 3 well, including alleged failure to prevent underground water from flooding and destroying plaintiffs’ portion of the reservoir beneath plaintiffs’ property.  Plaintiffs also allege defendants failed to “block squeeze” sections of the Trahan No. 3 well as would a prudent operator. This lawsuit, previously removed from the state court to the federal district court for the Western District of Louisiana, Lafayette Division, has been remanded to state court. Our insurance carrier has retained counsel to represent us in this matter. We filed certain peremptory challenges and exceptions to the Plaintiffs’ petition, including prematurity, no cause of action and prescription. Except for the prescription challenge, these motions were overruled by the court in May, 2009.  We have not established a reserve with respect to this claim and it is not possible to determine what, if any, its ultimate exposure might be in this matter. We intend to vigorously defend ourselves in this lawsuit.

John Lemke, et al. v. Edge Petroleum Corporation - In October 2008, we were sued in state district court in Harris County, Texas over an alleged contract to receive a royalty in certain areas in South Louisiana.

We, along with the Plaintiffs, settled the dispute by agreement pursuant to which we paid the Plaintiffs $17,500 in return for a full release of all claims and a dismissal of the lawsuit.

Lara Energy, Inc. v. Edge Petroleum Corporation - In June 2009, we were sued in state district court in Harris County, Texas by a working interest co-owner in the Chapman Ranch prospect located in Nueces County, Texas.  Plaintiff alleges various theories of causes of action, including breach of contract, breach of duty of good faith and fair dealing, negligent misrepresentation, improper acquisition of leases and seismic data, fraudulent inducement and other causes of action.  We believe we have done nothing wrong and have honored the contracts with the Plaintiff that govern operations in the Chapman Ranch prospect. We have filed an answer and intend to vigorously defend ourselves.

Encinitas Ranch et al v. ExxonMobil Corporation, et al. — This lawsuit was originally filed in state district court in Brooks County, Texas, against ExxonMobil, Chevron USA and other defendants alleging numerous causes of action relating to Plaintiffs’ lands going back several decades, including damage to the surface, improperly abandoned equipment, spills, contamination, trespass, failure to maintain facilities, improper or untimely payment of royalties, breach of express and implied covenants, and various acts of negligence, including an alleged incident regarding a fire that occurred on the ranch in 2008. Plaintiffs amended their petition in May 2008 to name additional defendants, including the Company. The Company has a non-operating interest in the Encinitas Ranch, and has never operated the wells or lease in Brooks County, Texas, covering Plaintiffs’ land. Our liability insurance carrier is providing a defense to this matter under a reservation of rights, and has retained local counsel for us and filed an answer on our behalf.  No trial date has been set.  We believe we have meritorious defenses to this litigation and intend to vigorously defend ourselves.

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

All of our debt obligations under our Revolving Facility are due on or before August 31, 2009.  Our attempts to further extend or renegotiate such obligations or to otherwise complete our restructuring efforts (including a sale of some or all of our assets or a recapitalization, merger or business combination involving the Company) may not be successful and we may be required to seek bankruptcy protection under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”).  Even if these restructuring efforts are successful, we may still be required to seek protection under the Bankruptcy Code to consummate the sale of some or all of our assets or to effect a recapitalization, merger, other business combination or other restructuring strategy involving the Company.

Pursuant to Amendment No. 8 to our Revolving Facility, all of our debt obligations under the Revolving Facility are due on or before August 31, 2009.  There can be no assurance that we will be able to further extend or renegotiate the terms of our Revolving Facility or otherwise complete our restructuring efforts (including a sale of some or all of our assets or a recapitalization, merger or business combination involving the Company). Because substantially all of our assets are pledged as collateral under the Revolving Facility, if our lenders declare an event of default, they would be entitled to foreclose on and take possession of our assets. In the event our debt obligations under the Revolving Facility become due and absent a significant restructuring of that indebtedness, we will be unable to make the required payments and in such event we would likely be required to seek protection under the Bankruptcy Code.  Moreover, there can be no assurance that we will be successful in our restructuring efforts, including our efforts to sell some or all of our assets or to consummate a recapitalization, merger or other business combination involving the Company. If such efforts are not successful, we may be required to seek protection under the Bankruptcy Code. Even if such efforts are successful, we may still be required to seek protection under the Bankruptcy Code to consummate such a transaction or series of transactions.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise in accordance with the Bankruptcy Code, pre-petition liabilities and post-petition liabilities (including certain fees and interest) must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization.  Amounts that would need to be satisfied in full before any recovery by our stockholders (including common stockholders and holders of our Convertible Preferred Stock) would include, among other things, approximately $226.5 million in principal plus any accrued interest which is owed under our Revolving Facility.  In addition, the holders of our Convertible Preferred Stock have a liquidation preference of $50 per share which, while still being junior to the claims of our debt and other obligations, would need to be satisfied before any proceeds would be received by our common stockholders.  The total amount of this liquidation preference is approximately $143.75 million and any recovery for our common stockholders would only be available if the proceeds available in any Bankruptcy Code proceeding exceeded the amount required to repay all of our outstanding indebtedness and other obligations (including trade payables and other unsecured claims) and to also satisfy the $143.75 million Convertible Preferred Stock liquidation preference.  Although the Convertible Preferred Stock is entitled to a liquidation preference as discussed above, the holders of the Convertible Preferred Stock would only be entitled to receive a recovery in the event the proceeds available for distribution in any Bankruptcy Code proceeding were in excess of the amount required to repay all of our outstanding indebtedness (including indebtedness under the Revolving Facility) and other obligations (including trade payables and other unsecured claims). The ultimate recovery to creditors and/or stockholders, if any, would not be determined until the confirmation of any plan of reorganization. No assurance can be given as to what values, if any, would be ascribed in any potential Chapter 11 filing to each of these constituencies or what types or amounts of distributions, if any, they would receive. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by equity holders and notwithstanding the fact that equity holders do not receive or retain any property on account of their equity interests under the plan of reorganization. Unless there is significant improvement in market conditions or we are otherwise able to restructure our indebtedness without filing for Chapter 11 protection, we believe it is very unlikely that our common stockholders would receive any recovery in a Chapter 11 proceeding and it is also unlikely that the holders of our Convertible Preferred Stock would receive any meaningful recovery due in both cases to their relative positions with respect to our outstanding obligations which are senior to their respective equity interests.

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds	None

Item 3 - Defaults Upon Senior Securities

The Company’s Board of Directors did not declare a dividend on the Company’s 5.75% Series A cumulative convertible perpetual preferred stock (“Convertible Preferred Stock”) for the fourth quarter of 2008 or the first and second quarters of 2009, which dividends would have been paid on January 15, April 15, 2009 and July 15, 2009. Therefore, as of August 4, 2009, the Company has Convertible Preferred Stock dividends in arrears that total approximately $6.2 million.

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

4.12 —

Amendment No. 5, executed May 15, 2009, among Edge Petroleum Corporation, the lenders party thereto and Union Bank of California, N.A., as administrative agent for such lenders. (Incorporated by reference from exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 15, 2009).

4.13 —

Amendment No. 6, executed May 29, 2009, among Edge Petroleum Corporation, the lenders party thereto and Union Bank of California, N.A., as administrative agent for such lenders. (Incorporated by reference from exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 29, 2009).

4.14 —

Amendment No. 7, executed June 30, 2009, among Edge Petroleum Corporation, the lenders party thereto and Union Bank of California, N.A., as administrative agent for such lenders. (Incorporated by reference from exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 1, 2009).

4.15 —

Amendment No. 8, executed July 31, 2009, among Edge Petroleum Corporation, the lenders party thereto and Union Bank, N.A. (f/k/a Union Bank of California, N.A.), as administrative agent for such lenders. (Incorporated by reference from exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 3, 2009).

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

EDGE PETROLEUM CORPORATION,
A DELAWARE CORPORATION
(REGISTRANT)

Date	August 6, 2009	/s/ John W. Elias
John W. Elias
Chairman of the Board, President and
Chief Executive Officer

Date	August 6, 2009	/s/ Gary L. Pittman
Gary L. Pittman
Executive Vice President and
Chief Financial Officer

Date	August 6, 2009	/s/ Kirsten A. Hink
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

4.12 —

Amendment No. 5, executed May 15, 2009, among Edge Petroleum Corporation, the lenders party thereto and Union Bank of California, N.A., as administrative agent for such lenders. (Incorporated by reference from exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 15, 2009).

4.13 —

Amendment No. 6, executed May 29, 2009, among Edge Petroleum Corporation, the lenders party thereto and Union Bank of California, N.A., as administrative agent for such lenders. (Incorporated by reference from exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 29, 2009).

4.14 —

Amendment No. 7, executed June 30, 2009, among Edge Petroleum Corporation, the lenders party thereto and Union Bank of California, N.A., as administrative agent for such lenders. (Incorporated by reference from exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 1, 2009).

4.15 —

Amendment No. 8, executed July 31, 2009, among Edge Petroleum Corporation, the lenders party thereto and Union Bank, N.A. (f/k/a Union Bank of California, N.A.), as administrative agent for such lenders. (Incorporated by reference from exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 3, 2009).

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